Form 10-K
period 2014-12-31
M I HOMES INC
filed 2015-02-27
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014

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

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares (its only class of common equity) held by non-affiliates (23,842,473 shares) was approximately $578.7 million.  The number of common shares of the registrant outstanding as of February 25, 2015 was 24,512,910.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Item 1. BUSINESS
General
M/I Homes, Inc. and subsidiaries (the “Company,” “we,” “us” or “our”) is one of the nation’s leading builders of single-family homes. The Company was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976. Since that time, the Company has delivered over 90,000 homes.
The Company consists of two distinct operations: homebuilding and financial services. Our homebuilding operations are aggregated for reporting purposes into three reporting segments - the Midwest, Mid-Atlantic and Southern regions. Our financial services operations support our homebuilding operations by providing mortgage loans and title services to the customers of our homebuilding operations and is reported as its own segment. Please see Note 15 of our Consolidated Financial Statements for additional information related to the financial and operating results for each of our reporting segments noted above.
Our homebuilding operations comprise the most substantial portion of our business, representing 98% of consolidated revenue in 2014 and 97% in 2013. We design, market, construct and sell single-family homes, attached townhomes, and condominiums to first-time, move-up, empty-nester and luxury buyers. In addition to home sales, our homebuilding operations generate revenue from the sale of land and lots. We use the term “home” to refer to a single-family residence, whether it is a single-family home or other type of residential property, and we use the term “community” to refer to a single development in which homes are constructed primarily in planned development communities and mixed-use communities. We are currently offering homes for sale in 150 communities within 13 markets located in eight states. Our average sales price of homes delivered during 2014 was $313,000, and the average sales price of our homes in backlog at December 31, 2014 was $348,000. We believe offering homes at a variety of price points allows us to attract a wide range of buyers. We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality within a given price range, providing superior customer service and offering mortgage banking and title services in order to fully serve our customers. In our experience, this makes the homebuying process more efficient for our customers.
Our financial services operations generate revenue primarily from originating and selling mortgages and collecting fees for title insurance and closing services. We offer mortgage banking services to our homebuyers through our 100%-owned subsidiary, M/I Financial, LLC (“M/I Financial”). We offer title services through subsidiaries that are either 100% or majority owned by the Company. See our “Financial Services” section below for further description of our financial services operations. Our financial services operations accounted for 2% of our consolidated revenues in 2014 and 3% in 2013. See the “Financial Services” section below for additional information regarding our financial services operations.
Our principal executive offices are located at 3 Easton Oval, Suite 500, Columbus, Ohio 43219. The telephone number of our corporate headquarters is (614) 418-8000 and our website address is www.mihomes.com. Information on our website is not a part of and shall not be deemed incorporated by reference in this Form 10-K.

Markets

Our 13 homebuilding divisions are aggregated into the following three segments for reporting purposes:

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
Industry Overview and Current Market Conditions
Housing market conditions in 2014 were choppy as we experienced inconsistent and uneven demand in most of our markets throughout the year. Although our sales pace per community was similar in 2014 compared to 2013, our aggregate new contracts and our active community count declined 3% and 4%, respectively, in 2014. In addition, our results in 2014 were negatively impacted by the significant delays we experienced in opening many of our planned new communities during the year. However, we believe we are in the midst of a long-term multi-year recovery in the homebuilding industry. Housing market conditions, in general, remain healthy, and we expect continued modest improvement in the overall housing market driven by a growing population and accelerating household formations, favorable own-versus-rent dynamics, historically attractive affordability levels, low interest rates, and slow but steady improvement in job growth. New home sales increased modestly in 2014 with 435,000 new homes sold in the United States compared to 428,000 sold in 2013 and 367,000 sold in 2012, and we expect new home sales to continue to increase in 2015. The level of housing permits also increased to an estimated 1,033,000 in 2014 compared to 975,000 in 2013 and 780,000 in 2012.
Business Strategy
We believe that our geographic footprint, opportunities for growth in our Texas markets and other markets, and the quality and significant number of communities that we plan to open in 2015 position us to further improve our profitability and results in 2015. Given our expectations with respect to housing market conditions, and consistent with our focus on improving long-term financial results, we will continue to emphasize the following strategic business objectives in 2015:

•	profitably growing our presence in our existing markets, including opening new communities;

•	reviewing new markets for investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.
However, we can provide no assurance that the positive trends reflected in our financial and operating metrics in 2013 and 2014 will continue in 2015.
Sales and Marketing
During 2014, we continued to focus our marketing efforts on first-time and move-up homebuyers, including empty-nester homebuyers and the age-targeted segment. These latter two segments further expand our luxury segment, which allows us to place more emphasis on the re-emergence of our Showcase Collection. We market and sell our homes under the M/I Homes and Showcase Collection (exclusively by M/I Homes) brands. Our marketing efforts are directed at driving product preference for the M/I Homes brand as opposed to other homebuilders or the resale market.
We provide our homebuyers with the following products, programs and services which we believe differentiate our brand: (1) better built and higher quality homes located in attractive areas and desirable communities that are supported, in the majority of our markets, by our 30-year transferable structural warranty (we offer a 10-year transferable structural warranty in our Texas markets); (2) upgraded model homes and highly-trained sales consultants to build the buyer’s confidence and enhance the quality of the homebuying experience; (3) our StyleSmart Design Centers and suite of home design products and StyleSmart Design Consultants that assist our homebuyers in selecting product and design options; (4) our Whole Home building standards which are designed to create a more eco-friendly and energy efficient home that will generally save our customers up to 30% on their energy costs compared to a home that is built to minimum code requirements; (5) our mortgage financing programs that we offer through M/I Financial, including competitive 30-year fixed-rate loans; (6) our Ready Now Homes program which offers homebuyers the opportunity to close on certain new homes in 60 days or less; (7) our Confidence Builder Program, which provides our customers peace of mind throughout the homebuilding process; and (8) our unwavering focus on customer care and customer satisfaction.
We invest in designing and decorating distinctive model homes intended to create an atmosphere reflecting how people live today and help our customers imagine the possibilities for a “home of their own -- just the way they dreamed it.” We also carefully select the interior decorating of our model homes to reflect the lifestyles of our prospective buyers. We believe these models showcase our homes at their maximum livability and potential and provide ideas and inspiration for our customers to incorporate valuable design options into their new home.
Our company-employed sales consultants are trained and prepared to meet the buyer’s expectations and build the buyer’s confidence by fully explaining the features and benefits of our homes, helping each buyer determine which home best suits their needs, explaining the construction process, and assisting the buyer in choosing the best financing option. Significant attention is given to the ongoing training of all sales personnel to assure a high level of professionalism and product knowledge. As of December 31, 2014, we employed 143 new home sales consultants.
To further enhance the homebuying process, we operate StyleSmart Design Centers in a majority of our markets. Our design centers allow our homebuyers to select from thousands of product and design options that are available for purchase as part of the original construction of their homes. Our centers are staffed with StyleSmart Design Consultants who help our homebuyers select the right combination of options to meet their budget, lifestyle and design sensibilities. In most of our markets, we offer our homebuyers the option to consider and make design planning decisions using our Envision online design tool. We believe this tool is very useful for prospective buyers to use during the planning phase and makes their actual visit to our design centers more productive and efficient as our consultants are able to view their preliminary design selections and pull samples in advance of the visit.
By offering energy-efficient homes to our customers, we enable our homebuyers to save on their energy costs (the second largest cost of homeownership), compared to a home that is built to minimum code requirements. We use independent RESNET-Certified Raters and the HERS (Home Energy Rating System) Index, the national standard for energy efficiency, to measure the performance of our homes, including insulation, ventilation, air tightness, and the heating and cooling system. Our divisions’ average scores are generally better than the EPA’s Energy Star standard of 75, 100 for a home built to the minimum code standard, and 130 or higher for a resale home.
We also offer specialized mortgage financing programs through M/I Financial to assist our homebuyers. M/I Financial offers conventional financing options along with Federal Housing Authority (“FHA”), U.S. Veterans Administration (“VA”), the United States Department of Agriculture (“USDA”) and state housing bond programs. M/I Financial often provides closing cost assistance and below market interest rates.
Through M/I Financial, we continue to look for opportunities in the market to assist the Company’s home sales efforts. M/I Financial offers our potential homebuyers “one-stop” shopping by providing financing and title services for the purchase of their home, which we believe saves our customers both time and money. M/I Financial provides our homebuyers with access to several of what we believe are the best mortgage programs available through its networks, which include many of the major mortgage providers in the United States. We aim to offer our homebuyers unique programs with below-market financing options that are more competitive than what a homebuyer could receive on their own. With respect to title services, M/I Financial works closely with our homebuilding divisions so that we are able to provide an organized and efficient home delivery process.We also build inventory homes in most of our communities to support our Ready Now Homes program, which offers homebuyers the opportunity to close on certain new homes in 60 days or less. These homes enhance our marketing and sales efforts to prospective homebuyers who require a home delivery within a short time frame. We determine our inventory homes strategy in each market based on local market factors, such as job growth, the number of job relocations, housing demand and supply, seasonality and our past experience in the market. We maintain a level of inventory homes in each community based on our current and planned sales pace, and we monitor and adjust inventory homes on an ongoing basis as conditions warrant.
Our Confidence Builder Program allows our homebuyers to be actively involved in the construction of their new home, giving them increased engagement throughout the design and construction process. This program is designed to put the buyer first and enhance the total homebuying experience. We believe prompt and courteous responses to homebuyers’ needs throughout the homebuying process reduce post-delivery repair costs, enhance our reputation for quality and service, and encourage repeat and referral business from homebuyers and the real estate community.
Finally, we believe our ultimate differentiator comes from one of the principles our company was founded upon -- delivering superior customer service. We hold our teams to a higher standard when it comes to customer care. Our customer satisfaction scores are measured by an independent third-party company 30 days and 6 months after delivery to hold us accountable for building a home of the highest quality.
We market our homes using traditional media such as newspapers, magazines, direct mail, billboards, radio and television. The particular media used differs from market to market based on area demographics and other competitive factors. In recent years, we have also significantly increased the reach of our websites through enhanced search engine optimization and search engine marketing. We also have increased the number of referral sites, like Zillow.com and Trulia.com, that we use to drive incremental leads to our internet sales associates.  We also use email and database marketing, which have become an increasingly important part of our marketing. We use our social media presence to communicate to our customers the experiences of customers who have bought an M/I home and to provide social content about our homes and design features. In the last five years, we have experienced a significant increase in sales demand from buyers who initially identified us online.
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
We offer homes ranging from a base sales price of approximately $140,000 to $1,000,000 and from approximately 1,300 to 5,500 square feet. In addition to single-family detached homes, we also offer attached townhomes in most of our markets as well as condominiums in our Columbus and Washington, D.C. markets. By offering a wide range of homes, we are able to attract first-time, move-up, empty-nester and luxury homebuyers. It is our goal to sell more than one home to our buyers, and we believe we have had success in this pursuit.
We devote significant resources to the research, design and development of our homes to meet the demands of our buyers as well as the changing market requirements. Across all of our divisions, we currently offer over 630 different floor plans designed to reflect current lifestyles and design trends. In late 2012, we reintroduced our Showcase Collection in the Midwest, which is designed for our move-up, empty-nester and luxury homebuyers and offers more design options, larger floor plans, and a higher-end product line of homes in upscale communities. In 2014, our Showcase Collection expanded significantly in several of our markets.  In addition, we are developing new plans and communities specifically for the growing empty-nester market. These plans (primarily ranch and main floor master bedroom type plans) focus on move-down buyers, are smaller in size, and feature outdoor living potential, fewer bedrooms, and better community amenities. We have value-engineered all of our product lines to reduce production costs and construction cycle times while adhering to our quality standards and using materials and construction techniques that reflect our commitment to more environmentally conscious homebuilding methods. It is a core value of M/I Homes to offer homes that are current in design and lifestyle trends. As a rule, our homebuilding divisions share successful plans with other divisions, when appropriate, for use in new markets.
All of our homes are constructed according to proprietary designs that meet the applicable FHA and VA requirements and all local building codes. We attempt to maintain efficient operations by utilizing standardized materials. Our raw materials consist primarily of lumber, concrete and similar construction materials, and while these materials are generally available from a variety of sources, we have reduced construction and administrative costs by executing national purchasing contracts with select vendors. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction and control product consistency and availability. We generally employ subcontractors for the installation of site improvements and the construction of homes. The construction of each home is supervised by a Personal Construction Supervisor who reports to a Production Manager, both of whom are employees of the Company. Our Personal Construction Supervisors manage the scheduling and construction process. Subcontractor work is performed pursuant to written agreements that require our subcontractors to comply with all applicable laws and labor practices, follow local building codes and permits, and meet performance, warranty, and insurance requirements. The agreements are generally short-term, with terms from six to twelve months, and specify a fixed price for labor and materials. The agreements are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our backlog. In 2014, we have experienced modest construction delays due to shortage of materials or labor; however, we cannot predict the extent to which shortages in necessary materials or labor may occur in the future. The materials are substantially comprised of natural resource commodities; therefore, their cost and availability is subject to national and worldwide price fluctuations and inflation, each of which could be impacted by legislation or regulation relating to energy and climate change.We generally begin construction in a majority of our homes after we have obtained a sales contract and preliminary oral confirmation from the buyer’s lender that financing should be approved. In certain markets, contracts may be accepted contingent upon the sale of an existing home, and construction may be authorized through a certain phase prior to satisfaction of that contingency. The construction of our homes typically takes approximately four to six months from the start of construction to completion of the home, depending on the size and complexity of the particular home being built, weather conditions, and the availability of labor, materials, and supplies.
We also begin construction on inventory homes (i.e., homes started in the absence of an executed contract) to facilitate delivery of homes on an immediate-need basis under our Ready Now Homes program and to provide presentation of new products. For some prospective buyers, selling their existing home has become a less predictable process and, as a result, when they sell their home, they often need to find, buy and move into a new home in 60 days or less. Other buyers simply prefer the certainty provided by being able to fully visualize a home before purchasing it. Of the total number of homes closed in 2014 and 2013, 55% and 56%, respectively, were inventory homes which include both homes started as inventory homes and homes that started under a contract that were later cancelled and became inventory homes as a result.
Backlog
We sell our homes under standard purchase contracts, which generally require a homebuyer deposit at the time of signing the contract. The amount of the deposit varies among markets and communities. Homebuyers are also generally required to pay additional deposits when they select options or upgrades for their homes. Most of our home purchase contracts stipulate that if a homebuyer cancels a contract with us, we have the right to retain the homebuyer’s deposits. However, we generally permit our homebuyers to cancel their obligations and obtain refunds of all or a portion of their deposits, unless home construction has started, in the event mortgage financing cannot be obtained within the period specified in their contract as a means to maintain goodwill with the potential buyer.
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
As of December 31, 2014, we had a total of 1,222 homes, with $425.2 million aggregate sales value, in backlog in various stages of completion, including homes that are under contract but for which construction had not yet begun. As of December 31, 2013, we had a total of 1,280 homes, with $408.0 million aggregate sales value, in backlog. Homes included in year-end backlog are typically included in homes delivered in the subsequent year.
Warranty
We provide certain warranties in connection with our homes and also have a program to perform multiple inspections on each home that we sell. Immediately prior to delivery and as needed after a home is delivered, we inspect each home with the buyer. The Company offers a limited warranty program (“Home Builder’s Limited Warranty”) and a ten or thirty-year transferable structural limited warranty on homes delivered in or after 2007. The Home Builder’s Limited Warranty covers construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause. To increase the value of the ten or thirty-year structural warranty, this warranty is transferable in the event of the sale of the home. We also pass along to our homebuyers all warranties provided by the manufacturers or suppliers of components installed in each home. Although our subcontractors are generally required to repair and replace any product or labor defects during their respective warranty periods, we are ultimately responsible to the homeowner for making such repairs during our applicable warranty period. Accordingly, with the assistance of an actuary, we have estimated and established reserves for future structural warranty costs based on the number of home deliveries and historical data trends for our communities. Our warranty expense was approximately 1.1%, 0.9% and 1.0% of total housing revenue in 2014, 2013 and 2012, respectively.
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
We seek to meet our need for lots by obtaining advantageous land positions in desirable locations in a cost effective manner that is responsive to market conditions and maintains our financial strength and liquidity. Before entering into a contract to acquire land, we complete extensive comparative studies and analyses, which assist us in evaluating the economic feasibility of the land acquisition. We consider a number of factors, including projected rates of return, estimated gross margins, and projected pace of absorption and sales prices of the homes to be built, all of which are impacted by our evaluation of population and employment growth patterns, demographic trends and competing new home subdivisions and resales in the relevant sub-market.
We attempt to acquire land with a minimum cash investment and negotiate takedown options where they are available from sellers. We also restrict the use of guarantees or commitments in our land contracts to limit our financial exposure to the amounts invested in the property and pre-development costs during the life of the community we are developing. We believe this approach significantly reduces our risk. In addition, we generally obtain necessary development approvals before we acquire land. We acquire land primarily through contingent purchase agreements, which typically condition our obligation to purchase land upon approval of zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, market analysis, development costs, title matters and other property-related criteria. We only enter into a commitment to purchase land after we complete a thorough market and financial evaluation. All land purchase agreements and the funding of land purchases require the approval of our land committee.
In 2014, we increased our investments in land acquisition, land development and housing inventory to meet increasing housing demand and expand our operations in certain markets. In both 2014 and 2013, we developed over 79% of our lots internally, primarily due to a lack of availability of developed lots in desirable locations in the market. Raw land that requires development generally remains more available. In order to minimize our investment and risk of large exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the cost of land investment and development through joint ownership and development agreements, joint ventures, and other similar arrangements. For joint venture arrangements where a special purpose entity is established to own the property, we enter into limited liability company or similar arrangements (“LLCs”) with the other partners. Further details relating to our unconsolidated joint ventures are included in Note 1 to our Consolidated Financial Statements.
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
Purchase agreements to acquire developed lots and raw land to be developed are generally contingent upon satisfaction of certain requirements by us and the sellers, such as zoning approval and availability of building permits. Further details relating to our land option agreements are included in Note 1 to our Consolidated Financial Statements. All land and lot acquisitions are approved by our corporate land acquisition committee, which is comprised of our senior management team and key operating and financial executives.

In the normal course of our homebuilding business, we balance the economic risk of owning lots and land with the necessity of having lots available for construction of our homes. The following table sets forth our land position in lots (including lots held in unconsolidated joint ventures) at December 31, 2014:

	Lots Owned
Region	Developed Lots	Lots Under Development	Undeveloped Lots (a)	Total Lots Owned	Lots Under Contract	Total
Midwest	1,455	352	1,744	3,551	2,156	5,707
Southern	1,159	1,456	2,401	5,016	4,900	9,916
Mid-Atlantic	836	542	1,416	2,794	2,308	5,102
Total	3,450	2,350	5,561	11,361	9,364	20,725

(a)	Includes our interest in raw land held by unconsolidated joint ventures expected to be developed into 1,120 lots.
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
We also provide title and closing services to purchasers of our homes through our 100%-owned subsidiaries, TransOhio Residential Title Agency Ltd. M/I Title Agency Ltd., and M/I Title LLC and our majority-owned subsidiary, Washington/Metro Residential Title Agency, LLC. Through these entities, we serve as a title insurance agent by providing title insurance policies and examination and closing services to purchasers of our homes in Columbus, Tampa, Orlando, San Antonio, Houston and the Washington, D.C. markets.  In addition, TransOhio Residential Title Agency Ltd., provides examination and title insurance services to our housing markets in Raleigh, Charlotte, Chicago, Indianapolis and Cincinnati. We assume no underwriting risk associated with the title policies.
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
Competition
The homebuilding industry is fragmented and highly competitive. We operate as a top ten builder in the majority of our markets. We compete with numerous national, regional, and local homebuilders in each of the geographic areas in which we operate. Our competition ranges from small local builders to larger regional builders to publicly owned builders and developers, some of which have greater financial, marketing, land acquisition, and sales resources than us. Previously owned homes and the availability of rental housing provide additional competition. We compete primarily on the basis of price, location, design, quality, service, and reputation. Our financial services operations compete with other mortgage lenders to arrange financings for homebuyers. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer.
Government Regulation and Environmental Matters
Our homebuilding and financial services operations are subject to compliance with numerous laws and regulations. Our homebuilding operations must comply with various federal, state and local statutes, ordinances, rules and regulations concerning environmental, zoning, building, design, construction, sales, and similar matters. These regulations increase the cost to produce and market our products, and in some instances, delay our developers’ ability to deliver finished lots to us. Counties and cities in which we build homes have at times declared moratoriums on the issuance of building permits and imposed other restrictions in the areas in which sewage treatment facilities and other public facilities do not reach minimum standards. In addition, our homebuilding operations are regulated in certain areas by restrictive zoning and density requirements that limit the number of homes that can be built within the boundaries of a particular area.
Our mortgage company and title insurance agencies must comply with various federal and state laws and regulations (including requirements for participation in programs offered by FHA, VA, USDA, Ginnie Mae, Fannie Mae and Freddie Mac). These laws and regulations restrict certain activities of our financial services operations as further described in our description of “Risk Factors” within Item 1 Part 1. In addition, our financial services operations are subject to regulation at the state and federal level, including regulations issued by the Consumer Financial Protection Bureau (the “CFPB”) with respect to specific origination, selling and servicing practices.
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
Employees
At December 31, 2014, we employed 905 people (including part-time employees), of which 716 were employed in homebuilding operations, 107 were employed in financial services and 82 were employed in management and administrative services. No employees are represented by a collective bargaining agreement.
Available Information
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These filings are available to the public over the internet on the SEC’s website at www.sec.gov. Our periodic reports and any other information we file with the SEC may be inspected without charge and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.
Our website address is www.mihomes.com. We make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website also includes printable versions of our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, and the charters for each of our Audit, Compensation, and Nominating and Corporate Governance Committees. The contents of our website are not incorporated by reference in, or otherwise made a part of, this Annual Report on Form 10-K.
Item 1A. RISK FACTORS

Our future results of operations, financial condition and liquidity and the market price for our securities are subject to numerous risks, many of which are driven by factors that cannot be controlled or predicted. The following cautionary discussion of risks, uncertainties and assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not currently determined to be material, could also adversely affect our business, results of operations, financial condition, prospects and cash flows. Also see “Forward-looking Statements” above.

Homebuilding Market and Economic Risks
The homebuilding industry is cyclical and affected by changes in general economic, real estate and other business conditions that could adversely affect our results of operations, financial condition and cash flows.
Certain economic, real estate and other business conditions that have significant effects on the homebuilding industry include:

•	employment levels and job and personal income growth;

•	availability and pricing of financing for homebuyers;

•	short and long-term interest rates;

•	overall consumer confidence and the confidence of potential homebuyers in particular;

•	demographic trends;

•	changes in energy prices;

•	housing demand from population growth, household formation and other demographic changes, among other factors;

•	U.S. and global financial system and credit market stability;

•	private party and governmental residential consumer mortgage loan programs, and federal and state regulation of lending and appraisal practices;

•	federal and state personal income tax rates and provisions, including provisions for the deduction of residential consumer mortgage loan interest payments and other expenses;

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
The homebuilding industry is fragmented and highly competitive. We compete with numerous public and private homebuilders, including a number that are substantially larger than us and may have greater financial resources than we do. We also compete with community developers and land development companies, some of which are themselves homebuilders or affiliates of homebuilders. Homebuilders compete for customers, land, building materials, subcontractor labor and financing. Competition for home orders primarily is based upon home sales price, location of property, home style, financing available to prospective homebuyers, quality of homes built, customer service and general reputation in the community, and may vary by market, submarket and even by community. Additionally, competition within the homebuilding industry can be impacted through an excess supply of new and existing homes available for sale resulting from a number of factors including, among other things, increases in unsold started homes available for sale and increases in home foreclosures. Increased competition can cause us to decrease our home sales prices and/or increase home sales incentives in an effort to generate new home sales and maintain homes in backlog until they close. Increased competition can also result in us selling fewer homes or experiencing a higher number of cancellations by homebuyers. These competitive pressures may negatively impact our future financial and operating results.
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
Further tightening of mortgage lending standards and practices and/or reduced credit availability for mortgages may result from the implementation or enforcement of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Among other things, the Dodd-Frank Act established several requirements relating to the origination, securitizing and servicing of, and consumer disclosures for, mortgage loans. Other requirements provided for by the Dodd-Frank Act have not yet been finalized or implemented. The effect of such provisions on our financial services business, both mortgage and title operations, will depend on the rules that are ultimately enacted which could have an adverse effect on our business if certain buyers are unable to obtain mortgage financing. A prolonged tightening of the financial markets could also negatively impact our business.
In addition, new rules regarding loan estimates, closing disclosures and fees are scheduled to be implemented in August 2015 by the Consumer Financial Protection Bureau (CFPB). The effect of these rules on our homebuilding and financial services businesses have yet to be determined, and could affect the availability and cost of mortgage credit.
Standards or requirements provided for by the Dodd-Frank Act or other laws or regulations could make it more difficult for some potential buyers to finance home purchases and could result in our financial services segment originating fewer mortgages, which, in turn, could have an adverse effect on our future revenues and earnings.
A reduction in the availability of mortgage financing or an increase in mortgage interest rates or down payment requirements could adversely affect our business.
Any reduction in the availability of the financing provided by the Federal National Mortgage Association (“Fannie Mae “) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) could adversely affect interest rates, mortgage availability and our sales of new homes and origination of mortgage loans.
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
We depend on the continued availability of and satisfactory performance of subcontracted labor for the construction of our homes and to provide related materials. As the homebuilding market recovers from the downturn, we have experienced in 2013 and 2014, and may continue to experience, modest skilled labor shortages. The cost of labor may also be adversely affected by shortages of qualified subcontractors and construction personnel, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. We cannot be assured that there will be a sufficient supply or satisfactory performance by these unaffiliated third-party subcontractors, which could have a material adverse effect on our business.
Tax law changes could make home ownership more expensive or less attractive.
Under current U.S. tax law and policy, significant expenses of owning a home, including residential consumer mortgage loan interest costs and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income, subject to various limitations. If the federal government or a state government changes income tax laws, as some policy makers and a presidential commission have proposed, by eliminating or substantially reducing these income tax benefits, the after-tax cost of owning a home could increase substantially. This could adversely impact demand for and/or sales prices of new homes.
Inflation can adversely affect us, particularly in a period of declining home sale prices.
Inflation can have a long-term impact on us because if the costs of land, materials and labor increase, we would need to attempt to increase the sale prices of homes in order to maintain satisfactory margins. In a highly inflationary environment, we may be precluded from raising home prices enough to keep up with the rate of inflation, which could reduce our profit margins. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on demand for our homes. Moreover, with inflation, the costs of capital will likely increase and the purchasing power of our cash resources can decline. Although the rate of inflation has been low for the last several years, we have experienced some increases in the prices of labor and materials and some economists predict that government spending programs and other factors could lead to significant inflation in the future.
Our geographic diversification could adversely affect us if the homebuilding industry in our markets declines.
We have operations in Ohio, Indiana, Illinois, Maryland, Virginia, North Carolina, Florida and Texas. Our limited geographic diversification could adversely impact us if the homebuilding business in our current markets declines, since there may not be a balancing opportunity in a stronger market in other geographic regions.
Changes in energy prices may have an adverse effect on the economies in certain markets we operate in and our cost of building homes.

The economies of some of the markets in which we operate are impacted by the health of the energy industry. To the extent that energy prices significantly decline, the economies of certain of our markets may be negatively impacted which could have a material adverse effect on our business. Furthermore, the pricing offered by our suppliers and subcontractors can be adversely affected by increases in various energy costs resulting in a negative impact on our financial condition, results of operations and cash flows.
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
The mortgage warehousing agreement of our financial services segment will expire in March 2015.
M/I Financial is party to a $110 million secured mortgage warehousing agreement, as amended on March 28, 2014, among M/I Financial, the lenders party thereto and the administrative agent (the “MIF Mortgage Warehousing Agreement”). M/I Financial uses the MIF Mortgage Warehousing Agreement to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement will expire on March 27, 2015. If we are unable to renew or replace the MIF Mortgage

Warehousing Agreement when it matures, the activities of our financial services segment could be seriously impeded and our home sales and our homebuilding and financial services results of operations may be adversely affected.
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
Our net operating loss (“NOL”) carryforwards could be substantially limited if we do not generate enough taxable income in the future or if we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code.
At December 31, 2014, we had federal NOL carryforwards and credits totaling $58.2 million that may be carried forward up to 18 years to offset future taxable income, with losses beginning to expire in 2028, and state tax effected NOL carryforwards totaling $11.8 million that may be carried forward from one to 18 years, depending on the tax jurisdiction, with losses expiring between 2015 and 2032. If we are unable to use our NOLs, or use of our NOLs is limited, we may have to record charges or reduce our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.
Moreover, the rate at which we can utilize our federal NOL carryforwards will be limited (which could result in NOL carryforwards expiring prior to their use) if we experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). A Section 382 ownership change, generally defined as any change in ownership of more than 50% of a company’s common stock over a three-year period, limits a company’s ability to utilize its NOL carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes among shareholders owning, directly or indirectly, 5% or more of the company’s common stock (including changes involving a shareholder becoming a 5% shareholder) or any change in ownership arising from a new issuance of stock by the company.
If we undergo an “ownership change” for purposes of Section 382 as a result of future transactions involving our 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”), our 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”) or our common shares, including transactions initiated by the Company, transactions involving a shareholder becoming an owner of 5% or more of our common shares and purchases and sales of our common shares by existing 5% shareholders, our ability to use our NOL carryforwards and recognize certain built-in losses could be limited by Section 382. Depending on the resulting limitation, a significant portion of our NOL carryforwards could expire before we would be able to use them, which could have a material adverse effect on our financial condition and results of operations.

To preserve the tax treatment of our NOLs and built-in losses in the future without a Section 382 limitation, we amended our code of regulations in March 2009 to impose certain restrictions on the transfer of our common shares. The transfer restrictions generally restrict (unless otherwise approved by our board of directors) any direct or indirect transfer if the effect would be to: (1) increase the direct or indirect ownership of our shares by any person or group of persons from less than 5% to 5% or more of our common shares; or (2) increase the percentage of our common shares owned directly or indirectly by a person or group of persons owning or deemed to own 5% or more of our common shares. However, we can provide no assurance that the restrictions on transferability will prevent all transfers that could result in such an “ownership change”or will be enforceable against all of our shareholders absent a court determination confirming such enforceability. The transfer restrictions may be subject to challenge on legal or equitable grounds.
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
The Credit Facility and the indenture governing our 8.625% Senior Notes due 2018 (the “2018 Senior Notes”) impose restrictions on our operations and activities. These restrictions, and/or our failure to comply with the terms of our indebtedness, could have a material adverse effect on our results of operations, financial condition and ability to operate our business.
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
As of December 31, 2014, we had approximately $411.7 million of indebtedness (excluding issuances of letters of credit, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility), and we had $242.8 million of available borrowings under the Credit Facility. In addition, under the terms of the Credit Facility, the indentures governing the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes and the documents governing our other indebtedness, we have the ability, subject to applicable debt covenants, to incur additional indebtedness. The incurrence of additional indebtedness could magnify other risks related to us and our business. Our indebtedness and any future indebtedness we may incur could have a significant adverse effect on our future financial condition.
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
We rely on subcontractors to construct our homes, and in many cases, to select and obtain building materials. Despite our detailed specifications and quality control procedures, subcontractors have in some cases used improper construction processes or defective materials in the construction of our homes. When we find these issues, we repair them in accordance with our warranty obligations. Defective products widely used in the homebuilding industry can result in the need to perform extensive repairs to large numbers of homes. The cost of complying with our warranty obligations in these cases may be significant if we are unable to recover the cost of repair from subcontractors, materials suppliers and insurers.
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
We are subject to extensive government regulations, which could restrict our business and cause us to incur significant expense.
The homebuilding industry is subject to numerous local, state, and federal statutes, ordinances, rules, and regulations concerning building, zoning, sales, consumer protection, the environment, and similar matters. This regulation affects construction activities as well as sales activities, mortgage lending activities, land availability and other dealings with home buyers. These statutes, ordinances, rules, and regulations, and any failure to comply therewith, could give rise to additional liabilities or expenditures and have an adverse effect on our results of operations, financial condition or business.
We must also obtain licenses, permits and approvals from various governmental authorities in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. Municipalities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. In addition, we may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. If municipalities in which we operate take actions like these, it could have an adverse effect on our business by causing delays, increasing our costs, or limiting our ability to operate in those municipalities.
We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs or, in some cases, cause us to determine that certain property is not feasible for development.
Information technology failures and data security breaches could harm our business.
We use information technology, digital communications and other computer resources to carry out important operational and marketing activities and to maintain our business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Our ability to conduct our business may be impaired if these resources, including our website, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure or intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. A material breach in the security of our information technology systems or other data security controls could result in third parties obtaining customer, employee or company data. A significant and extended disruption in the functioning of these resources, including our website, could damage our reputation and cause us to lose customers, sales and revenue, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information (including information about our homebuyers, business partners and employees), and require us to incur significant expense (that we may not be able to recover in whole or in part from our service providers or responsible parties, or their or our insurers) to address and remediate or otherwise resolve these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings could have a material and adverse effect on our financial position, results of operations and cash flows. In addition, the costs of maintaining adequate protection against such threats, based on considerations of their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our consolidated financial statements in a particular period or over various periods.
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
The Company and certain of its subsidiaries have been named as defendants in certain claims, complaints and legal actions which are incidental to our business. Certain of the liabilities resulting from these matters are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such matters are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters. However, the possibility exists that the costs to resolve these matters could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which the matters are resolved.
Item 4. MINE SAFETY DISCLOSURES
None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Shares and Dividends

The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.” As of February 25, 2015, there were approximately 373 record holders of the Company’s common shares. At that date, there were 27,092,723 common shares issued and 24,512,910 common shares outstanding.
The table below presents the high and low sales prices of the Company’s common shares during each of the quarters presented:

2014	HIGH	LOW

First quarter	$26.30	$21.07
Second quarter	24.78	21.05
Third quarter	24.92	19.71
Fourth quarter	23.47	18.73

2013

First quarter	$29.07	$20.82
Second quarter	27.88	20.14
Third quarter	24.75	18.07
Fourth quarter	25.72	17.82

The Company declared and paid a quarterly dividend of $609.375 per share on our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) for the second, third and fourth quarters in 2013 (for aggregate dividend payments of $3.7 million) and for each quarter in 2014 (for aggregate dividend payments of $4.9 million). There were no cash dividends declared or paid to common shareholders in 2014 or 2013.
The terms of our Series A Preferred Shares prevent us from paying cash dividends on our common shares unless we have paid cash dividends on our Series A Preferred Shares for the then-current quarterly dividend period. See Note 11 of our Consolidated Financial Statements for additional information related to the restrictions on our ability to pay dividends on, and repurchase, our common shares and our Series A Preferred Shares.

Performance Graph
The following graph illustrates the Company’s performance in the form of cumulative total return to holders of our common shares for the last five calendar years through December 31, 2014, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Stock Index and the Standard & Poor’s 500 Homebuilding Index.

Comparison of Cumulative Year Total Return
Index Value
275
250
225
200
175
150
125
100
75
M/I Homes, Inc.
S&P 500
S&P 500 Homebuilding Index
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
M/I Homes, Inc.	$100.00	$148.03	$92.40	$255.05	$244.95	$220.98
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
S&P 500 Homebuilding Index	100.00	106.08	106.11	216.89	237.27	264.39

Share Repurchases
During the year ended December 31, 2014, the Company did not repurchase any common shares. See Note 11 of our Consolidated Financial Statements for more information regarding our ability to repurchase our shares.

ITEM 6.  SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial data as of the dates and for the periods indicated.  This table should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, contained in this Annual Report on Form 10-K. These historical results may not be indicative of future results.

(In thousands, except per share amounts)	2014	2013	2012	2011	2010
Income Statement (Year Ended December 31):
Revenue	$1,215,180	$1,036,782	$761,905	$566,424	$616,377
Gross margin	$252,732	$206,469	$147,863	$77,301	$92,431
Net income (loss)	$50,789	$151,423	$13,347	$(33,877)	$(26,269)
Preferred dividends	$4,875	$3,656	$—	$—	$—
Excess of fair value over book value of preferred shares redeemed	$—	$2,190	$—	$—	$—
Net income (loss) to common shareholders	$45,914	$145,577	$13,347	$(33,877)	$(26,269)
Earnings (loss) per share to common shareholders:
Basic:	$1.88	$6.11	$0.68	$(1.81)	$(1.42)
Diluted:	$1.65	$5.24	$0.67	$(1.81)	$(1.42)
Weighted average shares outstanding:
Basic	24,463	23,822	19,651	18,698	18,523
Diluted	29,912	28,763	19,891	18,698	18,523
Balance Sheet (December 31):
Inventory	$918,589	$690,934	$556,817	$466,772	$450,936
Total assets	$1,211,410	$1,110,176	$831,300	$664,485	$661,894
Notes payable banks – homebuilding operations	$30,000	$—	$—	$—	$—
Notes payable banks – financial services operations	$85,379	$80,029	$67,957	$52,606	$32,197
Notes payable - other	$9,518	$7,790	$11,105	$5,801	$5,853
Convertible senior subordinated notes due 2017	$57,500	$57,500	$57,500	$—	$—
Convertible senior subordinated notes due 2018	$86,250	$86,250	$—	$—	$—
Senior Notes – net of discount	$228,469	$228,070	$227,670	$239,016	$238,610
Shareholders’ equity	$544,295	$492,803	$335,428	$273,350	$303,491

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

OVERVIEW
M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 90,000 homes since we commenced homebuilding activities in 1976.  The Company’s homes are marketed and sold under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)). The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.
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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and judgments and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future. See “Forward -Looking Statements” above in Part I.
Listed below are those estimates and policies that we believe are critical and require the use of complex judgment in their application. Our critical accounting estimates should be read in conjunction with the Notes to our Consolidated Financial Statements.
Revenue Recognition.  Revenue from the sale of a home is recognized when the delivery has occurred, title has passed, the risks and rewards of ownership are transferred to the buyer, and an adequate initial and continuing investment by the homebuyer is received, or when the loan has been sold to a third-party investor. Revenue for homes that close to the buyer having a deposit of 5% or greater, home deliveries financed by third parties, and all home deliveries insured under Federal Housing Administration (“FHA”), U.S. Veterans Administration (“VA”) and other government-insured programs are recorded in the financial statements on the date of closing.
Revenue related to all other home deliveries initially funded by our 100%-owned subsidiary, M/I Financial, LLC (“M/I Financial”), is recorded on the date that M/I Financial sells the loan to a third-party investor, because the receivable from the third-party investor is not subject to future subordination, and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home.
We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans are sold and/or related servicing rights are sold to third party investors or retained and managed under a third party subservice arrangement. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee. We recognize financial services revenue associated with our title operations as homes are delivered, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is delivered. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.

Home Cost of Sales. All associated homebuilding costs are charged to cost of sales in the period when the revenues from home deliveries are recognized. Homebuilding costs include: land and land development costs; home construction costs (including an estimate of the costs to complete construction); previously capitalized interest; real estate taxes; indirect costs; and estimated warranty costs. All other costs are expensed as incurred. Sales incentives, including pricing discounts and financing costs paid by the Company, are recorded as a reduction of revenue in the Company’s Consolidated Statements of Income. Sales incentives in the form of options or upgrades are recorded in homebuilding costs.
Inventory. Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction, and common costs that benefit the entire community, less impairments, if any. Land acquisition, land development and common costs (both incurred and estimated to be incurred) are typically allocated to individual lots based on the total number of lots expected to be closed in each community or phase or the relative sales value of each lot. Any changes to the estimated total development costs of a community or phase are allocated proportionately to the homes remaining in the community or phase and homes previously closed. The cost of individual lots is transferred to homes under construction when home construction begins. Home construction costs are accumulated on a specific identification basis. Costs of home deliveries include the specific construction cost of the home and the allocated lot costs. Such costs are charged to cost of sales simultaneously with revenue recognition, as discussed above. When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home. As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home. We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home. We monitor the accuracy of such estimates by comparing actual costs incurred in subsequent months to the estimate. Although actual costs to complete a home in the future could differ from our estimates, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.
Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land is impaired, at which point the inventory is written down to fair value as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360”). The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, the value of the land itself as well as any results from third-party appraisals. From the review of all of these factors, we identify communities whose carrying values may exceed their estimated undiscounted future cash flows and run a test for recoverability. For those communities whose carrying values exceed the estimated undiscounted future cash flows and which are deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company’s cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions and/or changes in management’s intentions with respect to the inventory may lead the Company to incur additional impairment charges in the future. For all of the categories listed below, the key assumptions relating to the valuations are dependent on project-specific local market and/or community conditions and are inherently uncertain. Because each inventory asset is unique, there are numerous inputs and assumptions used in our valuation techniques. Market factors that may impact these assumptions include:

•	historical project results such as average sales price and sales pace, if deliveries have occurred in the project;

•	competitors’ market and/or community presence and their competitive actions;

•	project specific attributes such as location desirability and uniqueness of product offering;

•	potential for alternative product offerings to respond to local market conditions; and

•	current economic and demographic conditions and related trends and forecasts.
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

As of December 31, 2014, our projections generally assume a gradual improvement in market conditions. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of December 31, 2014, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums.
Our quarterly assessments reflect management’s best estimates. Due to the inherent uncertainties in management’s estimates and uncertainties related to our operations and our industry as a whole as further discussed in “Item 1A. Risk Factors” in Part I of this Annual Report on Form 10-K, we are unable to determine at this time if and to what extent continuing future impairments will occur. Additionally, due to the volume of possible outcomes that can be generated from changes in the various model inputs for each community, we do not believe it is possible to create a sensitivity analysis that can provide meaningful information for the users of our financial statements.
Land Option or Purchase Agreements. In accordance with ASC 810-10, Consolidation (“ASC 810”), we analyze our land option or purchase agreements to determine whether the corresponding land seller is a variable interest entity (“VIE”) and, if so, whether we are the primary beneficiary (using an analysis similar to that described in Note 1 of our Consolidated Financial Statements within the description of our significant accounting policy for VIEs). Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory Not Owned on our Consolidated Balance Sheets. At both December 31, 2014 and 2013, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements. Please refer to Note 1 of our Consolidated Financial Statements and the “Off-Balance Sheet Arrangements” section below for additional information related to our off-balance-sheet arrangements.
Warranty Reserves. We record warranty reserves to cover our exposure to the costs for materials and labor not expected to be covered by our subcontractors to the extent they relate to warranty-type claims. Warranty reserves are established by charging cost of sales and crediting a warranty reserve for each home closed.  The warranty reserves for the Company’s Home Builder’s Limited Warranty (“HBLW”) are established as a percentage of average sales price and adjusted based on historical payment patterns determined, generally, by geographic area and recent trends. Factors that are given consideration in determining the HBLW reserves include: (1) the historical range of amounts paid per average sales price on a home; (2) type and mix of amenity packages added to the home; (3) any warranty expenditures not considered to be normal and recurring; (4) timing of payments; (5) improvements in quality of construction expected to impact future warranty expenditures; and (6) conditions that may affect certain projects and require a different percentage of average sales price for those specific projects. Changes in estimates for warranties occur due to changes in the historical payment experience and differences between the actual payment pattern experienced during the period and the historical payment pattern used in our evaluation of the warranty reserve balance at the end of each quarter. Actual future warranty costs could differ from our current estimated amount.
Our warranty reserves for our 30-year or 10-year transferable structural warranty programs are established on a per-unit basis. While the structural warranty reserve is recorded as each house closes, the sufficiency of the structural warranty per unit charge and total reserve is re-evaluated on an annual basis, with the assistance of an actuary, using our own historical data and trends, as well as industry-wide historical data and trends, and other project specific factors. The reserves are also evaluated quarterly and adjusted if we encounter activity that is not consistent with the historical experience used in the annual analysis. These reserves are subject to variability due to uncertainties regarding structural defect claims for products we build, the markets in which we build, claim settlement history, insurance and legal interpretations, among other factors.
While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Please refer to Note 1 of our Consolidated Financial Statements for additional information related to our warranty reserves.
Self-insurance Reserves. Self-insurance reserves are made for estimated liabilities associated with employee health care, workers’ compensation, and general liability insurance. The reserves related to employee health care and workers’ compensation are based on historical experience and open case reserves. Our workers’ compensation claims and our general liability claims are insured by a third party, except for workers compensation claims made in the state of Ohio where the Company is self-insured. The Company records a reserve for general liability claims falling below the Company’s deductible. The reserve estimate is based on an actuarial evaluation of our past history of general liability claims, other industry specific factors and specific event analysis. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts. Please refer to Note 1 of our Consolidated Financial Statements for additional information related to our self-insurance reserves.
Stock-Based Compensation.  We measure and recognize compensation expense associated with our grant of equity-based awards in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”), which generally requires that companies measure and recognize stock-based compensation expense in an amount equal to the fair value of share-based awards granted under compensation arrangements over the related vesting period. As discussed further in Notes 1 and 2 of our Consolidated Financial Statements, we have granted share-based awards to certain of our employees and directors in the form of stock options, director stock units and performance share units (“PSU’s”).
Determining the fair value of share-based awards requires judgment to identify the appropriate valuation model and develop the assumptions. The grant date fair value for stock option awards and PSU’s with a market condition (as defined in ASC 718) is estimated using the Black-Scholes option pricing model and the Monte Carlo simulation methodology, respectively. The grant date fair value for the director stock units and PSU’s with a performance condition (as defined in ASC 718) is based upon the closing price of our common shares on the date of grant. We recognize stock-based compensation expense for our stock option awards and PSU’s with a market condition over the requisite service period of the award while stock-based compensation expense for our director stock units, which vest immediately, is fully recognized in the period of the award. For the portion of the PSU’s awarded subject to the satisfaction of a performance condition, we recognize compensation expense on a straight-line basis over the performance period based on the probable outcome of the related performance condition. If satisfaction of the performance condition is not probable, compensation expense recognition is deferred until probability is attained and a cumulative stock-based compensation expense adjustment is recorded and recognized ratably over the remaining service period. The Company reevaluates the probability of the satisfaction of the performance condition on a quarterly basis, and stock-based compensation expense is adjusted based on the portion of the requisite service period that has passed. If actual results differ significantly from these estimates, stock-based compensation expense could be higher and have a material impact on our consolidated financial statements. Please see Note 2 to our Consolidated Financial Statements for more information regarding our stock-based compensation.
Valuation of Deferred Tax Assets. The Company records income taxes under the asset and liability method, under which deferred tax assets and liabilities are recognized based on future tax consequences attributable to (1) temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (2) operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.
In accordance with ASC 740-10, Income Taxes (“ASC 740”), we evaluate the realizability of our deferred tax assets, including the benefit from net operating losses (“NOLs”) and tax credit carryforwards, to determine if a valuation allowance is required based on whether it is more likely than not (a likelihood of more than 50%) that all or any portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required. Please refer to Note 1 of our Consolidated Financial Statements for additional information related to our valuation of deferred tax assets.
Segment Reporting. The application of segment reporting requires significant judgment in determining our operating segments. Operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Company’s chief operating decision makers to evaluate performance, make operating decisions and determine how to allocate resources.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 13 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have identified each homebuilding division as an operating segment as each homebuilding division engages in business activities from which it earns revenue, primarily from the sale and construction of single-family attached and detached homes, acquisition and development of land, and the occasional sale of lots to third parties. Our financial services operations generate revenue primarily from the origination, sale and servicing of mortgage loans and title services primarily for purchasers of the Company’s homes and are included in our financial services reportable segment. Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating segments by centralizing key administrative functions such as accounting, finance, treasury, information technology, insurance and risk management, litigation, marketing and human resources.

In accordance with the aggregation criteria defined in ASC 280, we have determined our reportable segments as follows: Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments included in each reportable segment have been aggregated because they share similar aggregation characteristics as prescribed in ASC 280 in the following regards: (1) long-term economic characteristics; (2) historical and expected future long-term gross margin percentages; (3) housing products, production processes and methods of distribution; and (4) geographical proximity. We may, however, be required to reclassify our reportable segments if markets that currently are being aggregated do not continue to share these aggregation characteristics.
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana	Houston, Texas	Raleigh, North Carolina
Chicago, Illinois	San Antonio, Texas
Austin, Texas
Dallas/Fort Worth, Texas

RESULTS OF OPERATIONS
Overview
The year ended December 31, 2014 was a year of mixed results, as we improved upon many of our financial and operating metrics but also experienced a modest decline in our new contract results when compared to 2013. For the year ended December 31, 2014 and 2013, we achieved net income to common shareholders of $45.9 million and $145.6 million, respectively. For the year ended December 31, 2014, we achieved net income of $41.5 million ($1.34 per diluted share) related to our core profitability and $9.3 million ($0.31 per diluted share) related to the accounting benefit from income taxes associated with the reversal of our remaining state deferred tax asset valuation allowance, and paid $4.9 million in dividend payments to holders of our Series A Preferred Shares. For the year ended December 31, 2013, we achieved net income of $38.6 million ($1.32 per diluted share) related to our core profitability and $112.8 million ($3.92 per diluted share) related to the accounting benefit from income taxes associated with the reversal of a majority of our deferred tax asset valuation allowance, paid $3.7 million in dividend payments to holders of our Series A Preferred Shares and recorded a $2.2 million non-cash equity adjustment resulting from the excess of fair value over carrying value of the Series A Preferred Shares that we redeemed in the first quarter of 2013.
In addition, when compared to 2013’s results, we experienced the following improvements:

•	Homes delivered improved 7%, reaching its highest levels in eight years

•	Average price of homes delivered improved 10%

•	Gross margin improved 90 basis points

•	Pre-tax income improved 69%

•	Selling, general and administration expense as a percentage of revenue improved 30 basis points

We believe that our results were favorably impacted by (1) our strategic growth and investment in new communities, (2) continued improvement in our mix of communities and better locations within each of our markets; (3) our continued focus on controlling overall costs; and (4) the strong performance of our financial services operations.

However in 2014, our new contracts declined 3%, our active communities declined 4% and our units in backlog declined 5% as a result of a number of factors, including (1) reduced affordability in certain markets due to higher average sales prices, (2) tepid economic recovery and income growth, (3) delays in the opening of certain of our new communities, (4) a general lengthening of our community development cycle time, and (5) the imposition of lower loan limits on government-sponsored mortgages beginning in January 2014. While our new contracts and backlog units declined, our total sales value in backlog increased 4% to $425 million and the related average sales price in backlog improved 9% to $348,000.
Summary of Company Financial Results in 2014
In 2014, we achieved net income to common shareholders of $45.9 million, or $1.65 per diluted share, which included (1) a $9.3 million accounting benefit from income taxes associated with the reversal of our remaining state deferred tax asset valuation allowance, (2) $3.5 million of pre-tax impairment charges and (3) $4.9 million in dividend payments made to holders of our Series A Preferred Shares. This compares to net income to common shareholders of $145.6 million, or $5.24 per diluted share, in 2013, which included (1) a $112.8 million accounting benefit from income taxes associated with the reversal of a majority of our deferred tax asset valuation allowance, (2) $5.8 million of pre-tax impairment charges, (3) a $1.7 million charge related to the early termination of our $140 million secured revolving credit facility (the “Prior Credit Facility”), (4) a $2.2 million non-cash equity adjustment resulting from the excess of fair value over carrying value of the Series A Preferred Shares we redeemed in the first quarter of 2013 and (5) $3.7 million in dividend payments made to holders of our Series A Preferred Shares.
In 2014, we recorded total revenue in excess of $1.2 billion, the majority of which was from home deliveries, $20.3 million was from land sales, and $30.1 million was from our financial services operations. Revenue from homes delivered increased 17% from 2013 driven primarily by a 9% increase in the average sales price of homes delivered in 2014 ($27,000 per home delivered) compared to 2013 and the 249 additional homes delivered in 2014 (a 7% increase). Revenue from land sales increased $4.1 million from 2013 due primarily to land sales in both our Midwest and Southern regions. Revenue from our financial services segment increased 6% to $30.1 million in 2014 primarily due to the factors discussed below in our “Year Over Year Comparisons” section.
Total gross margin increased $46.3 million in 2014 compared to 2013 as a result of a $44.7 million improvement in the gross margin of our homebuilding operations and a $1.6 million improvement in the gross margin of our financial services operations. The improvement in the gross margin of our homebuilding operations was primarily due to a $42.4 million improvement in homebuilding gross margin compared to 2013 and a $2.3 million decrease in land impairments. The increase in homebuilding gross margin resulted primarily from the 9% increase in the average sales price of homes delivered ($27,000 per home delivered) and the 249 unit increase in homes delivered in 2014. The increased sales prices were driven primarily by the performance of our newer communities, the strategic shift in our geographic footprint, which resulted in more homes delivered in our better performing markets, and a shift in the mix of homes delivered to higher priced and larger homes. We also experienced better pricing leverage in select locations and submarkets. The pricing and unit improvements were partially offset by higher average lot and construction costs related to both the mix of homes delivered as well as cost increases associated with homebuilding industry conditions and normal supply and demand dynamics. In 2014, we were able to pass a majority of the higher construction costs to our homebuyers in the form of higher sales prices. However, recent moderation in the pace of improvement in the homebuilding industry may make it more difficult to continue to offset any additional increases in lot, material, labor and land costs that we may experience going forward.
Selling, general and administrative expense increased $22.2 million in 2014, which partially offset the increase in our gross margin discussed above, but improved as a percentage of revenue to 14.0% in 2014 compared to 14.3% in 2013. Selling expense increased $12.8 million to $81.1 million from $68.3 million in 2013 and increased as a percentage of revenue to 6.7% in 2014 compared to 6.6% in 2013. Variable selling expense for sales commissions contributed $7.3 million to the increase due to the increase in the number of homes delivered and the higher average sales price. The increase in selling expense was also attributable to a $5.5 million increase in non-variable selling expense related to expenses associated with our sales offices and models . General and administrative expense increased $9.3 million, from $79.5 million in 2013 to $88.8 million in 2014 but improved as a percentage of revenue from 7.7% in 2013 to 7.3% in 2014. This dollar increase was primarily due to a $4.2 million increase in payroll-related expense (as our employee count increased 9% from a year ago), a $0.8 million increase in share based and variable incentive compensation expense associated with our improved financial performance, a $1.1 million increase in land abandonment charges, a $1.0 million increase due to the absence of bad debt recoveries that occurred in 2013, $2.2 million in other expenses related to our expansion in two new markets (Austin and Dallas/Fort Worth, Texas), and various other miscellaneous expense increases. We continue to focus on cost control and reducing our selling, general and administrative expense at both the division and corporate levels as a percentage of revenue.
Outlook
We believe that low interest rates, improving consumer confidence, continued improvement in employment levels and recent announcements by the FHA that should improve mortgage availability, support further improvement in the housing market in 2015. We believe that the homebuilding industry will continue to strengthen modestly, and we expect new home sales to increase, in 2015. We believe that our geographic footprint, opportunities for growth in our Texas markets and other markets, and the quality and significant number of communities that we plan to open in 2015, position us to further improve our profitability and results in 2015.
Given our expectations with respect to housing market conditions, and consistent with our focus on improving long-term results, we will continue to emphasize the following strategic business objectives in 2015:

•	profitably growing our presence in our existing markets, including opening new communities;

•	reviewing new markets for investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.
In accordance with these objectives, we took a number of steps in 2014 to position the Company for continued improvement in 2015 and beyond, including investing $237.7 million in land acquisitions and $144.3 million in land development in 2014 to help grow our presence in our existing markets. We currently estimate that for 2015 we will spend approximately $400 million to $450 million on land purchases and land development. However, given varying results in each of our local markets, we will continue to adjust our strategies and investments based on housing demand and our performance in each of our markets.
We ended 2014 with more than 20,700 lots under control, which represents a 5.6 year supply of lots based on 2014 homes delivered, including certain lots that we anticipate selling to third parties. This is a 5% increase from our approximately 19,800 lots under control at the end of 2013. We also opened 56 communities and closed 63 communities in 2014, ending the year with a total of 150 communities. By the end of 2015, we expect to increase our community count by 15% from our community count at the end of 2014 by opening more than 65 communities.
Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics in 2013 and 2014 will continue in 2015.

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income; interest expense; income before income taxes; and depreciation and amortization for the years ended December 31, 2014, 2013 and 2012:

	Year Ended
(In thousands)	2014	2013	2012
Revenue:
Midwest homebuilding	$426,090	$336,242	$281,959
Southern homebuilding	420,901	324,436	189,714
Mid-Atlantic homebuilding	338,067	347,565	266,976
Financial services (a)	30,122	28,539	23,256
Total revenue	$1,215,180	$1,036,782	$761,905

Gross margin:
Midwest homebuilding	$78,124	$55,967	$43,488
Southern homebuilding	81,484	60,960	38,300
Mid-Atlantic homebuilding	63,002	61,003	42,819
Financial services (a)	30,122	28,539	23,256
Total gross margin	$252,732	$206,469	$147,863

Selling, general and administrative expense:
Midwest homebuilding	$40,640	$34,498	$32,044
Southern homebuilding	47,143	37,307	23,770
Mid-Atlantic homebuilding	35,500	33,706	27,690
Financial services (a)	14,506	12,741	10,820
Corporate	32,189	29,524	24,709
Total selling, general and administrative expense	$169,978	$147,776	$119,033

Operating income (loss):
Midwest homebuilding	$37,484	$21,469	$11,443
Southern homebuilding	34,341	23,653	14,530
Mid-Atlantic homebuilding	27,502	27,297	15,130
Financial services (a)	15,616	15,798	12,436
Corporate	(32,189)	(29,524)	(24,709)
Total operating income	$82,754	$58,693	$28,830

Interest expense:
Midwest homebuilding	$3,001	$4,923	$5,502
Southern homebuilding	5,445	6,142	3,742
Mid-Atlantic homebuilding	3,480	3,491	5,406
Financial services (a)	1,439	1,382	1,421
Total interest expense	$13,365	$15,938	$16,071

Equity in income of unconsolidated joint ventures	$(347)	$(306)	$—
Loss on early extinguishment of debt	—	1,726	—

Income before income taxes	$69,736	$41,335	$12,759

Depreciation and amortization:
Midwest homebuilding	$1,277	$1,063	$2,834
Southern homebuilding	1,584	1,230	968
Mid-Atlantic homebuilding	970	995	975
Financial services	201	138	140
Corporate	4,264	4,885	4,825
Total depreciation and amortization	$8,296	$8,311	$9,742

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at December 31, 2014 and 2013:

	At December 31, 2014
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,573	$14,752	$4,170	$—	$23,495
Inventory (a)	303,037	331,938	260,119	—	895,094
Investments in unconsolidated joint ventures	1,764	26,005	—	—	27,769
Other assets	7,933	16,829	7,536	232,754	265,052
Total assets	$317,307	$389,524	$271,825	$232,754	$1,211,410

	At December 31, 2013
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$2,003	$7,107	$5,255	$—	$14,365
Inventory (a)	248,218	236,505	191,847	—	676,570
Investments in unconsolidated joint ventures	5,331	29,935	—	—	35,266
Other assets	10,571	982	11,050	361,372	383,975
Total assets	$266,123	$274,529	$208,152	$361,372	$1,110,176

(a)
Inventory includes: single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Midwest Region
Homes delivered	1,376	1,237	1,113
New contracts, net	1,336	1,364	1,144
Backlog at end of period	505	545	418
Average sales price per home delivered	$306	$269	$253
Average sales price of homes in backlog	$351	$311	$270
Aggregate sales value of homes in backlog	$177,280	$169,680	$112,890
Revenue homes	$420,434	$332,858	$281,334
Revenue third party land sales	$5,656	$3,384	$625
Operating income homes	$35,914	$22,902	$11,508
Operating income (loss) land	$1,570	$(1,433)	$(65)
Number of average active communities	64	65	56
Number of active communities, end of period	62	70	61
Southern Region
Homes delivered	1,332	1,182	823
New contracts, net	1,333	1,290	966
Backlog at end of period	450	449	341
Average sales price per home delivered	$310	$272	$230
Average sales price of homes in backlog	$341	$307	$280
Aggregate sales value of homes in backlog	$153,279	$137,942	$95,529
Revenue homes	$412,438	$321,098	$189,044
Revenue third party land sales	$8,463	$3,338	$670
Operating income homes	$33,675	$22,273	$14,530
Operating income land	$666	$1,380	$—
Number of average active communities	51	42	33
Number of active communities, end of period	50	50	37
Mid-Atlantic Region
Homes delivered	1,013	1,053	829
New contracts, net	994	1,133	910
Backlog at end of period	267	286	206
Average sales price per home delivered	$328	$321	$312
Average sales price of homes in backlog	$354	$351	$360
Aggregate sales value of homes in backlog	$94,628	$100,395	$74,121
Revenue homes	$331,931	$338,122	$258,393
Revenue third party land sales	$6,136	$9,443	$8,582
Operating income homes	$26,119	$25,271	$13,360
Operating income land	$1,383	$2,026	$1,770
Number of average active communities	36	35	36
Number of active communities, end of period	38	37	33
Total Homebuilding Regions
Homes delivered	3,721	3,472	2,765
New contracts, net	3,663	3,787	3,020
Backlog at end of period	1,222	1,280	965
Average sales price per home delivered	$313	$286	$264
Average sales price of homes in backlog	$348	$319	$293
Aggregate sales value of homes in backlog	$425,187	$408,017	$282,540
Revenue homes	$1,164,803	$992,078	$728,771
Revenue third party land sales	$20,255	$16,165	$9,877
Operating income homes	$95,708	$70,446	$39,398
Operating income land	$3,619	$1,973	$1,705
Number of average active communities	151	142	125
Number of active communities, end of period	150	157	131

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Financial Services
Number of loans originated	2,572	2,598	2,280
Value of loans originated	$677,418	$627,509	$520,708

Revenue	$30,122	$28,539	$23,256
Less: Selling, general and administrative expenses	14,506	12,741	10,820
Interest expense	1,439	1,382	1,421
Income before income taxes	$14,177	$14,416	$11,015

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because deliveries for these homes have not yet occurred as of the end of the period specified.
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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Midwest	18.8%	18.7%	17.4%
Southern	18.1%	16.2%	20.0%
Mid-Atlantic	10.5%	12.4%	13.3%

Total cancellation rate	16.4%	16.1%	17.1%

Year Over Year Comparisons
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Midwest Region. For the twelve months ended December 31, 2014, homebuilding revenue in our Midwest region increased $89.9 million, from $336.2 million in 2013 to $426.1 million in 2014. This 27% increase in homebuilding revenue was the result of a 14% increase in the average sales price of homes delivered ($37,000 per home delivered), an 11% increase in the number of homes delivered (139 units), and a $2.3 million increase in land sale revenue. Operating income in our Midwest region increased $16.0 million, from $21.5 million in 2013 to $37.5 million in 2014. The increase in operating income was primarily the result of a $22.1 million increase in our gross margin in 2014, offset, in part, by a $6.1 million increase in selling, general, and administrative expense. Our Midwest region experienced a gross margin percentage of 18.3% for 2014 -- a 170 basis point improvement when compared to 16.6% for 2013. This gross margin percentage improvement was primarily reflective of the revenue improvements described above and a $2.4 million decrease in asset impairment charges taken in 2014 compared to 2013, partially offset by higher lot and construction costs related to both the mix of homes delivered and cost increases in labor and materials associated with housing market conditions and normal supply and demand dynamics.
Selling, general and administrative expense increased $6.1 million, from $34.5 million in 2013 to $40.6 million in 2014, but declined as a percentage of revenue to 9.5% in 2014 from 10.3% in 2013. The increase in selling, general and administrative expense was attributable, in part, to a $5.4 million increase in selling expense, which was primarily due to a $3.2 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and number of homes delivered and a $2.3 million increase in non-variable selling expense primarily related to our design centers and sales offices. The increase in selling, general and administrative expense was also attributable to a $0.7 million increase in general and administrative expense, which was primarily due to an increase in compensation expense resulting primarily from a 10% increase in employee count and an increase in variable compensation expense associated with the improved operating performance in this region.

Average sales price in backlog increased to $351,000 at December 31, 2014 compared to $311,000 at December 31, 2013 due to higher-end product offerings, improving sub-market conditions, and more attractive community locations. However, during 2014, we experienced a 2% decrease in new contracts in our Midwest region, from 1,364 in 2013 to 1,336 in 2014 and backlog decreased 7% from 545 homes at December 31, 2013 to 505 homes at December 31, 2014. We believe the declines in new contracts and backlog units were attributable to the opening of certain new communities later in the year than we anticipated, and the closing of certain communities that made significant contributions to the strong pace of new contracts in 2013. Additionally, comparing new contracts levels for 2014 with 2013 was challenging as a result of our strong level of new contracts in 2013, which represented a 19% increase compared to 2012. During the twelve months ended December 31, 2014, we opened 13 communities in our Midwest region compared to 21 during 2013. Our monthly absorption rate in our Midwest region was 1.8 per community in both 2014 and 2013.
Southern Region. For the twelve months ended December 31, 2014, homebuilding revenue in our Southern region increased $96.5 million, from $324.4 million in 2013 to $420.9 million in 2014. This 30% increase in homebuilding revenue was the result of a 14% increase in the average sales price of homes delivered ($38,000 per home delivered), a 13% increase in the number of homes delivered (150 units) and a $5.1 million increase in land sales revenue. Operating income in our Southern region increased $10.6 million, from $23.7 million in 2013 to $34.3 million in 2014. The increase in operating income was primarily the result of a $20.4 million increase in our gross margin in 2014, offset, in part, by a $9.8 million increase in selling, general, and administrative expense. Our Southern region experienced a gross margin percentage of 19.4% for 2014 compared to 18.8% for 2013. The improvement in our gross margin percentage when compared to 2013 was primarily reflective of the revenue improvements described above, partially offset by a $0.7 million decrease in profit from the sale of land and higher lot and construction costs related to both the mix of homes delivered and cost increases in labor and materials associated with housing market conditions and normal supply and demand dynamics.
Selling, general and administrative expense increased $9.8 million from $37.3 million in 2013 to $47.1 million in 2014 and declined as a percentage of revenue to 11.2% in 2014 from 11.5% in 2013. The increase in selling, general and administrative expense was attributable, in part, to a $7.2 million increase in selling expense, which was primarily due to (1) a $4.7 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and the larger number of homes delivered, and (2) a $2.5 million increase in expenses related to our design centers and sales offices. The increase in selling, general and administrative expense was also attributable to a $2.6 million increase in general and administrative expense, which was primarily due to a $1.6 million increase in other start-up expenses related to our new Austin and Dallas/Fort Worth, Texas divisions and a $0.6 million increase in payroll-related expenses.
During 2014, we experienced a 3% increase in new contracts in our Southern region, from 1,290 in 2013 to 1,333 in 2014. Backlog units remained flat at December 31, 2014 compared to December 31, 2013, with an average sales price in backlog of $341,000 at December 31, 2014 compared to $307,000 at December 31, 2013. We believe the lack of growth in backlog units were attributable to increased competition, the opening of certain new communities later in the year than we anticipated, and the closing of certain communities that made significant contributions to the strong pace of new contracts during 2013. The increases in new contracts and average sales price in backlog were primarily due to growth in our Texas operations. During 2014, we opened 25 communities in our Southern region compared to 28 communities opened during 2013. Our monthly absorption rate in our Southern region declined to 2.2 per community in 2014 compared to 2.6 per community in 2013.
Mid-Atlantic Region. For the twelve months ended December 31, 2014, homebuilding revenue in our Mid-Atlantic region decreased $9.5 million from $347.6 million in 2013 to $338.1 million in 2014. This 3% decrease in homebuilding revenue was the result of a 4% decrease in the number of homes delivered (40 units) and a $3.3 million decrease in land sales revenue. Operating income, however, increased slightly, from $27.3 million in 2013 to $27.5 million in 2014. The increase in operating income was primarily the result of a $2.0 million increase in our gross margin in 2014, offset, in part, by a $1.8 million increase in selling, general, and administrative expense. Our Mid-Atlantic region experienced a gross margin percentage of 18.6% -- a 100 basis point improvement when compared to 17.6% in 2013. This percentage improvement in gross margin resulted from gains due to a shift in product and market mix, partially offset by higher construction costs related to both the mix of homes delivered and cost increases in labor and materials associated with housing market conditions and normal supply/demand dynamics.
Selling, general and administrative expense increased $1.8 million from $33.7 million in 2013 to $35.5 million in 2014 and increased as a percentage of revenue to 10.5% in 2014 from 9.7% in 2013. The increase in selling, general and administrative expense was attributable, in part, to a $0.4 million increase in selling expense, which was primarily due to an increase in non-variable selling expenses associated with our sales offices and models. The increase in selling, general and administrative expense was also attributable to a $1.4 million increase in general and administrative expense, which was primarily due to a $0.7 million increase due to the absence of bad debt recoveries that occurred in 2013 and a $0.7 million increase in land abandonment charges.

During 2014, we experienced a 12% decrease in new contracts in our Mid-Atlantic region, from 1,133 in 2013 to 994 in 2014 and a 7% decrease in the number of homes in backlog from 286 homes at December 31, 2013 to 267 homes at December 31, 2014. These declines were primarily attributable to delayed openings of certain new communities resulting from harsh weather conditions in the first quarter and the closing of certain communities that made significant contributions to the strong pace of new contracts during 2013. However, our average sales price in backlog increased slightly from $351,000 at December 31, 2013 to $354,000 at December 31, 2014 due to a change in product mix with a higher percentage of our backlog units being townhomes in 2014 than in 2013. During 2014, we opened 18 communities in our Mid-Atlantic region compared to 16 communities opened during 2013. Our monthly absorption rate in our Mid-Atlantic region declined to 2.3 per community in 2014, compared to 2.7 per community in the same period in 2013.
Financial Services. Revenue from our mortgage and title operations increased $1.6 million (6%) from $28.5 million in 2013 to $30.1 million in 2014 as a result of several factors: (1) an 8.7% increase in the average loan amount from $242,000 in 2013 to $263,000 in 2014; (2) higher average margins on our loans sold than we experienced in 2013; and (3) additional revenue due to retaining mortgage servicing rights.
We ended 2014 with a $0.2 million decrease in operating income compared to 2013, which was primarily due to an increase in selling, general and administrative expense in 2014 primarily related to our start-up operations in our new Austin and Dallas/Fort Worth divisions.
At December 31, 2014, M/I Financial provided financing services in all of our markets. Approximately 79% of our homes delivered during 2014 were financed through M/I Financial, the same as in 2013. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.
Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expense increased $2.7 million, from $29.5 million in 2013 to $32.2 million in 2014. The increase was primarily due to a $2.2 million increase in share based and variable incentive compensation associated with our improved financial performance and a $0.3 million increase in professional fees associated with our growth.
Interest Expense - Net. Interest expense for the Company decreased $2.5 million, from $15.9 million in 2013 to $13.4 million in 2014. This decrease was primarily the result of a decline in our weighted average borrowing rate from 7.61% for 2013 to 7.12% for 2014, as well as an increase in our capitalized interest related to increased land development during 2014 compared to the prior year. Partially offsetting these decreases was an increase in our weighted average borrowings from $389.7 million in 2013 to $431.4 million in 2014 primarily related to the increased borrowing under our Credit Facility.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures represents our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. In both 2014 and 2013, the Company earned $0.3 million in equity in income from unconsolidated joint ventures.
Income Taxes. Our overall effective tax rate was 27.2% for the year ended December 31, 2014 and (266.3)% for the same period in 2013. Our 2014 effective tax rate primarily reflects the reversal of our remaining state deferred tax asset valuation allowance (please see Note 14 to our Consolidated Financial Statements for more information). The effective rates are not reflective of our historical tax rate or our effective tax rate in future periods due to our deferred tax asset valuation allowance. We expect our 2015 effective tax rate to more closely reflect a combined federal and state rate of around 38.5% barring any changes in tax status.
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

For the twelve months ended December 31, 2013, homebuilding revenue in our Mid-Atlantic region increased $80.6 million from $267.0 million in 2012 to $347.6 million in 2013. Our homebuilding gross margin in our Mid-Atlantic region increased $18.2 million and yielded a gross margin percentage of 17.6% -- a 160 basis point improvement when compared to 16.0% in 2012. This percentage improvement resulted from a 3% increase in the average sales price of homes delivered ($9,000 per home delivered) and lower average lot costs when compared to 2012 (mix related), partially offset by higher construction costs related to both the mix of homes delivered as well as cost increases in labor and materials associated with improving housing market conditions and normal supply/demand dynamics.
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
Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expense increased $4.8 million, from $24.7 million in 2012 to $29.5 million in 2013. The increase was primarily due to a $4.3 million increase in share based and variable incentive compensation associated with our improved financial performance (as our pre-tax income more than tripled from 2012‘s pre-tax income), a $0.7 million increase in professional fees associated with our growth and a $0.8 million increase related to the absence of our net gain on purchase accounting related to our April 2012 acquisition, offset partially by a $0.7 million recovery of legal fees in 2013 from our insurance carrier received in connection with our drywall product liability litigation and a $0.7 million decrease in depreciation charges.
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
Income Taxes. Our overall effective tax rate was (266.3)% for the year ended December 31, 2013 and (4.6)% for the same period in 2012. Our 2013 effective tax rate primarily reflects the reversal of a majority of our beginning of the year deferred tax asset valuation allowance as we determined during the year that we met the “more likely than not” realization criteria in accordance with ASC 740-10, Income Taxes (please see Note 14 to our Consolidated Financial Statements for more information). The effective rates are not reflective of our historical tax rate or our effective tax rate in future periods due to our deferred tax asset valuation allowance.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity
At December 31, 2014, we had $22.5 million of cash, cash equivalents and restricted cash, with $15.5 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $113.2 million decrease in unrestricted cash and cash equivalents from December 31, 2013. This decrease was primarily a result of our increased investment in inventory during 2014. Our principal uses of cash during 2014 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, and short-term working capital and debt service requirements, including the repayment of amounts outstanding under our credit lines. In order to fund these uses of cash, we used proceeds from home deliveries and the sale of mortgage loans, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
We are actively acquiring and developing lots in our markets to replenish and grow our lot supply and active community count. We expect to continue to expand our business based on the anticipated level of demand for new homes in our markets. Accordingly, we expect our cash outlays for land purchases, land development, home construction and operating expenses will continue to exceed our cash generated by operations during some monthly and quarterly periods in 2015, and we expect to continue to utilize our revolving credit facility in 2015.
During the year ended December 31, 2014, we delivered 3,721 homes, started 3,869 homes, and spent $237.7 million on land purchases and $144.3 million on land development. Based on our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $400 million to $450 million on land purchases and land development during 2015.
We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to these land option agreements, as of December 31, 2014, we had purchase agreements to acquire 9,364 lots, with an aggregate current purchase price of approximately $452.7 million of land and lots during 2015 through 2021.
Land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home deliveries and adjust our land spending accordingly. The planned increase in our land spending in 2015 compared to 2014 is driven primarily by our growth objectives as we expand our business. In addition, a larger portion of our land investment may continue to shift from developed lot purchases to acquisition and development of undeveloped land, which would result in increased inventory levels.

Operating Cash Flow Activities. During 2014, we used $132.7 million of cash in our operating activities, compared to $74.0 million of cash used in our operating activities in 2013. The net increase of $58.7 million in cash used in operating activities during 2014 compared to 2013 was primarily due to a $52.6 million increase in the change in inventory due to our increased investment in land and houses under construction compared with the prior year, as well as a smaller net increase in accounts payable, offset, in part, by a $28.4 million increase in pretax income for 2014 compared to the prior year.
Investing Cash Flow Activities. During 2014, we used $12.6 million of cash in investing activities, compared to using $35.6 million of cash in investing activities in 2013. This $23.0 million decrease in cash usage was partially due to a $12.3 million reduction in restricted cash from December 31, 2013, as the Company pledged less cash during 2014 as collateral in accordance with our secured Letter of Credit Facilities (as defined below in “Notes Payable - Homebuilding - Homebuilding Letter of Credit Facilities”). In addition, we reduced our investment in our unconsolidated joint ventures by $9.1 million during 2014.
Financing Cash Flow Activities. During the twelve months ended December 31, 2014, we generated $32.1 million of cash from our financing activities, compared to generating $92.8 million of cash during the twelve months ended December 31, 2013. The change in cash generated from financing activities was primarily due to the absence of any debt or equity capital financing transactions or preferred share redemptions in 2014, compared with 2013, when $140.9 million of proceeds were received from equity and convertible debt financings, and $50.4 million of cash was used for the redemption of preferred shares.
At December 31, 2014 and December 31, 2013, our ratio of net debt to net capital was 47% and 39%, respectively, calculated as total debt minus total cash, cash equivalents and restricted cash, divided by the sum of total debt minus total cash, cash equivalents and restricted cash plus shareholders' equity. The increase compared to December 31, 2013 was due to higher debt levels and a decrease in our cash balance compared to December 31, 2013 as a result of our increased investment in inventory during 2014 as well as an increase in shareholders’ equity, primarily related to our net earnings. We believe that this ratio provides useful information regarding our financial position, for understanding the leverage employed in our operations and for comparing us with other homebuilders.

We fund our operations with cash flows from operating activities, including proceeds from home deliveries and the sale of mortgage loans. We believe that these sources of cash, along with our balance of unrestricted cash and borrowings available under our credit facilities, will be sufficient to fund our currently anticipated working capital needs, investment in land and land development, construction of homes, operating expenses, planned capital spending, and debt service requirements for at least the next twelve months. In order to increase the amount available for borrowings under our credit facilities and enhance our liquidity, in October 2014, we increased the aggregate commitment amount and extended the maturity date of our primary homebuilding credit facility as described below. In addition, we routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to seek additional capital by issuing new debt and/or equity securities to strengthen our liquidity or our long-term capital structure. The financing needs of our homebuilding and financial services operations depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, debt maturity dates, and other factors. If we seek such additional capital, there can be no assurance that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing shareholders and/or increase our interest costs.
The Company is a party to three primary credit agreements: (1) a $300 million unsecured revolving credit facility dated July 18, 2013, as amended by a First Amendment dated October 20, 2014, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $110 million secured mortgage warehousing agreement, dated March 29, 2013, with M/I Financial as borrower, as amended on March 28, 2014 (the “MIF Mortgage Warehousing Agreement”); and (3) a $15 million mortgage repurchase agreement dated November 13, 2012, with M/I Financial as borrower, as amended most recently on November 4, 2014 (the “MIF Mortgage Repurchase Facility”).

Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of December 31, 2014:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	10/20/2018	$30,000	$242,830
Notes payable – financial services (b)	(b)	$85,379	$743

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation, which totaled $380.2 million of availability at December 31, 2014, such that the full $300 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $30.0 million borrowings and $27.2 million of letters of credit outstanding at December 31, 2014, leaving $242.8 million available. The commitment amount can be increased from $300 million up to $400 million in the aggregate, contingent on obtaining additional commitments from lenders. The Credit Facility has an expiration date of October 20, 2018.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements as of December 31, 2014 is $125 million. The MIF Mortgage Warehousing Agreement has an expiration date of March 27, 2015 and the MIF Mortgage Repurchase Facility has an expiration date of November 3, 2015.

Notes Payable - Homebuilding.
Homebuilding Credit Facility. The Credit Facility provides for an aggregate commitment amount of $300 million, including a $125 million sub-facility for letters of credit. In addition, the Credit Facility has an accordion feature under which the Company may increase the aggregate commitment amount up to $400 million, subject to certain conditions, including obtaining additional commitments from existing or new lenders. The Credit Facility matures on October 20, 2018. Interest on amounts borrowed under the Credit Facility is payable at either the Alternate Base Rate plus an initial margin of 150 basis points, or at the Eurodollar Rate plus a margin of 250 basis points, in each case subject to adjustment based on the Company’s leverage ratio.
Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $363.8 million (which amount is subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum liquidity amount. In addition, the Credit Facility contains covenants that limit the Company's number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 16 to our Consolidated Financial Statements), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries. The guarantors for the Credit Facility are the same subsidiaries that guarantee our 8.625% Senior Notes due 2018 (the “2018 Senior Notes”), 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”), and 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”).
As of December 31, 2014, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of December 31, 2014:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$363.8	$498.7
Leverage Ratio	≤	0.6	0.47
Interest Coverage Ratio	≥	1.5 to 1.0	4.08 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$149.6	$15.6
Unsold Housing Units and Model Homes	≤	1,463	995
Homebuilding Letter of Credit Facilities. The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”), with maturity dates ranging from June 1, 2015 to September 30, 2015. Under the terms of the Letter of Credit Facilities, letters of credit can be issued for maximum terms ranging from one year up to three years. The Letter of Credit Facilities contain cash collateral requirements ranging from 101% to 105%.

Upon maturity or the earlier termination of the Letter of Credit Facilities, letters of credit that have been issued under the Letter of Credit Facilities remain outstanding with cash collateral in place through the respective expiration dates.
The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $5.0 million to $10.0 million, for a combined letter of credit capacity of $20.0 million, of which $3.8 million was uncommitted at December 31, 2014 and could be withdrawn at any time. As of December 31, 2014, there was a total of $6.5 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $6.6 million of restricted cash.
Notes Payable - Financial Services.
MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The Agreement provides a maximum borrowing availability of $110 million and an accordion feature which allows for an increase of the maximum borrowing availability of up to an additional $20 million (subject to certain conditions, including obtaining additional commitments from existing or new lenders). The MIF Mortgage Warehousing Agreement has an expiration date of March 27, 2015. The maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines is $150 million. Effective with the quarter ending September 30, 2014, the minimum required tangible net worth requirement applicable to M/I Financial increased from $10.0 million to $11.0 million and the minimum required liquidity requirement applicable to M/I Financial increased from $5.0 million to $5.5 million. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 275 basis points and (2) 3.0%.
As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Warehousing Agreement was set at approximately one year and is under consideration for extension annually by the participating lenders. We expect to extend the MIF Mortgage Warehousing Agreement on or prior to the current expiration date of March 27, 2015, but we cannot provide any assurance that we will be able to obtain such an extension.
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
As of December 31, 2014, there was $70.6 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of December 31, 2014:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	7.6 to 1.0
Liquidity	≥	$5.5	$9.3
Adjusted Net Income	>	$0.0	$6.7
Tangible Net Worth	≥	$11.0	$12.6
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility with a maximum borrowing availability of $15 million and an expiration date of November 3, 2015 . M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 275 or 300 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of December 31, 2014, there was $14.8 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants as of December 31, 2014.
Senior Notes and Convertible Senior Subordinated Notes.

8.625% Senior Notes. In November 2010, the Company issued $200 million aggregate principal amount of 8.625% Senior Notes due 2018. In May 2012, we issued an additional $30 million of 2018 Senior Notes under our 2018 Senior Notes indenture for a total outstanding balance of $230 million. The Company may redeem all or any portion of the 2018 Senior Notes at a stated

redemption price, together with accrued and unpaid interest thereon. The redemption price currently equals 104.313% of the principal amount outstanding, but will decline to 102.156% of the principal amount outstanding if redeemed during the 12-month period beginning on November 15, 2015, and will further decline to 100.000% of the principal amount outstanding if redeemed on or after November 15, 2016, but prior to maturity.
The 2018 Senior Notes contain certain covenants, as more fully described and defined in the indenture, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2018 Senior Notes. As of December 31, 2014, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 11 to the Consolidated Financial Statements for more information regarding the 2018 Senior Notes.

3.0% Convertible Senior Subordinated Notes. In March 2013, the Company issued $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018. The conversion rate initially equals 30.9478 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. See Note 11 to the Consolidated Financial Statements for more information regarding the 2018 Convertible Senior Subordinated Notes.

3.25% Convertible Senior Subordinated Notes. In September 2012, the Company issued $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share which equates to approximately 2.4 million common shares. See Note 11 to the Consolidated Financial Statements for more information regarding the 2017 Convertible Senior Subordinated Notes.
Weighted Average Borrowings. In 2014 and 2013, our weighted average borrowings outstanding were $431.4 million and $389.7 million, respectively, with a weighted average interest rate of 7.12% and 7.61%, respectively. The increase in our weighted average borrowings related to an increase in bank borrowings during 2014 compared to 2013. The decline in our weighted average interest rate was primarily due to lower costs on the Credit Facility compared to 2013.
At December 31, 2014, we had $30.0 million outstanding under the Credit Facility. During the twelve months ended December 31, 2014, the average daily amount outstanding under the Credit Facility was $15.1 million and the maximum amount outstanding under the Credit Facility was $64.6 million. Based on our current anticipated spending on land acquisition and development in 2015, and associated increases in our investment in inventory, including land and houses under construction, we expect to borrow under the Credit Facility during 2015, with an estimated peak amount outstanding of approximately $150 million. The actual amount borrowed in 2015 (and the estimated peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company and any repayments or redemptions of outstanding debt.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $27.2 million of letters of credit issued and outstanding under the Credit Facility at December 31, 2014. During 2014, the average daily amount of letters of credit outstanding under the Credit Facility was $18.2 million and the maximum amount of letters of credit outstanding under the Credit Facility was $27.2 million.
At December 31, 2014, M/I Financial had $70.6 million outstanding under the MIF Mortgage Warehousing Agreement.  During 2014, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $28.6 million and the maximum amount outstanding was $70.6 million.
At December 31, 2014, M/I Financial had $14.8 million outstanding under the MIF Mortgage Repurchase Facility.  During 2014, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $6.2 million and the maximum amount outstanding was $14.9 million.
Preferred Shares. On March 15, 2007, we issued 4,000,000 depositary shares, each representing 1/1000th of a Series A Preferred Share, or 4,000 Series A Preferred Shares in the aggregate, for net proceeds of $96.3 million. The Series A Preferred Shares have a liquidation preference equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the date of final distribution). Dividends on the Series A Preferred Shares are non-cumulative and, if declared by us, are paid at an annual rate of 9.75%. Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15. If there is a change of control of the Company and if the Company’s corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Series A Preferred Shares will increase to 10.75% per year. We may redeem the Series A Preferred Shares in whole or in part (provided, that any redemption that would reduce the aggregate liquidation preference of the Series A Preferred Shares below $25 million in the aggregate would be restricted to a redemption in whole only) at any time or from time to time at a cash redemption price equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the redemption date). Holders of the Series A Preferred Shares have no right to require redemption of the Series A Preferred Shares. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities, and will remain outstanding indefinitely unless redeemed by us. Holders of the Series A Preferred Shares have no voting rights, except with respect to those specified matters set forth in the Company’s Amended and Restated Articles of Incorporation or as otherwise required by applicable Ohio law, and no preemptive rights. The outstanding depositary shares are listed on the New York Stock Exchange under the trading symbol “MHO-PrA”. There is no separate public trading market for the Series A Preferred Shares except as represented by the depositary shares.
The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $148.6 million at December 31, 2014. We are permitted by the indenture to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance in our restricted payments basket. We declared and paid a quarterly dividend of $609.375 per share on our Series A Preferred Shares for each quarter in 2014 for aggregate dividend payments of $4.9 million for the year ended December 31, 2014 compared to $3.7 million in 2013. The determination to pay future dividends on, and make future repurchases of, our common shares and Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
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

CONTRACTUAL OBLIGATIONS
Included in the table below is a summary, as of December 31, 2014, of future cash requirements under the Company’s contractual obligations:

	Payments due by period
		Less Than	1 - 3	3 - 5	More than
	Total	1 year	Years	Years	5 years
Notes payable bank – homebuilding operations (a)	$30,443	$443	$—	$30,000	$—
Notes payable bank – financial services (b)	85,502	85,502	—	—	—
Notes payable - other (including interest)	10,658	3,115	6,086	914	543
Senior notes (including interest)	309,350	19,838	39,675	249,837	—
Convertible senior subordinated notes (including interest)	158,413	4,456	66,413	87,544	—
Obligation for consolidated inventory not owned (c)	608	608	—	—	—
Operating leases	13,117	3,720	5,836	2,550	1,011
Purchase obligations (d)	218,511	218,511	—	—	—
Total	$826,602	$336,193	$118,010	$370,845	$1,554

(a)
Borrowings under the Company’s Credit Facility are at the greater of the floating Alternate Base Rate plus 1.50% or at the Eurodollar Rate plus 2.50%.  Borrowings outstanding at December 31, 2014 had a weighted average interest rate of 2.7%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.  The above amounts do not reflect interest due and payable at December 31, 2014.

(b)
Borrowings under the MIF Mortgage Warehousing Agreement are at the greater of the floating LIBOR rate plus 275 basis points or 3.0%.  Borrowings under the MIF Mortgage Repurchase Facility are at the floating LIBOR rate plus 275 or 300 basis points, depending on the loan type. Total borrowings outstanding under both agreements at December 31, 2014 had a weighted average interest rate of 3.0%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.  The above amounts do not reflect interest due and payable at December 31, 2014.

(c)
The Company is party to two land purchase agreements in which the Company has specific performance requirements. The future amounts payable related to these two land purchase agreements is the number of lots the Company is obligated to purchase at the lot price set forth in the agreement. The time period in which these payments will be made is the Company’s best estimate at when these lots will be purchased.

(d)
As of December 31, 2014, the Company had obligations with certain subcontractors and suppliers of raw materials in the ordinary course of business to meet the commitment to deliver 1,222 homes with an aggregate sales price of $425.2 million.  Based on our current housing gross margin, excluding the charge for impairment of inventory, less variable selling costs, less payments to date on homes in backlog, we estimate payments totaling approximately $218.5 million to be made in 2015 relating to those homes.

OFF-BALANCE SHEET ARRANGEMENTS
Reference is made to Notes 1, 6, 7, and 8 in the accompanying Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.
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

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
(Dollars in thousands)
Revenue	$367,964	$330,767	$281,608	$234,841
Unit data:
New contracts	773	892	1,016	982
Homes delivered	1,105	985	894	737
Backlog at end of period	1,222	1,554	1,647	1,525

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
(Dollars in thousands)
Revenue	$336,307	$275,195	$234,553	$190,727
Unit data:
New contracts	793	869	1,078	1,047
Homes delivered	1,120	937	788	627
Backlog at end of period	1,280	1,607	1,675	1,385

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permit borrowings of up to $425 million, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.
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
The table below shows the notional amounts of our financial instruments at December 31, 2014 and 2013:

	December 31,
Description of Financial Instrument (in thousands)	2014	2013
Best-effort contracts and related committed IRLCs	$3,072	$2,494
Uncommitted IRLCs	28,028	49,710
FMBSs related to uncommitted IRLCs	41,000	48,000
Best-effort contracts and related mortgage loans held for sale	61,233	63,386
FMBSs related to mortgage loans held for sale	27,000	20,000
Mortgage loans held for sale covered by FMBSs	26,825	19,884

The table below shows the measurement of assets and liabilities at December 31, 2014 and 2013:

	December 31,
Description of Financial Instrument (in thousands)	2014	2013
Mortgage loans held for sale	$92,794	$81,810
Forward sales of mortgage-backed securities	(182)	745
Interest rate lock commitments	288	(319)
Best-efforts contracts	53	479
Total	$92,953	$82,715

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
Description (in thousands)	2014	2013	2012
Mortgage loans held for sale	$3,191	$(2,094)	(1,494)
Forward sales of mortgage-backed securities	(927)	492	723
Interest rate lock commitments	607	(320)	(357)
Best-efforts contracts	(426)	482	128
Total gain (loss) recognized	$2,445	$(1,440)	$(1,000)

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2014. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at December 31, 2014. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	12/31/2014
ASSETS:
Mortgage loans held for sale:
Fixed rate	$90,513	—	—	—	—	—	$90,513	$88,079
Weighted average interest rate	3.91%	—	—	—	—	—	3.91%
Variable rate	$4,782	—	—	—	—	—	$4,782	$4,715
Weighted average interest rate	3.06%	—	—	—	—	—	3.06%

LIABILITIES:
Long-term debt — fixed rate	$1,398	$1,180	$57,978	$316,728	$364	$523	$378,171	$398,513
Weighted average interest rate	3.37%	3.37%	3.25%	7.07%	3.37%	3.37%	6.44%
Short-term debt — variable rate	$115,379	—	—	—	—	—	$115,379	$115,379
Weighted average interest rate	2.21%	—	—	—	—	—	2.21%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of M/I Homes, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of M/I Homes, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 27, 2015

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share amounts)	2014	2013	2012

Revenue	$1,215,180	$1,036,782	$761,905
Costs and expenses:
Land and housing	958,991	824,508	610,540
Impairment of inventory and investment in unconsolidated joint ventures	3,457	5,805	3,502
General and administrative	88,830	79,494	62,627
Selling	81,148	68,282	56,406
Equity in income of unconsolidated joint ventures	(347)	(306)	—
Interest	13,365	15,938	16,071
Loss on early extinguishment of debt	—	1,726	—
Total costs and expenses	$1,145,444	$995,447	$749,146

Income before income taxes	69,736	41,335	12,759

Provision (benefit) from income taxes	18,947	(110,088)	(588)

Net income	$50,789	$151,423	$13,347

Preferred dividends	4,875	3,656	—
Excess of fair value over book value of preferred shares redeemed	—	2,190	—

Net income to common shareholders	$45,914	$145,577	$13,347

Earnings per common share:
Basic	$1.88	$6.11	$0.68
Diluted	$1.65	$5.24	$0.67

Weighted average shares outstanding:
Basic	24,463	23,822	19,651
Diluted	29,912	28,763	19,891

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2014	2013

ASSETS:
Cash and cash equivalents	$15,535	$128,725
Restricted cash	6,951	13,902
Mortgage loans held for sale	92,794	81,810
Inventory	918,589	690,934
Property and equipment - net	11,490	10,536
Investment in unconsolidated joint ventures	27,769	35,266
Deferred income taxes, net of valuation allowance of $9.3 million at December 31, 2013	94,412	110,911
Other assets	43,870	38,092
TOTAL ASSETS	$1,211,410	$1,110,176

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$75,338	$70,226
Customer deposits	11,759	11,262
Other liabilities	79,723	71,341
Community development district (“CDD”) obligations	2,571	3,130
Obligation for consolidated inventory not owned	608	1,775
Notes payable bank - homebuilding operations	30,000	—
Notes payable bank - financial services operations	85,379	80,029
Notes payable - other	9,518	7,790
Convertible senior subordinated notes due 2017	57,500	57,500
Convertible senior subordinated notes due 2018	86,250	86,250
Senior notes	228,469	228,070
TOTAL LIABILITIES	$667,115	$617,373

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; 2,000 shares issued and outstanding at both December 31, 2014 and 2013	$48,163	$48,163
Common shares - $.01 par value; authorized 58,000,000 and 38,000,000 shares at December 31, 2014 and 2013, respectively; issued 27,092,723 shares at both December 31, 2014 and 2013	271	271
Additional paid-in capital	238,560	236,060
Retained earnings	308,539	262,625
Treasury shares - at cost - 2,579,813 and 2,734,780 shares at December 31, 2014 and 2013, respectively	(51,238)	(54,316)
TOTAL SHAREHOLDERS’ EQUITY	$544,295	$492,803
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,211,410	$1,110,176
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2011	4,000	$96,325	18,736,357	$221	$139,943	$103,701	$(66,840)	$273,350
Net income	—	—	—	—	—	13,347	—	13,347
Common share issuance	—	—	2,530,000	25	42,060	—	—	42,085
Stock options exercised	—	—	378,674	—	(2,759)	—	7,521	4,762
Stock-based compensation expense	—	—	—	—	1,734	—	—	1,734
Deferral of executive and director compensation	—	—	—	—	150	—	—	150
Executive and director deferred compensation distributions	—	—	42,222	—	(839)	—	839	—
Balance at December 31, 2012	4,000	$96,325	21,687,253	$246	$180,289	$117,048	$(58,480)	$335,428
Net income	—	—	—	—	—	151,423	—	151,423
Fair value over carrying value of preferred shares redeemed	—	2,190	—	—	—	(2,190)	—	—
Dividends declared to preferred shareholders	—	—	—	—	—	(3,656)	—	(3,656)
Common share issuance	—	—	2,461,000	25	54,592	—	—	54,617
Preferred shares redeemed	(2,000)	(50,352)	—	—	—	—	—	(50,352)
Stock options exercised	—	—	184,832	—	(1,031)	—	3,671	2,640
Stock-based compensation expense	—	—	—	—	2,344	—	—	2,344
Deferral of executive and director compensation	—	—	—	—	359	—	—	359
Executive and director deferred compensation distributions	—	—	24,858	—	(493)	—	493	—
Balance at December 31, 2013	2,000	$48,163	24,357,943	$271	$236,060	$262,625	$(54,316)	$492,803
Net income	—	—	—	—	—	50,789	—	50,789
Dividends declared to preferred shareholders	—	—	—	—	—	(4,875)	—	(4,875)
Stock options exercised	—	—	147,619	—	(988)	—	2,932	1,944
Stock-based compensation expense	—	—	—	—	3,215	—	—	3,215
Deferral of executive and director compensation	—	—	—	—	419	—	—	419
Executive and director deferred compensation distributions	—	—	7,348	—	(146)	—	146	—
Balance at December 31, 2014	2,000	$48,163	24,512,910	$271	$238,560	$308,539	$(51,238)	$544,295

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$50,789	$151,423	$13,347
Adjustments to reconcile net income to net cash used in operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	2,410	5,805	3,368
Impairment of investment in unconsolidated joint ventures	1,047	—	390
Equity in income of unconsolidated joint ventures	(347)	(306)	—
Bargain purchase gain	—	—	(1,219)
Mortgage loan originations	(677,418)	(627,509)	(520,708)
Proceeds from the sale of mortgage loans	669,625	614,726	505,368
Fair value adjustment of mortgage loans held for sale	(3,191)	2,094	1,494
Capitalization of originated mortgage servicing rights	(4,009)	—	—
Amoritzation of mortgage servicing rights	775	—	—
Depreciation	5,175	4,973	7,158
Amortization of debt discount and debt issue costs	3,121	3,338	2,584
Loss on early extinguishment of debt, including transaction costs	—	1,726	—
Stock-based compensation expense	3,215	2,344	1,734
Deferred income tax expense	25,790	15,547	5,076
Deferred tax asset valuation allowances	(9,291)	(126,458)	(5,076)
Change in assets and liabilities:
Cash held in escrow	(171)	(37)	(125)
Inventory	(209,318)	(156,708)	(73,874)
Other assets	(5,286)	(10,219)	(8,460)
Accounts payable	5,112	22,536	5,358
Customer deposits	497	1,023	5,867
Accrued compensation	1,182	9,753	6,421
Other liabilities	7,618	11,975	4,302
Net cash used in operating activities	(132,675)	(73,974)	(46,995)

INVESTING ACTIVITIES:
Change in restricted cash	7,122	(5,185)	32,779
Purchase of property and equipment	(2,946)	(2,382)	(933)
Acquisition, net of cash acquired	—	—	(4,707)
Return of capital from unconsolidated joint ventures	1,523	1,522	—
Investment in unconsolidated joint ventures	(20,415)	(29,509)	(1,817)
Net proceeds from sale of mortgage servicing rights	2,135	—	—
Net cash (used in) provided by investing activities	(12,581)	(35,554)	25,322

FINANCING ACTIVITIES:
Repayment of senior notes, including transaction costs	—	—	(41,443)
Net proceeds from issuance of senior notes	—	—	29,700
Proceeds from issuance of convertible senior subordinated notes due 2017	—	—	57,500
Proceeds from issuance of convertible senior subordinated notes due 2018	—	86,250	—
Net proceeds from issuance of common shares	—	54,617	42,085
Proceeds from bank borrowings - homebuilding operations	192,600	—	—
Repayment of bank borrowings - homebuilding operations	(162,600)	—	—
Net proceeds from (repayment of) bank borrowings - financial services operations	5,350	12,072	15,351
(Principal repayments of) proceeds from notes payable-other and CDD bond obligations	1,728	(3,315)	5,304
Dividends paid on preferred shares	(4,875)	(3,656)	—
Redemption of preferred shares	—	(50,352)	—
Debt issue costs	(2,081)	(5,501)	(5,881)
Proceeds from exercise of stock options	1,944	2,640	4,762
Net cash provided by financing activities	32,066	92,755	107,378
Net (decrease) increase in cash and cash equivalents	(113,190)	(16,773)	85,705
Cash and cash equivalents balance at beginning of period	128,725	145,498	59,793
Cash and cash equivalents balance at end of period	$15,535	$128,725	$145,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$9,730	$11,834	$13,083
Income taxes	$2,386	$765	$281

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(559)	$(1,504)	$(1,349)
Consolidated inventory not owned	$(1,167)	$(17,330)	$16,161
Distribution of single-family lots from unconsolidated joint ventures	$25,689	$4,800	$—

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
The Company conducts mortgage financing activities through its 100%-owned subsidiary, M/I Financial, LLC (“M/I Financial”), which originates mortgage loans primarily for purchasers of the Company’s homes.  The loans and the servicing rights are generally sold to outside mortgage lenders.  The Company and M/I Financial also operate 100% and majority-owned subsidiaries that provide title services to purchasers of the Company’s homes.  Our mortgage banking and title service activities have similar economic characteristics; therefore, they have been aggregated into one reportable segment, the financial services segment. On February 1, 2014, M/I Financial Corp. was converted from an Ohio corporation to an Ohio limited liability company and its name was changed to M/I Financial, LLC.
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
Cash and Cash Equivalents.  Liquid investments with an initial maturity of three months or less are classified as cash and cash equivalents. Amounts in transit from title companies for homes delivered of approximately $7.5 million and $18.4 million are included in cash and cash equivalents at December 31, 2014 and 2013, respectively. Our financial services operations held $11.7 million and $15.3 million of the Company’s cash and cash equivalents at December 31, 2014 and 2013.
Restricted Cash. At December 31, 2014 and 2013, restricted cash consists primarily of amounts held in restricted accounts as collateral for letters of credit of $7.0 million and $13.9 million respectively.
Mortgage Loans Held for Sale.  Mortgage loans held for sale consists primarily of single-family residential loans collateralized by the underlying property.  Generally, all of the mortgage loans and related servicing rights are sold to third-party investors shortly after origination.  Refer to the Revenue Recognition policy described below for additional discussion.
Inventory.  Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction, and common costs that benefit the entire community, less impairments, if any. Land acquisition, land development and common costs (both incurred and estimated to be incurred) are typically allocated to individual lots based on total number of lots expected to be closed in each community or phase or based on relative sales value of each lot. Any changes to the estimated total development costs of a community or phase are allocated proportionately to homes remaining in the community or phase and homes previously closed. The cost of individual lots is transferred to homes under construction when home construction begins. Home construction costs are accumulated on a specific identification basis. Costs of home deliveries include the specific construction cost of the home and the allocated lot costs. Such costs are charged to cost of sales simultaneously with revenue recognition, as discussed above. When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home. As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home. We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home. We monitor the accuracy of such estimates by comparing actual costs incurred in subsequent months to the estimate, although actual costs to complete a home in the future could differ from our estimates.

Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land is impaired, at which point the inventory is written down to fair value as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360”).  The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, the value of the land itself as well as any results from third party appraisals. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. We also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community’s historical results do not indicate a potential for impairment. From the review of all of these factors, we identify communities whose carrying values may exceed their estimated undiscounted future cash flows and run a test for recoverability. For those communities whose carrying values exceed the estimated undiscounted future cash flows and which are deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company’s cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions and/or changes in management’s intentions with respect to the inventory may lead the Company to incur additional impairment charges in the future.
Our determination of fair value is based on projections and estimates, which are Level 3 measurement inputs.  Our analysis is completed at a phase level within each community; therefore, changes in local conditions may affect one or several of our communities. For all of the categories listed below, the key assumptions relating to the valuations are dependent on project-specific local market and/or community conditions and are inherently uncertain. Because each inventory asset is unique, there are numerous inputs and assumptions used in our valuation techniques. Market factors that may impact these assumptions include:

•	historical project results such as average sales price and sales pace, if deliveries have occurred in the project;

•	competitors’ market and/or community presence and their competitive actions;

•	project specific attributes such as location desirability and uniqueness of product offering;

•	potential for alternative product offerings to respond to local market conditions; and

•	current economic and demographic conditions and related trends and forecasts.
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
As of December 31, 2014, our projections generally assume a gradual improvement in market conditions over time. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of both December 31, 2014 and December 31, 2013, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.
Our quarterly assessments reflect management’s best estimates. Due to the inherent uncertainties in management’s estimates and uncertainties related to our operations and our industry as a whole, we are unable to determine at this time if and to what extent continuing future impairments will occur. Additionally, due to the volume of possible outcomes that can be generated from changes in the various model inputs for each community, we do not believe it is possible to create a sensitivity analysis that can provide meaningful information for the users of our financial statements. Further details relating to our assessment of inventory for recoverability are included in Note 3 to our Consolidated Financial Statements.
Capitalized Interest.  The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  The summary of capitalized interest for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Capitalized interest, beginning of period	$13,802	$15,376	$18,869
Interest capitalized to inventory	17,937	13,601	9,975
Capitalized interest charged to cost of sales	(16,443)	(15,175)	(13,468)
Capitalized interest, end of year	$15,296	$13,802	$15,376

Interest incurred	$31,302	$29,539	$26,046
Variable Interest Entities. In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During 2014, we decreased our total investment in such joint venture arrangements by $7.5 million from $35.3 million at December 31, 2013 to $27.8 million at December 31, 2014 which was driven primarily by our increased lot distributions from unconsolidated joint ventures during 2014 of $25.7 million, offset partially by our increased cash contributions to our unconsolidated joint ventures of $20.4 million in 2014.
For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company’s ownership in these LLCs as of both December 31, 2014 and December 31, 2013 ranged from 25% to 61%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a variable interest entity (“VIE”) and (2) if we are the primary beneficiary of the entity. To determine whether we are the primary beneficiary of an entity, we consider whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. This analysis considers, among other things, whether we have the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If we determine that we are not able to control such activities, we are not considered the primary beneficiary of the VIE.
As of December 31, 2014 and December 31, 2013, we have determined that one of the LLCs in which we have an interest meets the requirements of a VIE due to a lack of equity at risk in the entity. However, we have determined that we do not have substantive control over any of the VIE as we do not have the ability to control the activities that most significantly impact its economic performance. As a result, we are not required to consolidate the VIE into our financial statements, and we instead record the VIE in Investment in Unconsolidated Joint Ventures on our Consolidated Balance Sheets.
Land Option Agreements. In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, using an analysis similar to that described above. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Consolidated Balance Sheets. At both December 31, 2014 and 2013, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements. Other than as described above in “Consolidated Inventory Not Owned,” the Company currently believes that its maximum exposure as of December 31, 2014 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $34.0 million, including cash deposits of $23.5 million, prepaid acquisition costs of $4.4 million and letters of credit of $6.1 million.

Investment in Unconsolidated Joint Ventures. We use the equity method of accounting for investments in unconsolidated joint ventures over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated entities’ earnings or loss, if any, is included in our Consolidated Statements of Income. We evaluate our investments in unconsolidated joint ventures for impairment at least quarterly in accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”) as described below.
If the fair value of the investment is less than the investment’s carrying value, and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the unconsolidated joint venture, the timing of distribution of lots to the Company from the unconsolidated joint venture, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in unconsolidated joint ventures, the Company evaluates the projected cash flows associated with each unconsolidated joint venture.

As of both December 31, 2014 and December 31, 2013, the Company used a discount rate of 16% in determining the fair value of investments in unconsolidated joint ventures. In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the company; and (3) the intent and ability of the Company to retain its investment in the unconsolidated joint venture for a period of time sufficient to allow for any anticipated recovery in market value. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.

We believe that the Company’s maximum exposure related to its investment in these unconsolidated joint ventures as of December 31, 2014 is the amount invested of $27.8 million (in addition to a $2.5 million note due to the Company from one of the unconsolidated joint ventures), although we expect to invest further amounts in these unconsolidated joint ventures as development of the properties progresses. Further details relating to our unconsolidated joint ventures are included in Note 6 to our Consolidated Financial Statements.
Consolidated Inventory Not Owned and Related Obligation. At December 31, 2014 and December 31, 2013, Consolidated Inventory Not Owned was $0.8 million and $1.8 million, respectively, all of which related to specific performance obligations. At December 31, 2014 and 2013, the corresponding liability of $0.6 million and $1.8 million, respectively, has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheets.
Property and Equipment-net. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following are the major classes of depreciable assets and their estimated useful lives:

	Year Ended December 31,
	2014	2013
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	24,281	22,563
Transportation and construction equipment	156	163
Property and equipment	36,260	34,549
Accumulated depreciation	(24,771)	(24,013)
Property and equipment, net	$11,490	$10,536

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-7 years
Depreciation expense was $2.0 million, $2.2 million and $4.8 million in 2014, 2013 and 2012, respectively.
Notes Receivable. In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable. The counterparties for these transactions are generally land developers, other real estate investors or, in some cases, affiliated unconsolidated LLCs. We consider the creditworthiness of the counterparty when evaluating the relative risk and return involved in pursuing the applicable transaction. Due to the unique facts and circumstances surrounding each receivable, we assess the need for an allowance on an individual basis. Factors considered as part of this assessment include the counterparty’s payment history, the value of any underlying collateral, communications with the counterparty, knowledge of the counterparty’s financial condition and plans, and the current and expected economic environment. Such receivables are reported net of allowance for credit losses within other assets. Such receivables are generally reported in Other Assets in our Consolidated Balance Sheets. At December 31, 2014, Other Assets included notes receivable totaling $4.3 million with interest rates of 0% and 12% and maturities from 2015 to 2016. At December 31, 2013, Other Assets included notes receivable totaling $3.2 million, with interest rates ranging from 2% to 12%, both maturing in 2015. With respect to the balance at both December 31, 2014 and 2013, $2.5 million was from an affiliated unconsolidated joint venture.
Deferred Costs. At December 31, 2014 and 2013, unamortized debt issue costs of $9.3 million and $9.9 million, respectively, are included in Other Assets on the Consolidated Balance Sheets. The costs are primarily amortized to interest expense using the straight line method, which approximates the effective interest method.
Other Assets.  In addition to notes receivable and deferred costs described above, other assets include assets related to mortgage servicing rights, deposits, pre-acquisition costs for land and prepaid expenses for our insurance programs and other business related items.
Warranty Reserves. We use subcontractors for nearly all aspects of home construction. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. As such, we record warranty reserves to cover our exposure to the costs for materials and labor not expected to be covered by our subcontractors to the extent they relate to warranty-type claims. Warranty reserves are established by charging cost of sales and crediting a warranty reserve for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs described above under the Company’s warranty programs. Reserves are recorded for warranties under the following warranty programs:

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
While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. At December 31, 2014 and 2013, warranty reserves of $12.7 million and $12.3 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.
Self-insurance Reserves. Self-insurance reserves are made for estimated liabilities associated with employee health care, workers’ compensation, and general liability insurance. For 2014, our self-insurance limit for employee health care was $250,000 per claim per year, with stop loss insurance covering amounts in excess of $250,000. Our workers’ compensation claims are insured by a third party and carry a deductible of $500,000 per claim, except for workers compensation claims made in the state of Ohio where the Company is self-insured. Our self-insurance limit for Ohio workers’ compensation is $500,000 per claim, with stop loss insurance covering all amounts in excess of this limit. The reserves related to employee health care and workers’ compensation are based on historical experience and open case reserves. Our general liability claims are insured by a third party; the Company generally has a $7.5 million completed operations/construction defect deductible per occurrence by region and a $20.0 million deductible in the aggregate, with a $500,000 deductible for all other types of claims. The Company records a reserve for general liability claims falling below the Company’s deductible. The reserve estimate is based on an actuarial evaluation of our past history of general liability claims, other industry specific factors and specific event analysis. At December 31, 2014 and 2013, self-insurance reserves of $1.3 million and $1.0 million, respectively, are included in Other Liabilities on the Consolidated Balance

Sheets. The Company recorded expenses totaling $7.8 million, $5.4 million and $4.0 million, respectively, for all self-insured and general liability claims during the years ended December 31, 2014, 2013 and 2012.
Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability.  M/I Financial provides a limited-life guarantee on loans sold to certain third parties and estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience.  Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.  The Company has also provided certain other guarantees and indemnifications in connection with the purchase and development of land, including environmental indemnifications, and guarantees of the completion of land development.  The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure.  Actual future costs associated with these guarantees and indemnifications could differ materially from our current estimated amounts. At December 31, 2014 and 2013, guarantees and indemnifications of $3.1 million and $3.5 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.
Other Liabilities.  In addition to warranty, self-insurance reserves, and reserves for guarantees and indemnities, other liabilities includes taxes payable, accrued compensation, and various other land related and miscellaneous accrued expenses.
Segment Reporting. The application of segment reporting requires significant judgment in determining our operating segments. Operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Company’s chief operating decision makers to evaluate performance, make operating decisions and determine how to allocate resources.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 13 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.
In accordance with ASC 280, Segment Reporting (“ASC 280”), we have identified each homebuilding division as an operating segment as each homebuilding division engages in business activities from which it earns revenue, primarily from the sale and construction of single-family attached and detached homes, acquisition and development of land, and the occasional sale of lots to third parties. Our financial services operations generate revenue primarily from the origination, sale and servicing of mortgage loans and title services primarily for purchasers of the Company’s homes and are included in our financial services reportable segment. Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating segments by centralizing key administrative functions such as accounting, finance, treasury, information technology, insurance and risk management, litigation, marketing and human resources.
In accordance with the aggregation criteria defined in ASC 280, we have determined our reportable segments as follows: Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments included in each reportable segment have been aggregated because they share similar aggregation characteristics as prescribed in ASC 280 in the following regards: (1) long-term economic characteristics; (2) historical and expected future long-term gross margin percentages; (3) housing products, production processes and methods of distribution; and (4) geographical proximity. We may, however, be required to reclassify our reportable segments if markets that currently are being aggregated do not continue to share these aggregation characteristics.
Revenue Recognition.  Revenue from the sale of a home is recognized when the delivery has occurred, title has passed, the risks and rewards of ownership are transferred to the buyer, and an adequate initial and continuing investment by the homebuyer is received, or when the loan has been sold to a third-party investor. Revenue for homes that close to the buyer having a deposit of 5% or greater, home deliveries financed by third parties, and all home deliveries insured under Federal Housing Administration (“FHA”), U.S. Veterans Administration (“VA”) and other government-insured programs are recorded in the financial statements on the date of closing.
Revenue related to all other home deliveries initially funded by our 100%-owned subsidiary, M/I Financial, is recorded on the date that M/I Financial sells the loan to a third-party investor, because the receivable from the third-party investor is not subject to future subordination, and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home.
We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans are sold and/or related servicing rights are sold to third party investors or set up with the subservicer. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee. Generally, all of the financial services mortgage loans and related servicing rights are sold to third party investors within two to three weeks of origination; however, M/I Financial began retaining a portion of mortgage loan servicing rights during 2012. As of December 31, 2014 and 2013, we retained mortgage servicing rights of 2,517 and 2,080 loans, respectively, for a total value of $6.9 million and $5.8 million, respectively. We recognize financial services revenue associated with our title operations as homes are closed, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is closed. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.
Land and Housing Cost of Sales. All associated homebuilding costs are charged to cost of sales in the period when the revenues from home deliveries are recognized. Homebuilding costs include: land and land development costs; home construction costs (including an estimate of the costs to complete construction); previously capitalized interest; real estate taxes; indirect costs; and estimated warranty costs. All other costs are expensed as incurred. Sales incentives, including pricing discounts and financing costs paid by the Company, are recorded as a reduction of revenue in the Company’s Consolidated Statements of Income. Sales incentives in the form of options or upgrades are recorded in homebuilding costs.
Income Taxes. The Company records income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on future tax consequences attributable to (1) temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (2) operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.
In accordance with ASC 740-10, Income Taxes (“ASC 740”), we evaluate the realizability of our deferred tax assets, including the benefit from net operating losses (“NOLs”) and tax credit carryforwards, to determine if a valuation allowance is required based on whether it is more likely than not (a likelihood of more than 50%) that all or any portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required. This assessment gives appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Based upon a review of all available evidence, we recorded a full valuation allowance against our deferred tax assets during 2008 due to economic conditions and the weight of negative evidence at the time.
During 2013, the Company concluded based on its analysis of positive and negative evidence, that the objective positive evidence outweighed the negative evidence and that the Company will more likely than not realize a majority of its deferred tax assets. As a result of such determination, we reversed a majority of the valuation allowance against our deferred tax assets in 2013 and the remainder of the valuation allowance in 2014. Please see Note 14 to our Consolidated Financial Statements for more information regarding our deferred tax assets.
Earnings Per Share.  The Company computes earnings per share in accordance with ASC 260, Earnings per Share, (“ASC 260”). Basic earnings per share is calculated by dividing income attributable to common shareholders by the weighted average number of common shares outstanding during each year. Diluted earnings per share gives effect to the potential dilution that could occur if securities or contracts to issue our common shares that are dilutive were exercised or converted into common shares or resulted in the issuance of common shares that then shared our earnings. In period of net losses, no dilution is computed. Please see Note 13 to our Consolidated Financial Statements for more information regarding our earnings per share calculation.
Stock-Based Compensation.  We measure and recognize compensation expense associated with our grant of equity-based awards in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”), which generally requires that companies measure and recognize stock-based compensation expense in an amount equal to the fair value of share-based awards granted under compensation arrangements over the related vesting period. We have granted share-based awards to certain of our employees and directors in the form of stock options, director stock units and performance share units (“PSU’s”). Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of the performance period based on the related performance conditions and markets conditions.
Determining the fair value of share-based awards requires judgment to identify the appropriate valuation model and develop the assumptions. The grant date fair value for stock option awards and PSU’s with a market condition (as defined in ASC 718) is estimated using the Black-Scholes option pricing model and the Monte Carlo simulation methodology, respectively. The grant date fair value for the director stock units and PSU’s with a performance condition (as defined in ASC 718) is based upon the closing price of our common shares on the date of grant. We recognize stock-based compensation expense for our stock option awards and PSU’s with a market condition over the requisite service period of the award while stock-based compensation expense for our director stock units, which vest immediately, is fully recognized in the period of the award. For the portion of the PSU’s awarded subject to the satisfaction of a performance condition, we recognize stock-based compensation expense on a straight-line basis over the performance period based on the probable outcome of the related performance condition. If satisfaction of the performance condition is not probable, stock-based compensation expense recognition is deferred until probability is attained and a cumulative compensation expense adjustment is recorded and recognized ratably over the remaining service period. The Company reevaluates the probability of the satisfaction of the performance condition on a quarterly basis, and stock-based compensation expense is adjusted based on the portion of the requisite service period that has passed. If actual results differ significantly from these estimates, stock-based compensation expense could be higher and have a material impact on our consolidated financial statements. Please see Note 2 to our Consolidated Financial Statements for more information regarding our stock-based compensation.
Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of December 31, 2014, the Company had outstanding $121.9 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through December 2019.  Included in this total are: (1) $74.0 million of performance and maintenance bonds and $21.4 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $12.2 million of financial letters of credit; and (3) $14.3 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
Impact of New Accounting Standards. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted.  The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s Consolidated Financial Statements or disclosures.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation - Stock Compensation (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s Consolidated Financial Statements or disclosures.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 will be effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s Consolidated Financial Statements or disclosures.

NOTE 2. Stock-Based and Deferred Compensation
Stock Incentive Plans
The Company has an equity compensation plan, the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the “2009 LTIP”) which has been amended from time to time. The 2009 LTIP was approved by our shareholders and is administered by the Compensation Committee of our Board of Directors. Under the 2009 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards – awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of the common shares, and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the plan authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 2,600,000 common shares, of which 1,255,171 remain available for grant at December 31, 2014.
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
Following is a summary of stock option activity for the year ended December 31, 2014, relating to the stock options awarded under the 2009 LTIP and the 1993 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (a) (In thousands)
Options outstanding at December 31, 2013	1,901,677	$24.91	5.58	$11,918
Granted	397,500	23.79
Exercised	(147,619)	13.17
Forfeited	(135,190)	41.07
Options outstanding at December 31, 2014	2,016,368	$24.47	5.71	$7,470
Options vested or expected to vest at December 31, 2014	1,990,146	$24.51	5.67	$7,407
Options exercisable at December 31, 2014	1,331,418	$26.23	4.40	$5,762
(a)Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.
The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $1.6 million, $2.2 million and $2.6 million, respectively.
The fair value of our five-year service stock options granted during the years ended December 31, 2014, 2013 and 2012 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.75%	0.88%	0.82%
Expected volatility	57.99%	56.70%	53.08%
Expected term (in years)	5.6	5.5	5.5
Weighted average grant date fair value of options granted during the period	$12.64	$11.97	$5.85
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
Total stock-based compensation expense related to stock option awards that has been charged against income relating to the 2009 LTIP and the 1993 Plan was $2.7 million, $2.0 million, and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.  As of December 31, 2014, there was a total of $7.5 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 2.2 years for the service awards.
Director Stock Units
Under the 2009 LTIP, the Company awarded its non-employee directors 17,500, 10,500 at and 7,000 stock units during the year ended December 31, 2014, 2013 and 2012, respectively. Each stock unit is the equivalent of one common share, vests immediately and will be converted to a common share upon termination of service as a director. The Company recognized the full stock-based compensation expense related to the awards of $0.4 million in 2014, $0.3 million in 2013 and less than $0.1 million in 2012 due to the immediate vesting provisions of the award.
On May 5, 2009, the Company’s board of directors terminated the M/I Homes, Inc. 2006 Director Equity Incentive Plan (the “Director Equity Plan”).  Awards outstanding under the Director Equity Plan remain in effect in accordance with their respective terms.  At December 31, 2014, there were 16,110 stock units outstanding under the Director Equity Plan with a value of $0.5 million.
Performance Share Unit Awards
On February 18, 2014, the Company awarded its executive officers (in the aggregate) a target number of PSU’s equal to 50,439 PSU’s. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”). The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative pre-tax income from operations, excluding extraordinary items, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that do not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value of the PSU’s with a performance condition component and the PSU’s with a market condition component was $23.79 and $21.00, respectively. In accordance with ASC 718, for PSU’s awarded with a market condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized $0.1 million in stock-based compensation expense and recorded $0.2 million in unrecognized stock-based compensation expense related to the Market Condition component of the 2014 PSU awards as of December 31, 2014. For PSU’s awarded with a performance condition, we recognize stock-based compensation expense on a straight-line basis over the Performance Period based on the probable outcome of the related Performance Condition. Otherwise, stock-based compensation expense recognition is deferred until probability is attained and a cumulative stock-based compensation expense adjustment is recorded and recognized ratably over the remaining service period. The Company reassesses the probability of the satisfaction of the Performance Condition on a quarterly basis, and stock-based compensation expense is adjusted based on the portion of the requisite service period that has passed. As of December 31, 2014, the Company had not recognized any stock-based compensation expense related to the Performance Condition component of the 2014 PSU awards. If the Company achieves the maximum performance levels for the Performance Condition, the Company would record unrecognized stock-based compensation expense of $1.4 million as of December 31, 2014, for which $0.5 million would be immediately recognized had attainment been probable at December 31, 2014.
Deferred Compensation Plans
Effective November 1, 1998, the Company adopted the Executive Plan, a non-qualified deferred compensation plan.  The purpose of the Executive Plan is to provide an opportunity for certain eligible employees of the Company to defer a portion of their compensation and to invest in the Company’s common shares.  In 1997, the Company adopted the Director Plan to provide its directors with an opportunity to defer their director compensation and to invest in the Company’s common shares.

Compensation expense deferred into the Executive Plan and the Director Plan (together the “Plans”) totaled $0.4 million for each of the years ended December 31, 2014 and December 31, 2013, and $0.1 million for the year ended December 31, 2012.  The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans.  One equity unit is the equivalent of one common share.  Equity units and the related dividends will be converted and distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company.  Distributions from the Plans totaled $0.2 million, $0.3 million and $0.6 million, respectively, during the years ended December 31, 2014, 2013 and 2012.  As of December 31, 2014, there were a total of 88,131 equity units with a value of $1.9 million outstanding under the Plans.  The aggregate fair market value of these units at December 31, 2014, based on the closing price of the underlying common shares, was approximately $2.0 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $1.3 million as of December 31, 2014.  Common shares are issued from treasury shares upon distribution of deferred compensation from the Plans.
Profit Sharing
The Company has a deferred profit-sharing plan that covers substantially all Company employees and permits participants to make contributions to the plan on a pre-tax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Company contributions to the plan are made at the discretion of the Company’s board of directors and resulted in a $1.0 million, $0.8 million and $0.6 million expense for the years ended December 31, 2014, 2013 and 2012, respectively.
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
In the normal course of business, our financial services segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within established time frames.  Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  The Company does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers or investors are undesignated derivatives, and accordingly, are marked to fair value through earnings.  Changes in fair value measurements are included in earnings in the accompanying Consolidated Statements of Income.
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
The table below shows the notional amounts of our financial instruments at December 31, 2014 and 2013:

	December 31,
Description of Financial Instrument (in thousands)	2014	2013
Best efforts contracts and related committed IRLCs	$3,072	$2,494
Uncommitted IRLCs	28,028	49,710
FMBSs related to uncommitted IRLCs	41,000	48,000
Best efforts contracts and related mortgage loans held for sale	61,233	63,386
FMBSs related to mortgage loans held for sale	27,000	20,000
Mortgage loans held for sale covered by FMBSs	26,825	19,884
The table below shows the level and measurement of assets and liabilities measured on a recurring basis at December 31, 2014 and 2013:

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$92,794	$—	$92,794	$—
Forward sales of mortgage-backed securities	(182)	—	(182)	—
Interest rate lock commitments	288	—	288	—
Best-efforts contracts	53	—	53	—
Total	$92,953	$—	$92,953	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$81,810	$—	$81,810	$—
Forward sales of mortgage-backed securities	745	—	745	—
Interest rate lock commitments	(319)	—	(319)	—
Best-efforts contracts	479	—	479	—
Total	$82,715	$—	$82,715	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
Description (in thousands)	2014	2013	2012
Mortgage loans held for sale	$3,191	$(2,094)	$(1,494)
Forward sales of mortgage-backed securities	(927)	492	723
Interest rate lock commitments	607	(320)	(357)
Best-efforts contracts	(426)	482	128
Total gain (loss) recognized	$2,445	$(1,440)	$(1,000)

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	December 31, 2014		December 31, 2014
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$182
Interest rate lock commitments	Other assets	288	Other liabilities	—
Best-efforts contracts	Other assets	58	Other liabilities	5
Total fair value measurements		$346		$187

	Asset Derivatives		Liability Derivatives
	December 31, 2013		December 31, 2013
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$745	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	319
Best-efforts contracts	Other assets	479	Other liabilities	—
Total fair value measurements		$1,224		$319
Assets Measured on a Non-Recurring Basis
The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. Our determination of fair value is based on projections and estimates, which are Level 3 measurement inputs. For further explanation on the Company’s policy regarding our assessment of recoverability for assets measured on a non-recurring basis, please see Note 1 to our Consolidated Financial Statements. The tables below show the level and measurement of assets measured on a non-recurring basis for the years ended December 31, 2014 and 2013:

		Year Ended December 31,
Description (in thousands)	Hierarchy	2014	2013 (2)	2012 (2)

Adjusted basis of inventory (1)	Level 3	$3,730	$5,494	$6,658
Total losses		3,457	5,805	3,502

Initial basis of inventory (3)		$7,187	$11,299	$10,160

(1)	The fair values in the table above represent only assets whose carrying values were adjusted in the respective period.

(2)	The carrying values for these assets may have subsequently increased or decreased from the fair value reported due to activities that have occurred since the measurement date.

(3)
This amount is inclusive of our investments in unconsolidated joint ventures. The total loss for these unconsolidated joint ventures was $1.0 million for 2014 and $0.4 million for 2012. There were no losses on our investments in unconsolidated joint ventures in 2013. The fair value of our investments in unconsolidated joint ventures for 2012 was $1.1 million.

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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2014 and 2013. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	December 31, 2014		December 31, 2013
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$22,486	$22,486	$142,627	$142,627
Mortgage loans held for sale	92,794	92,794	81,810	81,810
Split dollar life insurance policies	187	187	171	171
Notes receivable	4,288	3,793	3,151	2,784
Commitments to extend real estate loans	289	289	—	—
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	58	58	479	479
Forward sales of mortgage-backed securities	—	—	745	745
Liabilities:
Notes payable - homebuilding operations	30,000	30,000	—	—
Notes payable - financial services operations	85,379	85,379	80,029	80,029
Notes payable - other	9,518	9,089	7,790	7,452
Convertible senior subordinated notes due 2017	57,500	67,634	57,500	74,391
Convertible senior subordinated notes due 2018	86,250	87,544	86,250	95,845
Senior notes due 2018	228,469	239,488	228,070	248,975
Commitments to extend real estate loans	—	—	319	319
Forward sales of mortgage-backed securities	182	182	—	—
Off-Balance Sheet Financial Instruments:
Letters of credit	—	881	—	413
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2014 and 2013:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, 2017 Convertible Senior Subordinated Notes, 2018 Convertible Senior Subordinated Notes and 2018 Senior Notes. The fair value of these financial instruments was determined based upon market quotes at December 31, 2014 and 2013. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policies and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.
Notes Payable - homebuilding operations. The interest rate available to the Company during the year ended December 31, 2014 fluctuated with the Alternate Base Rate or the Eurodollar Rate for the Company’s $300 million unsecured revolving credit facility dated July 18, 2013, as amended (the “Credit Facility”), and thus the carrying value is a reasonable estimate of fair value. Refer to Note 11 for additional information regarding the Credit Facility.
Notes Payable - financial services operations. M/I Financial is a party to two credit agreements: (1) a $110 million secured mortgage warehousing agreement dated March 29, 2013 and amended on March 28, 2014 (the “MIF Mortgage Warehousing Agreement”) and (2) a $15 million mortgage repurchase agreement dated November 13, 2012 and amended most recently on November 4, 2014 (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to the Company during 2014 fluctuated with LIBOR. Refer to Note 11 for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.

Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
Letters of Credit. Letters of credit of $33.6 million and $25.8 million represent potential commitments at December 31, 2014 and 2013, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.
NOTE 4. Inventory
A summary of the Company’s inventory as of December 31, 2014 and 2013 is as follows:

	December 31,
(In thousands)	2014	2013
Single-family lots, land and land development costs	$463,198	$323,673
Land held for sale	10,647	8,059
Homes under construction	371,119	305,499
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2014 - $7,010; December 31, 2013 - $5,173)	46,780	34,433
Community development district infrastructure	2,571	3,130
Land purchase deposits	23,495	14,365
Consolidated inventory not owned	779	1,775
Total inventory	$918,589	$690,934
Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of December 31, 2014 and 2013, we had 979 homes (with a carrying value of $186.7 million) and 798 homes (with a carrying value of $123.3 million), respectively, included in homes under construction that were not subject to a sales contract.
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
NOTE 5. Transactions with Related Parties
The Company made a contribution of $0.7 million in 2014 to the M/I Homes Foundation, a charitable organization having certain officers and directors of the Company on its Board of Trustees.
The Company had a receivable of $0.2 million at both December 31, 2014 and 2013 due from an executive officer, relating to amounts owed to the Company for split-dollar life insurance policy premiums.  The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer. We also have an outstanding loan to one of our unconsolidated joint ventures for $2.5 million in which we are one of the partners in the joint venture. The receivables are recorded in Other Assets on the Consolidated Balance Sheets.
NOTE 6. Investment in Unconsolidated Joint Ventures
The Company has periodically partnered with other land developers or homebuilders to share in the cost of land investment and development through joint ownership and development agreements, joint ventures, and other similar arrangements. For such joint venture arrangements where a special purpose entity is established to own the property, we have determined that we do not have substantive control over any of these entities; therefore, they are recorded using the equity method of accounting. The Company’s maximum exposure related to its investment in these joint venture arrangements as of December 31, 2014 is the total amount invested of $30.3 million, consisting of $27.8 million which is reported as Investment in Unconsolidated Joint Ventures on our Consolidated Balance Sheets, and a $2.5 million note due to the Company from one of the unconsolidated joint ventures (reported in Other Assets). Included in the Company’s investment in unconsolidated joint ventures at both December 31, 2014 and December 31, 2013 were $0.2 million and $0.8 million of capitalized interest and other costs, respectively.
The Company evaluates its investment in unconsolidated joint ventures for potential impairment on a quarterly basis. If the fair value of the investment (see Notes 1 and 3 of our Consolidated Financial Statements) is less than the investment’s carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.
Summarized condensed combined financial information for the unconsolidated joint ventures that are included in the homebuilding segments as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 is as follows:
Summarized Condensed Combined Balance Sheets:

	December 31,
(In thousands)	2014	2013
Assets:
Single-family lots, land and land development costs (a) (b)	$49,987	$73,069
Other assets	2,917	2,972
Total assets	$52,904	$76,041
Liabilities and partners’ equity:
Liabilities:
Notes payable	$12,153	$8,022
Other liabilities	2,887	4,041
Total liabilities	15,040	12,063
Partners’ equity:
Company’s equity (a) (b)	$18,728	$32,103
Other equity	19,136	31,875
Total partners’ equity	$37,864	$63,978
Total liabilities and partners’ equity	$52,904	$76,041

(a)	For the years ended December 31, 2014 and 2013, impairment expenses and other miscellaneous adjustments totaling $6.0 million and $10.4 million, respectively, were excluded from the table above.

(b)
For the years ended December 31, 2014 and 2013, the table above excludes the Company’s investment in joint development arrangements for which a special purpose entity was not established, totaling $15.0 million and $13.5 million, respectively.

Summarized Condensed Combined Statements of Operations:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Revenue	$2,424	$2,909	$—
Costs and expenses	1,147	1,763	15
Income (loss)	$1,277	$1,146	$(15)
The Company’s total equity in the income (loss) relating to the above homebuilding unconsolidated joint ventures was $0.3 million for 2014 and 2013 and less than ($0.1 million) for 2012, respectively.

NOTE 7. Guarantees and Indemnifications
Warranty
Our warranty reserve amounts are based upon historical experience and geographic location. Our warranty reserves are included in Other Liabilities in the Company’s Consolidated Balance Sheets.  A summary of warranty activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Warranty reserves, beginning of period	$12,291	$10,438	$9,025
Warranty expense on homes delivered during the period	7,311	7,023	5,853
Changes in estimates for pre-existing warranties	5,223	2,394	1,690
Settlements made during the period	(12,154)	(7,564)	(6,130)
Warranty reserves, end of period	$12,671	$12,291	$10,438
Guarantees
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $33.4 million and $5.2 million were covered under the above guarantees as of December 31, 2014 and 2013, respectively. The increase in loans covered by these guarantees from December 31, 2013 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at December 31, 2014, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. M/I Financial did not repurchase any loans under the above agreements during 2014. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $9.1 million and $8.2 million at December 31, 2014 and 2013, respectively.  The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of December 31, 2014 and 2013, the total of all loans indemnified to third party insurers relating to the above agreements was $2.0 million and $1.5 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company has recorded a liability relating to the guarantees described above totaling $2.9 million and $3.1 million at December 31, 2014 and 2013, respectively, which is management’s best estimate of the Company’s liability.
At December 31, 2014, the Company had outstanding $230.0 million aggregate principal amount of 8.625% Senior Notes due 2018 (the “2018 Senior Notes”), $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) and $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”). The Company’s obligations under the 2018 Senior Notes and the Credit Facility are guaranteed jointly and severally on a senior unsecured basis by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 16), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the Indenture for the 2018 Senior Notes. The Company’s obligations under the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are guaranteed jointly and severally on a senior subordinated unsecured basis by the same subsidiaries of the Company that are guarantors for the 2018 Senior Notes and the Credit Facility (the “Guarantor Subsidiaries”). Refer to Note 11 for a description of the guarantees of the Credit Facility.
NOTE 8. Commitments and Contingencies
At December 31, 2014, the Company had outstanding approximately $121.9 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2019. Included in this total are: (1) $74.0 million of performance and maintenance bonds and $21.4 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $12.2 million of financial letters of credit, of which $6.1 million represent deposits on land and lot purchase agreements; and (3) $14.3 million of financial bonds.
At December 31, 2014, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $452.7 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
The Company and certain of its subsidiaries have been named as defendants in certain claims, complaints and legal actions that are incidental to our business. Certain of the liabilities resulting from these other matters are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such matters are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters. However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which the matters are resolved. At December 31, 2014 and 2013, we had $0.2 million and $0.3 million reserved for legal expenses, respectively.
NOTE 9. Lease Commitments
Operating Leases  The Company leases various office facilities, automobiles, model furnishings, and model homes under operating leases with remaining terms of one to nine years.  The Company sells model homes to investors with the express purpose of leasing the homes back as sales models for a specified period of time.  The Company records the sale of the home at the time of the home delivery, and defers profit on the sale, which is subsequently recognized over the lease term.
At December 31, 2014, the future minimum rental commitments totaled $13.1 million under non-cancelable operating leases with initial terms in excess of one year as follows:  2015 - $3.7 million; 2016 - $3.0 million; 2017 - $2.9 million; 2018 - $1.8 million; 2019 - $0.7 million; and $1.0 million thereafter.  The Company’s total rental expense was $4.7 million, $3.7 million, and $4.1 million for 2014, 2013 and 2012, respectively.
NOTE 10. Community Development District Infrastructure and Related Obligations
A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (“Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to such CDD bond obligations issued and outstanding as of December 31, 2014:

Issue Date	Maturity Date	Interest Rate	Principal Amount as of December 31, 2014 (in thousands)	Principal Amount as of December 31, 2013 (in thousands)
7/15/2004	12/1/2022	6.00%	$2,922	$3,200
7/15/2004	12/1/2036	6.25%	10,060	10,060
7/22/2014	11/1/2045	5.28%	1,805	—
Total CDD bond obligations issued and outstanding			$14,787	$13,260
The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company recorded a $2.6 million and $3.1 million liability related to these CDD bond obligations as of December 31, 2014 and December 31, 2013, respectively, along with the related inventory infrastructure.

NOTE 11. Debt
Notes Payable - Homebuilding
The Credit Facility, dated July 18, 2013 and amended on October 20, 2014, provides for an aggregate commitment amount of $300 million, including a $125 million sub-facility for letters of credit. In addition, the Credit Facility has an accordion feature under which the Company may increase the aggregate commitment amount up to $400 million, subject to certain conditions, including obtaining additional commitments from existing or new lenders. The Credit Facility matures on October 20, 2018. Interest on amounts borrowed under the Credit Facility is payable at either the Alternate Base Rate plus an initial margin of 150 basis points, or at the Eurodollar Rate plus a margin of 250 basis points, in each case subject to adjustment based on the Company's leverage ratio.
Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $363.8 million (which amount is subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum liquidity amount. In addition, the Credit Facility contains covenants that limit the amount of the Company's unsold owned land not to exceed 125% of the sum of tangible net worth and subordinated debt, secured indebtedness not to exceed $30.0 million, and number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures. At December 31, 2014, the Company was in compliance with all financial covenants of the Credit Facility.
At December 31, 2014, borrowing availability under the Credit Facility in accordance with the borrowing base calculation was $380.2 million, so the full amount of the $300 million facility was available, and there were $30.0 million of borrowings outstanding and $27.2 million of letters of credit outstanding, leaving net remaining borrowing availability of $242.8 million as of December 31, 2014. The guarantors of the Credit Facility are the same subsidiaries that guarantee the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes.
The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”), with maturity dates ranging from June 1, 2015 to September 30, 2015. The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $5.0 million to $10.0 million, for a combined letter of credit capacity of $20.0 million, of which $3.8 million was uncommitted at December 31, 2014 and could be withdrawn at any time. At December 31, 2014 and December 31, 2013, there was $6.5 million and $13.4 million of outstanding letters of credit in aggregate under the Company’s three Letter of Credit Facilities, respectively, which were collateralized with $6.6 million and $13.7 million of the Company’s cash, respectively.
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement, dated March 29, 2013 and amended in March 2014, is used to finance eligible residential mortgage loans originated by M/I Financial and provides a maximum borrowing availability of $110 million and an accordion feature which allows for an increase of the maximum borrowing availability of up to an additional $20 million (subject to certain conditions, including obtaining additional commitments from existing or new lenders). The MIF Mortgage Warehousing Agreement has an expiration date of March 27, 2015. The maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines is $150 million. Effective with the quarter ending September 30, 2014, the minimum required tangible net worth requirement applicable to M/I Financial increased from $10.0 million to $11.0 million and the minimum required liquidity requirement applicable to M/I Financial increased from $5.0 million to $5.5 million. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 275 basis points and (2) 3.0%.
As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Warehousing Agreement was set at approximately one year and is under consideration for extension annually by the participating lenders. We expect to extend the MIF Mortgage Warehousing Agreement on or prior to the current expiration date of March 27, 2015, but we cannot provide any assurance that we will be able to obtain such an extension.
The MIF Mortgage Repurchase Facility, dated November 2012 and amended on November 4, 2014, is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility with a maximum borrowing availability of $15 million and an expiration date of November 3, 2015. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 275 or 300 basis points depending on the loan type.

At December 31, 2014, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $125.0 million, an increase from 115.0 million at December 31, 2013. At December 31, 2014 and December 31, 2013, M/I Financial had $85.4 million and $80.0 million outstanding on a combined basis under its credit facilities, respectively, and was in compliance with all financial covenants of those agreements for both periods.
Convertible Senior Subordinated Notes
In March 2013, the Company issued $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes bear interest at a rate of 3.0% per year, payable semiannually in arrears on March 1 and September 1 of each year. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2018 Convertible Senior Subordinated Notes into the Company’s common shares. The conversion rate initially equals 30.9478 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2018 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company’s 2018 Senior Notes and 2017 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors, are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2018 Convertible Senior Subordinated Notes provides that the Company may not redeem the 2018 Convertible Senior Subordinated Notes prior to March 6, 2016, but also contains provisions requiring the Company to repurchase the notes (subject to certain exceptions), at a holder’s option, upon the occurrence of a fundamental change (as defined in the indenture).
On or after March 6, 2016, the Company may redeem for cash any or all of the 2018 Convertible Senior Subordinated Notes (except for any 2018 Convertible Senior Subordinated Notes that the Company is required to repurchase in connection with a fundamental change), but only if the last reported sale price of the Company’s common shares exceeds 130% of the applicable conversion price for the notes on each of at least 20 applicable trading days. The 20 trading days do not need to be consecutive, but must occur during a period of 30 consecutive trading days that ends within 10 trading days immediately prior to the date the Company provides the notice of redemption. The redemption price for the 2018 Convertible Senior Subordinated Notes to be redeemed will equal 100% of the principal amount, plus accrued and unpaid interest, if any.
In September 2012, the Company issued $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes bear interest at a rate of 3.25% per year, payable semiannually in arrears on March 15 and September 15 of each year. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Convertible Senior Subordinated Notes into the Company’s common shares. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share, which equates to approximately 2.4 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2017 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company’s 2018 Senior Notes and 2018 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors, are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2017 Convertible Senior Subordinated Notes provides that we may not redeem the notes prior to their stated maturity date, but also contains provisions requiring the Company to repurchase the 2017 Convertible Senior Subordinated Notes (subject to certain exceptions), at a holder’s option, upon the occurrence of a fundamental change (as defined in the indenture).
Senior Notes
As of both December 31, 2014 and December 31, 2013, we had $230.0 million of our 2018 Senior Notes outstanding. The 2018 Senior Notes bear interest at a rate of 8.625% per year, payable semiannually in arrears on May 15 and November 15 of each year, and mature on November 15, 2018. The 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.  The 2018 Senior Notes are effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness.

The 2018 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture for the 2018 Senior Notes. As of December 31, 2014, the guarantors for the 2018 Senior Notes are the same subsidiaries that guarantee the Credit Facility, the 2017 Convertible Senior Subordinated Notes, and the 2018 Convertible Senior Subordinated Notes.
The Company may redeem all or any portion of the 2018 Senior Notes at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price is currently 104.313% of the principal amount outstanding, but will decline to 102.156% of the principal amount outstanding if redeemed during the 12-month period beginning on November 15, 2015, and will further decline to 100.000% of the principal amount outstanding if redeemed on or after November 15, 2016, but prior to maturity.
The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $40.0 million (1) plus 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) since October 1, 2010, excluding the income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from the sale of qualified equity interests, plus other items and subject to other exceptions. The restricted payments basket was $148.6 million and $132.7 million at December 31, 2014 and December 31, 2013, respectively. We are permitted to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of the positive balance in our restricted payments basket. The determination to pay future dividends on, or make future repurchases of, our common shares or Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Consolidated Balance Sheets, totaling $9.5 million and $7.8 million as of December 31, 2014 and 2013, respectively.  The balance consists primarily of a mortgage note payable with a $4.3 million principal balance outstanding at December 31, 2014 (and $4.8 million outstanding at December 31, 2013), which is secured by an office building, matures in 2017 and carries an interest rate of 8.1%. The remaining balance is made up of other notes payable acquired through normal course of business. These other borrowings are included in the debt maturities schedule below.
Maturities over the next five years with respect to the Company’s debt as of December 31, 2014 are as follows:

Year Ending December 31,	Debt Maturities (In thousands)
2015	$87,986
2016	1,678
2017	61,368
2018	346,728
2019	364
Thereafter	523
Total	$498,647

NOTE 12. Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a Series A Preferred Share, or 4,000 Series A Preferred Shares in the aggregate.  On April 10, 2013, the Company redeemed 2,000 of its Series A Preferred Shares for $50.4 million in cash. The aggregate liquidation value of the remaining 2,000 Preferred Shares is $50 million.  The Company paid $4.9 million and $3.7 million of dividends in 2014 and 2013, respectively, on the Series A Preferred Shares. Please see Note 11 for additional information related to the restrictions on our ability to pay dividends on and repurchase our Series A Preferred Shares.

NOTE 13. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the year ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
NUMERATOR
Net income	$50,789	$151,423	$13,347
Preferred stock dividends	(4,875)	(3,656)	—
Excess of fair value over book value of preferred shares redeemed	—	(2,190)	—
Net income available to common shareholders	45,914	145,577	13,347
Interest on 3.25% convertible senior subordinated notes due 2017	1,504	2,443	—
Interest on 3.00% convertible senior subordinated notes due 2018	2,030	2,675	—
Diluted income available to common shareholders	49,448	150,695	13,347
DENOMINATOR
Basic weighted average shares outstanding	24,463	23,822	19,651
Effect of dilutive securities:
Stock option awards	222	237	92
Deferred compensation awards	142	123	148
3.25% convertible senior subordinated notes due 2017	2,416	2,416	—
3.00% convertible senior subordinated notes due 2018	2,669	2,165	—
Diluted weighted average shares outstanding - adjusted for assumed conversions	29,912	28,763	19,891
Earnings per common share
Basic	$1.88	$6.11	$0.68
Diluted	$1.65	$5.24	$0.67
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	1,250	963	1,538
The Company declared and paid a quarterly cash dividend of $609.375 per share on its 2,000 outstanding Series A Preferred Shares in each quarter of 2014 and during the second, third and fourth quarters of 2013 for an aggregate dividend payment of $4.9 million and $3.7 million for the year ended December 31, 2014 and 2013, respectively.
For the year ended December 31, 2014 and 2013, the effect of convertible debt was included in the diluted earnings per share calculations. For the year ended December 31, 2012, the effect of convertible debt was not included in the diluted earnings per share calculation as it would have been anti-dilutive.
NOTE 14. Income Taxes
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
In accordance with ASC 740-10, Income Taxes (“ASC 740”), we evaluate our deferred tax assets, including the benefit from net operating losses (“NOLs”) and tax credit carryforwards, to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment gives appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Based upon a review of all available evidence, we recorded a full valuation allowance against our deferred tax assets during 2008 due to economic conditions and the weight of negative evidence at the time.
However, during 2013, the Company, giving the same consideration to positive and negative evidence described above, concluded that it was more likely than not that the majority of its deferred tax assets would be utilized. As a result of such determination, the Company reversed the majority of the valuation allowance against its deferred tax assets during the year ended December 31, 2013, and the remaining $9.3 million valuation allowance during the first two quarters of 2014.

At December 31, 2014, the Company’s total deferred tax assets were $96.0 million which is offset by $1.6 million of total deferred tax liabilities for a $94.4 million net deferred tax asset which is reported on the Company’s Consolidated Balance Sheets.
The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2014	2013
Deferred tax assets:
Warranty, insurance and other accruals	$13,155	$12,003
Inventory	11,049	16,657
State taxes	175	106
Net operating loss carryforward	69,946	91,659
Deferred charges	1,711	897
Total deferred tax assets	$96,036	$121,322
Less valuation allowance	$—	$(9,291)
Total deferred tax assets, net of valuation allowance	$96,036	$112,031

Deferred tax liabilities:
Depreciation	$1,191	$774
Prepaid expenses	433	346
Total deferred tax liabilities	$1,624	$1,120

Net deferred tax asset, net of valuation allowance	$94,412	$110,911
The provision (benefit) from income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Current:
Federal	$1,766	$2	$208
State	681	821	(796)
	$2,447	$823	$(588)

	Year Ended December 31,
(In thousands)	2014	2013	2012
Deferred:
Federal	$22,141	$(102,830)	$—
State	(5,641)	(8,081)	—
	$16,500	$(110,911)	$—
Total	$18,947	$(110,088)	$(588)
For 2014, 2013 and 2012, the Company’s effective tax rate was 27.17%, (266.33)%, and (4.61)%, respectively. Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated benefit from income taxes are as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Federal taxes at statutory rate	$24,407	$14,467	$4,466
State and local taxes – net of federal tax benefit	2,199	534	829
Change in unrecognized tax benefit	—	—	(1,346)
Change in valuation allowance	(9,291)	(126,458)	(5,076)
Change in state NOL deferred asset – net of federal tax benefit	1,780	853	(312)
Other	(148)	516	851
Total	$18,947	$(110,088)	$(588)

The Company files income tax returns in the U.S. federal jurisdiction, and various states.  The Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2010.  The Company is audited from time to time, and if any adjustments are made, they would be either immaterial or reserved.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  At December 31, 2014, 2013 and 2012, we had no unrecognized tax benefits due to the lapse of the statue of limitations and completion of audits in prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change.
At December 31, 2014, the Company had federal NOL carryforwards of approximately $51.3 million and federal credit carryforwards of $6.9 million. Our federal NOL carryforwards may be carried forward up to 18 years to offset future taxable income with the federal carryforward benefits beginning to expire in 2028. The Company had $11.8 million of state NOL carryforwards at December 31, 2014. Our state NOLs may be carried forward from one to 18 years, depending on the tax jurisdiction, with $5.3 million expiring between 2015 and 2027 and $6.5 million expiring between 2028 and 2032, absent sufficient state taxable income.
On February 1, 2014, M/I Financial Corp. was converted from a wholly-owned Ohio C corporation to a wholly-owned Ohio limited liability company, and its name was changed to M/I Financial, LLC.
On December 19, 2014, the President signed The Tax Increase Prevention Act of 2014 which retroactively extends for one year the bulk of the temporary tax deductions, credits, and incentives that expired at the end of 2013. Among other things, the Act extended to 2014 the business tax credit under IRC §45L for building new energy efficient homes and bonus depreciation. Under ASC 740, the effects of a change in tax law are recognized as of the enactment date. In accordance with this guidance, we recorded a tax benefit of approximately $0.2 million in 2014 related to the extension of the IRC §45L tax credit for qualifying new energy efficient homes that we sold in 2014.
NOTE 15. Business Segments
The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 13 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have identified each homebuilding division as an operating segment and have determined our reportable segments as follows: Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have been aggregated because they share similar aggregation characteristics as prescribed in ASC 280 in the following regards: (1) long-term economic characteristics; (2) historical and expected future long-term gross margin percentages; (3) housing products, production processes and methods of distribution; and (4) geographical proximity.
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana	Houston, Texas	Raleigh, North Carolina
Chicago, Illinois	San Antonio, Texas
Austin, Texas
Dallas/Fort Worth, Texas

The following table shows, by segment, revenue, operating income and interest expense for 2014, 2013 and 2012, as well as the Company’s income before income taxes for such periods:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Revenue:
Midwest homebuilding	$426,090	$336,242	$281,959
Southern homebuilding	420,901	324,436	189,714
Mid-Atlantic homebuilding	338,067	347,565	266,976
Financial services (a)	30,122	28,539	23,256
Total revenue	$1,215,180	$1,036,782	$761,905

Operating income:
Midwest homebuilding	$37,484	$21,469	$11,443
Southern homebuilding	34,341	23,653	14,530
Mid-Atlantic homebuilding	27,502	27,297	15,130
Financial services (a)	15,616	15,798	12,436
Less: Corporate selling, general and administrative expenses	(32,189)	(29,524)	(24,709)
Total operating income (b)	$82,754	$58,693	$28,830

Interest expense:
Midwest homebuilding	$3,001	$4,923	$5,502
Southern homebuilding	5,445	6,142	3,742
Mid-Atlantic homebuilding	3,480	3,491	5,406
Financial services (a)	1,439	1,382	1,421
Total interest expense	$13,365	$15,938	$16,071

Equity in income of unconsolidated joint ventures	$(347)	$(306)	$—
Loss on early extinguishment of debt	—	1,726	—

Income before income taxes	$69,736	$41,335	$12,759

Depreciation and amortization:
Midwest homebuilding	$1,277	$1,063	$2,834
Southern homebuilding	1,584	1,230	968
Mid-Atlantic homebuilding	970	995	975
Financial services	201	138	140
Corporate	4,264	4,885	4,825
Total depreciation and amortization	$8,296	$8,311	$9,742

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage re-financing.

(b)
For the year ended December 31, 2014, 2013 and 2012, total operating income was reduced by $3.5 million, $5.8 million and $3.8 million, respectively, related to impairment charges taken during the period.

The following tables show total assets by segment at December 31, 2014 and 2013:

	December 31, 2014
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,573	$14,752	$4,170	$—	$23,495
Inventory (a)	303,037	331,938	260,119	—	895,094
Investments in unconsolidated joint ventures	1,764	26,005	—	—	27,769
Other assets	7,933	16,829	7,536	232,754	265,052
Total assets	$317,307	$389,524	$271,825	$232,754	$1,211,410

	December 31, 2013
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$2,003	$7,107	$5,255	$—	$14,365
Inventory (a)	248,218	236,505	191,847	—	676,570
Investments in unconsolidated joint ventures	5,331	29,935	—	—	35,266
Other assets	10,571	982	11,050	361,372	383,975
Total assets	$266,123	$274,529	$208,152	$361,372	$1,110,176

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

NOTE 16. Supplemental Guarantor Information
The Company’s obligations under the 2018 Senior Notes, 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are not guaranteed by all of the Company’s subsidiaries and therefore, the Company has disclosed condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The subsidiary guarantors of the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are the same.
The following condensed consolidating financial information includes balance sheets, statements of income and cash flow information for M/I Homes, Inc. (the parent company and the issuer of the aforementioned guaranteed notes), the Guarantor Subsidiaries, collectively, and for all other subsidiaries and joint ventures of the Company (the “Unrestricted Subsidiaries”), collectively. Each Guarantor Subsidiary is a direct or indirect 100%-owned subsidiary of M/I Homes, Inc. and has fully and unconditionally guaranteed the (a) 2018 Senior Notes, on a joint and several senior unsecured basis, (b) the 2017 Convertible Senior Subordinated Notes on a joint and several senior subordinated unsecured basis and (c) the 2018 Convertible Senior Subordinated Notes on a joint and several senior subordinated unsecured basis.
There are no significant restrictions on the parent company’s ability to obtain funds from its Guarantor Subsidiaries in the form of a dividend, loan, or other means.
As of December 31, 2014, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the Indenture for the 2018 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,185,058	$30,122	$—	$1,215,180
Costs and expenses:
Land and housing	—	958,991	—	—	958,991
Impairment of inventory and investment in unconsolidated joint ventures	—	3,457	—	—	3,457
General and administrative	—	73,747	15,083	—	88,830
Selling	—	81,148	—	—	81,148
Equity in income of unconsolidated joint ventures	—	—	(347)	—	(347)
Interest	—	11,926	1,439	—	13,365
Total costs and expenses	—	1,129,269	16,175	—	1,145,444

Income before income taxes	—	55,789	13,947	—	69,736

Provision for income taxes	—	14,341	4,606	—	18,947

Equity in subsidiaries	50,789	—	—	(50,789)	—

Net income	50,789	41,448	9,341	(50,789)	50,789

Preferred dividends	4,875	—	—	—	4,875

Net income to common shareholders	$45,914	$41,448	$9,341	$(50,789)	$45,914

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,008,243	$28,539	$—	$1,036,782
Costs and expenses:
Land and housing	—	824,508	—	—	824,508
Impairment of inventory and investment in unconsolidated joint ventures	—	5,805	—	—	5,805
General and administrative	—	66,249	13,245	—	79,494
Selling	—	68,209	73	—	68,282
Equity in income of unconsolidated joint ventures	—	—	(306)	—	(306)
Interest	—	14,556	1,382	—	15,938
Loss on early extinguishment of debt	—	1,726	—	—	1,726
Total costs and expenses	—	981,053	14,394	—	995,447

Income before income taxes	—	27,190	14,145	—	41,335

(Benefit) provision for income taxes	—	(114,866)	4,778	—	(110,088)

Equity in subsidiaries	151,423	—	—	(151,423)	—

Net income	151,423	142,056	9,367	(151,423)	151,423

Preferred dividends	3,656	—	—	—	3,656
Excess of fair value over book value of preferred shares redeemed	2,190	—	—	—	2,190

Net income to common shareholders	$145,577	$142,056	$9,367	$(151,423)	$145,577

	Year Ended December 31, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$738,649	$23,256	$—	$761,905
Costs and expenses:
Land and housing	—	610,540	—	—	610,540
Impairment of inventory and investment in unconsolidated joint ventures	—	3,502	—	—	3,502
General and administrative	—	51,307	11,320	—	62,627
Selling	—	56,396	10	—	56,406
Interest	—	14,650	1,421	—	16,071
Total costs and expenses	—	736,395	12,751	—	749,146

Income before income taxes	—	2,254	10,505	—	12,759

(Benefit) provision for income taxes	—	(4,157)	3,569	—	(588)

Equity in subsidiaries	13,347	—	—	(13,347)	—

Net income	$13,347	$6,411	$6,936	$(13,347)	$13,347

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$3,872	$11,663	$—	$15,535
Restricted cash	—	6,951	—	—	6,951
Mortgage loans held for sale	—	—	92,794	—	92,794
Inventory	—	918,589	—	—	918,589
Property and equipment - net	—	11,189	301	—	11,490
Investment in unconsolidated joint ventures	—	15,033	12,736	—	27,769
Investment in subsidiaries	576,468	—	—	(576,468)	—
Deferred income taxes, net of valuation allowances	—	94,088	324	—	94,412
Intercompany assets	330,786	—	—	(330,786)	—
Other assets	9,260	24,378	10,232	—	43,870
TOTAL ASSETS	$916,514	$1,074,100	$128,050	$(907,254)	$1,211,410

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$74,344	$994	$—	$75,338
Customer deposits	—	11,759	—	—	11,759
Intercompany liabilities	—	314,946	15,840	(330,786)	—
Other liabilities	—	74,413	5,310	—	79,723
Community development district obligations	—	2,571	—	—	2,571
Obligation for consolidated inventory not owned	—	608	—	—	608
Notes payable bank - homebuilding operations	—	30,000	—	—	30,000
Notes payable bank - financial services operations	—	—	85,379	—	85,379
Notes payable - other	—	9,518	—	—	9,518
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Senior notes	228,469	—	—	—	228,469
TOTAL LIABILITIES	372,219	518,159	107,523	(330,786)	667,115

Shareholders’ equity	544,295	555,941	20,527	(576,468)	544,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$916,514	$1,074,100	$128,050	$(907,254)	$1,211,410

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$113,407	$15,318	$—	$128,725
Restricted cash	—	13,902	—	—	13,902
Mortgage loans held for sale	—	—	81,810	—	81,810
Inventory	—	690,934	—	—	690,934
Property and equipment - net	—	10,267	269	—	10,536
Investment in unconsolidated joint ventures	—	13,525	21,741	—	35,266
Investment in subsidiaries	535,879	—	—	(535,879)	—
Deferred income taxes, net of valuation allowances	—	109,763	1,148	—	110,911
Intercompany assets	318,852	—	—	(318,852)	—
Other assets	9,892	17,180	11,020	—	38,092
TOTAL ASSETS	$864,623	$968,978	$131,306	$(854,731)	$1,110,176

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$69,887	$339	$—	$70,226
Customer deposits	—	11,262	—	—	11,262
Intercompany liabilities	—	296,229	22,623	(318,852)	—
Other liabilities	—	64,413	6,928	—	71,341
Community development district obligations	—	3,130	—	—	3,130
Obligation for consolidated inventory not owned	—	1,775	—	—	1,775
Notes payable bank - financial services operations	—	—	80,029	—	80,029
Notes payable - other	—	7,790	—	—	7,790
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Senior notes	228,070	—	—	—	228,070
TOTAL LIABILITIES	371,820	454,486	109,919	(318,852)	617,373

Shareholders’ equity	492,803	514,492	21,387	(535,879)	492,803

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$864,623	$968,978	$131,306	$(854,731)	$1,110,176

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$10,200	$(143,672)	$10,997	$(10,200)	$(132,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	7,122	—	—	7,122
Purchase of property and equipment	—	(2,793)	(153)	—	(2,946)
Sale of mortgage servicing rights	—	—	2,135	—	2,135
Intercompany investing	(7,269)	—	—	7,269	—
Investments in and advances to unconsolidated joint ventures	—	(14,435)	(5,980)	—	(20,415)
Return of capital from unconsolidated joint ventures	—	275	1,248	—	1,523
Net cash (used in) provided by investing activities	(7,269)	(9,831)	(2,750)	7,269	(12,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	192,600	—	—	192,600
Principal repayments of bank borrowings - homebuilding operations	—	(162,600)	—	—	(162,600)
Net proceeds from bank borrowings - financial services operations	—	—	5,350	—	5,350
Principal proceeds from notes payable - other and CDD bond obligations	—	1,728	—	—	1,728
Dividends paid	(4,875)	—	(10,200)	10,200	(4,875)
Intercompany financing	—	14,244	(6,975)	(7,269)	—
Debt issue costs	—	(2,004)	(77)	—	(2,081)
Proceeds from exercise of stock options	1,944	—	—	—	1,944
Net cash (used in) provided by financing activities	(2,931)	43,968	(11,902)	2,931	32,066

Net decrease in cash and cash equivalents	—	(109,535)	(3,655)	—	(113,190)
Cash and cash equivalents balance at beginning of period	—	113,407	15,318	—	128,725
Cash and cash equivalents balance at end of period	$—	$3,872	$11,663	$—	$15,535

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$7,100	$(72,633)	$(1,341)	$(7,100)	$(73,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	(5,185)	—	—	(5,185)
Purchase of property and equipment	—	(2,146)	(236)	—	(2,382)
Investments in and advances to unconsolidated joint ventures	—	(13,525)	(15,984)	—	(29,509)
Return of capital from unconsolidated joint ventures	—	—	1,522	—	1,522
Net cash (used in) provided by investing activities	—	(20,856)	(14,698)	—	(35,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Proceeds from issuance of common shares	54,617	—	—	—	54,617
Redemption of preferred shares	(50,352)	—	—	—	(50,352)
Net proceeds from bank borrowings - financial services operations	—	—	12,072	—	12,072
Principal repayments of notes payable - other and CDD bond obligations	—	(3,315)	—	—	(3,315)
Dividends paid	(3,656)	—	(7,100)	7,100	(3,656)
Intercompany financing	(96,599)	89,279	7,320	—	—
Debt issue costs	—	(5,402)	(99)	—	(5,501)
Proceeds from exercise of stock options	2,640	—	—	—	2,640
Net cash (used in) provided by financing activities	(7,100)	80,562	12,193	7,100	92,755

Net decrease in cash and cash equivalents	—	(12,927)	(3,846)	—	(16,773)
Cash and cash equivalents balance at beginning of period	—	126,334	19,164	—	145,498
Cash and cash equivalents balance at end of period	$—	$113,407	$15,318	$—	$128,725

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$3,500	$(35,770)	$(11,225)	$(3,500)	$(46,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	32,779	—	—	32,779
Purchase of property and equipment	—	(854)	(79)	—	(933)
Acquisition, net of cash acquired	—	(4,707)	—	—	(4,707)
Investments in and advances to unconsolidated joint ventures	—	—	(1,817)	—	(1,817)
Net cash provided by (used in) investing activities	—	27,218	(1,896)	—	25,322

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes	(41,443)	—	—	—	(41,443)
Proceeds from issuance of senior notes	29,700	—	—	—	29,700
Proceeds from issuance of convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Proceeds from issuance of common shares	42,085	—	—	—	42,085
Net proceeds from bank borrowings - financial services operations	—	—	15,351	—	15,351
Principal proceeds from note payable - other and CDD bond obligations	—	5,304	—	—	5,304
Dividends paid	—	—	(3,500)	3,500	—
Intercompany financing	(96,104)	91,856	4,248	—	—
Debt issue costs	—	(5,813)	(68)	—	(5,881)
Proceeds from exercise of stock options	4,762	—	—	—	4,762
Net cash (used in) provided by financing activities	(3,500)	91,347	16,031	3,500	107,378

Net increase in cash and cash equivalents	—	82,795	2,910	—	85,705
Cash and cash equivalents balance at beginning of period	—	43,539	16,254	—	59,793
Cash and cash equivalents balance at end of period	$—	$126,334	$19,164	$—	$145,498

NOTE 17. Supplementary Financial Data
The following tables set forth our selected consolidated financial and operating data for the quarterly periods indicated.

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014

(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$367,964	$330,767	$281,608	$234,841
Gross margin	$73,759	$68,509	$59,587	$50,877
Net income to common shareholders	$9,767	$12,399	$12,335	$11,413
Earnings per common share:
Basic	$0.40	$0.51	$0.50	$0.47
Diluted	$0.36	$0.44	$0.44	$0.41
Weighted average common shares outstanding:
Basic	24,489	24,474	24,470	24,417
Diluted	29,944	29,921	29,913	29,870

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$336,307	$275,195	$234,553	$190,727
Gross margin	$67,030	$54,909	$46,216	$38,314
Net income to common shareholders	$13,043	$124,092	$6,045	$2,397
Earnings per common share:
Basic	$0.54	$5.09	$0.25	$0.11
Diluted	$0.48	$4.22	$0.25	$0.11
Weighted average common shares outstanding:
Basic	24,358	24,358	24,271	22,273
Diluted	29,783	29,745	24,646	22,688

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed by the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, as required by Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
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
The Company’s management, with the participation of the principal executive officer and the principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal

Control – Integrated Framework (2013).  Based on this assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 88 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of M/I Homes, Inc.
Columbus, Ohio
We have audited the internal control over financial reporting of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 27, 2015

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2015 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2014 with respect to the common shares issuable under the Company's equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	2,181,617	$24.47	1,221,125
Equity compensation plans not approved by shareholders (2)	88,131	—	—
Total	2,269,748	$24.47	1,221,125

(1)
Consists of the 2009 LTIP (1,388,690 outstanding stock options, 47,000 outstanding stock units and 102,139 PSU’s (assuming the maximum number of PSU’s will be earned), the 1993 Plan (627,678 outstanding stock options), which plan expired in April 2009, and the Company's 2006 Director Plan (16,110 outstanding stock units), which plan was terminated in May 2009.  The weighted average exercise price relates to the stock options granted under the 2009 LTIP and the 1993 Plan.  The stock units granted under the 2009 LTIP and the 2006 Director Plan are “full value awards” that were issued at an average unit price of $18.81 and $28.15, respectively, and will be settled at a future date in Common Shares on a one-for-one basis without the payment of any exercise price.  The weighted-average exercise price does not take the PSU’s into account. As of December 31, 2014, the aggregate number of Common Shares with respect to which awards may be granted under the 2009 LTIP was 2,600,000 shares plus any shares subject to outstanding awards under the 1993 Plan as of May 5, 2009 that on or after May 5, 2009 cease for any reason to be subject to such awards other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares (444,384 shares at December 31, 2014).

(2)
Consists of the Director Deferred Compensation Plan and the Executives' Deferred Compensation Plan.  At December 31, 2014, the average unit price of the outstanding “phantom stock” units granted under these plans was $22.07.  Pursuant to these plans, our directors and eligible employees may defer the payment of all or a portion of their director fees and annual cash bonuses, respectively, and the deferred amount is converted into that number of whole phantom stock units determined by dividing the deferred amount by the closing price of our Common Shares on the NYSE on the date of such conversion (which is the same date the fees or bonus is paid) without any discount on the Common Share price or premium applied to the deferred amount. The phantom stock units are settled at a future date in Common Shares on a one-for-one basis. Neither the Director Deferred Compensation Plan nor the Executives' Deferred Compensation Plan provides for a specified limit on the number of Common Shares which may be attributable to participants' accounts relating to phantom stock units and issued under the terms of these plans.

The remaining information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2015 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2015 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2015 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.
(1) The following financial statements are contained in Item 8:
Page in this report

Financial Statements

Report of Independent Registered Public Accounting Firm	48
Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012	49
Consolidated Balance Sheets as of December 31, 2014 and 2013	50
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012	51
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	52
Notes to Consolidated Financial Statements	53

(2) Financial Statement Schedules:

None required.

(3) Exhibits:

The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

Exhibit Number	Description

3.1
Amended and Restated Articles of Incorporation of M/I Homes, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-12434).

3.2
Amended and Restated Regulations of M/I Homes, Inc., incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-12434).

3.3
Amendment to Article I(f) of the Amended and Restated Regulations of M/I Homes, Inc., incorporated herein by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-12434).

3.4
Amendment to Article II(f) of the Amended and Restated Regulations of M/I Homes, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 13, 2009.

4.1
Specimen certificate representing M/I Homes, Inc.’s common shares, par value $.01 per share, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, Commission File No. 33-68564.

4.2
Specimen certificate representing M/I Homes, Inc.’s 9.75% Series A Preferred Shares, par value $.01 per share, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 15, 2007.

4.3
Indenture, dated as of November 12, 2010, by and among M/I Homes, Inc., the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 8.625% Senior Notes due 2018, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010.

4.4
Registration Rights Agreement, dated as of November 12, 2010, by and among M/I Homes, Inc., the guarantors named therein and the initial purchasers named therein, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 12, 2010.

4.5
Registration Rights Agreement, dated as of May 8, 2012, by and among M/I Homes, Inc., the guarantors named therein and the initial purchasers named therein, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 9, 2012.

4.6
Indenture, dated as of September 11, 2012, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 11, 2012.

4.7
Supplemental Indenture, dated as of September 11, 2012, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 11, 2012.

4.8	Form of 3.25% Convertible Senior Subordinated Note due 2017, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 11, 2012.

4.9	Form of Guarantee of 3.25% Convertible Senior Subordinated Notes due 2017, incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 11, 2012.

4.10
Supplemental Indenture, dated as of March 11, 2013, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed March 12, 2013.

4.11	Form of 3.0% Convertible Senior Subordinated Note due 2018, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed March 12, 2013.

4.12	Form of Guarantee of 3.0% Convertible Senior Subordinated Notes due 2018, incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed March 12, 2013.

10.1*
M/I Homes, Inc. 401(k) Profit Sharing Plan, as amended and restated on November 20, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on August 27, 2010 (File No. 333-169074).

10.2*
Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan, dated December 4, 2008, incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on August 27, 2010 (File No. 333-169074).

10.3*
Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan, dated September 14, 2009, incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on August 27, 2010 (File No. 333-169074).

10.4
Credit Agreement dated July 18, 2013 by and among M/I Homes, Inc., as borrower, the lenders party thereto and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2013.

10.5
First Amendment to Credit Agreement dated October 20, 2014 by and among M/I Homes, Inc., as borrower, the lenders party thereto and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 23, 2014.

10.6
Amended and Restated Mortgage Warehousing Agreement dated as of March 29, 2013 by and among M/I Financial, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2013.

10.7
First Amendment dated March 28, 2014 to the Amended and Restated Mortgage Warehousing Agreement dated as of March 29, 2013 by and among M/I Financial, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 1, 2014.

10.8
Master Repurchase Agreement between M/I Financial and Sterling National Bank dated November 13, 2012, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.9
Amendment No. 1 to Master Repurchase Agreement dated as of March 18, 2013 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.10
Amendment No. 2 to Master Repurchase Agreement dated as of November 6, 2013 by and between M/I Financial Corp. and Sterling National Bank incorporated herein by reference to the Company Annual Report on Form 10-K for the year ended December 31, 2013.

10.11	Amendment No. 3 to Master Repurchase Agreement dated as of November 4, 2014 by and between M/I Financial Corp. and Sterling National Bank (filed herewith).

10.12
Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homes, Inc., dated as of July 27, 2009, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2009.

10.13
Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of July 27, 2009, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 30, 2009.

10.14
Fifth Amended and Restated Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homes, Inc., dated as of September 30, 2014, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

10.15
First Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 16, 2010, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 17, 2010.

10.16
Second Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 31, 2011, , incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.17
Third Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 31, 2012, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

10.18
Fourth Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 31, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.19
Fifth Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 31, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

10.20
Continuing Letter of Credit Agreement by and between Wells Fargo Bank, National Association and M/I Homes, Inc., dated as of June 4, 2010, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 17, 2010.

10.21*
M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated April 22, 1999, incorporated herein by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12434).

10.22*
First Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated August 11, 1999, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12434).

10.23*
Second Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated February 13, 2001, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-12434).

10.24*
Third Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated April 27, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.25*
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

10.27*
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

10.29*
Collateral Assignment Split-Dollar Agreement, dated as of September 24, 1997, by and among M/I Homes, Inc., Robert H. Schottenstein and Steven Schottenstein (as successor to Janice K. Schottenstein), as Trustee of the Robert H. Schottenstein 1996 Insurance Trust, incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-12434).

10.30*
Collateral Assignment Split-Dollar Agreement, dated as of September 24, 1997, by and between M/I Homes, Inc. and Phillip Creek, incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.31*
Surrender of Policy and Termination of Agreement with Respect to Collateral Assignment Split-Dollar Agreement, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.32*
Change of Control Agreement between M/I Homes, Inc. and Robert H. Schottenstein, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2008.

10.33*
Change of Control Agreement between M/I Homes, Inc. and Phillip G. Creek, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2008.

10.34*
Change of Control Agreement between M/I Homes, Inc. and J. Thomas Mason, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2008.

10.35*
M/I Homes, Inc. 2009 Long-Term Incentive Plan, as amended effective May 6, 2014, incorporated herein by reference to Appendix A to the Company’s proxy statement on Schedule 14A relating to the 2014 Annual Meeting of Shareholders of the Company filed on April 2, 2014.

10.36*
Form of Stock Units Award Agreement for Directors under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.37*
Form of Nonqualified Stock Option Award Agreement for Employees under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2010.

10.38
Form of Performance Share Unit Award Agreement under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2014.

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

Exhibit Number	Description
10.11	Amendment No. 3 to Master Repurchase Agreement dated as of November 4, 2014 by and between M/I Financial and Sterling National Bank.

21	Subsidiaries of M/I Homes, Inc.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

(c) Financial statement schedules

None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February 2015.

M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February 2015.

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

J.THOMAS MASON*
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