Form 10-Q
period 2015-03-31
M I HOMES INC
filed 2015-04-24
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common shares, par value $.01 per share: 24,522,729 shares outstanding as of April 22, 2015.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	March 31, 2015	December 31, 2014

ASSETS:
Cash and cash equivalents	$29,958	$15,535
Restricted cash	6,140	6,951
Mortgage loans held for sale	79,180	92,794
Inventory	959,070	918,589
Property and equipment - net	11,081	11,490
Investment in unconsolidated joint ventures	29,449	27,769
Deferred income taxes	88,748	94,412
Other assets	47,138	43,870
TOTAL ASSETS	$1,250,764	$1,211,410

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$69,452	$75,338
Customer deposits	15,352	11,759
Other liabilities	66,816	79,723
Community development district (“CDD”) obligations	2,314	2,571
Obligation for consolidated inventory not owned	299	608
Notes payable bank - homebuilding operations	90,000	30,000
Notes payable bank - financial services operations	71,723	85,379
Notes payable - other	8,876	9,518
Convertible senior subordinated notes due 2017	57,500	57,500
Convertible senior subordinated notes due 2018	86,250	86,250
Senior notes	228,569	228,469
TOTAL LIABILITIES	$697,151	$667,115

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; 2,000 shares issued and outstanding at both March 31, 2015 and December 31, 2014	$48,163	$48,163
Common shares - $.01 par value; authorized 58,000,000 shares at both March 31, 2015 and December 31, 2014; issued 27,092,723 shares at both March 31, 2015 and December 31, 2014	271	271
Additional paid-in capital	239,421	238,560
Retained earnings	316,888	308,539
Treasury shares - at cost - 2,574,394 and 2,579,813 shares at March 31, 2015 and December 31, 2014, respectively	(51,130)	(51,238)
TOTAL SHAREHOLDERS’ EQUITY	$553,613	$544,295
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,250,764	$1,211,410

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014

Revenue	$263,159	$234,841
Costs and expenses:
Land and housing	206,183	183,964
General and administrative	19,334	18,315
Selling	17,686	15,969
Equity in income of unconsolidated joint ventures	(198)	(62)
Interest	4,462	4,170
Total costs and expenses	247,467	222,356

Income before income taxes	15,692	12,485

Provision (benefit) for income taxes	6,124	(147)

Net income	9,568	12,632

Preferred dividends	1,219	1,219

Net income to common shareholders	$8,349	$11,413

Earnings per common share:
Basic	$0.34	$0.47
Diluted	$0.31	$0.41

Weighted average shares outstanding:
Basic	24,514	24,417
Diluted	29,975	29,870

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended March 31, 2015
	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2014	2,000	$48,163	24,512,910	$271	$238,560	$308,539	$(51,238)	$544,295
Net income	—	—	—	—	—	9,568	—	9,568
Dividends declared to preferred shareholders	—	—	—	—	—	(1,219)	—	(1,219)
Stock options exercised	—	—	5,000	—	(38)	—	99	61
Stock-based compensation expense	—	—	—	—	868	—	—	868
Deferral of executive and director compensation	—	—	—	—	40	—	—	40
Executive and director deferred compensation distributions	—	—	419	—	(9)	—	9	—
Balance at March 31, 2015	2,000	$48,163	24,518,329	$271	$239,421	$316,888	$(51,130)	$553,613

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
OPERATING ACTIVITIES:
Net income	$9,568	$12,632
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of unconsolidated joint ventures	(198)	(62)
Mortgage loan originations	(151,285)	(124,362)
Proceeds from the sale of mortgage loans	165,257	153,210
Fair value adjustment of mortgage loans held for sale	(358)	(2,788)
Capitalization of originated mortgage servicing rights	(816)	—
Amortization of mortgage servicing rights	261	—
Depreciation	1,509	1,126
Amortization of debt discount and debt issue costs	797	786
Stock-based compensation expense	868	710
Deferred income tax expense	5,664	5,024
Deferred tax asset valuation allowances	—	(5,327)
Change in assets and liabilities:
Cash held in escrow	208	(44)
Inventory	(42,182)	(33,250)
Other assets	(3,408)	(645)
Accounts payable	(5,886)	1,150
Customer deposits	3,593	1,722
Accrued compensation	(13,713)	(13,034)
Other liabilities	845	1,049
Net cash used in operating activities	(29,276)	(2,103)

INVESTING ACTIVITIES:
Change in restricted cash	603	2,395
Purchase of property and equipment	(111)	(400)
Investment in unconsolidated joint ventures	(1,337)	(10,874)
Net cash used in investing activities	(845)	(8,879)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	130,400	—
Repayment of bank borrowings - homebuilding operations	(70,400)	—
(Repayment of) net proceeds from bank borrowings - financial services operations	(13,656)	(28,497)
(Principal repayments of) proceeds from notes payable-other and CDD bond obligations	(642)	(33)
Dividends paid on preferred shares	(1,219)	(1,219)
Proceeds from exercise of stock options	61	1,366
Net cash provided by (used in) financing activities	44,544	(28,383)
Net increase (decrease) in cash and cash equivalents	14,423	(39,365)
Cash and cash equivalents balance at beginning of period	15,535	128,725
Cash and cash equivalents balance at end of period	$29,958	$89,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$(140)	$(209)
Income taxes	$97	$765

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(257)	$(1,070)
Consolidated inventory not owned	$(309)	$(148)
Distribution of single-family lots from unconsolidated joint ventures	$(145)	$1,355

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The financial statements include the accounts of the Company. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated joint ventures, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2014 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC.

Impact of New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted.  On April 1, 2015, the FASB proposed to defer the effective date of ASU 2014-09 standard by one year. If the proposal is approved, early adoption would be permitted as of the original effective date, and the standard would be effective for the Company beginning January 1, 2018. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements in ASC 810 and requires management to reevaluate whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for the Company beginning January 1, 2016 and subsequent interim periods. Early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements and disclosures.

NOTE 2. Inventory and Capitalized Interest
Inventory
Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land is impaired, at which point the inventory is written down to fair value (see Note 4 for additional details relating to our procedures for evaluating our inventories for impairment). Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction, and common costs that benefit the entire community, less impairments, if any.
A summary of the Company’s inventory as of March 31, 2015 and December 31, 2014 is as follows:

(In thousands)	March 31, 2015	December 31, 2014
Single-family lots, land and land development costs	$470,317	$463,198
Land held for sale	4,374	10,647
Homes under construction	403,965	371,119
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2015 - $7,318; December 31, 2014 - $7,010)	55,341	46,780
Community development district infrastructure	2,314	2,571
Land purchase deposits	22,194	23,495
Consolidated inventory not owned	565	779
Total inventory	$959,070	$918,589

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of March 31, 2015 and December 31, 2014, we had 872 homes (with a carrying value of $169.6 million) and 979 homes (with a carrying value of $186.7 million), respectively, included in homes under construction that were not subject to a sales contract.
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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expenses as the related inventory is delivered to a third party.  The summary of capitalized interest for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Capitalized interest, beginning of period	$15,296	$13,802
Interest capitalized to inventory	3,785	3,250
Capitalized interest charged to land and housing costs and expenses	(3,539)	(3,108)
Capitalized interest, end of period	$15,542	$13,944

Interest incurred	$8,247	$7,420

NOTE 3. Investment in Unconsolidated Joint Ventures
Investment in Unconsolidated Joint Ventures
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During the three month period ended March 31, 2015, we increased our total investment in such joint venture arrangements by $1.6 million from $27.8 million at December 31, 2014 to $29.4 million at March 31, 2015.
We use the equity method of accounting for investments in unconsolidated joint ventures over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated joint ventures’ earnings or loss, if any, is included in our statement of income. The Company assesses its investments in unconsolidated joint ventures for recoverability on a quarterly basis. Refer to Note 4 for additional details relating to our procedures for evaluating our investments for impairment.
For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company’s ownership in these LLCs as of both March 31, 2015 and December 31, 2014 ranged from 25% to 61%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC.
We believe that the Company’s maximum exposure related to its investment in these unconsolidated joint ventures as of March 31, 2015 is the amount invested of $29.4 million, which is reported as Investment in Unconsolidated Joint Ventures on our Unaudited Condensed Consolidated Balance Sheets, in addition to a $2.5 million note due to the Company from one of the unconsolidated joint ventures (reported in Other Assets), although we expect to invest further amounts in these unconsolidated joint ventures as development of the properties progresses. Included in the Company’s investment in unconsolidated joint ventures at both March 31, 2015 and December 31, 2014 were $0.2 million of capitalized interest and other costs.
Variable Interest Entities
With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. See Note 1, “Summary of Significant Accounting Policies - Variable Interest Entities” in the Company’s 2014 Form 10-K for additional information regarding the Company’s methodology for evaluating entities for consolidation.
As of March 31, 2015 and December 31, 2014, we have determined that one of the LLCs in which we have an interest meets the requirements of a variable interest entity (“VIE”) due to a lack of equity at risk in the entity. However, we have determined that we do not have substantive control over the VIE as we do not have the ability to control the activities that most significantly impact its economic performance. As a result, we are not required to consolidate the VIE into our financial statements, and we instead record the VIE in Investment in Unconsolidated Joint Ventures on our Unaudited Condensed Consolidated Balance Sheets.
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the Company’s 2014 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both March 31, 2015 and December 31, 2014, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
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
In the normal course of business, our financial services segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within established time frames.  Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  The Company does not engage in speculative trading or derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers or investors are undesignated derivatives, and accordingly, are marked to fair value through earnings.  Changes in fair value measurements are included in earnings in the accompanying statements of income.
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

The table below shows the notional amounts of our financial instruments at March 31, 2015 and December 31, 2014:

Description of Financial Instrument (in thousands)	March 31, 2015	December 31, 2014
Best efforts contracts and related committed IRLCs	$3,289	$3,072
Uncommitted IRLCs	47,236	28,028
FMBSs related to uncommitted IRLCs	47,000	41,000
Best efforts contracts and related mortgage loans held for sale	12,281	61,233
FMBSs related to mortgage loans held for sale	62,000	27,000
Mortgage loans held for sale covered by FMBSs	61,563	26,825
The table below shows the level and measurement of assets and liabilities measured on a recurring basis at March 31, 2015 and December 31, 2014:

Description of Financial Instrument (in thousands)	Fair Value Measurements March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$79,180	$—	$79,180	$—
Forward sales of mortgage-backed securities	(562)	—	(562)	—
Interest rate lock commitments	634	—	634	—
Best-efforts contracts	(107)	—	(107)	—
Total	$79,145	$—	$79,145	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$92,794	$—	$92,794	$—
Forward sales of mortgage-backed securities	(182)	—	(182)	—
Interest rate lock commitments	288	—	288	—
Best-efforts contracts	53	—	53	—
Total	$92,953	$—	$92,953	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
Description (in thousands)	2015	2014
Mortgage loans held for sale	$358	$2,788
Forward sales of mortgage-backed securities	(380)	(565)
Interest rate lock commitments	345	721
Best-efforts contracts	(159)	(413)
Total gain recognized	$164	$2,531

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	March 31, 2015		March 31, 2015
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$562
Interest rate lock commitments	Other assets	634	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	107
Total fair value measurements		$634		$669

	Asset Derivatives		Liability Derivatives
	December 31, 2014		December 31, 2014
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$182
Interest rate lock commitments	Other assets	288	Other liabilities	—
Best-efforts contracts	Other assets	58	Other liabilities	5
Total fair value measurements		$346		$187
Assets Measured on a Non-Recurring Basis
Inventory. The Company assesses inventory for recoverability on a quarterly basis based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. Determining the fair value of a community’s inventory involves a number of variables, estimates and projections, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Inventory” in the Company’s 2014 Form 10-K for additional information regarding the Company’s methodology for determining fair value.
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption pace (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company did not record any impairment charges during the three months ended March 31, 2015 and 2014.
Investment In Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures” in the Company’s 2014 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three months ended March 31, 2015 and 2014, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	March 31, 2015		December 31, 2014
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$36,098	$36,098	$22,486	$22,486
Mortgage loans held for sale	79,180	79,180	92,794	92,794
Split dollar life insurance policies	202	202	187	187
Notes receivable	3,765	3,454	4,288	3,793
Commitments to extend real estate loans	634	634	289	289
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	—	—	58	58
Liabilities:
Notes payable - homebuilding operations	90,000	90,000	30,000	30,000
Notes payable - financial services operations	71,723	71,723	85,379	85,379
Notes payable - other	8,876	8,644	9,518	9,089
Convertible senior subordinated notes due 2017	57,500	67,634	57,500	67,634
Convertible senior subordinated notes due 2018	86,250	87,328	86,250	87,544
Senior notes due 2018	228,569	238,625	228,469	239,488
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	107	107	—	—
Forward sales of mortgage-backed securities	562	562	182	182
Off-Balance Sheet Financial Instruments:
Letters of credit	—	646	—	881
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at March 31, 2015 and December 31, 2014:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, 2017 Convertible Senior Subordinated Notes, 2018 Convertible Senior Subordinated Notes and 2018 Senior Notes. The fair value of these financial instruments was determined based upon market quotes at March 31, 2015 and December 31, 2014. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policies and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended March 31, 2015 fluctuated with the Alternate Base Rate or the Eurodollar Rate for the Company’s $300 million unsecured revolving credit facility dated July 18, 2013, as amended on October 20, 2014 (the “Credit Facility”), and thus the carrying value is a reasonable estimate of fair value. Refer to Note 7 for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC (“M/I Financial”) is a party to two credit agreements: (1) a $110 million secured mortgage warehousing agreement, dated March 29, 2013, as amended (most recently on March 2, 2015) (the “MIF Mortgage Warehousing Agreement”); and (2) a $15 million mortgage repurchase agreement dated November 13, 2012, as amended (most recently on November 4, 2014) (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to the Company during the first quarter of 2015 fluctuated with LIBOR. Refer to Note 7 for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.

Letters of Credit. Letters of credit of $35.0 million and $33.6 million represent potential commitments at March 31, 2015 and December 31, 2014, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.
NOTE 5. Guarantees and Indemnifications
Warranty
Warranty reserves are recorded for warranties under our Home Builder’s Limited Warranty (“HBLW”) and our 10-year (Texas markets only) and 30-year (all markets excluding Texas) transferable structural warranty in Other Liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets.
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
A summary of warranty activity for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Warranty reserves, beginning of period	$12,671	$12,291
Warranty expense on homes delivered during the period	1,539	1,359
Changes in estimates for pre-existing warranties	263	238
Settlements made during the period	(2,922)	(2,119)
Warranty reserves, end of period	$11,551	$11,769

Guarantees
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $15.5 million and $33.4 million were covered under these guarantees as of March 31, 2015 and December 31, 2014, respectively. The decrease in loans covered by these guarantees from December 31, 2014 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at March 31, 2015, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial did not repurchase any loans under the above agreements during the three months ended March 31, 2015. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $5.4 million and $9.1 million at March 31, 2015 and December 31, 2014, respectively. The risk associated with the guarantees above is offset by the value of the underlying assets. The decrease from December 31, 2014 was due to M/I Financial reaching a settlement agreement with one of its investors during the first quarter of 2015 which substantially eliminated any liability to repurchase or indemnify loans associated with the loan purchase agreement.

M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of both March 31, 2015 and December 31, 2014, the total of all loans indemnified to third party insurers relating to the above agreements was $2.0 million. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company has recorded a liability relating to the guarantees described above totaling $2.5 million and $2.9 million at March 31, 2015 and December 31, 2014, respectively, which is management’s best estimate of the Company’s liability.
At March 31, 2015, the Company had outstanding $230.0 million aggregate principal amount of 8.625% Senior Notes due 2018 (the “2018 Senior Notes”), $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) and $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”). The Company’s obligations under the 2018 Senior Notes and the Credit Facility are fully and unconditionally guaranteed jointly and severally on a senior unsecured basis by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 11), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture for the 2018 Senior Notes. The Company’s obligations under the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are guaranteed jointly and severally on a senior subordinated unsecured basis by the same subsidiaries of the Company that are guarantors of the 2018 Senior Notes and the Credit Facility (the “Guarantor Subsidiaries”). Refer to Note 7 for a description of the guarantees of the Credit Facility.
NOTE 6. Commitments and Contingencies
At March 31, 2015, the Company had outstanding approximately $125.7 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through February 2020. Included in this total are: (1) $78.4 million of performance and maintenance bonds and $22.4 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $12.6 million of financial letters of credit, of which $6.6 million represent deposits on land and lot purchase agreements; and (3) $12.3 million of financial bonds.

At March 31, 2015, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $416.5 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
The Company and certain of its subsidiaries have been named as defendants in certain claims, complaints and legal actions that are incidental to our business. Certain of the liabilities resulting from these matters are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such matters are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters. However, it is possible that the costs to resolve these matters could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which the matters are resolved. At March 31, 2015 and December 31, 2014, we had $0.3 million and $0.2 million accrued for legal expenses, respectively.

NOTE 7. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $300 million, including a $125 million sub-facility for letters of credit. In addition, the Credit Facility has an accordion feature under which the Company may increase the aggregate commitment amount up to $400 million, subject to certain conditions, including obtaining additional commitments from existing or new lenders. The Credit Facility matures on October 20, 2018. Interest on amounts borrowed under the Credit Facility is payable at either the Alternate Base Rate plus an initial margin of 150 basis points, or at the Eurodollar Rate plus a margin of 250 basis points, in each case subject to adjustment based on the Company's leverage ratio. The Credit Facility also contains certain financial covenants. At March 31, 2015, the Company was in compliance with all financial covenants of the Credit Facility.
At March 31, 2015, borrowing availability under the Credit Facility in accordance with the borrowing base calculation was $419.2 million, so the full amount of the $300 million facility was available, and there were $90.0 million of borrowings outstanding and $29.1 million of letters of credit outstanding, leaving net remaining borrowing availability of $180.9 million.

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
The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”), with maturity dates ranging from June 1, 2015 to September 30, 2015. The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $5.0 million to $10.0 million, for a combined letter of credit capacity of $20.0 million, of which $3.8 million was uncommitted at March 31, 2015 and could be withdrawn at any time. At March 31, 2015 and December 31, 2014, there was $5.9 million and $6.5 million of outstanding letters of credit in aggregate under the Company’s three Letter of Credit Facilities, respectively, which were collateralized with $6.0 million and $6.6 million of the Company’s cash, respectively.
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial and provides a maximum borrowing availability of $110 million and an accordion feature which allows for an increase of the maximum borrowing availability of up to an additional $20 million (subject to certain conditions, including obtaining additional commitments from existing or new lenders). The maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines is $150 million. The minimum required tangible net worth requirement applicable to M/I Financial is $11.0 million and the minimum required liquidity requirement is $5.5 million. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 275 basis points and (2) 3.0%.
On March 2, 2015, the Company entered into a second amendment of the MIF Mortgage Warehousing Agreement extending the expiration date from March 27, 2015 to June 26, 2015, in order to shift the timing of the annual review by the participating lenders. We expect to extend the expiration of the MIF Mortgage Warehousing Agreement for approximately one year, on or prior to the current expiration date of June 26, 2015, but we cannot provide any assurance that we will be able to obtain such an extension.
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
At March 31, 2015 and December 31, 2014, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $125.0 million. At March 31, 2015 and December 31, 2014, M/I Financial had $71.7 million and $85.4 million outstanding on a combined basis under its credit facilities, respectively, and was in compliance with all financial covenants of those agreements for both periods.
Senior Notes
As of both March 31, 2015 and December 31, 2014, we had $230.0 million of our 2018 Senior Notes outstanding. The 2018 Senior Notes bear interest at a rate of 8.625% per year, payable semiannually in arrears on May 15 and November 15 of each year, and mature on November 15, 2018. The 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness. The 2018 Senior Notes are effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The 2018 Senior Notes contain certain covenants, as more fully described and defined in the indenture, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2018 Senior Notes. As of March 31, 2015, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2018 Senior Notes are fully and unconditionally guaranteed jointly and severally on a senior unsecured basis by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture for the 2018 Senior Notes. As of March 31, 2015, the guarantors for the 2018 Senior Notes are the same subsidiaries that guarantee the Credit Facility, the 2017 Convertible Senior Subordinated Notes, and the 2018 Convertible Senior Subordinated Notes.
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
The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $40.0 million (1) plus 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) since October 1, 2010, excluding the income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from the sale of qualified equity interests, plus other items and subject to other exceptions. The restricted payments basket was $150.5 million and $148.6 million at March 31, 2015 and December 31, 2014, respectively. We are permitted to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of the positive balance in our restricted payments basket. The determination to pay future dividends on, or make future repurchases of, our common shares or Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
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
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $8.9 million and $9.5 million as of March 31, 2015 and December 31, 2014, respectively.  The balance consists primarily of a mortgage note payable with a $4.2 million principal balance outstanding at March 31, 2015 (and $4.3 million principal balance outstanding at December 31, 2014), which is secured by an office building, matures in 2017 and carries an interest rate of 8.1%. The remaining balance is made up of other notes payable incurred through the normal course of business.
NOTE 8. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2015	2014
NUMERATOR
Net income	$9,568	$12,632
Preferred stock dividends	(1,219)	(1,219)
Net income to common shareholders	8,349	11,413
Interest on 3.25% convertible senior subordinated notes due 2017	373	358
Interest on 3.00% convertible senior subordinated notes due 2018	503	482
Diluted income available to common shareholders	$9,225	$12,253
DENOMINATOR
Basic weighted average shares outstanding	24,514	24,417
Effect of dilutive securities:
Stock option awards	219	239
Deferred compensation awards	157	129
3.25% convertible senior subordinated notes due 2017	2,416	2,416
3.00% convertible senior subordinated notes due 2018	2,669	2,669
Diluted weighted average shares outstanding - adjusted for assumed conversions	29,975	29,870
Earnings per common share:
Basic	$0.34	$0.47
Diluted	$0.31	$0.41
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	1,366	1,154
For the three months ended March 31, 2015 and 2014, the effect of convertible debt was included in the diluted earnings per share calculations.

NOTE 9. Income Taxes
During the three months ended March 31, 2015, the Company recorded a tax provision of $6.1 million which reflects income tax expense related to the period’s pre-tax earnings. The effective tax rate for the three months ended March 31, 2015 was 39.0%. During the three months ended March 31, 2014, the Company recorded a tax benefit of $0.1 million which reflects income tax expense related to the period’s pre-tax earnings as well as a $5.3 million benefit from the reversal of a portion of our state deferred tax asset valuation allowance. The effective tax rate for the three months ended March 31, 2014 was (1.2)% which was not meaningful due to the effects of the deferred tax asset valuation allowance and federal and state tax net operating losses (“NOLs”), and there was no correlation between the effective tax rate and the amount of pre-tax income for the period.
At March 31, 2015, the Company had federal NOL carryforwards of approximately $45.7 million and federal credit carryforwards of $7.2 million. Our federal NOL carryforwards may be carried forward up to 18 years to offset future taxable income with the federal carryforward benefits beginning to expire in 2028. The Company had $11.4 million of state NOL carryforwards at March 31, 2015. Our state NOLs may be carried forward from one to 18 years, depending on the tax jurisdiction, with $5.0 million expiring between 2015 and 2027 and $6.4 million expiring between 2028 and 2032, absent sufficient state taxable income.

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
Austin, Texas
Dallas/Fort Worth, Texas

The following table shows, by segment: revenue, operating income and interest expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Revenue:
Midwest homebuilding	$85,217	$79,604
Southern homebuilding	98,555	80,200
Mid-Atlantic homebuilding	71,289	67,172
Financial services (a)	8,098	7,865
Total revenue	$263,159	$234,841

Operating income:
Midwest homebuilding	$7,796	$7,243
Southern homebuilding	8,591	5,877
Mid-Atlantic homebuilding	4,760	4,793
Financial services (a)	5,324	5,026
Less: Corporate selling, general and administrative expense	(6,515)	(6,346)
Total operating income	$19,956	$16,593

Interest expense:
Midwest homebuilding	$1,324	$1,269
Southern homebuilding	1,774	1,591
Mid-Atlantic homebuilding	1,033	995
Financial services (a)	331	315
Total interest expense	$4,462	$4,170

Equity in income of unconsolidated joint ventures	(198)	(62)

Income before income taxes	$15,692	$12,485

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage re-financing.

The following tables show total assets by segment at March 31, 2015 and December 31, 2014:

	March 31, 2015
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,426	$13,894	$3,874	$—	$22,194
Inventory (a)	301,790	368,092	266,994	—	936,876
Investments in unconsolidated joint ventures	1,866	27,583	—	—	29,449
Other assets	9,020	21,025	7,748	224,452	262,245
Total assets	$317,102	$430,594	$278,616	$224,452	$1,250,764

	December 31, 2014
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,573	$14,752	$4,170	$—	$23,495
Inventory (a)	303,037	331,938	260,119	—	895,094
Investments in unconsolidated joint ventures	1,764	26,005	—	—	27,769
Other assets	7,933	16,829	7,536	232,754	265,052
Total assets	$317,307	$389,524	$271,825	$232,754	$1,211,410

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

NOTE 11. Supplemental Guarantor Information
The Company’s obligations under the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are not guaranteed by all of the Company’s subsidiaries and therefore, the Company has disclosed condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The subsidiary guarantors of the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are the same.
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
As of March 31, 2015, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture for the 2018 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$255,062	$8,097	$—	$263,159
Costs and expenses:
Land and housing	—	206,183	—	—	206,183
General and administrative	—	16,386	2,948	—	19,334
Selling	—	17,686	—	—	17,686
Equity in income of unconsolidated joint ventures	—	—	(198)	—	(198)
Interest	—	4,131	331	—	4,462
Total costs and expenses	—	244,386	3,081	—	247,467

Income before income taxes	—	10,676	5,016	—	15,692

Provision for income taxes	—	4,392	1,732	—	6,124

Equity in subsidiaries	9,568	—	—	(9,568)	—

Net income	9,568	6,284	3,284	(9,568)	9,568

Preferred dividends	1,219	—	—	—	1,219

Net income to common shareholders	$8,349	$6,284	$3,284	$(9,568)	$8,349

	Three Months Ended March 31, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$226,976	$7,865	$—	$234,841
Costs and expenses:
Land and housing	—	183,964	—	—	183,964
General and administrative	—	15,291	3,024	—	18,315
Selling	—	15,969	—	—	15,969
Equity in income of unconsolidated joint ventures	—	—	(62)	—	(62)
Interest	—	3,854	316	—	4,170
Total costs and expenses	—	219,078	3,278	—	222,356

Income before income taxes	—	7,898	4,587	—	12,485

(Benefit) provision for income taxes	—	(1,781)	1,634	—	(147)

Equity in subsidiaries	12,632	—	—	(12,632)	—

Net income	12,632	9,679	2,953	(12,632)	12,632

Preferred dividends	1,219	—	—	—	1,219

Net income to common shareholders	$11,413	$9,679	$2,953	$(12,632)	$11,413

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$16,567	$13,391	$—	$29,958
Restricted cash	—	6,140	—	—	6,140
Mortgage loans held for sale	—	—	79,180	—	79,180
Inventory	—	959,070	—	—	959,070
Property and equipment - net	—	10,796	285	—	11,081
Investment in unconsolidated joint ventures	—	15,868	13,581	—	29,449
Deferred income taxes, net of valuation allowances	—	88,492	256	—	88,748
Investment in subsidiaries	586,036	—	—	(586,036)	—
Intercompany assets	331,314	—	—	(331,314)	—
Other assets	8,582	27,246	11,310	—	47,138
TOTAL ASSETS	$925,932	$1,124,179	$118,003	$(917,350)	$1,250,764

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$69,214	$238	$—	$69,452
Customer deposits	—	15,352	—	—	15,352
Intercompany liabilities	—	314,898	16,416	(331,314)	—
Other liabilities	—	61,001	5,815	—	66,816
Community development district obligations	—	2,314	—	—	2,314
Obligation for consolidated inventory not owned	—	299	—	—	299
Notes payable bank - homebuilding operations	—	90,000	—	—	90,000
Notes payable bank - financial services operations	—	—	71,723	—	71,723
Notes payable - other	—	8,876	—	—	8,876
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Senior notes	228,569	—	—	—	228,569
TOTAL LIABILITIES	372,319	561,954	94,192	(331,314)	697,151

SHAREHOLDERS’ EQUITY	553,613	562,225	23,811	(586,036)	553,613

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$925,932	$1,124,179	$118,003	$(917,350)	$1,250,764

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$3,872	$11,663	$—	$15,535
Restricted cash	—	6,951	—	—	6,951
Mortgage loans held for sale	—	—	92,794	—	92,794
Inventory	—	918,589	—	—	918,589
Property and equipment - net	—	11,189	301	—	11,490
Investment in unconsolidated joint ventures	—	15,033	12,736	—	27,769
Deferred income taxes, net of valuation allowances	—	94,088	324	—	94,412
Investment in subsidiaries	576,468	—	—	(576,468)	—
Intercompany assets	330,786	—	—	(330,786)	—
Other assets	9,260	24,378	10,232	—	43,870
TOTAL ASSETS	$916,514	$1,074,100	$128,050	$(907,254)	$1,211,410

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$74,344	$994	$—	$75,338
Customer deposits	—	11,759	—	—	11,759
Intercompany liabilities	—	314,946	15,840	(330,786)	—
Other liabilities	—	74,413	5,310	—	79,723
Community development district obligations	—	2,571	—	—	2,571
Obligation for consolidated inventory not owned	—	608	—	—	608
Notes payable bank - homebuilding operations	—	30,000	—	—	30,000
Notes payable bank - financial services operations	—	—	85,379	—	85,379
Notes payable - other	—	9,518	—	—	9,518
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Senior notes	228,469	—	—	—	228,469
TOTAL LIABILITIES	372,219	518,159	107,523	(330,786)	667,115

SHAREHOLDERS’ EQUITY	544,295	555,941	20,527	(576,468)	544,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$916,514	$1,074,100	$128,050	$(907,254)	$1,211,410

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$—	$(44,749)	$15,473	$—	$(29,276)

INVESTING ACTIVITIES:
Restricted cash	—	603	—	—	603
Purchase of property and equipment	—	(97)	(14)	—	(111)
Intercompany investing	1,158	—	—	(1,158)	—
Investments in and advances to unconsolidated joint ventures	—	(741)	(596)	—	(1,337)
Net cash provided by (used in) investing activities	1,158	(235)	(610)	(1,158)	(845)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	130,400	—	—	130,400
Principal repayments of bank borrowings - homebuilding operations	—	(70,400)	—	—	(70,400)
Net proceeds from bank borrowings - financial services operations	—	—	(13,656)	—	(13,656)
Principal proceeds from notes payable - other and CDD bond obligations	—	(642)	—	—	(642)
Proceeds from exercise of stock options	61	—	—	—	61
Intercompany financing	—	(1,679)	521	1,158	—
Dividends paid	(1,219)	—	—	—	(1,219)
Net cash (used in) provided by financing activities	(1,158)	57,679	(13,135)	1,158	44,544

Net increase in cash and cash equivalents	—	12,695	1,728	—	14,423
Cash and cash equivalents balance at beginning of period	—	3,872	11,663	—	15,535
Cash and cash equivalents balance at end of period	$—	$16,567	$13,391	$—	$29,958

	Three Months Ended March 31, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$3,000	$(31,968)	$29,865	$(3,000)	$(2,103)

INVESTING ACTIVITIES:
Restricted cash	—	2,395	—	—	2,395
Purchase of property and equipment	—	(363)	(37)	—	(400)
Investments in and advances to unconsolidated joint ventures	—	(9,289)	(1,585)	—	(10,874)
Net cash used in investing activities	—	(7,257)	(1,622)	—	(8,879)

FINANCING ACTIVITIES:
Net proceeds from bank borrowings - financial services operations	—	—	(28,497)	—	(28,497)
Principal proceeds from notes payable - other and CDD bond obligations	—	(33)	—	—	(33)
Proceeds from exercise of stock options	1,366	—	—	—	1,366
Intercompany financing	(3,147)	1,072	2,075	—	—
Dividends paid	(1,219)	—	(3,000)	3,000	(1,219)
Net cash (used in) provided by financing activities	(3,000)	1,039	(29,422)	3,000	(28,383)

Net decrease in cash and cash equivalents	—	(38,186)	(1,179)	—	(39,365)
Cash and cash equivalents balance at beginning of period	—	113,407	15,318	—	128,725
Cash and cash equivalents balance at end of period	$—	$75,221	$14,139	$—	$89,360

NOTE 12. Stock-Based Compensation
The Company has an equity compensation plan, the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the “2009 LTIP”) which has been amended from time to time. The 2009 LTIP was approved by our shareholders and is administered by the Compensation Committee of our Board of Directors. Under the 2009 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards – awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of the common shares, and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the plan authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 2,600,000 common shares, of which 970,346 remained available for grant at March 31, 2015.
The 2009 LTIP replaced the M/I Homes, Inc. 1993 Stock Incentive Plan as Amended (the “1993 Plan”), which expired by its terms April 22, 2009. Awards outstanding under the 1993 Plan remain in effect in accordance with their respective terms.
Stock Options
On February 17, 2015, the Company awarded certain of its employees 386,500 (in the aggregate) nonqualified stock options at an exercise price of $21.28 (the closing price of our common shares on the New York Stock Exchange on such date) and related fair value of $11.07 that vest ratably over a five-year period. Total stock-based compensation expense related to stock option awards that was charged against income relating to the 2009 LTIP and the 1993 Plan was $0.9 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015, there was a total of $10.5 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 2.3 years for the service awards.
Performance Share Unit Awards
On February 17, 2015, the Company awarded its executive officers (in the aggregate) a target number of performance share units (“PSU’s”) equal to 56,389 PSU’s. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”). The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative pre-tax income from operations, excluding extraordinary items, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that do not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value of the portion of the 2015 PSU’s subject to the Performance Condition and the Market Condition component was $21.28 and $18.92, respectively. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized less than $0.1 million in stock-based compensation expense and there was a total of $0.5 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2015 and 2014 PSU awards as of March 31, 2015. For the portion of the PSU’s subject to a Performance Condition, we recognize stock-based compensation expense on a straight-line basis over the Performance Period based on the probable outcome of the related Performance Condition. Otherwise, stock-based compensation expense recognition is deferred until probability is attained and a cumulative stock-based compensation expense adjustment is recorded and recognized ratably over the remaining service period. The Company reassesses the probability of the satisfaction of the Performance Condition on a quarterly basis, and stock-based compensation expense is adjusted based on the portion of the requisite service period that has passed. As of March 31, 2015, the Company had not recognized any stock-based compensation expense related to the Performance Condition portion of either the 2015 or 2014 PSU awards. If the Company achieves the target performance levels for the Performance Conditions to be met for both awards, the Company would record unrecognized stock-based compensation expense of $2.9 million as of March 31, 2015, for which $0.7 million would be immediately recognized had attainment been probable at March 31, 2015.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 91,000 homes since we commenced homebuilding activities in 1976.  The Company’s homes are marketed and sold under the M/I Homes and Showcase Collection (exclusively by M/I Homes) brands. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.
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
FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) for more information regarding those risk factors.
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
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and judgments and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.  See Note 1 (Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2014 Form 10-K for additional information about our accounting policies.
We believe that there have been no significant changes to our critical accounting policies during the quarter ended March 31, 2015 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Form 10-K.

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
Austin, Texas
Dallas/Fort Worth, Texas
Overview
In the first quarter of 2015, we experienced generally favorable demand for new homes in most of our markets, reflecting positive underlying demographic and economic trends, including low interest rates, and improved consumer confidence, employment levels and mortgage availability. These favorable conditions and the continued execution of our strategic business initiatives to improve our financial results enabled us to extend improvements we achieved in 2014 into 2015 for many of our financial and operating metrics.
For the quarter ended March 31, 2015, we recorded net income to common shareholders of $8.3 million ($0.31 per diluted share) compared to net income to common shareholders of $11.4 million ($0.41 per diluted share) for the three months ended March 31, 2014. Exclusive of a $5.3 million, or $0.18 per diluted share, benefit in 2014’s first quarter from the reversal of a portion of our remaining state deferred tax valuation allowance, our net income to common shareholders and diluted earnings per share improved 37% and 35%, respectively, in the first quarter of 2015 compared to the first quarter of 2014.
In the first quarter of 2015, we experienced improvements in several financial and operating metrics compared to the first quarter of 2014, including:

•	New contracts improved 13%;

•	Average price of homes delivered improved 9%;

•	Selling, general and administrative expense as a percentage of revenue declined by 50 basis points;

•	Pre-tax income improved 26%; and

•	Sales value in backlog improved 16%
In addition to the above metrics, our homes delivered declined 3%, our gross margin remained unchanged at 21.7% and our active community count declined 3% compared to the first quarter of 2014, but our active community count increased 2% sequentially from 2014’s fourth quarter.
Summary of Company Financial Results
During the quarter ended March 31, 2015, we recorded total revenue of $263.2 million, of which $233.0 million was from homes delivered, $22.1 million was from land sales and $8.1 million was from our financial services operations. Revenue from homes delivered increased 6% driven primarily by a 9% increase in the average sales price of homes delivered ($26,000 per home delivered)

offset slightly by the 20 unit decrease in homes delivered in 2015's first quarter compared to the same period in 2014. Revenue from land sales increased $15.8 million during the first quarter of 2015 primarily due to land sales in both our Southern and Mid-Atlantic regions compared to 2014 (as our homebuilding operations generate revenue from the sale of land in the normal course of operations). Revenue in our financial services segment increased 3% to $8.1 million in the first quarter of 2015 due to the factors discussed below in our “Year Over Year Comparison” section.
Total gross margin increased $6.1 million in the first quarter of 2015 compared to the first quarter of 2014 as a result of a $5.9 million improvement in the gross margin of our homebuilding operations and a $0.2 million improvement in the gross margin of our financial services operations. The improvement in the gross margin of our homebuilding operations was primarily due to a $2.0 million improvement in housing gross margin compared to 2014’s first quarter and a $3.9 million improvement in gross margin from strategic land sales. The increase in housing gross margin resulted primarily from the 9% increase in the average sales price of homes delivered ($26,000 per home delivered) offset slightly by the 20 unit decrease in homes delivered in the first quarter of 2015. We believe the increased sales prices were driven primarily by better pricing leverage in select locations and submarkets and shifts in both product and community mix. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. As a result, housing gross margin may fluctuate up or down depending on the mix of communities delivering homes. The pricing improvements were also partially offset by higher average lot and construction costs related to cost increases associated with homebuilding industry conditions and normal supply and demand dynamics. During the three month period ended March 31, 2015, we were able to pass a majority of the higher construction costs to our homebuyers in the form of higher sales prices. However, we cannot provide any assurance that our ability to pass such cost increases to our homebuyers through higher sales prices will continue.
Selling, general and administrative expense increased $2.7 million for the three months ended March 31, 2015, which partially offset the increase in our gross margin discussed above, but improved as a percentage of revenue to 14.1% in the first quarter of 2015 compared to 14.6% in the first quarter of 2014. Selling expense increased $1.7 million to $17.7 million from $16.0 million in the first quarter of 2014 but improved slightly as a percentage of revenue to 6.7% in the first quarter of 2015 compared to 6.8% for the same period in 2014. Variable selling expense for sales commissions contributed $0.7 million to the increase due to the higher average sales price. The increase in selling expense was also attributable to a $1.0 million increase in non-variable selling expense related to expenses associated with our sales offices and models. General and administrative expense increased $1.0 million, from $18.3 million in the first quarter of 2014 to $19.3 million in the first quarter of 2015 but improved as a percentage of revenue from 7.8% in the first quarter of 2014 to 7.3% in the first quarter of 2015. This dollar increase was primarily due to a $0.4 million increase in professional fees, a $0.3 million increase in land related charges, and various other miscellaneous expense increases. We continue to focus on controlling our selling, general and administrative expense.
Outlook
We believe that low interest rates and improved consumer confidence, employment levels and mortgage availability will continue to support a modestly higher level of demand in the housing market through the remainder of 2015, when compared with 2014, and we expect total new home sales nationally in 2015 will exceed the total for 2014. We remain focused on increasing our profitability, continuing to grow our market share and investing in attractive land opportunities.
Given our expectations with respect to housing market and homebuilding industry conditions, and consistent with our focus on improving long-term results, we will continue to emphasize the following strategic business objectives throughout the remainder of 2015:

•	profitably growing our presence in our existing markets, including opening new communities;

•	reviewing new markets for investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.
Consistent with these objectives, we took a number of steps during the first three months of 2015 to position the Company for continued improvement through the remainder of 2015 and beyond, including investing $51.2 million in land acquisitions and $37.7 million in land development to help grow our presence in our existing markets. We currently estimate that we will spend approximately $400 million to $450 million on land purchases and land development in 2015. However, given varying results in each of our local markets, we will continue to adjust our strategies and investments based on housing demand and our performance in each of our markets. We also opened 14 communities and closed 11 communities in the first quarter of 2015, ending the quarter with a total of 153 communities.
Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics in 2013 and 2014 will continue throughout the remainder of 2015.
The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income; and interest expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Revenue:
Midwest homebuilding	$85,217	$79,604
Southern homebuilding	98,555	80,200
Mid-Atlantic homebuilding	71,289	67,172
Financial services (a)	8,098	7,865
Total revenue	$263,159	$234,841

Gross margin:
Midwest homebuilding	$16,583	$15,397
Southern homebuilding	19,587	15,216
Mid-Atlantic homebuilding	12,708	12,399
Financial services (a)	8,098	7,865
Total gross margin	$56,976	$50,877

Selling, general and administrative expense:
Midwest homebuilding	$8,787	$8,154
Southern homebuilding	10,996	9,339
Mid-Atlantic homebuilding	7,948	7,606
Financial services (a)	2,774	2,839
Corporate	6,515	6,346
Total selling, general and administrative expense	$37,020	$34,284

Operating income (loss):
Midwest homebuilding	$7,796	$7,243
Southern homebuilding	8,591	5,877
Mid-Atlantic homebuilding	4,760	4,793
Financial services (a)	5,324	5,026
Corporate	(6,515)	(6,346)
Total operating income	$19,956	$16,593

Interest expense:
Midwest homebuilding	$1,324	$1,269
Southern homebuilding	1,774	1,591
Mid-Atlantic homebuilding	1,033	995
Financial services (a)	331	315
Total interest expense	$4,462	$4,170

Equity in income of unconsolidated joint ventures	(198)	(62)

Income before income taxes	$15,692	$12,485

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at March 31, 2015 and December 31, 2014:

	At March 31, 2015
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,426	$13,894	$3,874	$—	$22,194
Inventory (a)	301,790	368,092	266,994	—	936,876
Investments in unconsolidated joint ventures	1,866	27,583	—	—	29,449
Other assets	9,020	21,025	7,748	224,452	262,245
Total assets	$317,102	$430,594	$278,616	$224,452	$1,250,764

	At December 31, 2014
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,573	$14,752	$4,170	$—	$23,495
Inventory (a)	303,037	331,938	260,119	—	895,094
Investments in unconsolidated joint ventures	1,764	26,005	—	—	27,769
Other assets	7,933	16,829	7,536	232,754	265,052
Total assets	$317,307	$389,524	$271,825	$232,754	$1,211,410

(a)
Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Midwest Region
Homes delivered	248	259
New contracts, net	420	374
Backlog at end of period	677	660
Average sales price of homes delivered	$337	$296
Average sales price of homes in backlog	$357	$317
Aggregate sales value of homes in backlog	$241,673	$209,311
Revenue homes	$83,549	$76,656
Revenue third party land sales	$1,668	$2,948
Operating income homes	$7,359	$6,336
Operating income land	$437	$907
Number of average active communities	63	69
Number of active communities, end of period	64	67
Southern Region
Homes delivered	275	275
New contracts, net	414	336
Backlog at end of period	589	510
Average sales price of homes delivered	$311	$284
Average sales price of homes in backlog	$358	$331
Aggregate sales value of homes in backlog	$210,849	$168,606
Revenue homes	$85,581	$78,146
Revenue third party land sales	$12,974	$2,054
Operating income homes	$5,538	$5,756
Operating income land	$3,053	$121
Number of average active communities	52	51
Number of active communities, end of period	54	52
Mid-Atlantic Region
Homes delivered	194	203
New contracts, net	274	272
Backlog at end of period	347	355
Average sales price of homes delivered	$329	$325
Average sales price of homes in backlog	$358	$334
Aggregate sales value of homes in backlog	$124,231	$118,510
Revenue homes	$63,870	$65,908
Revenue third party land sales	$7,419	$1,264
Operating income homes	$3,009	$4,500
Operating income land	$1,751	$293
Number of average active communities	37	38
Number of active communities, end of period	35	39
Total Homebuilding Regions
Homes delivered	717	737
New contracts, net	1,108	982
Backlog at end of period	1,613	1,525
Average sales price of homes delivered	$325	$299
Average sales price of homes in backlog	$358	$326
Aggregate sales value of homes in backlog	$576,753	$496,428
Revenue homes	$233,000	$220,710
Revenue third party land sales	$22,061	$6,266
Operating income homes	$15,906	$16,592
Operating income land	$5,241	$1,321
Number of average active communities	152	158
Number of active communities, end of period	153	158

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Financial Services
Number of loans originated	568	493
Value of loans originated	$151,285	$124,362

Revenue	$8,098	$7,865
Less: Selling, general and administrative expense	2,774	2,839
Interest expense	331	315
Income before income taxes	$4,993	$4,711

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Midwest	15.0%	17.1%
Southern	12.7%	20.0%
Mid-Atlantic	12.2%	8.7%

Total cancellation rate	13.4%	16.0%

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
Year Over Year Comparison
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Midwest Region. During the three months ended March 31, 2015, homebuilding revenue in our Midwest region increased $5.6 million, from $79.6 million in the first quarter of 2014 to $85.2 million in the first quarter of 2015. This 7% increase in homebuilding revenue was the result of a 14% increase in the average sales price of homes delivered ($41,000 per home delivered), offset partially by a 4% decrease in the number of homes delivered (11 units) and a $1.3 million decrease in land sale revenue. Operating income in our Midwest region increased $0.6 million, from $7.2 million during the first quarter of 2014 to $7.8 million during the three months ended March 31, 2015. The increase in operating income was primarily the result of a $1.2 million increase in our gross margin, offset, in part, by a $0.6 million increase in selling, general, and administrative expense. Our Midwest region experienced a gross margin percentage of 19.5% for the first quarter of 2015 -- a 20 basis point improvement when compared to 19.3% for the same period in 2014. This gross margin improvement was primarily reflective of the revenue improvements described above, partially offset by a $0.5 million decrease in profit from land sales compared to the three months ended March 31, 2014, as well as higher lot and construction costs related to cost increases in labor and materials associated with housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $0.6 million, from $8.2 million for the quarter ended March 31, 2014 to $8.8 million for the quarter ended March 31, 2015 and increased slightly as a percentage of revenue to 10.3% compared to 10.2% for the same period in 2014. The increase in selling, general and administrative expense was attributable, in part, to a $0.3 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered. The increase in selling, general and administrative expense was also attributable to a $0.3 million increase in miscellaneous general and administrative expense.
During the three months ended March 31, 2015, we experienced a 12% increase in new contracts in our Midwest region, from 374 in the first quarter of 2014 to 420 in the first quarter of 2015, and a 3% increase in backlog from 660 homes at March 31, 2014 to 677 homes at March 31, 2015. Average sales price in backlog increased to $357,000 at March 31, 2015 compared to $317,000 at March 31, 2014 due to higher-end product offerings, improving sub-market conditions, and more attractive community locations. During the three months ended March 31, 2015, we opened six communities in our Midwest region compared to three during 2014's first quarter. Our monthly absorption rate in our Midwest region increased to 2.2 per community for 2015's first quarter, compared to 1.8 per community for 2014's first quarter.
Southern Region. During the three months ended March 31, 2015, homebuilding revenue in our Southern region increased $18.4 million, from $80.2 million in the first quarter of 2014 to $98.6 million in the first quarter of 2015. This 23% increase in homebuilding revenue was the result of a 10% increase in the average sales price of homes delivered ($27,000 per home delivered) as well as a $10.9 million increase in land sale revenue. Operating income in our Southern region increased $2.7 million, from $5.9 million in the first quarter of 2014 to $8.6 million during the quarter ended March 31, 2015. The increase in operating income was primarily the result of a $4.4 million increase in our gross margin during the quarter ended March 31, 2015, offset, in part, by a $1.7 million increase in selling, general, and administrative expense. Our Southern region experienced a gross margin percentage of 19.9% for the quarter ended March 31, 2015 -- a 90 basis point improvement when compared to 19.0% for the quarter ended March 31, 2014. This improvement in our gross margin was primarily reflective of the increase in the average sales price of homes delivered described above and a $2.9 million increase in profit from land sales during the quarter, partially offset by higher lot and construction costs related to both the mix of homes delivered and cost increases in labor and materials associated with housing market conditions and normal supply and demand dynamics.
Selling, general and administrative expense increased $1.7 million from $9.3 million in the first quarter of 2014 to $11.0 million in the first quarter of 2015 but declined as a percentage of revenue to 11.2% for the three months ended March 31, 2015 from 11.6% for the first quarter of 2014. The increase in selling, general and administrative expense was attributable, in part, to a $1.0 million increase in selling expense associated primarily with our Austin and Dallas/Fort Worth markets, due to (1) a $0.4 million increase in variable selling expenses resulting from increases in sales commissions from the higher average sales price of homes delivered and (2) a $0.6 million increase in expenses related to start-up costs of our design centers and sales offices. The increase in selling, general and administrative expense was also attributable to a $0.7 million increase in general and administrative expense, which was primarily due to a $0.4 million increase in payroll-related and other miscellaneous expenses associated with our Austin and Dallas/Fort Worth divisions, a $0.2 million increase in land-related expenses and a $0.1 million increase in compensation expenses.
During the three months ended March 31, 2015, we experienced a 23% increase in new contracts in our Southern region, from 336 in the first quarter of 2014 to 414 for the first quarter of 2015, and a 15% increase in backlog from 510 homes at March 31, 2014 to 589 homes at March 31, 2015, primarily due to contributions from our new Austin and Dallas/Fort Worth divisions. Average sales price in backlog increased to $358,000 at March 31, 2015 from $331,000 at March 31, 2014 due to favorable shifts in product type and market mix. The increases in new contracts and backlog were primarily due to growth in our Texas operations. During the three months ended March 31, 2015, we opened six communities in our Southern region compared to five during 2014's first quarter. Our monthly absorption rate in our Southern region increased to 2.7 per community in the first quarter of 2015, compared to 2.2 per community in the first quarter of 2014.
Mid-Atlantic Region. During the three month period ended March 31, 2015, homebuilding revenue in our Mid-Atlantic region increased $4.1 million from $67.2 million in the first quarter of 2014 to $71.3 million in the first quarter of 2015. This 6% increase in homebuilding revenue was the result of a 1% increase in the average sales price of homes delivered ($4,000 per home delivered)and a $6.2 million increase in land sale revenue, offset, in part, by a 4% decrease in the number of homes delivered (9 units). Operating income, however, decreased slightly during the quarter ended March 31, 2015 compared to prior year’s first quarter, and gross margin percentage declined 70 basis points to 17.8% when compared to 18.5% for the quarter ended March 31, 2014. These declines in operating income and gross margin percentage resulted from cost increases in labor and materials associated with housing market conditions, market mix, shifts in product type, and normal supply and demand dynamics, offset, in part, by a $1.5 million increase in profit from land sales during the quarter.

Selling, general and administrative expense increased $0.3 million from $7.6 million in the first quarter of 2014 to $7.9 million in the first quarter of 2015 but declined as a percentage of revenue from 11.3% to 11.1%. The increase in selling, general and administrative expense was attributable to an increase in non-variable selling expenses associated with our sales offices and models.
During the three months ended March 31, 2015, we experienced a 1% increase in new contracts in our Mid-Atlantic region, from 272 in the first quarter of 2014 to 274 in the first quarter of 2015. Average sales price of homes in backlog increased from $334,000 at March 31, 2014 to $358,000 at March 31, 2015. However, the number of homes in backlog decreased 2% from 355 homes at March 31, 2014 to 347 homes at March 31, 2015. This decline was primarily attributable to the decline in our active and average community count compared to prior year. We opened two communities in our Mid-Atlantic region during the first quarter of 2015 compared to five during the first quarter of 2014. Our monthly absorption rate in our Mid-Atlantic region increased to 2.5 per community in the first quarter of 2015 from 2.4 per community in the first quarter of 2014 due to the decline in active community count.
Financial Services. Revenue from our mortgage and title operations increased $0.2 million (3%) from $7.9 million in the first quarter of 2014 to $8.1 million in the first quarter of 2015 mainly as a result of a 15% increase in the number of loan originations, from 493 in the first quarter of 2014 to 568 in the first quarter of 2015 and a 6% increase in the average loan amount from $252,000 in the quarter ended March 31, 2014 to $266,000 in the quarter ended March 31, 2015, offset by lower margins on our loans sold than we experienced in 2014’s first quarter.
We ended our first quarter of 2015 with a $0.3 million increase in operating income compared to 2014's first quarter, which was primarily due to the increase in our revenue discussed above and the $0.1 million decline in selling, general and administrative expense compared to 2014’s first quarter.
At March 31, 2015, M/I Financial provided financing services in all of our markets. Approximately 82% of our homes delivered during the first quarter of 2015 were financed through M/I Financial, compared to 76% in the same period in 2014. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $0.2 million, from $6.3 million in the first quarter of 2014 to $6.5 million in the first quarter of 2015. The increase was primarily due to an increase in compensation expense, as well as various other miscellaneous expense increases.
Interest Expense - Net. Interest expense for the Company increased $0.3 million, from $4.2 million in the three months ended March 31, 2014 to $4.5 million in the three months ended March 31, 2015. This increase was primarily the result of an increase in our weighted average borrowings from $401.1 million in 2014's first quarter to $502.8 million in 2015's first quarter primarily related to the increased borrowing under our Credit Facility. Partially offsetting this increase was a decline in our weighted average borrowing rate from 7.39% in the first quarter of 2014 to 6.51% for first quarter of 2015, as well as an increase in our capitalized interest related to increased land development during the first quarter of 2015 compared to prior year.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures represent our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During the three months ended March 31, 2015 and 2014, the Company earned $0.2 million and less than $0.1 million in equity in income from unconsolidated joint ventures, respectively.
Income Taxes. Our overall effective tax rate was 39.0% for the three months ended March 31, 2015 and (1.2)% for the same period in 2014. The effective rate for the three months ended March 31, 2014 was not meaningful due to the effects of the deferred tax asset valuation allowance and federal and state tax net operating losses (“NOLs”), and there is no correlation between the effective tax rate and the amount of pre-tax income for the period.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At March 31, 2015, we had $36.1 million of cash, cash equivalents and restricted cash, with $30.0 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $14.4 million increase in unrestricted cash and cash equivalents from December 31, 2014. This increase was primarily a result of our increased borrowings under our Credit Facility during the first quarter of 2015, which exceeded our increased investment in inventory. Our principal uses of cash for the three months ended March 31, 2015 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, and short-term working capital and debt service requirements, including the repayment of amounts outstanding under our credit lines. In order to fund these uses of cash, we used proceeds from home deliveries and the sale of mortgage loans, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.

We are actively acquiring and developing lots in our markets to replenish and grow our lot supply and active community count. As was the case in the first quarter of 2015, we expect our cash outlays for land purchases, land development, home construction and operating expenses will exceed our cash generated by operations during some quarterly periods in 2015 and, as a result, we expect to continue to utilize our revolving credit facility throughout the remainder of 2015.
During the first quarter of 2015, we delivered 717 homes, started 916 homes, and spent $51.2 million on land purchases and $37.7 million on land development. Based upon our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $400 million to $450 million on land purchases and land development during 2015, including the $88.9 million spent during the first three months of 2015.
We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to these land option agreements, as of March 31, 2015, we had purchase agreements to acquire $416.5 million of land and lots during the remainder of 2015 through 2021.
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
Operating Cash Flow Activities. During the three month period ended March 31, 2015, we used $29.3 million of cash in operating activities, compared to $2.1 million of cash used in operating activities during the first quarter of 2014. The net increase of $27.2 million in cash used in operating activities during the first quarter of 2015 compared to the first quarter of 2014 was primarily due to an $8.9 million increase in the change in inventory due to our increased investment in land and houses under construction compared with the prior year’s first quarter, as well as a $7.0 million net decrease in accounts payable and a $14.9 million net increase related to the amount of mortgage loan originations net of the proceeds from the sale of mortgage loans during the first quarter of 2015 compared to the prior year.

Investing Cash Flow Activities. During the first quarter of 2015, we used $0.8 million of cash in investing activities, compared to using $8.9 million of cash in investing activities during the first quarter of 2014. This $8.1 million decrease in cash usage was primarily due to reducing the amount of the increase in our investment in our unconsolidated joint ventures by $9.5 million during the first quarter of 2015 compared to the 2014’s first quarter.

Financing Cash Flow Activities. During the three months ended March 31, 2015, we generated $44.5 million of cash from financing activities, compared to using $28.4 million of cash during the first three months of 2014. The change in cash generated from financing activities was primarily due to increased borrowings under our Credit Facility.

At March 31, 2015 and December 31, 2014, our ratio of net debt to net capital was 48% and 47%, respectively, calculated as total debt minus total cash, cash equivalents and restricted cash, divided by the sum of total debt minus total cash, cash equivalents and restricted cash plus shareholders’ equity. The increase compared to December 31, 2014 was due to higher debt levels at March 31, 2014. We believe that this ratio provides useful information regarding our financial position, for understanding the leverage employed in our operations and for comparing us with other homebuilders.

We fund our operations with cash flows from operating activities, including proceeds from home deliveries, land sales and the sale of mortgage loans. We believe that these sources of cash, along with our balance of unrestricted cash and borrowings available under our credit facilities, will be sufficient to fund our currently anticipated working capital needs, investment in land and land development, construction of homes, operating expenses, planned capital spending, and debt service requirements for at least the next twelve months. In addition, we routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to seek additional capital by issuing new debt and/or equity securities to strengthen our liquidity or our long-term capital structure. The financing needs of our homebuilding and financial services operations depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, debt maturity dates, and other factors. If we seek such additional capital, there can be no assurance that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing shareholders and/or increase our interest costs.
The Company is a party to three primary credit agreements: (1) a $300 million unsecured revolving credit facility dated July 18, 2013, as amended by a First Amendment dated October 20, 2014, with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $110 million secured mortgage warehousing agreement, dated March 29, 2013, with M/I Financial as borrower, as amended (most recently on March 2, 2015) (the “MIF Mortgage Warehousing Agreement”); and (3) a $15 million mortgage repurchase agreement dated November 13, 2012, with M/I Financial as borrower, as amended (most recently on November 4, 2014) (the “MIF Mortgage Repurchase Facility”).
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of March 31, 2015:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	10/20/2018	$90,000	$180,897
Notes payable – financial services (b)	(b)	$71,723	$451

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation, which totaled $419.2 million of availability at March 31, 2015, such that the full $300 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $90 million borrowings and $29.1 million of letters of credit outstanding at March 31, 2015, leaving $180.9 million available. The commitment amount can be increased from $300 million up to $400 million in the aggregate, contingent on obtaining additional commitments from lenders. The Credit Facility has an expiration date of October 20, 2018.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements as of March 31, 2015 is $125 million. On March 2, 2015, M/I Financial entered into a second amendment of the MIF Mortgage Warehousing Agreement extending the expiration date from March 27, 2015 to June 26, 2015. The MIF Mortgage Repurchase Facility has an expiration date of November 3, 2015.

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
Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $367 million (which amount is subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum liquidity amount. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 11), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries. The guarantors for the Credit Facility are the same subsidiaries that guarantee our 8.625% Senior Notes due 2018 (the “2018 Senior Notes”), 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”), and 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”).

As of March 31, 2015, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of March 31, 2015:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$366.9	$504.8
Leverage Ratio	≤	.6	0.48
Interest Coverage Ratio	≥	1.5 to 1.0	4.0 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$151.4	$16.5
Unsold Housing Units and Model Homes	≤	1,295	852

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
The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $5.0 million to $10.0 million, for a combined letter of credit capacity of $20.0 million, of which $3.8 million was uncommitted at March 31, 2015 and could be withdrawn at any time. As of March 31, 2015, there was a total of $5.9 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $6.0 million of restricted cash.
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

On March 2, 2015, M/I Financial entered into a second amendment of the MIF Mortgage Warehousing Agreement extending the expiration date from March 27, 2015 to June 26, 2015, in order to shift the timing of the annual review by the participating lenders. We expect to extend the expiration of the MIF Mortgage Warehousing Agreement for approximately one year, on or prior to the current expiration date of June 26, 2015, but we cannot provide any assurance that we will be able to obtain such an extension.

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

As of March 31, 2015, there was $65.1 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of March 31, 2015:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.9 to 1.0
Liquidity	≥	$5.5	$9.7
Adjusted Net Income	>	$0.0	$6.7
Tangible Net Worth	≥	$11.0	$16.3

MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility with a maximum borrowing availability of

$15 million and an expiration date of November 3, 2015. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 275 or 300 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of March 31, 2015, there was $6.7 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants as of March 31, 2015.
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
The 2018 Senior Notes contain certain covenants, as more fully described and defined in the indenture, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2018 Senior Notes. As of March 31, 2015, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 7 for more information regarding the 2018 Senior Notes.

3.0% Convertible Senior Subordinated Notes. In March 2013, the Company issued $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018. The conversion rate initially equals 30.9478 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. See Note 7 for more information regarding the 2018 Convertible Senior Subordinated Notes.

3.25% Convertible Senior Subordinated Notes. In September 2012, the Company issued $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share which equates to approximately 2.4 million common shares. See Note 7 for more information regarding the 2017 Convertible Senior Subordinated Notes.

Weighted Average Borrowings. For the three months ended March 31, 2015 and 2014, our weighted average borrowings outstanding were $502.8 million and $401.1 million, respectively, including the principal amounts outstanding under our 2018 Senior Notes, our 2017 Convertible Senior Subordinated Notes and our 2018 Convertible Senior Subordinated Notes, with a weighted average interest rate of 6.51% and 7.39%, respectively. The increase in our weighted average borrowings related to an increase in borrowings under the Credit Facility during the quarter compared to 2014's first quarter. The decline in our weighted average borrowing rate was also primarily due to the increase in borrowings under the Credit Facility, which has a lower rate.

At March 31, 2015, we had $90.0 million outstanding under the Credit Facility. During the three months ended March 31, 2015, the average daily amount outstanding under the Credit Facility was $83.0 million and the maximum amount outstanding under the Credit Facility was $122.6 million. Based on our current anticipated spending on land acquisition and development in 2015, and associated increases in our investment in inventory, including land and houses under construction, we expect to borrow under the Credit Facility during the remainder of 2015, with an estimated peak amount outstanding of approximately $150 million. The actual amount borrowed in 2015 (and the estimated peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company and any repayments or redemptions of outstanding debt.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.

There were $29.1 million of letters of credit issued and outstanding under the Credit Facility at March 31, 2015. During the three months ended March 31, 2015, the average daily amount of letters of credit outstanding under the Credit Facility was $27.0 million and the maximum amount of letters of credit outstanding under the Credit Facility was $29.7 million.

At March 31, 2015, M/I Financial had $65.1 million outstanding under the MIF Mortgage Warehousing Agreement.  During the three months ended March 31, 2015, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $32.0 million and the maximum amount outstanding was $70.6 million.

At March 31, 2015, M/I Financial had $6.7 million outstanding under the MIF Mortgage Repurchase Facility.  During the three months ended March 31, 2015, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $5.4 million and the maximum amount outstanding was $14.8 million.
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
The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $150.5 million at March 31, 2015. We are permitted by the indenture to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance in our restricted payments basket. We declared and paid a quarterly dividend of $609.375 per share on our Series A Preferred Shares during each of the first quarter of 2015 and 2014 for an aggregate dividend payment of $1.2 million for each of the three months ended March 31, 2015 and 2014. The determination to pay future dividends on, and make future repurchases of our common shares and Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
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

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS
Notes 3, 5 and 6 discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.
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
Land Option Agreements.  In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both March 31, 2015 and December 31, 2014, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
At March 31, 2015, “Consolidated Inventory Not Owned” was $0.6 million, all of which related to specific performance obligations. At March 31, 2015, the corresponding liability of $0.3 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of March 31, 2015 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $33.0 million, including cash deposits of $22.2 million, prepaid acquisition costs of $4.2 million and letters of credit of $6.6 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of March 31, 2015, the Company had outstanding $125.7 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through February 2020.  Included in this total are: (1) $78.4 million of performance and maintenance bonds and $22.4 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $12.6 million of financial letters of credit; and (3) $12.3 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur.  The risks associated with these guarantees are offset by the value of the underlying assets, and the Company accrues its best estimate of the probable loss on these loans.  Additionally, the Company has provided certain other guarantees and indemnities in connection with the acquisition and development of land by our homebuilding operations.  Refer to Note 5 for additional details relating to our guarantees and indemnities.

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

The table below shows the notional amounts of our financial instruments at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2015	2014
Best-effort contracts and related committed IRLCs	$3,289	$3,072
Uncommitted IRLCs	47,236	28,028
FMBSs related to uncommitted IRLCs	47,000	41,000
Best-effort contracts and related mortgage loans held for sale	12,281	61,233
FMBSs related to mortgage loans held for sale	62,000	27,000
Mortgage loans held for sale covered by FMBSs	61,563	26,825

The table below shows the measurement of assets and liabilities at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2015	2014
Mortgage loans held for sale	$79,180	$92,794
Forward sales of mortgage-backed securities	(562)	(182)
Interest rate lock commitments	634	288
Best-efforts contracts	(107)	53
Total	$79,145	$92,953

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
Description (in thousands)	2015	2014
Mortgage loans held for sale	$358	$2,788
Forward sales of mortgage-backed securities	(380)	(565)
Interest rate lock commitments	345	721
Best-efforts contracts	(159)	(413)
Total gain recognized	$164	$2,531

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of March 31, 2015. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at March 31, 2015. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	3/31/2015
ASSETS:
Mortgage loans held for sale:
Fixed rate	$78,366	$—	$—	$—	$—	$—	$78,366	$76,723
Weighted average interest rate	3.78%	—%	—%	—%	—%	—%	3.78%
Variable rate	$2,487	$—	$—	$—	$—	$—	$2,487	$2,457
Weighted average interest rate	3.11%	—%	—%	—%	—%	—%	3.11%

LIABILITIES:
Long-term debt — fixed rate	$1,129	$1,181	$57,979	$316,728	$364	$524	$377,904	$397,258
Weighted average interest rate	4.54%	4.54%	3.34%	7.06%	3.37%	3.37%	6.48%
Short-term debt — variable rate	$161,723	$—	$—	$—	$—	$—	$161,723	$161,723
Weighted average interest rate	2.82%	—%	—%	—%	—%	—%	2.82%

ITEM 4:  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) was performed by the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common shares or Series A Preferred Shares during the three months ended March 31, 2015.

See Note 7 and the “Liquidity and Capital Resources” section above for more information regarding the limit imposed by the indenture governing our 2018 Senior Notes on our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1
Second Amendment dated March 2, 2015 to Amended and Restated Mortgage Warehousing Agreement dated as of March 29, 2013 by and among M/I Financial, as borrower, the lenders party thereto and Comerica Bank, as administrative agent. (Filed herewith.)

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

M/I Homes, Inc.
(Registrant)

Date:	April 24, 2015	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	April 24, 2015	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Second Amendment dated March 2, 2015 to Amended and Restated Mortgage Warehousing Agreement dated as of March 29, 2013 by and among M/I Financial, as borrower, the lenders party thereto and Comerica Bank, as administrative agent. (Filed herewith.)

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