Form 10-Q
period 2015-09-30
M I HOMES INC
filed 2015-10-23
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015

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
Common shares, par value $.01 per share: 24,648,864 shares outstanding as of October 21, 2015.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	September 30, 2015	December 31, 2014

ASSETS:
Cash and cash equivalents	$25,055	$15,535
Restricted cash	3,071	6,951
Mortgage loans held for sale	77,550	92,794
Inventory	1,133,414	918,589
Property and equipment - net	11,841	11,490
Investment in unconsolidated joint ventures	33,282	27,769
Deferred income taxes	70,943	94,412
Other assets	50,846	43,870
TOTAL ASSETS	$1,406,002	$1,211,410

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$95,950	$75,338
Customer deposits	18,976	11,759
Other liabilities	83,940	79,723
Community development district (“CDD”) obligations	1,159	2,571
Obligation for consolidated inventory not owned	11,418	608
Notes payable bank - homebuilding operations	156,100	30,000
Notes payable bank - financial services operations	73,239	85,379
Notes payable - other	9,363	9,518
Convertible senior subordinated notes due 2017	57,500	57,500
Convertible senior subordinated notes due 2018	86,250	86,250
Senior notes	228,769	228,469
TOTAL LIABILITIES	$822,664	$667,115

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; 2,000 shares issued and outstanding at both September 30, 2015 and December 31, 2014	$48,163	$48,163
Common shares - $.01 par value; authorized 58,000,000 shares at both September 30, 2015 and December 31, 2014; issued 27,092,723 shares at both September 30, 2015 and December 31, 2014	271	271
Additional paid-in capital	240,071	238,560
Retained earnings	343,371	308,539
Treasury shares - at cost - 2,443,859 and 2,579,813 shares at September 30, 2015 and December 31, 2014, respectively	(48,538)	(51,238)
TOTAL SHAREHOLDERS’ EQUITY	$583,338	$544,295
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,406,002	$1,211,410

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014

Revenue	$363,457	$330,767	$949,472	$847,216
Costs and expenses:
Land and housing	285,416	261,636	744,194	666,817
Impairment of inventory and investment in unconsolidated joint ventures	—	622	—	1,426
General and administrative	23,651	21,724	64,690	61,320
Selling	24,270	21,955	64,891	58,175
Equity in income of unconsolidated joint ventures	(36)	(22)	(248)	(62)
Interest	3,658	2,649	11,870	9,549
Total costs and expenses	336,959	308,564	885,397	797,225

Income before income taxes	26,498	22,203	64,075	49,991

Provision for income taxes	10,928	8,586	25,587	10,188

Net income	15,570	13,617	38,488	39,803

Preferred dividends	1,218	1,218	3,656	3,656

Net income to common shareholders	$14,352	$12,399	$34,832	$36,147

Earnings per common share:
Basic	$0.58	$0.51	$1.42	$1.48
Diluted	$0.51	$0.44	$1.25	$1.30

Weighted average shares outstanding:
Basic	24,605	24,474	24,551	24,454
Diluted	30,067	29,921	30,021	29,900

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Nine Months Ended September 30, 2015
	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2014	2,000	$48,163	24,512,910	$271	$238,560	$308,539	$(51,238)	$544,295
Net income	—	—	—	—	—	38,488	—	38,488
Dividends declared to preferred shareholders	—	—	—	—	—	(3,656)	—	(3,656)
Stock options exercised	—	—	72,640	—	(408)	—	1,443	1,035
Stock-based compensation expense	—	—	—	—	3,073	—	—	3,073
Deferral of executive and director compensation	—	—	—	—	103	—	—	103
Executive and director deferred compensation distributions	—	—	63,314	—	(1,257)	—	1,257	—
Balance at September 30, 2015	2,000	$48,163	24,648,864	$271	$240,071	$343,371	$(48,538)	$583,338

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
OPERATING ACTIVITIES:
Net income	$38,488	$39,803
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	—	1,426
Equity in income of unconsolidated joint ventures	(248)	(62)
Mortgage loan originations	(537,385)	(470,345)
Proceeds from the sale of mortgage loans	553,390	477,728
Fair value adjustment of mortgage loans held for sale	(761)	(2,556)
Capitalization of originated mortgage servicing rights	(3,789)	(3,046)
Amortization of mortgage servicing rights	729	548
Depreciation	4,823	3,733
Amortization of debt discount and debt issue costs	2,390	2,329
Stock-based compensation expense	3,073	2,504
Deferred income tax expense	23,469	17,320
Deferred tax asset valuation allowances	—	(9,291)
Change in assets and liabilities:
Cash held in escrow	265	92
Inventory	(203,144)	(196,139)
Other assets	(8,645)	(4,582)
Accounts payable	20,612	27,647
Customer deposits	7,217	2,940
Accrued compensation	(5,016)	(3,247)
Other liabilities	9,336	6,487
Net cash used in operating activities	(95,196)	(106,711)

INVESTING ACTIVITIES:
Change in restricted cash	3,615	4,912
Purchase of property and equipment	(2,003)	(2,347)
Return of capital from unconsolidated joint ventures	—	619
Investment in unconsolidated joint ventures	(10,725)	(16,818)
Net proceeds from sale of mortgage servicing rights	3,065	2,135
Net cash used in investing activities	(6,048)	(11,499)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	329,400	—
Repayment of bank borrowings - homebuilding operations	(203,300)	—
(Repayment of) net proceeds from bank borrowings - financial services operations	(12,140)	8,149
(Principal repayments of) proceeds from notes payable-other and CDD bond obligations	(155)	740
Dividends paid on preferred shares	(3,656)	(3,656)
Debt issue costs	(420)	(40)
Proceeds from exercise of stock options	1,035	1,460
Net cash provided by financing activities	110,764	6,653
Net increase (decrease) in cash and cash equivalents	9,520	(111,557)
Cash and cash equivalents balance at beginning of period	15,535	128,725
Cash and cash equivalents balance at end of period	$25,055	$17,168

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$5,705	$3,074
Income taxes	$1,694	$551

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(1,412)	$(74)
Consolidated inventory not owned	$10,810	$(75)
Distribution of single-family lots from unconsolidated joint ventures	$5,460	$10,758

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

Impact of New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period . Early adoption is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.
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
In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company believes the adoption of ASU 2015-15 will not have a material effect on its consolidated financial statements and disclosures.

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
A summary of the Company’s inventory as of September 30, 2015 and December 31, 2014 is as follows:

(In thousands)	September 30, 2015	December 31, 2014
Single-family lots, land and land development costs	$539,517	$463,198
Land held for sale	5,803	10,647
Homes under construction	488,041	371,119
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2015 - $8,052; December 31, 2014 - $7,010)	65,482	46,780
Community development district infrastructure	1,159	2,571
Land purchase deposits	21,994	23,495
Consolidated inventory not owned	11,418	779
Total inventory	$1,133,414	$918,589

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of September 30, 2015 and December 31, 2014, we had 962 homes (with a carrying value of $183.8 million) and 979 homes (with a carrying value of $186.7 million), respectively, included in homes under construction that were not subject to a sales contract.
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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Capitalized interest, beginning of period	$16,437	$14,831	$15,296	$13,802
Interest capitalized to inventory	5,006	5,161	13,466	13,141
Capitalized interest charged to land and housing costs and expenses	(4,318)	(4,281)	(11,637)	(11,232)
Capitalized interest, end of period	$17,125	$15,711	$17,125	$15,711

Interest incurred	$8,664	$7,810	$25,336	$22,690

NOTE 3. Investment in Unconsolidated Joint Ventures
Investment in Unconsolidated Joint Ventures
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During the nine month period ended September 30, 2015, we increased our total investment in such joint venture arrangements by $5.5 million from $27.8 million at December 31, 2014 to $33.3 million at September 30, 2015, which was driven primarily by our increased cash contributions to our unconsolidated joint ventures of $10.7 million, offset partially by our increased lot distributions from unconsolidated joint ventures of $5.5 million.
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
For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company’s ownership in these LLCs as of September 30, 2015 ranged from 25% to 74% and as of December 31, 2014 ranged from 25% to 61%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC.
We believe that the Company’s maximum exposure related to its investment in these unconsolidated joint ventures as of September 30, 2015 is the amount invested of $33.3 million, which is reported as Investment in Unconsolidated Joint Ventures on our Unaudited Condensed Consolidated Balance Sheets, in addition to a $2.5 million note due to the Company from one of the unconsolidated joint ventures (reported in Other Assets), although we expect to invest further amounts in these unconsolidated joint ventures as development of the properties progresses. Included in the Company’s investment in unconsolidated joint ventures at September 30, 2015 and December 31, 2014 were $0.4 million and $0.2 million, respectively, of capitalized interest and other costs.
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
As of September 30, 2015 and December 31, 2014, we have determined that one of the LLCs in which we have an interest meets the requirements of a variable interest entity (“VIE”) due to a lack of equity at risk in the entity. However, we have determined that we do not have substantive control over the VIE as we do not have the ability to control the activities that most significantly impact its economic performance. As a result, we are not required to consolidate the VIE into our financial statements, and we instead record the VIE in Investment in Unconsolidated Joint Ventures on our Unaudited Condensed Consolidated Balance Sheets.
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the Company’s 2014 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2015 and December 31, 2014, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.

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

The table below shows the notional amounts of our financial instruments at September 30, 2015 and December 31, 2014:

Description of Financial Instrument (in thousands)	September 30, 2015	December 31, 2014
Best efforts contracts and related committed IRLCs	$5,554	$3,072
Uncommitted IRLCs	79,604	28,028
FMBSs related to uncommitted IRLCs	80,000	41,000
Best efforts contracts and related mortgage loans held for sale	11,057	61,233
FMBSs related to mortgage loans held for sale	64,000	27,000
Mortgage loans held for sale covered by FMBSs	63,977	26,825
The table below shows the level and measurement of assets and liabilities measured on a recurring basis at September 30, 2015 and December 31, 2014:

Description of Financial Instrument (in thousands)	Fair Value Measurements September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$77,550	$—	$77,550	$—
Forward sales of mortgage-backed securities	(1,270)	—	(1,270)	—
Interest rate lock commitments	985	—	985	—
Best-efforts contracts	(201)	—	(201)	—
Total	$77,064	$—	$77,064	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$92,794	$—	$92,794	$—
Forward sales of mortgage-backed securities	(182)	—	(182)	—
Interest rate lock commitments	288	—	288	—
Best-efforts contracts	53	—	53	—
Total	$92,953	$—	$92,953	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2015	2014	2015	2014
Mortgage loans held for sale	$1,585	$(959)	$761	$2,556
Forward sales of mortgage-backed securities	(2,520)	398	(1,088)	(786)
Interest rate lock commitments	924	(144)	696	753
Best-efforts contracts	(125)	164	(253)	(428)
Total (loss) gain recognized	$(136)	$(541)	$116	$2,095

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	September 30, 2015		September 30, 2015
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$1,270
Interest rate lock commitments	Other assets	985	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	201
Total fair value measurements		$985		$1,471

	Asset Derivatives		Liability Derivatives
	December 31, 2014		December 31, 2014
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$182
Interest rate lock commitments	Other assets	288	Other liabilities	—
Best-efforts contracts	Other assets	58	Other liabilities	5
Total fair value measurements		$346		$187
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
The table below shows the level and measurement of the Company's assets measured on a non-recurring basis as of and for the three and nine months ended September 30, 2015 and 2014:

		Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	Hierarchy	2015	2014 (2)	2015	2014 (2)

Adjusted basis of inventory (1)	Level 3	$—	$76	$—	$1,605
Total losses		—	622	—	1,426

Initial basis of inventory		$—	$698	$—	$3,031

(1)	The fair values in the table above represent only assets whose carrying values were adjusted in the respective period.

(2)	The carrying values for these assets may have subsequently increased or decreased from the fair value reported due to activities that have occurred since the measurement date.
Investment In Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting

Policies - Investment in Unconsolidated Joint Ventures” in the Company’s 2014 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and nine months ended September 30, 2015 and 2014, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	September 30, 2015		December 31, 2014
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$28,126	$28,126	$22,486	$22,486
Mortgage loans held for sale	77,550	77,550	92,794	92,794
Split dollar life insurance policies	202	202	187	187
Notes receivable	3,172	3,107	4,288	3,793
Commitments to extend real estate loans	985	985	289	289
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	—	—	58	58
Liabilities:
Notes payable - homebuilding operations	156,100	156,100	30,000	30,000
Notes payable - financial services operations	73,239	73,239	85,379	85,379
Notes payable - other	9,363	10,201	9,518	9,089
Convertible senior subordinated notes due 2017	57,500	63,969	57,500	67,634
Convertible senior subordinated notes due 2018	86,250	84,956	86,250	87,544
Senior notes due 2018	228,769	234,025	228,469	239,488
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	201	201	—	—
Forward sales of mortgage-backed securities	1,270	1,270	182	182
Off-Balance Sheet Financial Instruments:
Letters of credit	—	837	—	881
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at September 30, 2015 and December 31, 2014:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, 2017 Convertible Senior Subordinated Notes, 2018 Convertible Senior Subordinated Notes and 2018 Senior Notes. The fair value of these financial instruments was determined based upon market quotes at September 30, 2015 and December 31, 2014. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policies and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended September 30, 2015 fluctuated with the Alternate Base Rate or the Eurodollar Rate for the Company’s $400 million unsecured revolving credit facility dated July 18, 2013, as amended on October 20, 2014 (the “Credit Facility”), and thus the carrying value is a reasonable estimate of fair value. Refer to Note 7 for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC (“M/I Financial”) is a party to two credit agreements: (1) a $110 million secured mortgage warehousing agreement, dated March 29, 2013, as most recently amended on June 26, 2015 (the “MIF Mortgage Warehousing Agreement”); and (2) a $15 million mortgage repurchase agreement dated November 13, 2012, as most recently amended on November 4, 2014 (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the third quarter of 2015 fluctuated with LIBOR. Refer to Note 7 for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
Letters of Credit. Letters of credit of $37.7 million and $33.6 million represent potential commitments at September 30, 2015 and December 31, 2014, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.
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
A summary of warranty activity for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Warranty reserves, beginning of period	$10,638	$11,220	$12,671	$12,291
Warranty expense on homes delivered during the period	2,263	1,923	5,847	4,962
Changes in estimates for pre-existing warranties	905	1,047	1,580	1,937
Settlements made during the period	(3,328)	(3,508)	(9,620)	(8,508)
Warranty reserves, end of period	$10,478	$10,682	$10,478	$10,682

Guarantees
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $18.9 million and $33.4 million were covered under these guarantees as of September 30, 2015 and December 31, 2014, respectively.  The decrease in loans covered by these guarantees from December 31, 2014 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at September 30, 2015, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $7.2 million and $9.1 million at September 30, 2015 and December 31, 2014, respectively. The risk associated with the guarantees above is offset by the value of the underlying assets. The decrease from December 31, 2014 was due to M/I Financial reaching a settlement agreement with one of its investors during the first quarter of 2015 which substantially eliminated any liability to repurchase or indemnify loans associated with the loan purchase agreement.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of September 30, 2015 and December 31, 2014, the total of all loans indemnified to third party insurers relating to the above agreements was $2.2 million and $2.0 million . The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company has recorded a liability relating to the guarantees described above totaling $2.2 million and $2.9 million at September 30, 2015 and December 31, 2014, respectively, which is management’s best estimate of the Company’s liability.
At September 30, 2015, the Company had outstanding $230.0 million aggregate principal amount of 8.625% Senior Notes due 2018 (the “2018 Senior Notes”), $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) and $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”). The Company’s obligations under the 2018 Senior Notes and the Credit Facility are fully and unconditionally guaranteed jointly and severally on a senior unsecured basis by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 11), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture for the 2018 Senior Notes. The Company’s obligations under the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are guaranteed jointly and severally on a senior subordinated unsecured basis by the same subsidiaries of the Company that are guarantors of the 2018 Senior Notes and the Credit Facility (the “Guarantor Subsidiaries”). Refer to Note 7 for a description of the guarantees of the Credit Facility.
NOTE 6. Commitments and Contingencies
At September 30, 2015, the Company had outstanding approximately $150.8 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2026. Included in this total are: (1) $101.2 million of performance and maintenance bonds and $25.3 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $12.4 million of financial letters of credit, of which $6.5 million represent deposits on land and lot purchase agreements; and (3) $11.9 million of financial bonds.

At September 30, 2015, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $495.2 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
The Company and certain of its subsidiaries have been named as defendants in certain claims, complaints and legal actions that are incidental to our business. Certain of the liabilities resulting from these matters are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such matters are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters. However, it is possible that the costs to resolve these matters could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which the matters are resolved. At September 30, 2015 and December 31, 2014, we had $0.5 million and $0.2 million accrued for legal expenses, respectively.

NOTE 7. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $400 million, including a $125 million sub-facility for letters of credit. The Credit Facility matures on October 20, 2018. Interest on amounts borrowed under the Credit Facility is payable at either the Alternate Base Rate plus an initial margin of 150 basis points, or at the Eurodollar Rate plus a margin of 250 basis points, in each case subject to adjustment based on the Company's leverage ratio. The Credit Facility also contains certain financial covenants. At September 30, 2015, the Company was in compliance with all financial covenants of the Credit Facility. During the third quarter of 2015, the Company exercised an accordion feature provided for within the Credit Facility, increasing the total revolving commitment under the Credit Facility from $300 million to $400 million by obtaining additional commitments from existing lenders.
At September 30, 2015, borrowing availability under the Credit Facility in accordance with the borrowing base calculation was $523.4 million and, as a result, the full amount of the $400 million facility was available. At September 30, 2015, there were $156.1 million of borrowings outstanding and $34.7 million of letters of credit outstanding, leaving net remaining borrowing availability of $209.2 million.
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
The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”), with maturity dates ranging from August 31, 2016 to June 1, 2017. During the three months ended September 30, 2015, the Company extended the maturity dates on two of the Letter of Credit Facilities for an additional year to August 31, 2016 and September 30, 2016, while also reducing the maximum available amount under the facility maturing on August 31, 2016 from $5.0 million to $3.0 million and the facility maturing on September 30, 2016 from $10.0 million to $4.0 million. The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $3.0 million to $5.0 million, for a combined letter of credit capacity of $12.0 million, of which $4.8 million was uncommitted at September 30, 2015 and could be withdrawn at any time. At September 30, 2015 and December 31, 2014, there was $2.9 million and $6.5 million of outstanding letters of credit in aggregate under the Company’s three Letter of Credit Facilities, respectively, which were collateralized with $3.0 million and $6.6 million of the Company’s cash, respectively.
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial and provides a maximum borrowing availability of $110 million and an accordion feature which allows for an increase of the maximum borrowing availability of up to an additional $20 million (subject to certain conditions, including obtaining additional commitments from existing or new lenders). The maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines is $150 million. The agreement also contains certain financial covenants. At September 30, 2015, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement matures on June 24, 2016. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 250 basis points and (2) 2.75%.
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

At September 30, 2015 and December 31, 2014, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $125.0 million. At September 30, 2015 and December 31, 2014, M/I Financial had $73.2 million and $85.4 million outstanding on a combined basis under its credit facilities, respectively, and was in compliance with all financial covenants of those agreements for both periods.
Senior Notes
As of both September 30, 2015 and December 31, 2014, we had $230.0 million of our 2018 Senior Notes outstanding. The 2018 Senior Notes bear interest at a rate of 8.625% per year, payable semiannually in arrears on May 15 and November 15 of each year, and mature on November 15, 2018. The 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness. The 2018 Senior Notes are effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The 2018 Senior Notes contain certain covenants, as more fully described and defined in the indenture, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2018 Senior Notes. As of September 30, 2015, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2018 Senior Notes are fully and unconditionally guaranteed jointly and severally on a senior unsecured basis by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 11), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture for the 2018 Senior Notes. As of September 30, 2015, the guarantors for the 2018 Senior Notes are the same subsidiaries that guarantee the Credit Facility, the 2017 Convertible Senior Subordinated Notes, and the 2018 Convertible Senior Subordinated Notes.
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
The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $40.0 million (1) plus 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) since October 1, 2010, excluding the income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from the sale of qualified equity interests, plus other items and subject to other exceptions. The restricted payments basket was $159.6 million and $148.6 million at September 30, 2015 and December 31, 2014, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares or Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
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
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $9.4 million and $9.5 million as of September 30, 2015 and December 31, 2014, respectively.  The balance consists primarily of a mortgage note payable with a $4.0 million principal balance outstanding at September 30, 2015 (and $4.3 million principal balance outstanding at December 31, 2014), which is secured by an office building, matures in 2017 and carries an interest rate of 8.1%. The remaining balance is made up of other notes payable incurred through the normal course of business.

NOTE 8. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
NUMERATOR
Net income	$15,570	$13,617	$38,488	$39,803
Preferred stock dividends	(1,218)	(1,218)	(3,656)	(3,656)
Net income to common shareholders	14,352	12,399	34,832	36,147
Interest on 3.25% convertible senior subordinated notes due 2017	372	368	1,117	1,110
Interest on 3.00% convertible senior subordinated notes due 2018	502	496	1,507	1,497
Diluted income available to common shareholders	$15,226	$13,263	$37,456	$38,754
DENOMINATOR
Basic weighted average shares outstanding	24,605	24,474	24,551	24,454
Effect of dilutive securities:
Stock option awards	244	214	238	223
Deferred compensation awards	133	148	147	138
3.25% convertible senior subordinated notes due 2017	2,416	2,416	2,416	2,416
3.00% convertible senior subordinated notes due 2018	2,669	2,669	2,669	2,669
Diluted weighted average shares outstanding - adjusted for assumed conversions	30,067	29,921	30,021	29,900
Earnings per common share:
Basic	$0.58	$0.51	$1.42	$1.48
Diluted	$0.51	$0.44	$1.25	$1.30
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	1,460	1,286	1,443	1,243
For the three and nine months ended September 30, 2015 and 2014, the effect of convertible debt was included in the diluted earnings per share calculations.
NOTE 9. Income Taxes
During the three and nine months ended September 30, 2015, the Company recorded a tax provision of $10.9 million and $25.6 million, respectively, which reflects income tax expense related to the period’s pre-tax earnings. The effective tax rate for the three and nine months ended September 30, 2015 was 41.2% and 39.9%, respectively. During the three and nine months ended September 30, 2014, the Company recorded a tax provision of $8.6 million and $10.2 million, respectively, which reflects income tax expense related to the period’s pre-tax earnings, as well as a benefit of $9.3 million from the reversal of our state deferred tax asset valuation allowance for the nine months ended September 30, 2014. The effective tax rate for the three and nine months ended September 30, 2014 was 38.7% and 20.4%, respectively, which was not meaningful due to the effects of the deferred tax asset valuation allowance and federal and state tax net operating losses (“NOLs”), and there was no correlation between the effective tax rate and the amount of pre-tax income for the period.
At September 30, 2015, the Company had federal NOL carryforwards of approximately $29.5 million and federal credit carryforwards of $8.6 million. Our federal NOL carryforwards may be carried forward from one to 17 years to offset future taxable income with the federal carryforward benefits beginning to expire in 2028. The Company had $9.5 million of state NOL carryforwards at September 30, 2015. Our state NOLs may be carried forward from one to 17 years, depending on the tax jurisdiction, with $3.4 million expiring between 2022 and 2027 and $6.1 million expiring between 2028 and 2032, absent sufficient state taxable income.

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
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana	Houston, Texas	Raleigh, North Carolina
Chicago, Illinois	San Antonio, Texas
Austin, Texas
Dallas/Fort Worth, Texas

The following table shows, by segment: revenue, operating income and interest expense for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Revenue:
Midwest homebuilding	$128,121	$118,319	$331,479	$283,472
Southern homebuilding	137,185	118,150	341,139	299,472
Mid-Atlantic homebuilding	88,875	86,718	250,546	242,357
Financial services (a)	9,276	7,580	26,308	21,915
Total revenue	$363,457	$330,767	$949,472	$847,216

Operating income:
Midwest homebuilding (b)	$13,511	$12,802	$33,526	$26,771
Southern homebuilding	13,860	10,215	30,421	24,741
Mid-Atlantic homebuilding	6,350	6,511	19,376	18,888
Financial services (a)	4,856	3,804	15,425	12,204
Less: Corporate selling, general and administrative expense	(8,457)	(8,502)	(23,051)	(23,126)
Total operating income	$30,120	$24,830	$75,697	$59,478

Interest expense:
Midwest homebuilding	$649	$450	$2,536	$2,211
Southern homebuilding	1,649	968	5,185	3,927
Mid-Atlantic homebuilding	948	829	3,011	2,392
Financial services (a)	412	402	1,138	1,019
Total interest expense	$3,658	$2,649	$11,870	$9,549

Equity in income of unconsolidated joint ventures	(36)	(22)	(248)	(62)

Income before income taxes	$26,498	$22,203	$64,075	$49,991

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage re-financing.

(b)
For the three months ended September 30, 2014, the impact of charges relating to the impairment of future communities in the Midwest region reduced operating income by $0.6 million. For the nine months ended September 30, 2014, the impact of charges relating to the impairment of operating and future communities in the Midwest region reduced operating income by $0.8 million and $0.6 million, respectively.

The following tables show total assets by segment at September 30, 2015 and December 31, 2014:

	September 30, 2015
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,092	$14,940	$3,962	$—	$21,994
Inventory (a)	366,677	423,588	321,155	—	1,111,420
Investments in unconsolidated joint ventures	5,783	27,499	—	—	33,282
Other assets	10,208	29,001	8,081	192,016	239,306
Total assets	$385,760	$495,028	$333,198	$192,016	$1,406,002

	December 31, 2014
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,573	$14,752	$4,170	$—	$23,495
Inventory (a)	303,037	331,938	260,119	—	895,094
Investments in unconsolidated joint ventures	1,764	26,005	—	—	27,769
Other assets	7,933	16,829	7,536	232,754	265,052
Total assets	$317,307	$389,524	$271,825	$232,754	$1,211,410

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
As of September 30, 2015, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture for the 2018 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$354,181	$9,276	$—	$363,457
Costs and expenses:
Land and housing	—	285,416	—	—	285,416
General and administrative	—	19,080	4,571	—	23,651
Selling	—	24,270	—	—	24,270
Equity in income of unconsolidated joint ventures	—	—	(36)	—	(36)
Interest	—	3,246	412	—	3,658
Total costs and expenses	—	332,012	4,947	—	336,959

Income before income taxes	—	22,169	4,329	—	26,498

Provision for income taxes	—	9,531	1,397	—	10,928

Equity in subsidiaries	15,570	—	—	(15,570)	—

Net income	15,570	12,638	2,932	(15,570)	15,570

Preferred dividends	1,218	—	—	—	1,218

Net income to common shareholders	$14,352	$12,638	$2,932	$(15,570)	$14,352

	Three Months Ended September 30, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$323,187	$7,580	$—	$330,767
Costs and expenses:
Land and housing	—	261,636	—	—	261,636
Impairment of inventory and investment in unconsolidated joint ventures	—	622		—	622
General and administrative	—	17,811	3,913	—	21,724
Selling	—	21,955	—	—	21,955
Equity in income of unconsolidated joint ventures	—	—	(22)	—	(22)
Interest	—	2,248	401	—	2,649
Total costs and expenses	—	304,272	4,292	—	308,564

Income before income taxes	—	18,915	3,288	—	22,203

Provision for income taxes	—	7,428	1,158	—	8,586

Equity in subsidiaries	13,617	—	—	(13,617)	—

Net income	13,617	11,487	2,130	(13,617)	13,617

Preferred dividends	1,218	—	—	—	1,218

Net income to common shareholders	$12,399	$11,487	$2,130	$(13,617)	$12,399

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$923,164	$26,308	$—	$949,472
Costs and expenses:
Land and housing	—	744,194	—	—	744,194
General and administrative	—	53,334	11,356	—	64,690
Selling	—	64,891	—	—	64,891
Equity in income of unconsolidated joint ventures	—	—	(248)	—	(248)
Interest	—	10,732	1,138	—	11,870
Total costs and expenses	—	873,151	12,246	—	885,397

Income before income taxes	—	50,013	14,062	—	64,075

Provision for income taxes	—	20,690	4,897	—	25,587

Equity in subsidiaries	38,488	—	—	(38,488)	—

Net income	38,488	29,323	9,165	(38,488)	38,488

Preferred dividends	3,656	—	—	—	3,656

Net income to common shareholders	$34,832	$29,323	$9,165	$(38,488)	$34,832

	Nine Months Ended September 30, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$825,301	$21,915	$—	$847,216
Costs and expenses:
Land and housing	—	666,817	—	—	666,817
Impairment of inventory and investment in unconsolidated joint ventures	—	1,426	—	—	1,426
General and administrative	—	51,159	10,161	—	61,320
Selling	—	58,175	—	—	58,175
Equity in income of unconsolidated joint ventures	—	—	(62)	—	(62)
Interest	—	8,530	1,019	—	9,549
Total costs and expenses	—	786,107	11,118	—	797,225

Income before income taxes	—	39,194	10,797	—	49,991

Provision for income taxes	—	5,991	4,197	—	10,188

Equity in subsidiaries	39,803	—	—	(39,803)	—

Net income	39,803	33,203	6,600	(39,803)	39,803

Preferred dividends	3,656	—	—	—	3,656

Net income to common shareholders	$36,147	$33,203	$6,600	$(39,803)	$36,147

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$7,870	$17,185	$—	$25,055
Restricted cash	—	3,071	—	—	3,071
Mortgage loans held for sale	—		77,550	—	77,550
Inventory	—	1,133,414	—	—	1,133,414
Property and equipment - net	—	11,567	274	—	11,841
Investment in unconsolidated joint ventures	—	12,066	21,216	—	33,282
Deferred income taxes, net of valuation allowances	—	70,880	63	—	70,943
Investment in subsidiaries	612,528	—	—	(612,528)	—
Intercompany assets	335,724	—	—	(335,724)	—
Other assets	7,605	29,156	14,085	—	50,846
TOTAL ASSETS	$955,857	$1,268,024	$130,373	$(948,252)	$1,406,002

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$95,107	$843	$—	$95,950
Customer deposits	—	18,976	—	—	18,976
Intercompany liabilities	—	313,762	21,962	(335,724)	—
Other liabilities	—	76,876	7,064	—	83,940
Community development district obligations	—	1,159	—	—	1,159
Obligation for consolidated inventory not owned	—	11,418	—	—	11,418
Notes payable bank - homebuilding operations	—	156,100	—	—	156,100
Notes payable bank - financial services operations	—	—	73,239	—	73,239
Notes payable - other	—	9,363	—	—	9,363
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Senior notes	228,769	—	—	—	228,769
TOTAL LIABILITIES	372,519	682,761	103,108	(335,724)	822,664

SHAREHOLDERS’ EQUITY	583,338	585,263	27,265	(612,528)	583,338

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$955,857	$1,268,024	$130,373	$(948,252)	$1,406,002

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$3,872	$11,663	$—	$15,535
Restricted cash	—	6,951	—	—	6,951
Mortgage loans held for sale	—	—	92,794	—	92,794
Inventory	—	918,589	—	—	918,589
Property and equipment - net	—	11,189	301	—	11,490
Investment in unconsolidated joint ventures	—	15,033	12,736	—	27,769
Deferred income taxes, net of valuation allowances	—	94,088	324	—	94,412
Investment in subsidiaries	576,468	—	—	(576,468)	—
Intercompany assets	330,786	—	—	(330,786)	—
Other assets	9,260	24,378	10,232	—	43,870
TOTAL ASSETS	$916,514	$1,074,100	$128,050	$(907,254)	$1,211,410

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$74,344	$994	$—	$75,338
Customer deposits	—	11,759	—	—	11,759
Intercompany liabilities	—	314,946	15,840	(330,786)	—
Other liabilities	—	74,413	5,310	—	79,723
Community development district obligations	—	2,571	—	—	2,571
Obligation for consolidated inventory not owned	—	608	—	—	608
Notes payable bank - homebuilding operations	—	30,000	—	—	30,000
Notes payable bank - financial services operations	—	—	85,379	—	85,379
Notes payable - other	—	9,518	—	—	9,518
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Senior notes	228,469	—	—	—	228,469
TOTAL LIABILITIES	372,219	518,159	107,523	(330,786)	667,115

SHAREHOLDERS’ EQUITY	544,295	555,941	20,527	(576,468)	544,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$916,514	$1,074,100	$128,050	$(907,254)	$1,211,410

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$2,428	$(114,357)	$19,161	$(2,428)	$(95,196)

INVESTING ACTIVITIES:
Restricted cash	—	3,615	—	—	3,615
Purchase of property and equipment	—	(1,939)	(64)	—	(2,003)
Intercompany investing	193	—	—	(193)	—
Investments in and advances to unconsolidated joint ventures	—	(2,728)	(7,997)	—	(10,725)
Net proceeds from the sale of mortgage servicing rights	—	—	3,065	—	3,065
Net cash provided by (used in) investing activities	193	(1,052)	(4,996)	(193)	(6,048)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	329,400	—	—	329,400
Principal repayments of bank borrowings - homebuilding operations	—	(203,300)	—	—	(203,300)
Net proceeds from bank borrowings - financial services operations	—	—	(12,140)	—	(12,140)
Principal proceeds from notes payable - other and CDD bond obligations	—	(155)	—	—	(155)
Proceeds from exercise of stock options	1,035	—	—	—	1,035
Intercompany financing	—	(6,158)	5,965	193	—
Dividends paid	(3,656)	—	(2,428)	2,428	(3,656)
Debt issue costs	—	(380)	(40)	—	(420)
Net cash (used in) provided by financing activities	(2,621)	119,407	(8,643)	2,621	110,764

Net increase in cash and cash equivalents	—	3,998	5,522	—	9,520
Cash and cash equivalents balance at beginning of period	—	3,872	11,663	—	15,535
Cash and cash equivalents balance at end of period	$—	$7,870	$17,185	$—	$25,055

	Nine Months Ended September 30, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$8,275	$(124,022)	$17,311	$(8,275)	$(106,711)

INVESTING ACTIVITIES:
Restricted cash	—	4,912	—	—	4,912
Purchase of property and equipment	—	(2,222)	(125)	—	(2,347)
Investments in and advances to unconsolidated joint ventures	—	(12,080)	(4,738)	—	(16,818)
Net proceeds from the sale of mortgage servicing rights	—	—	2,135	—	2,135
Return of capital from unconsolidated joint ventures	—	—	619	—	619
Net cash used in investing activities	—	(9,390)	(2,109)	—	(11,499)

FINANCING ACTIVITIES:
Net repayments from bank borrowings - financial services operations	—	14,400	(6,251)	—	8,149
Principal repayments from notes payable - other and CDD bond obligations	—	740	—	—	740
Proceeds from exercise of stock options	1,460	—	—	—	1,460
Intercompany financing	(6,079)	8,676	(2,597)	—	—
Dividends paid	(3,656)	—	(8,275)	8,275	(3,656)
Debt issue costs	—	—	(40)	—	(40)
Net cash (used in) provided by financing activities	(8,275)	23,816	(17,163)	8,275	6,653

Net decrease in cash and cash equivalents	—	(109,596)	(1,961)	—	(111,557)
Cash and cash equivalents balance at beginning of period	—	113,407	15,318	—	128,725
Cash and cash equivalents balance at end of period	$—	$3,811	$13,357	$—	$17,168

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 93,000 homes since we commenced homebuilding activities in 1976.  The Company’s homes are marketed and sold under the M/I Homes and Showcase Collection (exclusively by M/I Homes) brands. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended September 30, 2015 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Form 10-K.

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
Austin, Texas
Dallas/Fort Worth, Texas
Overview
In the nine months ended September 30, 2015, we experienced generally favorable demand for new homes in most of our markets, reflecting positive underlying demographic and economic trends, including low interest rates and improved consumer confidence, employment levels and mortgage availability. These favorable conditions and the continued execution of our strategic business initiatives enabled us to achieve improvements in the quarter and nine months ended September 30, 2015 compared to the same periods in 2014 for many of our financial and operating metrics, including total revenue, gross margin, pre-tax income, new contracts, homes delivered, average sales price of homes delivered, number of homes in backlog, sales value in backlog, and the number of active communities.
For the quarter ended September 30, 2015, we recorded net income to common shareholders of $14.4 million ($0.51 per diluted share) compared to net income to common shareholders of $12.4 million ($0.44 per diluted share) for the three months ended September 30, 2014. For the nine months ended September 30, 2015, we recorded net income to common shareholders of $34.8 million ($1.25 per diluted share) compared to net income to common shareholders of $36.1 million ($1.30 per diluted share) for the nine months ended September 30, 2014. Excluding a $9.3 million, or $0.31 per diluted share, benefit in 2014's first nine months from the reversal of our remaining state deferred tax valuation allowance, our net income to common shareholders and diluted earnings per share improved 29.7% and 26.3%, respectively, in the nine months ended September 30, 2015 compared to the same period in 2014.
Summary of Company Financial Results
During the quarter ended September 30, 2015, we recorded record high total revenue of $363.5 million, of which $346.6 million was from homes delivered, $7.6 million was from land sales and $9.3 million was from our financial services operations. Revenue from homes delivered increased 10% in 2015's third quarter compared to the same period in 2014 driven primarily by a 9% increase in the average sales price of homes delivered ($29,000 per home delivered). During the nine months ended September 30, 2015, we recorded record high total revenue of $949.5 million, of which $891.7 million was from homes delivered, $31.5 million was from land sales and $26.3 million was from our financial services operations. Revenue from homes delivered increased 10% in the nine months ended September 30, 2015 compared to the same period in 2014 driven primarily by a 10% increase in the average sales price of homes delivered ($30,000 per home delivered). Revenue from land sales increased $15.6 million during 2015's first nine months primarily due to land sales in both our Southern and Mid-Atlantic regions compared to 2014 (as our homebuilding operations generate revenue from the sale of land in the normal course of operations). Revenue in our financial services segment increased 22% to $9.3 million and 20% to $26.3 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 due to the factors discussed below in our “Year Over Year Comparison” section.
Total gross margin increased $9.5 million in the third quarter of 2015 compared to the third quarter of 2014 as a result of a $7.8 million improvement in the gross margin of our homebuilding operations and a $1.7 million improvement in the gross margin of our financial services operations. The improvement in the gross margin of our homebuilding operations was primarily due to a $7.9 million improvement in housing gross margin compared to 2014's third quarter. The increase in housing gross margin resulted primarily from the 9% increase in the average sales price of homes delivered ($29,000 per home delivered). For the nine months ended September 30, 2015, total gross margin increased $26.3 million compared to the nine months ended September 30, 2014 as a result of a $21.9 million improvement in the gross margin of our homebuilding operations and a $4.4 million improvement in the gross margin of our financial services operations. The improvement in the gross margin of our homebuilding operations during the nine months ended September 30, 2015 was primarily due to a $18.3 million improvement in housing gross margin compared to 2014's first nine months and a $3.6 million improvement in gross margin from strategic land sales made during the first quarter of 2015. The increase in housing gross margin resulted primarily from the 10% increase in the average sales price of homes delivered ($30,000 per home delivered). We believe the increased sales prices during the three and nine months ended September 30, 2015 were driven primarily by better pricing leverage in select locations and submarkets and shifts in both product and community mix. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. As a result, housing gross margin may fluctuate up or down depending on the mix of communities delivering homes. The pricing improvements were partially offset by higher average lot and construction costs related to cost increases associated with homebuilding industry conditions and normal supply and demand dynamics. During the three and nine months ended September 30, 2015 and 2014, we were able to pass a majority of the higher construction costs to our homebuyers in the form of higher sales prices. However, we cannot provide any assurance that our ability to pass such cost increases to our homebuyers through higher sales prices will continue.
For the three months ended September 30, 2015, selling, general and administrative expense increased $4.2 million, which partially offset the increase in our gross margin discussed above, but remained flat as a percentage of revenue at 13.2% in the third quarter of 2015 and the third quarter of 2014. Selling expense increased $2.3 million from 2014's third quarter and increased slightly as a percentage of revenue to 6.7% in 2015's third quarter compared to 6.6% for the same period in 2014. Variable selling expense for sales commissions contributed $2.0 million to the increase due to the higher average sales price. The increase in selling expense was also attributable to a $0.3 million increase in non-variable selling expense primarily related to start-up costs associated with our sales offices and models in our Austin and Dallas/Fort Worth markets as a result of our increased community count. General and administrative expense increased $1.9 million the third quarter of 2014 but improved slightly as a percentage of revenue from 6.6% in the third quarter of 2014 to 6.5% in the same period in 2015. This dollar increase was primarily due to a $1.1 million increase in compensation expense, a $0.4 million increase associated with our Austin and Dallas/Fort Worth markets, and $0.4 million increase in land related expenses.
For the nine months ended September 30, 2015, selling, general and administrative expense increased $10.1 million but improved as a percentage of revenue to 13.6% in the nine months ended September 30, 2015 compared to 14.1% in the 2014's first nine months. Selling expense increased $6.7 million to $64.9 million from $58.2 million in 2014's first nine months but improved slightly as a percentage of revenue to 6.8% in 2015's first nine months compared to 6.9% for the same period in 2014. Variable selling expense for sales commissions contributed $4.4 million to the increase due to the higher average sales price. The increase in selling expense was also attributable to a $2.3 million increase in non-variable selling expense related to expenses associated with our sales offices and models, $1.3 million of which related to start-up costs associated with our sales offices and models in our Austin and Dallas/Fort Worth markets. General and administrative expense increased $3.4 million, from $61.3 million in the nine months ended September 30, 2014 to $64.7 million in 2015's first nine months but improved as a percentage of revenue from 7.2% in the nine months ended September 30, 2014 to 6.8% in 2015's first nine months. This dollar increase was primarily due to a $1.1 million increase associated with our Austin and Dallas/Fort Worth markets, a $1.3 million increase in equity and variable incentive compensation expense, a $0.4 million increase in expenses related to mortgage loans sold, and a $0.6 million increase in real estate tax expense compared to prior year. We continue to focus on controlling our selling, general and administrative expense.
Outlook
We believe that low interest rates and improved consumer confidence, employment levels and mortgage availability will continue to support a modestly higher level of demand in the housing market through the remainder of 2015 and into 2016. We remain focused on increasing our profitability by generating additional revenue and improving overhead operating leverage, continuing to expand our market share, and investing in attractive land and/or new market opportunities.

Given our expectations with respect to the housing market and homebuilding industry conditions, and our focus on improving long-term results, we will continue to emphasize the following strategic business objectives:

•	profitably growing our presence in our existing markets, including opening new communities;

•	reviewing new markets for investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.
Consistent with these objectives, we took a number of steps during the nine months ended September 30, 2015 to position the Company for continued improvement through the remainder of 2015 and beyond, including investing $177.5 million in land acquisitions and $145.4 million in land development to help grow our presence in our existing markets. We currently estimate that we will spend approximately $425 million to $450 million on land purchases and land development in 2015. However, given varying results in each of our local markets, we will continue to adjust our strategies and investments based on housing demand and our performance in each of our markets. We opened 42 communities and closed 26 communities in the nine months ended September 30, 2015, ending 2015's first nine months with a total of 166 communities.
Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics will continue in the future.

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Revenue:
Midwest homebuilding	$128,121	$118,319	$331,479	$283,472
Southern homebuilding	137,185	118,150	341,139	299,472
Mid-Atlantic homebuilding	88,875	86,718	250,546	242,357
Financial services (a)	9,276	7,580	26,308	21,915
Total revenue	$363,457	$330,767	$949,472	$847,216

Gross margin:
Midwest homebuilding	$25,170	$22,848	$64,728	$54,627
Southern homebuilding	28,025	22,563	68,716	57,959
Mid-Atlantic homebuilding	15,570	15,518	45,526	44,472
Financial services (a)	9,276	7,580	26,308	21,915
Total gross margin	$78,041	$68,509	$205,278	$178,973

Selling, general and administrative expense:
Midwest homebuilding	$11,659	$10,046	$31,202	$27,856
Southern homebuilding	14,165	12,348	38,295	33,218
Mid-Atlantic homebuilding	9,220	9,007	26,150	25,584
Financial services (a)	4,420	3,776	10,883	9,711
Corporate	8,457	8,502	23,051	23,126
Total selling, general and administrative expense	$47,921	$43,679	$129,581	$119,495

Operating income (loss):
Midwest homebuilding	$13,511	$12,802	$33,526	$26,771
Southern homebuilding	13,860	10,215	30,421	24,741
Mid-Atlantic homebuilding	6,350	6,511	19,376	18,888
Financial services (a)	4,856	3,804	15,425	12,204
Corporate	(8,457)	(8,502)	(23,051)	(23,126)
Total operating income	$30,120	$24,830	$75,697	$59,478

Interest expense:
Midwest homebuilding	$649	$450	$2,536	$2,211
Southern homebuilding	1,649	968	5,185	3,927
Mid-Atlantic homebuilding	948	829	3,011	2,392
Financial services (a)	412	402	1,138	1,019
Total interest expense	$3,658	$2,649	$11,870	$9,549

Equity in income of unconsolidated joint ventures	(36)	(22)	(248)	(62)

Income before income taxes	$26,498	$22,203	$64,075	$49,991

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at September 30, 2015 and December 31, 2014:

	At September 30, 2015
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,092	$14,940	$3,962	$—	$21,994
Inventory (a)	366,677	423,588	321,155	—	1,111,420
Investments in unconsolidated joint ventures	5,783	27,499	—	—	33,282
Other assets	10,208	29,001	8,081	192,016	239,306
Total assets	$385,760	$495,028	$333,198	$192,016	$1,406,002

	At December 31, 2014
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,573	$14,752	$4,170	$—	$23,495
Inventory (a)	303,037	331,938	260,119	—	895,094
Investments in unconsolidated joint ventures	1,764	26,005	—	—	27,769
Other assets	7,933	16,829	7,536	232,754	265,052
Total assets	$317,307	$389,524	$271,825	$232,754	$1,211,410

(a)
Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Midwest Region
Homes delivered	363	381	962	931
New contracts, net	341	325	1,158	1,093
Backlog at end of period	701	707	701	707
Average sales price of homes delivered	$350	$307	$341	$300
Average sales price of homes in backlog	$378	$336	$378	$336
Aggregate sales value of homes in backlog	$265,078	$237,407	$265,078	$237,407
Revenue homes	$127,172	$117,113	$328,506	$278,974
Revenue third party land sales	$949	$1,206	$2,973	$4,498
Operating income homes	$13,307	$12,456	$32,798	$25,427
Operating income land	$204	$346	$728	$1,344
Number of average active communities	65	61	64	64
Number of active communities, end of period	67	62	67	62
Southern Region
Homes delivered	377	344	964	949
New contracts, net	399	327	1,220	1,026
Backlog at end of period	706	526	706	526
Average sales price of homes delivered	$348	$328	$333	$307
Average sales price of homes in backlog	$363	$323	$363	$323
Aggregate sales value of homes in backlog	$255,995	$169,676	$255,995	$169,676
Revenue homes	$131,265	$112,673	$321,085	$291,785
Revenue third party land sales	$5,920	$5,477	$20,054	$7,687
Operating income homes	$13,157	$9,905	$26,613	$24,284
Operating income land	$703	$310	$3,808	$457
Number of average active communities	61	50	56	51
Number of active communities, end of period	62	51	62	51
Mid-Atlantic Region
Homes delivered	254	260	704	736
New contracts, net	248	240	818	771
Backlog at end of period	381	321	381	321
Average sales price of homes delivered	$347	$329	$344	$324
Average sales price of homes in backlog	$357	$346	$357	$346
Aggregate sales value of homes in backlog	$135,843	$111,003	$135,843	$111,003
Revenue homes	$88,125	$85,571	$242,083	$238,682
Revenue third party land sales	$750	$1,147	$8,463	$3,675
Operating income homes	$6,352	$6,145	$17,548	$17,904
Operating income land	$(2)	$366	$1,828	$984
Number of average active communities	35	35	35	37
Number of active communities, end of period	37	34	37	34
Total Homebuilding Regions
Homes delivered	994	985	2,630	2,616
New contracts, net	988	892	3,196	2,890
Backlog at end of period	1,788	1,554	1,788	1,554
Average sales price of homes delivered	$349	$320	$339	$309
Average sales price of homes in backlog	$367	$333	$367	$333
Aggregate sales value of homes in backlog	$656,917	$518,086	$656,917	$518,086
Revenue homes	$346,562	$315,357	$891,674	$809,441
Revenue third party land sales	$7,619	$7,830	$31,490	$15,860
Operating income homes	$32,816	$28,506	$76,959	$67,615
Operating income land	$905	$1,022	$6,364	$2,785
Number of average active communities	161	146	155	152
Number of active communities, end of period	166	147	166	147

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Financial Services
Number of loans originated	713	701	1,947	1,801
Value of loans originated	$203,700	$188,821	$537,385	$470,345

Revenue	$9,276	$7,580	$26,308	$21,915
Less: Selling, general and administrative expense	4,420	3,776	10,883	9,711
Interest expense	412	402	1,138	1,019
Income before income taxes	$4,444	$3,402	$14,287	$11,185

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Midwest	17.0%	19.0%	15.8%	17.1%
Southern	17.7%	17.4%	15.3%	18.4%
Mid-Atlantic	12.4%	10.1%	11.5%	9.4%

Total cancellation rate	16.2%	16.2%	14.5%	15.7%

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
Year Over Year Comparison
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Midwest Region. During the three months ended September 30, 2015, homebuilding revenue in our Midwest region increased $9.8 million, from $118.3 million in the third quarter of 2014 to $128.1 million in the third quarter of 2015. This 8% increase in homebuilding revenue was the result of a 14% increase in the average sales price of homes delivered ($43,000 per home delivered), offset partially by a 5% decrease in the number of homes delivered (18 units) and a $0.3 million decrease in land sale revenue. Operating income in our Midwest region increased $0.7 million, from $12.8 million during the third quarter of 2014 to $13.5 million during the three months ended September 30, 2015. The increase in operating income was primarily the result of a $2.3 million increase in our gross margin, offset, in part, by a $1.7 million increase in selling, general, and administrative expense. Our Midwest region experienced a gross margin percentage of 19.6% for the third quarter of 2015 -- a 30 basis point improvement when compared to 19.3% for the same period in 2014. This improvement in our gross margin percentage was primarily reflective of the improvement in the average sales price of homes delivered described above, partially offset by a $0.1 million decrease in profit from land sales compared to the third quarter of 2014 as well as higher lot and construction costs related to cost increases in labor and materials.

Selling, general and administrative expense increased $1.7 million, from $10.0 million for the quarter ended September 30, 2014 to $11.7 million for the quarter ended September 30, 2015 and increased as a percentage of revenue to 9.1% compared to 8.5% for the same period in 2014. The increase in selling, general and administrative expense was attributable, in part, to a $0.3 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered. The increase in selling, general and administrative expense was also attributable to a $1.4 million increase in general and administrative expense, which was primarily related to a $0.7 million increase in compensation expense and a $0.4 million increase in real estate tax expense compared to prior year.
During the three months ended September 30, 2015, we experienced a 5% increase in new contracts in our Midwest region, from 325 in the third quarter of 2014 to 341 in the third quarter of 2015. Average sales price in backlog increased to $378,000 at September 30, 2015 compared to $336,000 at September 30, 2014 due to higher-end product offerings and improving sub-market conditions. However, homes in backlog decreased slightly by 1% from 707 homes at September 30, 2014 to 701 homes at September 30, 2015. During the three months ended September 30, 2015, we opened six communities in our Midwest region compared to four during 2014's third quarter. Our monthly absorption rate in our Midwest region was 1.8 per community in the third quarter of 2015, the same as in the third quarter of 2014.
Southern Region. During the three months ended September 30, 2015, homebuilding revenue in our Southern region increased $19.0 million, from $118.2 million in the third quarter of 2014 to $137.2 million in the third quarter of 2015. This 16% increase in homebuilding revenue was the result of a 10% increase in the number of homes delivered (33 units), a 6% increase in the average sales price of homes delivered ($20,000 per home delivered), and a $0.4 million increase in land sale revenue. Operating income in our Southern region increased $3.7 million from $10.2 million in the third quarter of 2014 to $13.9 million during the quarter ended September 30, 2015 as a result of a $5.5 million improvement in our gross margin during the quarter ended September 30, 2015 offset, in part, by a $1.9 million increase in selling, general, and administrative expense. Our Southern region experienced a gross margin percentage of 20.4% for the third quarter of 2015 -- a 130 basis point improvement when compared to 19.1% for the same period in 2014. This improvement in our gross margin percentage was primarily reflective of the revenue improvements described above and a $0.4 million increase in profit from land sales during the quarter, partially offset by higher lot and construction costs related to both the mix of homes delivered and cost increases in labor and materials.
Selling, general and administrative expense increased $1.9 million from $12.3 million in the third quarter of 2014 to $14.2 million in the third quarter of 2015 but declined as a percentage of revenue to 10.3% for the three months ended September 30, 2015 from 10.5% for the third quarter of 2014. The increase in selling, general and administrative expense was attributable, in part, to a $1.6 million increase in selling expense due to (1) a $1.3 million increase in variable selling expenses resulting from increases in sales commissions from the higher average sales price of homes delivered, primarily associated with our Austin and Dallas/Fort Worth markets, and (2) a $0.3 million increase in non-variable selling expenses primarily related to start-up costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $0.3 million increase in general and administrative expense, which was primarily related to expenses associated with our Austin and Dallas/Fort Worth divisions.
During the three months ended September 30, 2015, we experienced a 22% increase in new contracts in our Southern region, from 327 in the third quarter of 2014 to 399 for the third quarter of 2015, and a 34% increase in backlog from 526 homes at September 30, 2014 to 706 homes at September 30, 2015. Average sales price in backlog increased to $363,000 at September 30, 2015 from $323,000 at September 30, 2014 due to favorable shifts in product type and market mix. The increases in new contracts and backlog were primarily due to growth in our Texas operations as well as improving conditions in our Florida markets. During the three months ended September 30, 2015, we opened three communities in our Southern region compared to seven during 2014's third quarter. Our monthly absorption rate in our Southern region was 2.2 per community in the third quarter of 2015, the same as in the third quarter of 2014.
Mid-Atlantic Region. During the three month period ended September 30, 2015, homebuilding revenue in our Mid-Atlantic region increased $2.2 million from $86.7 million in the third quarter of 2014 to $88.9 million in the third quarter of 2015. This 2% increase in homebuilding revenue was the result of a 5% increase in the average sales price of homes delivered ($18,000 per home delivered), offset, in part, by a 2% decrease in the number of homes delivered (6 units) as well as a $0.4 million decrease in land sale revenue compared to prior year. Operating income in our Mid-Atlantic region decreased $0.1 million, from $6.5 million in the third quarter of 2014 to $6.4 million during the quarter ended September 30, 2015. This decline in operating income was the result of a $0.2 million increase in selling, general and administrative expense offset partially by a $0.1 million increase in our gross margin. Our Mid-Atlantic region experienced a gross margin percentage of 17.5% during the quarter ended September 30, 2015 -- a 40 basis point decline when compared to 17.9% for the quarter ended September 30, 2014. These declines in operating income and gross margin percentage were primarily due to a $0.4 million decrease in profit from land sales during 2015's third quarter compared to prior year's third quarter, in addition to the higher lot and construction costs related to cost increases in labor and materials.

Selling, general and administrative expense increased $0.2 million from $9.0 million in the third quarter of 2014 to $9.2 million in the third quarter of 2015 but remained flat as a percentage of revenue at 10.4% for both the third quarter of 2015 and 2014. The slight increase in selling, general and administrative expense was primarily due to an increase in variable selling expenses resulting from increases in sales commissions from the higher average sales price of homes delivered.
During the three months ended September 30, 2015, we experienced a 3% increase in new contracts in our Mid-Atlantic region, from 240 in the third quarter of 2014 to 248 in the third quarter of 2015. Average sales price of homes in backlog increased from $346,000 at September 30, 2014 to $357,000 at September 30, 2015, and the number of homes in backlog increased 19% from 321 homes at September 30, 2014 to 381 homes at September 30, 2015. These improvements in new contracts and backlog were attributable to increased absorption rates and improved demand in the third quarter of 2015 compared to prior year. We opened five communities in our Mid-Atlantic region during the third quarter of 2015 compared to four during the third quarter of 2014. Our monthly absorption rate in our Mid-Atlantic region increased to 2.4 per community in the third quarter of 2015 from 2.3 per community in the third quarter of 2014.
Financial Services. Revenue from our mortgage and title operations increased $1.7 million (22%) from $7.6 million in the third quarter of 2014 to $9.3 million in the third quarter of 2015 as a result of a 2% increase in the number of loan originations, from 701 in the third quarter of 2014 to 713 in the third quarter of 2015 and a 6% increase in the average loan amount from $269,000 in the quarter ended September 30, 2014 to $286,000 in the quarter ended September 30, 2015. In addition, we experienced higher margins on our loans sold and servicing retained transactions as supply and demand factors were more favorable than we experienced in 2014’s third quarter.
We ended our third quarter of 2015 with a $1.1 million increase in operating income compared to 2014's third quarter, which was primarily due to the increase in our revenue discussed above, offset, in part, by a $0.6 million increase in selling, general and administrative expense compared to the third quarter of 2014, which was attributable primarily to an increase in compensation expense.
At September 30, 2015, M/I Financial provided financing services in all of our markets. Approximately 80% of our homes delivered during the third quarter of 2015 were financed through M/I Financial, compared to 81% in the same period in 2014. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense remained flat at$8.5 million for both the third quarter of 2015 and 2014.
Interest Expense - Net. Interest expense for the Company increased $1.1 million, from $2.6 million in the three months ended September 30, 2014 to $3.7 million in the three months ended September 30, 2015. This increase was primarily the result of an increase in our weighted average borrowings from $441.1 million in 2014's third quarter to $570.0 million in 2015's third quarter primarily related to the increased borrowing under our Credit Facility. Partially offsetting this increase was a decline in our weighted average borrowing rate from 7.03% in the third quarter of 2014 to 6.03% for third quarter of 2015.
Income Taxes. Our overall effective tax rate was 41.2% for the three months ended September 30, 2015 and 38.7% for the same period in 2014. The higher effective rate for the three months ended September 30, 2015 was primarily attributable to the tax impact of state rate changes that occurred during the quarter.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Midwest Region. During the nine months ended September 30, 2015, homebuilding revenue in our Midwest region increased $48.0 million, from $283.5 million for the nine months ended September 30, 2014 to $331.5 million in the nine months ended September 30, 2015. This 17% increase in homebuilding revenue was the result of a 14% increase in the average sales price of homes delivered ($41,000 per home delivered) and a 3% increase in the number of homes delivered (31 units), offset, in part, by a $1.5 million decrease in land sale revenue. Operating income in our Midwest region increased $6.7 million, from $26.8 million during the nine months ended September 30, 2014 to $33.5 million during the nine months ended September 30, 2015. The increase in operating income was primarily the result of a $10.1 million increase in our gross margin, offset, in part, by a $3.3 million increase in selling, general, and administrative expense. Our Midwest region experienced a gross margin percentage of 19.5% for the first nine months of 2015 -- a 20 basis point improvement when compared to 19.3% for the same period in 2014. This improvement in our gross margin percentage was primarily reflective of the revenue improvements described above, partially offset by a $0.6 million decrease in profit from land sales compared to the nine months ended September 30, 2014, as well as higher lot and construction costs related to cost increases in labor and materials.

Selling, general and administrative expense increased $3.3 million, from $27.9 million for the nine months ended September 30, 2014 to $31.2 million for the nine months ended September 30, 2015, but declined as a percentage of revenue to 9.4% compared to 9.8% for the same period in 2014. The increase in selling, general and administrative expense was attributable, in part, to a $1.7 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered. The increase in selling, general and administrative expense was also attributable to a $1.6 million increase in general and administrative expense, which was primarily due to a $0.9 million increase in incentive compensation and a $0.3 million increase in real estate tax expense, as well as other miscellaneous cost increases.
During the nine months ended September 30, 2015, we experienced a 6% increase in new contracts in our Midwest region, from 1,093 in the nine months ended September 30, 2014 to 1,158 in the nine months ended September 30, 2015. Average sales price in backlog increased to $378,000 at September 30, 2015 compared to $336,000 at September 30, 2014 due to higher-end product offerings and improving sub-market conditions. However, homes in backlog decreased slightly by 1% from 707 homes at September 30, 2014 to 701 homes at September 30, 2015. During the nine months ended September 30, 2015, we opened 13 communities in our Midwest region compared to 10 during 2014's first nine months. Our monthly absorption rate in our Midwest region increased to 2.0 per community for 2015's first nine months, compared to 1.9 per community for 2014's first nine months.
Southern Region. During the nine months ended September 30, 2015, homebuilding revenue in our Southern region increased $41.6 million, from $299.5 million in the nine months ended September 30, 2014 to $341.1 million in the nine months ended September 30, 2015. This 14% increase in homebuilding revenue was the result of an 8% increase in the average sales price of homes delivered ($26,000 per home delivered), a 2% increase in the number of homes delivered (15 units), and a $12.4 million increase in land sale revenue. Operating income in our Southern region increased $5.7 million, from $24.7 million in 2014's first nine months to $30.4 million during 2015's first nine months. The increase in operating income was primarily the result of a $10.8 million increase in our gross margin during the nine months ended September 30, 2015, offset, in part, by a $5.1 million increase in selling, general, and administrative expense. Our Southern region experienced a gross margin percentage of 20.1% for the nine months ended September 30, 2015 -- a 70 basis point improvement when compared to 19.4% for the nine months ended September 30, 2014. This improvement in our gross margin percentage was primarily reflective of the increase in the average sales price of homes delivered described above and a $3.4 million increase in profit from land sales during the quarter, partially offset by higher lot and construction costs related to both the mix of homes delivered and cost increases in labor and materials.
Selling, general and administrative expense increased $5.1 million from $33.2 million in the nine months ended September 30, 2014 to $38.3 million in the nine months ended September 30, 2015 and increased slightly as a percentage of revenue to 11.2% for the nine months ended September 30, 2015 from 11.1% for the same period in 2014. The increase in selling, general and administrative expense was attributable, in part, to a $3.9 million increase in selling expense due to (1) a $2.0 million increase in variable selling expenses resulting from increases in sales commissions from the higher average sales price of homes delivered, primarily associated with our Austin and Dallas/Fort Worth markets, and (2) a $1.9 million increase in non-variable selling expenses primarily related to start-up costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $1.2 million increase in general and administrative expense, which was primarily due to expenses associated with our Austin and Dallas/Fort Worth divisions.
During the nine month period ended September 30, 2015, we experienced a 19% increase in new contracts in our Southern region, from 1,026 in 2014's first nine months to 1,220 in 2015's first nine months, and a 34% increase in backlog from 526 homes at September 30, 2014 to 706 homes at September 30, 2015. Average sales price in backlog increased to $363,000 at September 30, 2015 from $323,000 at September 30, 2014 due to favorable shifts in product type and market mix. The increases in new contracts and backlog were primarily due to growth in our Texas operations as well as improvements in our Florida markets. During the nine months ended September 30, 2015, we opened 18 communities in our Southern region compared to 15 during 2014's first nine months. Our monthly absorption rate in our Southern region increased to 2.4 per community in the nine months ended September 30, 2015, compared to 2.2 per community in the nine months ended September 30, 2014.
Mid-Atlantic Region. During the nine months ended September 30, 2015, homebuilding revenue in our Mid-Atlantic region increased $8.1 million from $242.4 million in the nine months ended September 30, 2014 to $250.5 million in the nine months ended September 30, 2015. This 3% increase in homebuilding revenue was the result of a 6% increase in the average sales price of homes delivered ($20,000 per home delivered) and a $4.8 million increase in land sale revenue, offset, in part, by a 4% decrease in the number of homes delivered (32 units). Operating income in our Mid-Atlantic region increased $0.5 million, from $18.9 million in 2014's first nine months to $19.4 million during 2015's first nine months. The increase in operating income was primarily the result of a $1.1 million increase in our gross margin during the nine months ended September 30, 2015, offset, in part, by a $0.6 million increase in selling, general, and administrative expense. Gross margin percentage declined slightly by 10 basis points to 18.2% compared to 18.3% for 2014's first nine months in our Mid-Atlantic region. This decline in gross margin percentage resulted from higher lot and construction costs related to cost increases in labor and materials associated with housing market conditions, market mix, and shifts in product type, offset, in part, by a $0.8 million increase in profit from land sales during the period.

Selling, general and administrative expense increased $0.6 million from $25.6 million in the nine months ended September 30, 2014 to $26.2 million in the nine months ended September 30, 2015 but declined as a percentage of revenue from 10.6% to 10.4%. The increase in selling, general and administrative expense was attributable, in part, to a $1.2 million increase in selling expense due to (1) a $0.6 million increase in variable selling expenses resulting from increases in sales commissions from the higher average sales price of homes delivered and (2) a $0.6 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was partially offset by a $0.6 million decrease in general and administrative expense, which was primarily due to land related charges in prior year and a decrease in incentive compensation.
During the nine month period ended September 30, 2015, we experienced a 6% increase in new contracts in our Mid-Atlantic region, from 771 in the nine months ended September 30, 2014 to 818 in the nine months ended September 30, 2015. Average sales price of homes in backlog increased from $346,000 at September 30, 2014 to $357,000 at September 30, 2015, and the number of homes in backlog increased 19% from 321 homes at September 30, 2014 to 381 homes at September 30, 2015. These improvements in new contracts and backlog were attributable to increased absorption rates and improved demand. We opened 11 communities in our Mid-Atlantic region during 2015's first nine months compared to 12 during 2014's first nine months. Our monthly absorption rate in our Mid-Atlantic region increased to 2.6 per community in the first nine months of 2015 from 2.4 per community in the first nine months of 2014.
Financial Services. Revenue from our mortgage and title operations increased $4.4 million (20%) from $21.9 million in the nine months ended September 30, 2014 to $26.3 million in the nine months ended September 30, 2015 as a result of an 8% increase in the number of loan originations, from 1,801 in the nine months ended September 30, 2014 to 1,947 in the nine months ended September 30, 2015, and a 6% increase in the average loan amount from $261,000 in the nine months ended September 30, 2014 to $276,000 in the nine months ended September 30, 2015.

We ended the first nine months of 2015 with a $3.2 million increase in operating income compared to the nine months ended September 30, 2014, which was primarily due to the increase in our revenue discussed above offset partially by a $1.2 million increase in selling, general and administrative expense compared to 2014's first nine months, which was attributable to a $0.5 million increase in compensation expense, a $0.4 million increase in expenses related to mortgage loans sold, and a $0.3 million increase in compensation expense as a result of staffing our newer Texas markets.
At September 30, 2015, M/I Financial provided financing services in all of our markets. Approximately 80% of our homes delivered during the nine months ended September 30, 2015 were financed through M/I Financial, compared to 78% in the same period in 2014. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense decreased slightly by $0.1 million from $23.1 million for the nine months ended September 30, 2014 to $23.0 million for the nine months ended September 30, 2015.

Interest Expense - Net. Interest expense for the Company increased $2.4 million, from $9.5 million in the nine months ended September 30, 2014 to $11.9 million in the nine months ended September 30, 2015. This increase was primarily the result of an increase in our weighted average borrowings from $416.5 million in nine months ended September 30, 2014 to $535.9 million in nine months ended September 30, 2015 primarily related to the increased borrowing under our Credit Facility. Partially offsetting this increase was a decline in our weighted average borrowing rate from 7.23% in the nine months ended September 30, 2014 to 6.26% for 2015's first nine months.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures represent our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During the nine months ended September 30, 2015 and 2014, the Company earned $0.2 million and less than $0.1 million in equity in income from unconsolidated joint ventures, respectively.
Income Taxes. Our overall effective tax rate was 39.9% for the nine months ended September 30, 2015 and 20.4% for the same period in 2014. The lower effective rate for the nine months ended September 30, 2014 was attributable to the effects of the deferred tax asset valuation allowance and federal and state tax NOLs, and there is no correlation between the effective tax rate and the amount of pre-tax income for the period.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At September 30, 2015, we had $28.1 million of cash, cash equivalents and restricted cash, with $25.1 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $9.5 million increase in unrestricted cash and cash equivalents from December 31, 2014. This increase was primarily a result of our increased borrowings under our Credit Facility during the nine months ended September 30, 2015, which exceeded our increased investment in inventory. Our principal uses of cash for the nine months ended September 30, 2015 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, and short-term working capital and debt service requirements, including the repayment of amounts outstanding under our credit lines. In order to fund these uses of cash, we used proceeds from home deliveries and the sale of mortgage loans, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
We are actively acquiring and developing lots in our markets to replenish and grow our lot supply and active community count. As was the case in 2014 and in the first nine months of 2015, our cash outlays for land purchases, land development, home construction and operating expenses exceeded our cash generated by operations. We expect to continue to utilize our Credit Facility throughout the remainder of 2015, subject to the effect of any capital markets transactions or other additional financings by the Company and any repayments or redemptions of outstanding debt.
During the nine months ended September 30, 2015, we delivered 2,630 homes, started 3,166 homes, and spent $177.5 million on land purchases and $145.4 million on land development. Based upon our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $425 million to $450 million on land purchases and land development during 2015, including the $322.9 million spent during the nine months ended September 30, 2015.
We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to these land option agreements, as of September 30, 2015, we had purchase agreements to acquire $495.2 million of land and lots during the remainder of 2015 through 2021.
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
Operating Cash Flow Activities. During the nine month period ended September 30, 2015, we used $95.2 million of cash in operating activities, compared to $106.7 million of cash used in operating activities during the nine months ended September 30, 2014. Operating cash flows in the first nine months of 2015 and 2014 benefited from cash generated by the $38.5 million and $39.8 million in net earnings, respectively, offset mainly by the respective increases in inventory of $203.1 million and $196.1 million due to increased investment in land, houses under construction, and model homes. In addition, operating cash flows in the first nine months of 2015 and 2014 benefited from changes in deferred income tax expense of $23.5 million and $17.3 million, respectively, and from increases in accounts payable of $20.6 million and $27.6 million, respectively.

Investing Cash Flow Activities. During the nine months ended September 30, 2015, we used $6.0 million of cash in investing activities, compared to using $11.5 million of cash in investing activities during the nine months ended September 30, 2014. This $5.5 million decrease in cash usage was primarily due to reducing the amount of the increase in our investment in our unconsolidated joint ventures by $6.1 million and the $0.9 million increase in cash provided by the sale of mortgage servicing rights during the nine months ended September 30, 2015 compared to 2014’s first nine months, offset, in part, by the $1.3 million decrease in the change in restricted cash.

Financing Cash Flow Activities. During the nine months ended September 30, 2015, we generated $110.8 million of cash from financing activities, compared to generating $6.7 million of cash during the nine months ended September 30, 2014. The $104.1 million increase in cash generated from financing activities was due to increased borrowings under our Credit Facility.

At September 30, 2015 and December 31, 2014, our ratio of net debt to net capital was 50% and 47%, respectively, calculated as total debt minus total cash, cash equivalents and restricted cash, divided by the sum of total debt minus total cash, cash equivalents and restricted cash plus shareholders’ equity. The increase compared to December 31, 2014 was due to higher debt levels at September 30, 2015. We believe that this ratio provides useful information regarding our financial position, for understanding the leverage employed in our operations and for comparing us with other homebuilders.

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
The Company is a party to three primary credit agreements: (1) a $400 million unsecured revolving credit facility (increased during the third quarter of 2015 by $100 million when the Company exercised an accordion feature provided for within the Credit Facility as described below) dated July 18, 2013, as amended by a First Amendment dated October 20, 2014, with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $110 million secured mortgage warehousing agreement, dated March 29, 2013, with M/I Financial as borrower, as most recently amended on June 26, 2015 (the “MIF Mortgage Warehousing Agreement”); and (3) a $15 million mortgage repurchase agreement dated November 13, 2012, with M/I Financial as borrower, as most recently amended on November 4, 2014 (the “MIF Mortgage Repurchase Facility”).
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of September 30, 2015:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	10/20/2018	$156,100	$209,173
Notes payable – financial services (b)	(b)	$73,239	$750

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation, which totaled $523.4 million of availability at September 30, 2015, such that the full $400 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $156.1 million borrowings and $34.7 million of letters of credit outstanding at September 30, 2015, leaving $209.2 million available. The Credit Facility has an expiration date of October 20, 2018.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements as of September 30, 2015 was $125 million. On June 26, 2015, M/I Financial entered into a third amendment of the MIF Mortgage Warehousing Agreement which extended the expiration date to June 24, 2016. The MIF Mortgage Repurchase Facility has an expiration date of November 3, 2015. M/I Financial expects to enter into an amendment to the MIF Mortgage Repurchase Facility prior to its expiration that would extend its term for an additional year, but M/I Financial can provide no assurances that it will be able to obtain such an extension.

Notes Payable - Homebuilding.

Homebuilding Credit Facility.
The Credit Facility provides for an aggregate commitment amount of $400 million, including a $125 million sub-facility for letters of credit. The Credit Facility matures on October 20, 2018. Interest on amounts borrowed under the Credit Facility is payable at either the Alternate Base Rate plus an initial margin of 150 basis points, or at the Eurodollar Rate plus a margin of 250 basis points, in each case subject to adjustment based on the Company’s leverage ratio. During the third quarter of 2015, the Company exercised an accordion feature provided for within the Credit Facility, increasing the total revolving commitment amount from $300 million to $400 million by obtaining additional commitments from existing lenders.
Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $378.4 million (which amount is subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum liquidity amount. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
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
As of September 30, 2015, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of September 30, 2015:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$378.4	$526.5
Leverage Ratio	≤	0.60	0.51
Interest Coverage Ratio	≥	1.5 to 1.0	4.0 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$158.0	$24.1
Unsold Housing Units and Model Homes	≤	1,339	938

Homebuilding Letter of Credit Facilities. The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”), with maturity dates ranging from August 31, 2016 to September 30, 2016. Under the terms of the Letter of Credit Facilities, letters of credit can be issued for maximum terms ranging from one year up to three years. The Letter of Credit Facilities contain cash collateral requirements ranging from 101% to 105%. Upon maturity or the earlier termination of the Letter of Credit Facilities, letters of credit that have been issued under the Letter of Credit Facilities remain outstanding with cash collateral in place through the respective expiration dates.
During the three months ended September 30, 2015, the Company extended the maturity dates on two of its Letter of Credit Facilities for an additional year to August 31, 2016 and September 30, 2016, respectively, and reduced the amount of the facilities from $5.0 million to $3.0 million and $10.0 million to $4.0 million, respectively. The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $3.0 million to $5.0 million, for a combined letter of credit capacity of $12.0 million, of which $4.8 million was uncommitted at September 30, 2015 and could be withdrawn at any time. As of September 30, 2015, there was a total of $2.9 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $3.0 million of restricted cash.
Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The Agreement provides a maximum borrowing availability of $110 million and an accordion feature which allows for an increase of the maximum borrowing availability of up to an additional $20 million (subject to certain conditions, including obtaining additional commitments from existing or new lenders). The maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines is $150 million. The MIF Mortgage Warehousing Agreement matures on June 24, 2016. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 250 basis points and (2) 2.75%.

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

As of September 30, 2015, there was $64.9 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of September 30, 2015:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.1 to 1.0
Liquidity	≥	$5.5	$14.8
Adjusted Net Income	>	$0.0	$8.6
Tangible Net Worth	≥	$11.0	$20.4

MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility with a maximum borrowing availability of $15 million and an expiration date of November 3, 2015. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 275 or 300 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of September 30, 2015, there was $8.3 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants as of September 30, 2015.
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
The 2018 Senior Notes contain certain covenants, as more fully described and defined in the indenture, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2018 Senior Notes. As of September 30, 2015, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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

Weighted Average Borrowings. For the three months ended September 30, 2015 and 2014, our weighted average borrowings outstanding were $570.0 million and $441.1 million, respectively, including the principal amounts outstanding under our 2018 Senior Notes, our 2017 Convertible Senior Subordinated Notes and our 2018 Convertible Senior Subordinated Notes, with a weighted average interest rate of 6.03% and 7.03%, respectively. The increase in our weighted average borrowings related to an increase in borrowings under the Credit Facility during the quarter compared to 2014's third quarter. The decline in our weighted average borrowing rate was also primarily due to the increase in borrowings under the Credit Facility, which has a lower rate.

At September 30, 2015, we had $156.1 million outstanding under the Credit Facility. During the nine months ended September 30, 2015, the average daily amount outstanding under the Credit Facility was $109.8 million and the maximum amount outstanding under the Credit Facility was $166.1 million. Based on our current anticipated spending on land acquisition and development in the fourth quarter of 2015, and associated increases in our investment in inventory, including land and houses under construction, we expect to borrow under the Credit Facility during the remainder of 2015, with an estimated peak amount outstanding of approximately $175 million. The actual amount borrowed in 2015 (and the peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company and any repayments or redemptions of outstanding debt.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $34.7 million of letters of credit issued and outstanding under the Credit Facility at September 30, 2015. During the nine months ended September 30, 2015, the average daily amount of letters of credit outstanding under the Credit Facility was $29.5 million and the maximum amount of letters of credit outstanding under the Credit Facility was $35.4 million.

At September 30, 2015, M/I Financial had $64.9 million outstanding under the MIF Mortgage Warehousing Agreement.  During the nine months ended September 30, 2015, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $34.2 million and the maximum amount outstanding was $70.6 million.

At September 30, 2015, M/I Financial had $8.3 million outstanding under the MIF Mortgage Repurchase Facility.  During the nine months ended September 30, 2015, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $7.8 million and the maximum amount outstanding was $14.8 million.
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
The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $159.6 million at September 30, 2015. We are permitted by the indenture to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance in our restricted payments basket. We declared and paid a quarterly dividend of $609.375 per share on our Series A Preferred Shares in the third quarter of 2015 and 2014 for $1.2 million and have paid aggregate Series A Preferred Share dividends of $3.7 million for the nine months ended September 30, 2015 and 2014. The determination to pay future dividends on, and make future repurchases of, our common shares and Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
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
Land Option Agreements.  In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2015 and December 31, 2014, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
At September 30, 2015, “Consolidated Inventory Not Owned” was $11.4 million. At September 30, 2015, the corresponding liability of $11.4 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of September 30, 2015 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $34.4 million, including cash deposits of $24.1 million, prepaid acquisition costs of $3.8 million and letters of credit of $6.5 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of September 30, 2015, the Company had outstanding $150.8 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through September 2026.  Included in this total are: (1) $101.2 million of performance and maintenance bonds and $25.3 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $12.4 million of financial letters of credit; and (3) $11.9 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit and mortgage repurchase facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permit borrowings of up to $525 million, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2015	2014
Best-effort contracts and related committed IRLCs	$5,554	$3,072
Uncommitted IRLCs	79,604	28,028
FMBSs related to uncommitted IRLCs	80,000	41,000
Best-effort contracts and related mortgage loans held for sale	11,057	61,233
FMBSs related to mortgage loans held for sale	64,000	27,000
Mortgage loans held for sale covered by FMBSs	63,977	26,825

The table below shows the measurement of assets and liabilities at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2015	2014
Mortgage loans held for sale	$77,550	$92,794
Forward sales of mortgage-backed securities	(1,270)	(182)
Interest rate lock commitments	985	288
Best-efforts contracts	(201)	53
Total	$77,064	$92,953

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
Description (in thousands)	2015	2014
Mortgage loans held for sale	$1,585	$(959)
Forward sales of mortgage-backed securities	(2,520)	398
Interest rate lock commitments	924	(144)
Best-efforts contracts	(125)	164
Total loss recognized	$(136)	$(541)

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of September 30, 2015. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at September 30, 2015. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	9/30/2015
ASSETS:
Mortgage loans held for sale:
Fixed rate	$75,808	$—	$—	$—	$—	$—	$75,808	$74,001
Weighted average interest rate	3.92%	—%	—%	—%	—%	—%	3.92%
Variable rate	$3,580	$—	$—	$—	$—	$—	$3,580	$3,549
Weighted average interest rate	3.23%	—%	—%	—%	—%	—%	3.23%

LIABILITIES:
Long-term debt — fixed rate	$503	$970	$59,772	$316,657	$293	$522	$378,717	$387,482
Weighted average interest rate	4.24%	4.24%	3.29%	7.06%	3.37%	3.37%	6.46%
Short-term debt — variable rate	$229,339	$—	$—	$—	$—	$—	$229,339	$229,339
Weighted average interest rate	2.87%	—%	—%	—%	—%	—%	2.87%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common shares or Series A Preferred Shares during the three months ended September 30, 2015.

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

10.1
Commitment Increase Activation Notice dated August 28, 2015, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 31, 2015).

10.2	Sixth Amendment to Letter of Credit Agreement between M/I Homes, Inc. and Regions Bank. (Filed herewith.)

10.3	Sixth Amended and Restated Master Letter of Credit Facility Agreement between M/I Homes, Inc. and U.S. Bank National Association. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	October 23, 2015	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	October 23, 2015	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Commitment Increase Activation Notice dated August 28, 2015, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 31, 2015).

10.2	Sixth Amendment to Letter of Credit Agreement between M/I Homes, Inc. and Regions Bank. (Filed herewith.)

10.3	Sixth Amended and Restated Master Letter of Credit Facility Agreement between M/I Homes, Inc. and U.S. Bank National Association. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)