Form 10-K
period 2015-12-31
M I HOMES INC
filed 2016-02-26
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015

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

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares (its only class of common equity) held by non-affiliates (23,936,106 shares) was approximately $590.5 million.  The number of common shares of the registrant outstanding as of February 24, 2016 was 24,655,044.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Item 1. BUSINESS
General
M/I Homes, Inc. and subsidiaries (the “Company,” “we,” “us” or “our”) is one of the nation’s leading builders of single-family homes. The Company was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976, with 2016 marking our 40th year of business. Since that time, the Company has delivered over 94,000 homes.
The Company consists of two distinct operations: homebuilding and financial services. Our homebuilding operations are aggregated for reporting purposes into three reporting segments - the Midwest, Mid-Atlantic and Southern regions. Our financial services operations support our homebuilding operations by providing mortgage loans and title services to the customers of our homebuilding operations and is reported as its own segment. Please see Note 15 of our Consolidated Financial Statements for additional information related to the financial and operating results for each of our reporting segments.
Our homebuilding operations comprise the most substantial portion of our business, representing 97% of consolidated revenue in 2015 and 98% in 2014. We design, market, construct and sell single-family homes and attached townhomes to first-time, move-up, empty-nester and luxury buyers. In addition to home sales, our homebuilding operations generate revenue from the sale of land and lots. We use the term “home” to refer to a single-family residence, whether it is a single-family home or other type of residential property, and we use the term “community” to refer to a single development in which we construct homes. We primarily construct homes in planned development communities and mixed-use communities. We are currently offering homes for sale in 175 communities within 14 markets located in nine states. Our average sales price of homes delivered during 2015 was $346,000, and the average sales price of our homes in backlog at December 31, 2015 was $372,000. We offer homes ranging from a base sales price of approximately $140,000 to $1,200,000 and believe that this range of price points allows us to appeal to and attract a wide range of buyers. We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality within a given price range, providing superior customer service and offering mortgage and title services in order to fully serve our customers. In our experience, our product offerings and customer service make the homebuying process more efficient for our customers.
Our financial services operations generate revenue primarily from originating and selling mortgages and collecting fees for title insurance and closing services. We offer mortgage banking services to our homebuyers through our 100%-owned subsidiary, M/I Financial, LLC (“M/I Financial”). We offer title services through subsidiaries that are either 100% or majority owned by the Company. Our financial services operations accounted for 3% of our consolidated revenues in 2015 and 2% in 2014. See the “Financial Services” section below for additional information regarding our financial services operations.
Our principal executive offices are located at 3 Easton Oval, Suite 500, Columbus, Ohio 43219. The telephone number of our corporate headquarters is (614) 418-8000 and our website address is www.mihomes.com. Information on our website is not a part of and shall not be deemed incorporated by reference in this Form 10-K.

Markets
Our 14 homebuilding divisions are aggregated into the following three segments for reporting purposes:

Region	Market/Division	Year Operations Commenced
Midwest	Columbus, Ohio	1976
Midwest	Cincinnati, Ohio	1988
Midwest	Indianapolis, Indiana	1988
Midwest	Chicago, Illinois	2007
Midwest	Minneapolis/St. Paul, Minnesota	2015
Southern	Tampa, Florida	1981
Southern	Orlando, Florida	1984
Southern	Houston, Texas	2010
Southern	San Antonio, Texas	2011
Southern	Austin, Texas	2012
Southern	Dallas/Fort Worth, Texas	2013
Mid-Atlantic	Charlotte, North Carolina	1985
Mid-Atlantic	Raleigh, North Carolina	1986
Mid-Atlantic	Washington, D.C.	1991

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
Industry Overview and Current Market Conditions
Housing market conditions were generally favorable in 2015 as demand for new homes improved, reflecting positive underlying demographic and economic trends, including low interest rates and improved consumer confidence, higher employment levels in most of our markets, and improved mortgage availability. We expect continued modest improvement in the overall housing market in 2016, driven by these factors, accelerating household formation, improving own-versus-rent dynamics, and attractive home affordability relative to income levels. According to the U.S. Census Bureau, new home sales increased in 2015 with 501,000 new homes sold in the United States compared to 435,000 sold in 2014 and 428,000 sold in 2013, and we expect new home sales to continue to increase in 2016. The number of housing permits issued in the United States also increased to an estimated 1,178,000 in 2015 compared to 1,033,000 in 2014 and 975,000 in 2013.
Business Strategy
We believe that we are well-positioned to further improve our profitability and results in 2016, as a result of our market expansions into Texas and, most recently, Minnesota, and our solid competitive positions in our other markets, combined with the 17% increase in our number of active communities in 2015. Consistent with our focus on improving long-term financial results, we expect to continue to emphasize the following strategic business objectives in 2016:

•	profitably growing our presence in our existing markets, including opening new communities;

•	reviewing new markets for investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.
However, we can provide no assurance that the positive trends reflected in our financial and operating metrics in 2014 and 2015 will continue in 2016.
Sales and Marketing
During 2015, we continued to focus our marketing efforts on first-time and move-up homebuyers, including home designs targeted to empty-nester homebuyers. We market and sell our homes primarily under the M/I Homes and Showcase Collection (exclusively by M/I Homes) brands and, following our acquisition of a privately-held homebuilder in the Minneapolis/St. Paul market in

December 2015, we also currently operate under the name Hans Hagen Homes in that market. Our marketing efforts are directed at driving product preference for the M/I Homes brand over other homebuilders or the resale market.
We provide our homebuyers with the following products, programs and services which we believe differentiate our brand: (1) homes with high quality construction located in attractive areas and desirable communities that are supported by our industry leading15-year transferable structural warranty in the majority of our markets (or a 10-year transferable structural warranty in our Texas markets); (2) fully furnished model homes and highly-trained sales consultants to build the buyer’s confidence and enhance the quality of the homebuying experience; (3) our Whole Home Building Standards which are designed to deliver features and benefits that validate the buyer’s expectation for a better-built home, including a more eco-friendly and energy efficient home that we believe will generally save our customers up to 30% on their energy costs compared to a home that is built to minimum code requirements; (4) our StyleSmart Design Centers and suite of home design products and StyleSmart Design Consultants that assist our homebuyers in selecting product and design options; (5) our mortgage financing programs that we offer through M/I Financial, including competitive fixed-rate and adjustable-rate loans; (6) our Ready Now Homes program which offers homebuyers the opportunity to close on certain new homes in 60 days or less; and (7) our unwavering focus on customer care and customer satisfaction.
We invest in designing and decorating fully-furnished and distinctive model homes intended to create an atmosphere reflecting how people live today and help our customers imagine the possibilities for a “home of their own -- just the way they dreamed it.” We also carefully select the interior decorating of our model homes to reflect the lifestyles of our prospective buyers. We believe these models showcase our homes at their maximum livability and potential and provide ideas and inspiration for our customers to incorporate valuable design options into their new home.
Our company-employed sales consultants are trained and prepared to meet the buyer’s expectations and build the buyer’s confidence by fully explaining the features and benefits of our homes, helping each buyer determine which home best suits their needs, explaining the construction process, and assisting the buyer in choosing the best financing option. Significant attention is given to the ongoing training of all sales personnel to assure a high level of professionalism and product knowledge. As of December 31, 2015, we employed 169 new home sales consultants.
By offering whole home energy-efficient homes to our customers, we enable our homebuyers to save on their energy costs (the second largest cost of homeownership) compared to a home that is built to minimum code requirements. We use independent RESNET-Certified Raters and the HERS (Home Energy Rating System) Index, the national standard for energy efficiency, to measure the performance of our homes, including insulation, ventilation, air tightness, and the heating and cooling system. Our divisions’ average scores are generally better than the EPA’s Energy Star target standard of 72-75, 100 for a home built to the original code standard, and 130 or higher for a resale home.
To further enhance the homebuying process, we operate StyleSmart Design Centers in a majority of our markets. Our design centers allow our homebuyers to select from thousands of product and design options that are available for purchase as part of the original construction of their homes. Our centers are staffed with StyleSmart Design Consultants who help our homebuyers select the right combination of options to meet their budget, lifestyle and design sensibilities. In most of our markets, we offer our homebuyers the option to consider and make design planning decisions using our Envision online design tool. We believe this tool is helpful for prospective buyers to use during the planning phase and makes their actual visit to our design centers more productive and efficient as our consultants are able to view the buyer’s preliminary design selections and pull samples in advance of the buyer’s visit.
We also offer specialized mortgage financing programs through M/I Financial to assist our homebuyers. We offer conventional financing options along with Federal Housing Authority (“FHA”), U.S. Veterans Administration (“VA”), the United States Department of Agriculture (“USDA”) and state housing bond programs. M/I Financial often provides closing cost assistance and below market interest rates.
M/I Financial offers our potential homebuyers “one-stop” shopping by providing financing and title services for the purchase of their home, which we believe saves our customers both time and money. M/I Financial provides our homebuyers with access to several of what we believe are the best mortgage programs available through its networks, which include many of the major mortgage providers in the United States. We aim to offer our homebuyers unique programs with below-market financing options that are more competitive than what homebuyers could obtain on their own. With respect to title services, M/I Financial works closely with our homebuilding divisions so that we are able to provide an organized and efficient home delivery process.
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
We seek to keep our homebuyers actively involved in the construction of their new home, giving them increased engagement throughout the design and construction process. Our goal is to put the buyer first and enhance the total homebuying experience. We believe prompt and courteous responses to homebuyers’ needs throughout the homebuying process reduce post-delivery repair costs, enhance our reputation for quality and service, and encourage repeat and referral business from homebuyers and the real estate community.
Finally, we believe our ultimate differentiator comes from the principles our company was founded upon -- integrity and delivering superior customer service and a quality product. Our customer satisfaction scores are measured by an independent third-party company 30 days and 6 months after delivery to hold us accountable for building a home of the highest quality.
We market our homes using traditional media such as newspapers, magazines, direct mail, billboards, radio and television. The particular media used differs from market to market based on area demographics and other competitive factors. In recent years, we have also significantly increased the reach of our website through enhanced search engine optimization and search engine marketing. We also have increased the number of referral sites, such as Zillow.com and Trulia.com, that we use to drive incremental leads to our internet sales associates.  We also use email and database marketing, which have become an increasingly important part of our marketing. We use our social media presence to communicate to potential homebuyers the experiences of customers who have bought our homes and to provide social content about our homes and design features. In the last five years, we have experienced a significant increase in sales demand from buyers who initially identified us online.
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
We offer homes ranging from a base sales price of approximately $140,000 to $1,200,000 and from approximately 1,400 to 5,500 square feet. In addition to single-family detached homes, we also offer attached townhomes in some of our markets. By offering a wide range of homes, we are able to attract first-time, move-up, empty-nester and luxury homebuyers. It is our goal to sell more than one home to our buyers, and we believe we have had success in this strategy.
We devote significant resources to the research, design and development of our homes to meet the demands of our buyers as well as the changing market requirements. Across all of our divisions, we currently offer over 690 different floor plans designed to reflect current lifestyles and design trends. Our Showcase Collection is designed for our move-up, empty-nester and luxury homebuyers and offers more design options, larger floor plans, and a higher-end product line of homes in upscale communities.  In addition, we are developing new floor plans and communities specifically for the growing empty-nester market. These plans (primarily ranch and main floor master bedroom type plans) focus on move-down buyers, are smaller in size, and feature outdoor living potential, fewer bedrooms, and better community amenities. Our primary market remains move-up buyers and, as a result, we focus significant attention on current trends, livability and offering design flexibility to our customers. We have value-engineered all of our product lines to reduce production costs and construction cycle times while adhering to our quality standards and using materials and construction techniques that reflect our commitment to more environmentally conscious homebuilding methods. It is a core value of M/I Homes to offer homes that reflect current design and lifestyle trends. Our homebuilding divisions share successful plans with other divisions, when appropriate.
All of our homes are constructed according to proprietary designs that meet the applicable FHA and VA requirements and all local building codes. We attempt to maintain efficient operations by utilizing standardized materials. Our raw materials consist primarily of lumber, concrete and similar construction materials, and while these materials are generally available from a variety of sources, we have reduced construction and administrative costs by executing national purchasing contracts with select vendors. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction and control product consistency and availability. We generally employ subcontractors for the installation of site improvements and the construction of homes. The construction of each home is supervised by a Personal Construction Supervisor who reports to a Production Manager, both of whom are employees of the Company. Our Personal Construction Supervisors manage the scheduling and construction process. Subcontractor work is performed pursuant to written agreements that require our subcontractors to comply with all applicable laws and labor practices, follow local building codes and permits, and meet performance, warranty, and insurance requirements. The agreements are generally short-term, with terms from six to twelve months, and specify a fixed price for labor and materials. The agreements are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our backlog. In 2015, we experienced modest construction delays due to shortage of materials and/or labor; however, we cannot predict the extent to which shortages in necessary materials or labor may occur in the future. The materials are substantially comprised of natural resource commodities; therefore, their cost and availability is subject to national and global price fluctuations and inflation, each of which could be impacted by legislation or regulation relating to energy and climate change.We generally begin construction on a majority of our homes after we have obtained a sales contract and preliminary oral confirmation from the buyer’s lender that financing should be approved. In certain markets, contracts may be accepted contingent upon the sale of an existing home, and construction may be authorized through a certain phase prior to satisfaction of that contingency. The construction of our homes typically takes approximately four to six months from the start of construction to completion of the home, depending on the size and complexity of the particular home being built, weather conditions, and the availability of labor, materials, and supplies.
We also begin construction on inventory homes (i.e., homes started in the absence of an executed contract) to facilitate delivery of homes on an immediate-need basis under our Ready Now Homes program and to provide presentation of new products. For some prospective buyers, selling their existing home has become a less predictable process and, as a result, when they sell their home, they often need to find, buy and move into a new home in 60 days or less. Other buyers simply prefer the certainty provided by being able to fully visualize a home before purchasing it. Of the total number of homes closed in 2015 and 2014, 52% and 55%, respectively, were inventory homes which include both homes started as inventory homes and homes that started under a contract that were later cancelled and became inventory homes as a result.
Backlog
We sell our homes under standard purchase contracts, which generally require a homebuyer deposit at the time of signing the contract. The amount of the deposit varies among markets and communities. Homebuyers are also generally required to pay additional deposits when they select options or upgrades for their homes. Most of our home purchase contracts stipulate that if a homebuyer cancels a contract with us, we have the right to retain the homebuyer’s deposits. However, we generally permit our homebuyers to cancel their obligations and obtain refunds of all or a portion of their deposits (unless home construction has started) in the event mortgage financing cannot be obtained within the period specified in their contract as a means to maintain goodwill with the potential buyer.
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
As of December 31, 2015, we had a total of 1,531 homes, with $569.4 million aggregate sales value, in backlog in various stages of completion, including homes that are under contract but for which construction had not yet begun. As of December 31, 2014, we had a total of 1,222 homes, with $425.2 million aggregate sales value, in backlog. Homes included in year-end backlog are typically included in homes delivered in the subsequent year.
Warranty
We provide certain warranties in connection with our homes and also have a program to perform multiple inspections on each home that we sell. Immediately prior to delivery and as needed after a home is delivered, we inspect each home with the buyer. The Company offers a limited warranty program (“Home Builder’s Limited Warranty”). In addition, for homes sold after December 1, 2015, we offer a ten or fifteen-year transferable structural limited warranty, and for homes sold after April 25, 1998 and on or before December 1, 2015, we offered a ten or thirty-year transferable structural limited warranty. The Home Builder’s Limited Warranty covers construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause. We also pass along to our homebuyers all warranties provided by the manufacturers or suppliers of components installed in each home. Although our subcontractors are generally required to repair and replace any product or labor defects during their respective warranty periods, we are ultimately responsible to the homeowner for making such repairs during our applicable warranty period. Accordingly, we have estimated and established reserves for both our Home Builder’s Limited Warranty and potential future structural warranty costs based on the number of home deliveries and historical data trends for our communities. In the case of the structural warranty, we also employ an actuary to assist in the determination of our future costs on an annual basis. Our warranty expense was approximately 1.0%, 1.1% and 0.9% of total housing revenue in 2015, 2014 and 2013, respectively.

Land Acquisition and Development
We continuously evaluate land acquisition opportunities in the normal course of our homebuilding business, and we focus on both the replenishment of our lot positions and adding to our lot positions in key submarkets to expand our market share. Our goal is to maintain an approximate three to five-year supply of lots, including lots controlled under option contracts and purchase agreements, which we believe provides an appropriate horizon for addressing regulatory matters and land development and the subsequent build-out of the homes in each community, and allows us to manage our business plan for future home deliveries.
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
We attempt to acquire land with a minimum cash investment and negotiate takedown options when available from sellers. We also restrict the use of guarantees or commitments in our land contracts to limit our financial exposure to the amounts invested in the property and pre-development costs during the life of the community we are developing. We believe this approach significantly reduces our risk. In addition, we generally obtain necessary development approvals before we acquire land. We acquire land primarily through contingent purchase agreements, which typically condition our obligation to purchase land upon approval of zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, market analysis, development costs, title matters and other property-related criteria. We only enter into a commitment to purchase land after we complete a thorough market and financial evaluation. All land and lot purchase agreements and the funding of land purchases require the approval of our corporate land acquisition committee, which is comprised of our senior management team and key operating and financial executives. Purchase agreements to acquire developed lots and raw land to be developed are generally contingent upon satisfaction of certain requirements by us and the sellers, such as zoning approval and availability of building permits. Further details relating to our land option agreements are included in Note 1 to our Consolidated Financial Statements.
In 2015, we continued to increase our investments in land acquisition, land development and housing inventory to meet increasing housing demand and expand our operations in certain markets. In both 2015 and 2014, we developed over 76% of our lots internally, primarily due to a lack of availability of developed lots in desirable locations in the market. Raw land that requires development generally remains more available. In order to minimize our investment and risk of large exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the cost of land investment and development through joint ownership and development agreements, joint ventures, and other similar arrangements. For joint venture arrangements where a special purpose entity is established to own the property, we enter into limited liability company or similar arrangements (“LLCs”) with the other partners. Further details relating to our unconsolidated joint ventures are included in Note 1 to our Consolidated Financial Statements.
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

In the normal course of our homebuilding business, we balance the economic risk of owning lots and land with the necessity of having lots available for construction of our homes. The following table sets forth our land position in lots (including lots held in unconsolidated joint ventures) at December 31, 2015:

	Lots Owned
Region	Developed Lots	Lots Under Development	Undeveloped Lots (a)	Total Lots Owned	Lots Under Contract	Total
Midwest	1,795	189	1,937	3,921	4,220	8,141
Southern	1,800	763	2,101	4,664	4,972	9,636
Mid-Atlantic	964	360	1,490	2,814	1,831	4,645
Total	4,559	1,312	5,528	11,399	11,023	22,422

(a)	Includes our interest in raw land held by unconsolidated joint ventures expected to be developed into 1,029 lots.
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
M/I Financial has been approved by the U.S. Department of Housing and Urban Development, the VA and the USDA to originate mortgages that are insured and/or guaranteed by these entities. In addition, M/I Financial has been approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”) as a seller and servicer of mortgages and as a Government National Mortgage Association (“Ginnie Mae”) issuer. Our agency approvals, along with a sub-servicing relationship, allow us to sell loans on either a servicing released or servicing retained basis. This option provides flexibility and additional financing options to our customers.
We also provide title and closing services to purchasers of our homes through our 100%-owned subsidiaries, TransOhio Residential Title Agency Ltd., M/I Title Agency Ltd., and M/I Title LLC, and our majority-owned subsidiary, Washington/Metro Residential Title Agency, LLC. Through these entities, we serve as a title insurance agent by providing title insurance policies and examination and closing services to purchasers of our homes in Columbus, Tampa, Orlando, San Antonio, Houston and the Washington, D.C. markets.  In addition, TransOhio Residential Title Agency Ltd. provides examination and title insurance services to our housing markets in Raleigh, Charlotte, Chicago, Indianapolis and Cincinnati. We assume no underwriting risk associated with the title policies.
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
Competition
The homebuilding industry is fragmented and highly competitive. We operate as a top ten builder in the majority of our markets. We compete with numerous national, regional, and local homebuilders in each of the geographic areas in which we operate. Our competition ranges from small local builders to larger regional builders to publicly-owned builders and developers, some of which have greater financial, marketing, land acquisition, and sales resources than us. Previously owned homes and the availability of rental housing provide additional competition. We compete primarily on the basis of price, location, design, quality, service, and reputation. Our financial services operations compete with other mortgage lenders to arrange financings for homebuyers. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer.

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
Our mortgage company and title insurance agencies must comply with various federal and state laws and regulations (including requirements for participation in programs offered by FHA, VA, USDA, Ginnie Mae, Fannie Mae and Freddie Mac). These laws and regulations restrict certain activities of our financial services operations as further described in our description of “Risk Factors” below in Item 1A. In addition, our financial services operations are subject to regulation at the state and federal level, including regulations issued by the Consumer Financial Protection Bureau (the “CFPB”) with respect to specific origination, selling and servicing practices.
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
Employees
At December 31, 2015, we employed 1,008 people (including part-time employees), of which 808 were employed in homebuilding operations, 114 were employed in financial services and 86 were employed in management and administrative services. No employees are represented by a collective bargaining agreement.
Available Information
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These filings are available to the public on the SEC’s website at www.sec.gov. Our periodic reports and any other information we file with the SEC may be inspected without charge and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.
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
The homebuilding industry is fragmented and highly competitive. We compete with numerous public and private homebuilders, including some that are substantially larger than us and may have greater financial resources than we do. We also compete with community developers and land development companies, some of which are also homebuilders or affiliates of homebuilders. Homebuilders compete for customers, land, building materials, subcontractor labor and financing. Competition for home orders primarily is based upon home sales price, location of property, home style, financing available to prospective homebuyers, quality of homes built, customer service and general reputation in the community, and may vary by market, submarket and even by community. Additionally, competition within the homebuilding industry can be impacted through an excess supply of new and existing homes available for sale resulting from a number of factors including, among other things, increases in unsold started homes available for sale and increases in home foreclosures. Increased competition may cause us to decrease our home sales prices and/or increase home sales incentives in an effort to generate new home sales and maintain homes in backlog until they close. Increased competition can also result in us selling fewer homes or experiencing a higher number of cancellations by homebuyers. These competitive pressures may negatively impact our future financial and operating results.
Through our financial services operations, we also compete with numerous banks and other mortgage bankers and brokers, some of which are larger than us and may have greater financial resources than we do. Competitive factors that affect our consumer services operations include pricing, mortgage loan terms, underwriting criteria and customer service. To the extent that we are unable to adequately compete with other companies that originate mortgage loans, the results of operations from our mortgage operations may be negatively impacted.
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
In addition, the CFPB enacted the new Truth in Lending - Real Estate Settlement Procedures Act (TILA-RESPA) Integrated Disclosure Rule (“TRID”) in October 2015. This rule imposes additional disclosure timeline requirements and fee tolerances. Complying with TRID could result in delays in loan closings and the delivery of homes.
Standards or requirements provided for by the Dodd-Frank Act, TRID or other laws or regulations could make it more difficult for some potential buyers to finance home purchases and could result in our financial services segment originating fewer mortgages, which, in turn, could have an adverse effect on our future revenues and earnings.
A reduction in the availability of mortgage financing or a significant increase in mortgage interest rates or down payment requirements could adversely affect our business.
Any reduction in the availability of the financing provided by Fannie Mae and Freddie Mac could adversely affect interest rates, mortgage availability and our sales of new homes and origination of mortgage loans.
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
Many of our homebuyers obtain financing for their home purchases from M/I Financial. If, due to the factors discussed above, M/I Financial is limited from making or unable to make loan products available to our homebuyers, our home sales and our homebuilding and financial services results of operations may be adversely affected.
If land is not available at reasonable prices or terms, our homes sales revenue and results of operations could be negatively impacted and/or we could be required to scale back our operations in a given market.
Our operations depend on our ability to obtain land for the development of our communities at reasonable prices and with terms that meet our underwriting criteria. Our ability to obtain land for new communities may be adversely affected by changes in the general availability of land, the willingness of land sellers to sell land at reasonable prices, competition for available land, availability of financing to acquire land, zoning, regulations that limit housing density and other market conditions. If the supply of land, and especially developed lots, appropriate for development of communities is limited because of these factors, or for any other reason, the number of homes that we build and sell may decline. To the extent that we are unable to timely purchase land or enter into new contracts for the purchase of land at reasonable prices, due to the lag between the time we acquire land and the time we begin selling homes, our revenue and results of operations could be negatively impacted and/or we could be required to scale back our operations in a given market.

Our land investment exposes us to significant risks, including potential impairment charges, that could negatively impact our profits if the market value of our inventory declines.
We must anticipate demand for new homes several years prior to homes being sold to homeowners. There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes fluctuates and land becomes more scarce, as has recently been the case, which can increase the costs of land. There is often a significant lag time between when we acquire land for development and when we sell homes in neighborhoods we have planned, developed and constructed. The value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant, and fluctuations in value can reduce profits. Economic conditions could require that we sell homes or land at a loss, or hold land in inventory longer than planned, which could significantly impact our financial condition, results of operations, cash flows and stock performance. Additionally, if conditions in the homebuilding industry decline in the future, we may be required to evaluate our inventory for potential impairment, which may result in additional valuation adjustments, which could be significant and could negatively impact our financial results and condition. We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.
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
Increased costs of lumber, framing, concrete, steel and other building materials could increase our construction costs. We generally are unable to pass on increases in construction costs to customers who have already entered into sales contracts, as those sales contracts generally fix the price of the homes at the time the contracts are signed, which may occur before construction begins. Sustained increases in construction costs may, over time, erode our gross margins from home sales, particularly if pricing competition restricts our ability to pass on any additional costs of materials or labor, thereby decreasing our gross margins from home sales.
We depend on the continued availability of and satisfactory performance of subcontracted labor for the construction of our homes and to provide related materials. As the demand for housing has increased, we experienced in 2014 and 2015, and may continue to experience, modest skilled labor shortages in certain of our markets as the supply chain adjusts to uneven industry growth. The cost of labor may also be adversely affected by shortages of qualified subcontractors and construction personnel, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. We cannot provide any assurance that there will be a sufficient supply or satisfactory performance by these unaffiliated third-party subcontractors, which could have a material adverse effect on our business.
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
We may not be able to offset the impact of inflation through price increases.
Inflation can have a long-term impact on us because if the costs of land, materials and labor increase, we would need to attempt to increase the sale prices of homes to maintain satisfactory margins. In a highly inflationary environment, we may be precluded from raising home prices enough to keep up with the rate of inflation, which could reduce our profit margins. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on demand for our homes. Moreover, with inflation, the costs of capital will likely increase and the purchasing power of our cash resources can decline. Although the rate of inflation has been low for the last several years, we have recently been experiencing modest increases in the prices of labor and materials that exceed the rate of inflation, and some economists predict that government spending programs and other factors could lead to significant inflation in the future.
Our limited geographic diversification could adversely affect us if the demand for new homes in our markets declines.
We have operations in Ohio, Indiana, Illinois, Minnesota, Maryland, Virginia, North Carolina, Florida and Texas. Our limited geographic diversification could adversely impact us if the demand for new homes or the level of homebuilding activity in our current markets declines, since there may not be a balancing opportunity in a stronger market in other geographic regions.
Changes in energy prices may have an adverse effect on the economies in certain markets we operate in and our cost of building homes.
The economies of some of the markets in which we operate are impacted by the health of the energy industry. To the extent that energy prices decline further, the economies of certain of our markets may be negatively impacted which could have a material adverse effect on our business. Furthermore, the pricing offered by our suppliers and subcontractors can be adversely affected by increases in various energy costs resulting in a negative impact on our financial condition, results of operations and cash flows.
Operational Risks
We may not be successful in integrating acquisitions or implementing our growth strategies or in achieving the benefits we expect from such acquisitions and strategies.
We may in the future consider growth or expansion of our operations in our current markets or in other areas of the country, whether through strategic acquisitions of homebuilding companies or otherwise. The magnitude, timing and nature of any future expansion will depend on a number of factors, including our ability to identify suitable additional markets and/or acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Our expansion into new or existing markets, whether through acquisition or otherwise, could have a material adverse effect on our liquidity and/or profitability, and any future acquisitions could result in the dilution of existing shareholders if we issue our common shares as consideration. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the risk of impairing inventory and other assets related to the acquisition, the diversion of management’s attention and resources from other business concerns, risks associated with entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company. In addition, we may not be able to improve our earnings as a result of acquisitions, and our failure to successfully identify and manage future acquisitions could have an adverse impact on our operating results.
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
The mortgage warehousing agreement of our financial services segment will expire in June 2016.
M/I Financial is party to a $110 million secured mortgage warehousing agreement, as amended, among M/I Financial, the lenders party thereto and the administrative agent (the “MIF Mortgage Warehousing Agreement”). M/I Financial uses the MIF Mortgage

Warehousing Agreement to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement will expire on June 24, 2016. If we are unable to renew or replace the MIF Mortgage Warehousing Agreement when it matures, the activities of our financial services segment could be seriously impeded and our home sales and our homebuilding and financial services results of operations may be adversely affected.
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
At December 31, 2015, we had federal NOL carryforwards and credits totaling $30.1 million that may be carried forward up to 17 years to offset future taxable income, with losses beginning to expire in 2028, and state tax effected NOL carryforwards totaling $8.1 million that may be carried forward from one to 17 years, depending on the tax jurisdiction, with losses expiring between 2022 and 2032. If we are unable to use our NOLs, or use of our NOLs is limited, we may have to record charges or reduce our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.
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
The Credit Facility and the indenture governing our 6.75% Senior Notes due 2021 (the “2021 Senior Notes”) impose restrictions on our operations and activities. These restrictions, and/or our failure to comply with the terms of our indebtedness, could have a material adverse effect on our results of operations, financial condition and ability to operate our business.
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
The indenture governing the 2021 Senior Notes also contains covenants that may restrict our ability to operate our business and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise. Failure to comply with these covenants or any of the other restrictions or covenants contained in the indenture governing the 2021 Senior Notes could result in a default under such document, in which case holders of the 2021 Senior Notes may be entitled to cause the sums evidenced by such notes to become due immediately. This acceleration of our obligations under the 2021 Senior Notes could force us into bankruptcy or liquidation and we may be unable to repay those amounts without selling substantial assets, which might be at prices well below the long-term fair values and carrying values of the assets. Our ability to comply with the foregoing restrictions and covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
In addition, while the indentures governing the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes do not contain any financial or operating covenants relating to or restrictions on the payment of dividends, the incurrence of indebtedness or the repurchase or issuance of securities by us or any of our subsidiaries, such indentures do impose certain other requirements on us, such as the requirement to offer to repurchase the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes upon a fundamental change, as defined in the indentures. Our failure to comply with the requirements contained in the indentures governing the 2017 Convertible Senior Subordinated Notes and/or the 2018 Convertible Senior Subordinated Notes could result in a default under such indentures, in which case holders of the 2017

Convertible Senior Subordinated Notes or the 2018 Convertible Senior Subordinated Notes, as applicable, may be entitled to cause the sums evidenced by such notes to become due immediately. The acceleration of our obligations under the 2017 Convertible Senior Subordinated Notes or the 2018 Convertible Senior Subordinated Notes could have the same effect as an acceleration of the 2021 Senior Notes described above.
Our indebtedness could adversely affect our financial condition, and we and our subsidiaries may incur additional indebtedness, which could increase the risks created by our indebtedness.
As of December 31, 2015, we had approximately $488.2 million of indebtedness (net of debt issuance costs and excluding issuances of letters of credit, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility), and we had $316.4 million of available borrowings under the Credit Facility. In addition, under the terms of the Credit Facility, the indentures governing the 2021 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes and the documents governing our other indebtedness, we have the ability, subject to applicable debt covenants, to incur additional indebtedness. The incurrence of additional indebtedness could magnify other risks related to us and our business. Our indebtedness and any future indebtedness we may incur could have a significant adverse effect on our future financial condition.
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

•
our debt level and the various covenants contained in the Credit Facility, the indentures governing our 2021 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes and the documents governing our other indebtedness could place us at a relative competitive disadvantage as compared to some of our competitors; and

•
the terms of our indebtedness could prevent us from raising the funds necessary to repurchase all of the 2021 Senior Notes tendered to us upon the occurrence of a change of control or all of the 2017 Convertible Senior Subordinated Notes or the 2018 Convertible Senior Subordinated Notes tendered to us upon the occurrence of a fundamental change, which, in each case, would constitute a default under the applicable indenture, which in turn could trigger a default under the Credit Facility and the documents governing our other indebtedness.

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
We could be adversely affected by efforts to impose joint employer liability on us for labor law violations committed by our subcontractors.
Our homes are constructed by employees of subcontractors and other parties. We do not have the ability to control what these parties pay their employees or the rules they impose on their employees. However, various governmental agencies are seeking to hold parties like us responsible for violations of wage and hour laws and other labor laws by subcontractors. The National Labor Relations Board recently ruled that a company could be held responsible for labor violations by its contractors. If that ruling is upheld on appeal, we could be held responsible for labor violations committed by our subcontractors. Governmental rulings that hold us responsible for labor practices by our subcontractors could create substantial exposures for us under our subcontractor relationships.
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
Homebuilding is subject to construction defect, product liability and warranty claims that can be significant and costly.
As a homebuilder, we are subject to construction defect, product liability and warranty claims in the ordinary course of business. These claims are common in the homebuilding industry and can be significant and costly.
We and many of our subcontractors have general liability, property, workers compensation and other business insurance. This insurance is intended to protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. The availability of insurance for construction defects, and the scope of the coverage, are currently limited and the policies that can be obtained are costly and often include exclusions. We have responded to increases in insurance costs and coverage limitations by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted or become more costly. Also, at times we have waived certain provisions of our customary subcontractor insurance requirements, which increases our and our insurers’ exposure to claims and increases the possibility that our insurance will not be adequate to protect us for all the costs we incur.
We record warranty and other reserves for the homes we sell based on a number of factors, including historical experience in our markets, insurance and actuarial assumptions and our judgment with respect to the qualitative risks associated with the types of homes we build. Because of the high degree of judgment required in determining these liability reserves, our actual future liability could differ significantly from our reserves.
Given the inherent uncertainties, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all of our construction defect, product liability and warranty claims. If the costs to resolve these claims exceed our estimates, our financial results and liquidity could be adversely affected.
Our subcontractors can expose us to warranty and other risks.
We rely on subcontractors to construct our homes, and in many cases, to select and obtain building materials. Despite our detailed specifications and quality control procedures, in some cases, it may be determined that subcontractors used improper construction processes or defective materials in the construction of our homes. Although our subcontractors have principal responsibility for defects in the work they do, we have ultimate responsibility to the homebuyers. When we find these issues, we repair them in accordance with our warranty obligations. Improper construction processes and defective products widely used in the homebuilding industry can result in the need to perform extensive repairs to large numbers of homes. The cost of complying with our warranty obligations may be significant if we are unable to recover the cost of repairs from subcontractors, materials suppliers and insurers.
We also can suffer damage to our reputation, and may be exposed to possible liability, if subcontractors fail to comply with applicable laws, including laws involving things that are not within our control. When we learn about possibly improper practices by subcontractors, we try to cause the subcontractors to discontinue them. However, we are not always able to do that, and even when we can, it may not avoid claims against us relating to what the subcontractors already did.
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
Market for Common Shares and Dividends
The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.” As of February 24, 2016, there were approximately 363 record holders of the Company’s common shares. At that date, there were 27,092,723 common shares issued and 24,655,044 common shares outstanding.
The table below presents the high and low sales prices of the Company’s common shares during each of the quarters presented:

2015	HIGH	LOW

First quarter	$24.87	$19.57
Second quarter	25.61	22.20
Third quarter	27.00	17.25
Fourth quarter	25.48	20.40

2014

First quarter	$26.30	$21.07
Second quarter	24.78	21.05
Third quarter	24.92	19.71
Fourth quarter	23.47	18.73
The Company declared and paid a quarterly dividend of $609.375 per share on our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) for each quarter in 2015 and 2014 (for aggregate dividend payments of $4.9 million each year). There were no cash dividends declared or paid to common shareholders in 2015 or 2014.
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

Performance Graph
The following graph illustrates the Company’s performance in the form of cumulative total return to holders of our common shares for the last five calendar years through December 31, 2015, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Stock Index and the Standard & Poor’s 500 Homebuilding Index.

Comparison of Cumulative Year Total Return
300
250
200
150
100
50
Index Value
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
M/I Homes, Inc.
S&P 500
S&P 500 Homebuilding Index

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
M/I Homes, Inc.	$100.00	$62.42	$172.30	$165.47	$149.28	$142.52
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
S&P 500 Homebuilding Index	100.00	100.03	204.45	223.67	249.24	270.53
Share Repurchases
During the year ended December 31, 2015, the Company did not repurchase any common shares. See Note 11 of our Consolidated Financial Statements for more information regarding our ability to repurchase our shares.

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

(In thousands, except per share amounts)	2015	2014	2013	2012	2011
Income Statement (Year Ended December 31):
Revenue	$1,418,395	$1,215,180	$1,036,782	$761,905	$566,424
Gross margin	$300,094	$252,732	$206,469	$147,863	$77,301
Net income (loss)	$51,763	$50,789	$151,423	$13,347	$(33,877)
Preferred dividends	$4,875	$4,875	$3,656	$—	$—
Excess of fair value over book value of preferred shares redeemed	$—	$—	$2,190	$—	$—
Net income (loss) to common shareholders	$46,888	$45,914	$145,577	$13,347	$(33,877)
Earnings (loss) per share to common shareholders:
Basic:	$1.91	$1.88	$6.11	$0.68	$(1.81)
Diluted:	$1.68	$1.65	$5.24	$0.67	$(1.81)
Weighted average shares outstanding:
Basic	24,575	24,463	23,822	19,651	18,698
Diluted	30,047	29,912	28,763	19,891	18,698
Balance Sheet (December 31):
Inventory	$1,112,042	$918,589	$690,934	$556,817	$466,772
Total assets (1)	$1,415,554	$1,205,239	$1,102,104	$824,988	$660,914
Notes payable banks – homebuilding operations	$43,800	$30,000	$—	$—	$—
Notes payable banks – financial services operations	$123,648	$85,379	$80,029	$67,957	$52,606
Notes payable - other	$8,441	$9,518	$7,790	$11,105	$5,801
Convertible senior subordinated notes due 2017- net (1)	$56,518	$55,943	$55,369	$54,794	$—
Convertible senior subordinated notes due 2018 - net (1)	$84,714	$84,006	$83,297	$—	$—
Senior notes – net (1)	$294,727	$226,099	$225,082	$224,064	$235,445
Shareholders’ equity	$596,566	$544,295	$492,803	$335,428	$273,350

(1)
During 2015, we elected to early-adopt Accounting Standards Update 2015-03, Interest-Imputation of Interest. Comparative financial statements of prior years have been adjusted to apply the new method retrospectively.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

OVERVIEW
M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 94,000 homes since we commenced homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)) and, following our acquisition of a privately-held homebuilder in the Minneapolis/St. Paul market in December 2015, we also currently operate under the name Hans Hagen Homes in that market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Tampa and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.
Included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are the following topics relevant to the Company’s performance and financial condition:

•	Application of Critical Accounting Estimates and Policies;

•	Results of Operations;

•	Discussion of Our Liquidity and Capital Resources;

•	Summary of Our Contractual Obligations;

•	Discussion of Our Utilization of Off-Balance Sheet Arrangements; and

•	Impact of Interest Rates and Inflation.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and assumptions on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and assumptions and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future. See “Forward - Looking Statements” above in Part I.
Listed below are those estimates and policies that we believe are critical and require the use of complex judgment in their application. Our critical accounting estimates should be read in conjunction with the Notes to our Consolidated Financial Statements.
Revenue Recognition.  Revenue from the sale of a home is recognized when the delivery has occurred, title has passed, the risks and rewards of ownership are transferred to the buyer, and an adequate initial and continuing investment by the homebuyer is received, or when the loan has been sold to a third-party investor. Revenue for homes that close to the buyer having a down payment of 5% or greater, home deliveries financed by third parties, and all home deliveries insured under Federal Housing Administration (“FHA”), U.S. Veterans Administration (“VA”) and other government-insured programs are recorded in the financial statements on the date of closing.
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
Inventory. Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction, and common costs that benefit the entire community, less impairments, if any. Land acquisition, land development and common costs (both incurred and estimated to be incurred) are typically allocated to individual lots based on the total number of lots expected to be closed in each community or phase, or based on the relative fair value, the relative sales value or the front footage method of each lot. Any changes to the estimated total development costs of a community or phase are allocated proportionately to the homes remaining in the community or phase and homes previously closed. The cost of individual lots is transferred to homes under construction when home construction begins. Home construction costs are accumulated on a specific identification basis. Costs of home deliveries include the specific construction cost of the home and the allocated lot costs. Such costs are charged to cost of sales simultaneously with revenue recognition, as discussed above. When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home. As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home. We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home. We monitor the accuracy of such estimates by comparing actual costs incurred in subsequent months to the estimate. Although actual costs to complete a home in the future could differ from our estimates, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.
Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land is impaired, at which point the inventory is written down to fair value as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360”). The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, the value of the land itself as well as any results from third-party appraisals. From the review of all of these factors, we identify communities whose carrying values may exceed their estimated undiscounted future cash flows and run a test for recoverability. For those communities whose carrying values exceed the estimated undiscounted future cash flows and which are deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company’s cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions and/or changes in management’s intentions with respect to the inventory may lead the Company to incur additional impairment charges in the future. Because each inventory asset is unique, there are numerous inputs and assumptions used in our valuation techniques, including estimated average selling price, construction and development costs, absorption pace (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates, which could materially impact future cash flow and fair value estimates.
As of December 31, 2015, our projections generally assume a gradual improvement in market conditions. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of December 31, 2015, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums.
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
Land Option or Purchase Agreements. In accordance with ASC 810-10, Consolidation (“ASC 810”), we analyze our land option or purchase agreements to determine whether the corresponding land seller is a variable interest entity (“VIE”) and, if so, whether we are the primary beneficiary (using an analysis similar to that described in Note 1 of our Consolidated Financial Statements within the description of our significant accounting policy for VIEs). Although we do not have legal title to the optioned land,

ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory Not Owned on our Consolidated Balance Sheets. At both December 31, 2015 and 2014, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements. Please refer to Note 1 of our Consolidated Financial Statements and the “Off-Balance Sheet Arrangements” section below for additional information related to our off-balance-sheet arrangements.
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
Our warranty reserves for our 30-year (offered on all homes sold after April 25, 1998 and on or before December 1, 2015 in all of our markets except our Texas markets), 15-year (offered on all homes sold after December 1, 2015 in all of our markets except our Texas markets) or 10-year (offered on all homes sold in our Texas markets) transferable structural warranty programs are established on a per-unit basis. While the structural warranty reserve is recorded as each house closes, the sufficiency of the structural warranty per unit charge and total reserve is re-evaluated on an annual basis, with the assistance of an actuary, using our own historical data and trends, as well as industry-wide historical data and trends, and other project specific factors. The reserves are also evaluated quarterly and adjusted if we encounter activity that is not consistent with the historical experience used in the annual analysis. These reserves are subject to variability due to uncertainties regarding structural defect claims for products we build, the markets in which we build, claim settlement history, insurance and legal interpretations, among other factors.
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
Segment Reporting. The application of segment reporting requires significant judgment in determining our operating segments. Operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Company’s chief operating decision makers to evaluate performance, make operating decisions and determine how to allocate resources.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 14 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding reportable segments; and (3) our consolidated financial results.
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
In accordance with the aggregation criteria defined in ASC 280, we have determined our reportable segments as follows: Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments included in each reportable segment have been aggregated because they share similar aggregation characteristics as prescribed in ASC 280 in the following regards: (1) long-term economic characteristics; (2) historical and expected future long-term gross margin percentages; (3) housing products, production processes and methods of distribution; and (4) geographical proximity. We may, however, be required to reclassify our reportable segments if markets that currently are being aggregated do not continue to share these aggregation characteristics which are evaluated annually.
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana	Houston, Texas	Raleigh, North Carolina
Chicago, Illinois	San Antonio, Texas
Minneapolis/St. Paul, Minnesota	Austin, Texas
Dallas/Fort Worth, Texas

RESULTS OF OPERATIONS
Overview
For the year ended December 31, 2015, we experienced generally favorable market conditions in most of our markets as a result of increases in employment , low interest rates, improved consumer confidence and improved mortgage availability. These favorable conditions and the continued execution of our strategic business initiatives enabled us to achieve the following:

•	New contracts increased 12%

•	Homes delivered increased 4%, reaching its highest unit levels in nine years

•	Average price of homes delivered increased 10% to $346,000 - a record high for our Company

•	Number of homes in backlog increased 25%, and our total sales value in backlog increased 34% to $569 million

•	Revenue increased 17%

•	Gross margin increased 40 basis points to 21.2%

•	Pre-tax income increased 25% to $86.9 million, inclusive of a $7.8 million loss related to early extinguishment of debt

•	Selling, general and administrative expense as a percentage of revenue decreased 70 basis points to 13.3%

•	Number of active communities increased 17%

We accomplished these results despite various industry headwinds we faced during the year, including inclement weather, labor and trade shortages in certain of our markets, the Federal Reserve’s first interest rate increase in nine years, and the implementation of the TILA-RESPA Integrated Disclosure Regulations in the second half of the year. We believe that our results were positively impacted by favorable conditions for housing demand, our strategic growth and investment in new communities; continued improvement in our mix of communities and better locations within each of our markets; our continued focus on controlling overall costs; and the strong performance of our financial services operations.
Summary of Company Financial Results in 2015
In 2015, we achieved net income to common shareholders of $46.9 million, or $1.68 per diluted share, which included $3.6 million of pre-tax impairment charges, a $7.8 million loss on early extinguishment of debt, and $4.9 million in dividend payments made to holders of our Series A Preferred Shares. This compares to net income to common shareholders of $45.9 million, or $1.65 per diluted share, in 2014, which included a $9.3 million accounting benefit from income taxes associated with the reversal of our remaining state deferred tax asset valuation allowance, $3.5 million of pre-tax impairment charges, and $4.9 million in dividend payments made to holders of our Series A Preferred Shares.
In 2015, we recorded total revenue of $1.42 billion, of which $1.34 billion was from home deliveries, $40.3 million was from land sales, and $36.0 million was from our financial services operations. Revenue from homes delivered increased 15% from 2014 driven primarily by an 11% increase in the average sales price of homes delivered in 2015 ($33,000 per home delivered) compared to 2014, and 162 additional homes delivered in 2015 (a 4% increase). Revenue from land sales increased $20.0 million from 2014 due primarily to land sales in both our Mid-Atlantic and Southern regions. Revenue from our financial services segment increased 19% to $36.0 million in 2015 primarily due to the factors discussed below in our “Year Over Year Comparisons” section.
Total gross margin increased $47.4 million in 2015 compared to 2014 as a result of a $41.5 million improvement in the gross margin of our homebuilding operations and a $5.9 million improvement in the gross margin of our financial services operations. The improvement in the gross margin of our homebuilding operations was primarily due to a $37.9 million improvement in housing gross margin compared to 2014 and a $3.8 million improvement in gross margin from strategic land sales made throughout 2015. We believe the increased sales prices in 2015 were driven primarily by pricing leverage in select locations and submarkets and shifts in both product and community mix. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. As a result, housing gross margin may fluctuate up or down depending on the mix of communities delivering homes in any given year. The pricing improvements were partially offset by higher average lot and construction costs related to cost increases associated with homebuilding industry conditions and normal supply and demand dynamics. In 2015, we were able to pass a majority of the higher construction costs to our homebuyers in the form of higher sales prices. However, we cannot provide any assurance that our ability to pass such cost increases to our homebuyers through higher sales prices will continue and we do not expect sales prices to increase at the same rate in 2016.
Selling, general and administrative expense increased $18.3 million in 2015, but improved as a percentage of revenue to 13.3% in 2015 compared to 14.0% in 2014. Selling expense increased $14.0 million to $95.1 million from $81.1 million in 2014 and remained flat as a percentage of revenue at 6.7% for 2015 and 2014. Variable selling expense for sales commissions contributed $9.9 million to the increase due to the increase in the number of homes delivered and the higher average sales price, $3.4 million of which related to costs associated with our Austin and Dallas/Fort Worth, Texas markets. The increase in selling expense was also attributable to a $4.1 million increase in non-variable selling expense related to expenses associated with our sales offices and models, $1.5 million of which related to costs associated with our sales offices and models in our Austin and Dallas/Fort Worth markets, in addition to the impact of costs associated with the 17% increase in our community count in 2015 compared to 2014. General and administrative expense increased $4.4 million, from $88.8 million in 2014 to $93.2 million in 2015 but improved as a percentage of revenue from 7.3% in 2014 to 6.6% in 2015. This dollar increase was primarily due to a $1.5 million increase in land related expenses compared to prior year due to the growth in our land position, a $1.5 million increase related to our Austin and Dallas/Fort Worth markets, a $0.9 million increase in share based incentive compensation expense associated with our improved financial performance and a $0.5 million increase in payroll-related expense (as our employee count increased 11% from a year ago). We continue to focus on cost control and reducing our selling, general and administrative expense.
Outlook
We believe that U.S. housing markets will generally experience modest improvement in 2016, similar to the increased level of new homes sales we experienced in 2015, as a result of continued positive trends in unemployment and low interest rates. We remain focused on increasing our profitability by generating additional revenue and improving overhead operating leverage, continuing to expand our market share, and investing in attractive land and/or new market opportunities. We believe that our geographic footprint and opportunities for growth in our current markets, particularly our newer Texas markets and our new Minneapolis/St. Paul market, combined with the significant number of well-located communities that we opened in 2015, will position us to sustain the positive momentum of our business and further improve our profitability and results in 2016.
We expect to continue to emphasize the following strategic business objectives in 2016:

•	profitably growing our presence in our existing markets, including opening new communities;

•	reviewing new markets for investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.

Consistent with these objectives, we took a number of steps in 2015 to position the Company for continued improvement in 2016 and beyond, including investing $232.7 million in land acquisitions and $205.1 million in land development in 2015 to help grow our presence in our existing markets, as well as acquiring a privately-held homebuilder in Minneapolis/St. Paul, Minnesota in the fourth quarter of 2015. We currently estimate that we will spend approximately $425 million to $475 million on land purchases and land development in 2016. However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home sales and deliveries and we will adjust our land spending accordingly.
We ended 2015 with more than 22,400 lots under control, which represents a 5.8 year supply of lots based on 2015 homes delivered, including certain lots that we anticipate selling to third parties. This represents an 8% increase from our approximately 20,700 lots under control at the end of 2014. We also opened 62 communities and closed 37 communities in 2015, ending the year with a total of 175 communities. In 2016, we expect our average community count will increase by 5 - 10% from our average community count of 160 communities for 2015.
Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics will continue in the future.

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); interest expense; and depreciation and amortization for the years ended December 31, 2015, 2014 and 2013:

	Year Ended
(In thousands)	2015	2014	2013
Revenue:
Midwest homebuilding	$500,873	$426,090	$336,242
Southern homebuilding	514,747	420,901	324,436
Mid-Atlantic homebuilding	366,800	338,067	347,565
Financial services (a)	35,975	30,122	28,539
Total revenue	$1,418,395	$1,215,180	$1,036,782

Gross margin:
Midwest homebuilding	$96,527	$78,124	$55,967
Southern homebuilding	104,168	81,484	60,960
Mid-Atlantic homebuilding	63,424	63,002	61,003
Financial services (a)	35,975	30,122	28,539
Total gross margin	$300,094	$252,732	$206,469

Selling, general and administrative expense:
Midwest homebuilding	$45,091	$40,640	$34,498
Southern homebuilding	56,892	47,143	37,307
Mid-Atlantic homebuilding	38,280	35,500	33,706
Financial services (a)	14,943	14,506	12,741
Corporate	33,094	32,189	29,524
Total selling, general and administrative expense	$188,300	$169,978	$147,776

Operating income (loss):
Midwest homebuilding	$51,436	$37,484	$21,469
Southern homebuilding	47,276	34,341	23,653
Mid-Atlantic homebuilding	25,144	27,502	27,297
Financial services (a)	21,032	15,616	15,798
Corporate	(33,094)	(32,189)	(29,524)
Total operating income	$111,794	$82,754	$58,693

Interest expense:
Midwest homebuilding	$4,005	$3,001	$4,923
Southern homebuilding	7,244	5,445	6,142
Mid-Atlantic homebuilding	4,656	3,480	3,491
Financial services (a)	1,616	1,439	1,382
Total interest expense	$17,521	$13,365	$15,938

Equity in income of unconsolidated joint ventures	$(498)	$(347)	$(306)
Loss on early extinguishment of debt	7,842	—	1,726

Income before income taxes	$86,929	$69,736	$41,335

Depreciation and amortization:
Midwest homebuilding	$1,614	$1,277	$1,063
Southern homebuilding	2,069	1,584	1,230
Mid-Atlantic homebuilding	1,464	970	995
Financial services	1,213	201	138
Corporate	4,568	4,264	4,885
Total depreciation and amortization	$10,928	$8,296	$8,311

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at December 31, 2015 and 2014:

	At December 31, 2015
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,379	$16,128	$4,203	$—	$23,710
Inventory (a)	368,748	416,443	303,141	—	1,088,332
Investments in unconsolidated joint ventures	5,976	30,991	—	—	36,967
Other assets	10,018	23,704	7,253	225,570	266,545
Total assets	$388,121	$487,266	$314,597	$225,570	$1,415,554

	At December 31, 2014
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,573	$14,752	$4,170	$—	$23,495
Inventory (a)	303,037	331,938	260,119	—	895,094
Investments in unconsolidated joint ventures	1,764	26,005	—	—	27,769
Other assets (b)	7,933	16,829	7,536	226,583	258,881
Total assets	$317,307	$389,524	$271,825	$226,583	$1,205,239

(a)
Inventory includes: single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)
Due to our election to early adopt ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Corporate, Financial Services and Unallocated Other assets for the year ended December 31, 2014 has been adjusted by $6.2 million to apply the new method retrospectively.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Midwest Region
Homes delivered	1,417	1,376	1,237
New contracts, net	1,485	1,336	1,364
Backlog at end of period	672	505	545
Average sales price of homes delivered	$349	$306	$269
Average sales price of homes in backlog	$390	$351	$311
Aggregate sales value of homes in backlog	$261,792	$177,280	$169,680
Revenue homes	$495,044	$420,434	$332,858
Revenue third party land sales	$5,829	$5,656	$3,384
Operating income homes	$50,132	$35,914	$22,902
Operating income (loss) land	$1,304	$1,570	$(1,433)
Number of average active communities	65	64	65
Number of active communities, end of period	73	62	70
Southern Region
Homes delivered	1,447	1,332	1,182
New contracts, net	1,557	1,333	1,290
Backlog at end of period	560	450	449
Average sales price of homes delivered	$340	$310	$272
Average sales price of homes in backlog	$357	$341	$307
Aggregate sales value of homes in backlog	$200,030	$153,279	$137,942
Revenue homes	$492,227	$412,438	$321,098
Revenue third party land sales	$22,520	$8,463	$3,338
Operating income homes	$43,127	$33,675	$22,273
Operating income land	$4,149	$666	$1,380
Number of average active communities	59	51	42
Number of active communities, end of period	66	50	50
Mid-Atlantic Region
Homes delivered	1,019	1,013	1,053
New contracts, net	1,051	994	1,133
Backlog at end of period	299	267	286
Average sales price of homes delivered	$348	$328	$321
Average sales price of homes in backlog	$360	$354	$351
Aggregate sales value of homes in backlog	$107,602	$94,628	$100,395
Revenue homes	$354,864	$331,931	$338,122
Revenue third party land sales	$11,936	$6,136	$9,443
Operating income homes	$23,936	$26,119	$25,271
Operating income land	$1,208	$1,383	$2,026
Number of average active communities	36	36	35
Number of active communities, end of period	36	38	37
Total Homebuilding Regions
Homes delivered	3,883	3,721	3,472
New contracts, net	4,093	3,663	3,787
Backlog at end of period	1,531	1,222	1,280
Average sales price of homes delivered	$346	$313	$286
Average sales price of homes in backlog	$372	$348	$319
Aggregate sales value of homes in backlog	$569,424	$425,187	$408,017
Revenue homes	$1,342,135	$1,164,803	$992,078
Revenue third party land sales	$40,285	$20,255	$16,165
Operating income homes	$117,195	$95,708	$70,446
Operating income land	$6,661	$3,619	$1,973
Number of average active communities	160	151	142
Number of active communities, end of period	175	150	157

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Financial Services
Number of loans originated	2,853	2,572	2,598
Value of loans originated	$807,985	$677,418	$627,509

Revenue	$35,975	$30,122	$28,539
Less: Selling, general and administrative expenses	14,943	14,506	12,741
Interest expense	1,616	1,439	1,382
Income before income taxes	$19,416	$14,177	$14,416

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Midwest	15.4%	18.8%	18.7%
Southern	16.9%	18.1%	16.2%
Mid-Atlantic	12.3%	10.5%	12.4%

Total cancellation rate	15.2%	16.4%	16.1%

Year Over Year Comparisons
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Midwest Region. For the twelve months ended December 31, 2015, homebuilding revenue in our Midwest region increased $74.8 million, from $426.1 million in 2014 to $500.9 million in 2015. This 18% increase in homebuilding revenue was primarily the result of a 14% increase in the average sales price of homes delivered ($43,000 per home delivered) and a 3% increase in the number of homes delivered (41 units). Operating income in our Midwest region increased $13.9 million, from $37.5 million in 2014 to $51.4 million in 2015. The increase in operating income was primarily the result of an $18.4 million increase in our gross margin in 2015, offset, in part, by a $4.5 million increase in selling, general, and administrative expense. Our Midwest region experienced a gross margin percentage of 19.3% for 2015 -- a 100 basis point improvement when compared to 18.3% for 2014. This improvement in our gross margin percentage was primarily reflective of the revenue improvements described above and the absence in 2015 of $3.4 million of asset impairment charges that we recorded in 2014, partially offset by higher lot and construction costs related to cost increases in labor and materials.
Selling, general and administrative expense increased $4.5 million, from $40.6 million in 2014 to $45.1 million in 2015, but declined as a percentage of revenue to 9.0% in 2015 from 9.5% in 2014. The increase in selling, general and administrative expense was attributable, in part, to a $3.7 million increase in selling expense, which was primarily due to a $3.0 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and number of homes delivered and a $0.6 million increase in non-variable selling expense primarily related to our design centers and sales offices. The increase in selling, general and administrative expense was also attributable to a $0.8 million increase in general and administrative expense, which was primarily due to an increase in real estate tax expense related to the increase in our land position, as well as other miscellaneous cost increases.
During 2015, we experienced an 11% increase in new contracts in our Midwest region, from 1,336 in 2014 to 1,485 in 2015 due to our increased community count from prior year. Average sales price in backlog increased to $390,000 at December 31, 2015 compared to $351,000 at December 31, 2014 and homes in backlog increased 33% from 505 homes at December 31, 2014 to 672 homes at December 31, 2015, partially due to the addition of 92 homes in backlog from our recent acquisition in Minneapolis/St. Paul, Minnesota together with higher-end product offerings and improving sub-market conditions within the region. During the twelve months ended December 31, 2015, we opened 24 communities in our Midwest region compared to 13 during 2014. Our monthly absorption rate in our Midwest region was 1.9 per community in 2015, compared to 1.8 in 2014.
Southern Region. For the twelve months ended December 31, 2015, homebuilding revenue in our Southern region increased $93.8 million, from $420.9 million in 2014 to $514.7 million in 2015. This 22% increase in homebuilding revenue was the result of a 10% increase in the average sales price of homes delivered ($30,000 per home delivered), a 9% increase in the number of homes delivered (115 units), and a $14.1 million increase in land sales revenue. Operating income in our Southern region increased $13.0 million, from $34.3 million in 2014 to $47.3 million in 2015. The increase in operating income was primarily the result of a $22.7 million increase in our gross margin in 2015, offset, in part, by a $9.8 million increase in selling, general, and administrative expense. Our Southern region experienced a gross margin percentage of 20.2% for 2015 -- an 80 basis point improvement when compared to 19.4% for 2014. The improvement in our gross margin percentage when compared to 2014 was primarily reflective of the increase in average sales price of home delivered described above and a $3.5 million increase in profit from strategic land sales during the year, partially offset by higher lot and construction costs related to both the mix of homes delivered and cost increases in labor and materials.
Selling, general and administrative expense increased $9.8 million from $47.1 million in 2014 to $56.9 million in 2015 but declined as a percentage of revenue to 11.1% in 2015 from 11.2% in 2014. The increase in selling, general and administrative expense was attributable, in part, to a $7.5 million increase in selling expense, which was primarily due to (1) a $5.0 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and the larger number of homes delivered, $3.4 million of which was associated with our Austin and Dallas/Fort Worth markets, and (2) a $2.5 million increase in non-variable selling expenses related to our sales offices and models as a result of our increased community count, $1.5 million of which was related to our Austin and Dallas/Fort Worth markets. The increase in selling, general and administrative expense was also attributable to a $2.3 million increase in general and administrative expense, which was primarily due to a $1.6 million increase related to our Austin and Dallas/Fort Worth, Texas markets, a $0.5 million increase in land related expenses and a $0.2 million increase in payroll-related expenses.
During 2015, we experienced a 17% increase in new contracts in our Southern region, from 1,333 in 2014 to 1,557 in 2015. Average sales price in backlog increased to $357,000 at December 31, 2015 compared to $341,000 at December 31, 2014 due to favorable shifts in product type and market mix. Homes in backlog increased 24% from 450 homes at December 31, 2014 to 560 homes at December 31, 2015. The increases in new contracts and backlog were primarily due to growth in our Texas operations, with the exception of our Houston market due to the impact of declining oil prices on the local economy, as well as improved demand in our Florida markets. During 2015, we opened 23 communities in our Southern region compared to 25 communities opened during 2014. Our monthly absorption rate in our Southern region remained flat at 2.2 per community in 2015 and 2014.
Mid-Atlantic Region. For the twelve months ended December 31, 2015, homebuilding revenue in our Mid-Atlantic region increased $28.7 million from $338.1 million in 2014 to $366.8 million in 2015. This 8% increase in homebuilding revenue was the result of a 6% increase in the average sales price of homes delivered ($20,000 per home delivered), a 1% increase in the number of homes delivered (6 units), and a $5.8 million increase in land sales revenue. Operating income, however, decreased $2.4 million, from $27.5 million in 2014 to $25.1 million in 2015. The decrease in operating income was primarily the result of a $2.8 million increase in selling, general, and administrative expense, offset, in part, by a $0.4 million increase in our gross margin. Gross margin percentage, however, declined by 130 basis points to 17.3% compared to 18.6% for 2014 in our Mid-Atlantic region. This decline in gross margin percentage was partially due to a $3.6 million increase in asset impairment charges taken during the period in our Washington, D.C. market, and higher lot and construction costs related to cost increases in labor and materials associated with housing market conditions, market mix, and shifts in product type.
Selling, general and administrative expense increased $2.8 million from $35.5 million in 2014 to $38.3 million in 2015 but decreased slightly as a percentage of revenue from 10.5% in 2014 to 10.4% in 2015. The increase in selling, general and administrative expense was attributable to a $2.8 million increase in selling expense due to (1) a $1.9 million increase in variable selling expenses resulting from increases in sales commissions from the higher average sales price of homes delivered and (2) a $0.9 million increase in non-variable selling expenses primarily related to our sales offices and models.
During 2015, we experienced a 6% increase in new contracts in our Mid-Atlantic region, from 994 in 2014 to 1,051 in 2015. The average sales price of homes in backlog increased from $354,000 at December 31, 2014 to $360,000 at December 31, 2015, and the number of homes in backlog increased 12% from 267 homes at December 31, 2014 to 299 homes at December 31, 2015. These improvements in new contracts and backlog were attributable to increased absorption rates and improved demand. During 2015, we opened 15 communities in our Mid-Atlantic region compared to 18 communities opened during 2014. Our monthly absorption rate in our Mid-Atlantic region improved to 2.5 per community in 2015, compared to 2.3 per community in the same period in 2014.
Financial Services. Revenue from our mortgage and title operations increased $5.9 million (19%) from $30.1 million in 2014 to $36.0 million in 2015 as a result of an 11% increase in the number of loan originations, from 2,572 in 2014 to 2,853 in 2015, a 7.6% increase in the average loan amount from $263,000 in 2014 to $283,000 in 2015 and favorable market conditions related to the sale of our loans to third parties.
We achieved a $5.4 million increase in operating income in 2015 compared to 2014, which was primarily due to the increase in our revenue discussed above offset partially by a $0.4 million increase in selling, general and administrative expense in 2015 compared to 2014, which was primarily attributable to an increase in payroll-related expenses.
At December 31, 2015, M/I Financial provided financing services in all of our markets (excluding our newly acquired Minneapolis/St. Paul, Minnesota operations). Approximately 81% of our homes delivered during 2015 were financed through M/I Financial, compared to 79% during 2014. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.
Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expense increased $0.9 million, from $32.2 million in 2014 to $33.1 million in 2015. The increase was primarily due to an increase in share based compensation associated with our improved financial performance.
Interest Expense - Net. Interest expense for the Company increased $4.1 million, from $13.4 million in 2014 to $17.5 million in 2015. This increase was primarily the result of an increase in our weighted average borrowings from $431.4 million in 2014 to $573.2 million in 2015 primarily related to the increased borrowing under our Credit Facility (as defined below in “Liquidity and Capital Resources”). Partially offsetting this increase was a decline in our weighted average borrowing rate from 7.12% for 2014 to 6.21% for 2015.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures represents our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. In 2015 and 2014, the Company earned $0.5 million and $0.3 million, respectively, in equity income from unconsolidated joint ventures.
Loss on Early Extinguishment of Debt. We recognized a loss on early extinguishment of debt of $7.8 million during the year ended December 31, 2015 as a result of the write-off of unamortized debt issuance costs and a prepayment premium associated in each case with the redemption of our 8.625% Senior Notes due 2018 (the “2018 Senior Notes”) during the fourth quarter of 2015.
Income Taxes. Our overall effective tax rate was 40.5% for the year ended December 31, 2015 and 27.2% for the year ended December 31, 2014. The higher effective rate for 2015 was attributable to the tax impact of expired stock options and changes in state tax rate and apportionments that occurred during the year. The higher effective rate for the year ended December 31, 2015 was also attributable to the reversal of a state tax valuation allowance of $9.3 million in 2014 that did not recur in 2015 (please see Note 14 to our Consolidated Financial Statements for more information).
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
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity
At December 31, 2015, we had $13.1 million of cash, cash equivalents and restricted cash, with $10.2 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $5.3 million decrease in unrestricted cash and cash equivalents from December 31, 2014. Our principal uses of cash during 2015 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, and short-term working capital and debt service requirements, including the redemption of our 2018 Senior Notes and repayment of amounts outstanding under our credit facilities, as well as the acquisition of a privately-held homebuilder in Minneapolis/St. Paul, Minnesota during the fourth quarter of 2015. In order to fund these uses of cash, we used proceeds from home deliveries and the sale of mortgage loans, excess cash generated from our debt refinancing during the fourth quarter of 2015 (see the “Financing Cash Flow Activities” section below), borrowings under our credit facilities, and other sources of liquidity.
We are actively acquiring and developing lots in our markets to replenish and grow our lot supply and active community count. We expect to continue to expand our business based on the anticipated level of demand for new homes in our markets. Accordingly, we expect our cash outlays for land purchases, land development, home construction and operating expenses will continue to exceed our cash generated by operations during some monthly and quarterly periods in 2016, and we expect to continue to utilize our revolving credit facility in 2016.
During the year ended December 31, 2015, we delivered 3,883 homes, started 3,900 homes, and spent $232.7 million on land purchases and $205.1 million on land development. Based on our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $425 million to $475 million on land purchases and land development during 2016.
We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to these land option agreements, as of December 31, 2015, we had purchase agreements to acquire 11,023 lots, with an aggregate current purchase price of approximately $513.2 million during 2016 through 2028.
Land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home deliveries and adjust our land spending accordingly. The planned increase in our land spending in 2016 compared to 2015 is driven primarily by the growth of our business.
Operating Cash Flow Activities. During 2015, we used $82.2 million of cash in our operating activities, compared to $132.7 million of cash used in our operating activities in 2014. The net decrease of $50.5 million in cash used in operating activities during 2015 compared to 2014 was primarily due to a decrease in the change in inventory, from a $209.3 million net increase in inventory in 2014 to a $159.0 million net increase in 2015, as our change in net investment in land and houses under construction decreased from the prior year.
Investing Cash Flow Activities. During 2015, we used $37.6 million of cash in investing activities, compared to using $12.6 million of cash in investing activities in 2014. This $25.0 million increase in cash usage was primarily due to our acquisition of a privately held homebuilder in Minneapolis/St. Paul, Minnesota during the fourth quarter of 2015.
Financing Cash Flow Activities. During 2015, we generated $114.5 million of cash from our financing activities, compared to generating $32.1 million of cash during 2014. The change in cash generated from financing activities was primarily due to our issuance of $300.0 million of 6.75% Senior Notes due 2021 (the “2021 Senior Notes”), offset partially by related debt issuance costs and the redemption of our 2018 Senior Notes for $232.7 million.
At December 31, 2015 and December 31, 2014, our ratio of net debt to net capital was 50% and 47%, respectively, calculated as total debt minus total cash, cash equivalents and restricted cash, divided by the sum of total debt minus total cash, cash equivalents and restricted cash plus shareholders' equity. The increase compared to December 31, 2014 was due to higher debt levels and a decrease in our cash balance compared to December 31, 2014 as well as an increase in shareholders’ equity, primarily related to our net earnings. We believe that this ratio provides useful information regarding our financial position, for understanding the leverage employed in our operations and for comparing us with other homebuilders.
We fund our operations with cash flows from operating activities, including proceeds from home deliveries, land sales and the sale of mortgage loans. We believe that these sources of cash, along with our balance of unrestricted cash and borrowings available under our credit facilities, will be sufficient to fund our currently anticipated working capital needs, investment in land and land development, construction of homes, operating expenses, planned capital spending, and debt service requirements for at least the next twelve months. In order to increase the amount available for borrowings under our credit facilities and enhance our liquidity, on August 28, 2015, we exercised the accordion feature provided within our primary homebuilding credit facility and increased the aggregate commitment thereunder by $100.0 million as described below. In addition, we routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to seek additional capital by issuing new debt and/or equity securities to strengthen our liquidity or our long-term capital structure. In December 2015, we issued $300.0 million of 2021 Senior Notes and used a portion of the proceeds to redeem our 2018 Senior Notes, as discussed above. The financing needs of our homebuilding and financial services operations depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, debt maturity dates, and other factors. If we seek such additional capital, there can be no assurance that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing shareholders and/or increase our interest costs.
The Company is a party to three primary credit agreements: (1) a $400 million unsecured revolving credit facility dated July 18, 2013, as amended by a First Amendment dated October 20, 2014, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $110 million secured mortgage warehousing agreement, dated March 29, 2013, with M/I Financial as borrower, as most recently amended on December 10, 2015 (the “MIF Mortgage Warehousing Agreement”); and (3) a $15 million mortgage repurchase agreement, as amended and restated on November 3, 2015 and further amended by a First Amendment on December 2, 2015 (the “MIF Mortgage Repurchase Facility”).
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of December 31, 2015:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	10/20/2018	$43,800	$316,395
Notes payable – financial services (b)	(b)	$123,648	$854

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation, which totaled $437.2 million of availability at December 31, 2015, such that the full $400 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $43.8 million of borrowings and $39.8 million of letters of credit outstanding at December 31, 2015, leaving $316.4 million available. The Credit Facility has an expiration date of October 20, 2018.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements as of December 31, 2015 was $150 million, which includes the temporary increases for each facility (as further described below) which both expired on February 1, 2016 at which time the maximum aggregate commitment amount reverted to $125 million. The MIF Mortgage Warehousing Agreement has an expiration date of June 24, 2016 and the MIF Mortgage Repurchase Facility has an expiration date of November 1, 2016.

Notes Payable - Homebuilding.
Homebuilding Credit Facility. The Credit Facility provides for an aggregate commitment amount of $400 million, including a $125 million sub-facility for letters of credit. During the third quarter of 2015, the Company exercised an accordion feature provided for within the Credit Facility, increasing the total revolving commitment amount under the Credit Facility from $300 million to $400 million by obtaining additional commitments from existing lenders. The Credit Facility matures on October 20, 2018. Interest on amounts borrowed under the Credit Facility is payable at either the Alternate Base Rate plus a margin of 175 basis points, or at the Eurodollar Rate plus a margin of 275 basis points, in each case subject to adjustment based on the Company’s leverage ratio.
Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $383.2 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 16 to our Consolidated Financial Statements), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries. The guarantors for the Credit Facility are the same subsidiaries that guarantee our 2021 Senior Notes, 2017 Convertible Senior Subordinated Notes, and 2018 Convertible Senior Subordinated Notes.

As of December 31, 2015, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of December 31, 2015:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$383.2	$538.5
Leverage Ratio	≤	0.60	0.49
Interest Coverage Ratio	≥	1.5 to 1.0	4.1 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$161.5	$22.4
Unsold Housing Units and Model Homes	≤	1,573	884
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
The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $3.0 million to $5.0 million, for a combined letter of credit capacity of $12.0 million, of which $4.9 million was uncommitted at December 31, 2015 and could be withdrawn at any time. As of December 31, 2015, there was a total of $2.7 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $2.7 million of restricted cash.
Notes Payable - Financial Services.
MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The Agreement provides a maximum borrowing availability of $110 million and an accordion feature which allows for an increase of the maximum borrowing availability of up to an additional $20 million (subject to certain conditions, including obtaining additional commitments from existing or new lenders). In December 2015, M/I Financial entered into an amendment to temporarily increase the maximum borrowing availability to $130 million, which expired on February 1, 2016. The MIF Mortgage Warehousing Agreement has an expiration date of June 24, 2016. The maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines is $150 million. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 250 basis points and (2) 2.75%.
As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Warehousing Agreement was set at approximately one year and is under consideration for extension annually by the participating lenders. We expect to extend the MIF Mortgage Warehousing Agreement on or prior to the current expiration date of June 24, 2016, but we cannot provide any assurance that we will be able to obtain such an extension.
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
As of December 31, 2015, there was $104.6 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of December 31, 2015:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	7.2 to 1.0
Liquidity	≥	$5.5	$15.0
Adjusted Net Income	>	$0.0	$9.4
Tangible Net Worth	≥	$11.0	$18.4

MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility, as amended and restated on November 3, 2015, is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility with a maximum borrowing availability of $15 million and an expiration date of November 1, 2016. The agreement was amended in December 2015 to temporarily increase the maximum borrowing availability to $20 million, which expired on February 1, 2016. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of December 31, 2015, there was $19.0 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants as of December 31, 2015.
Senior Notes and Convertible Senior Subordinated Notes.
6.75% Senior Notes. In December 2015, the Company issued $300 million aggregate principal amount of 6.75% Senior Notes due 2021. We used $237.5 million of the net proceeds from the issuance of the 2021 Senior Notes to redeem all of the outstanding 2018 Senior Notes, consisting of principal of $230.0 million, a prepayment premium of $5.0 million, which was recorded as a loss on debt extinguishment, and accrued interest of $2.5 million. Additionally, in connection with the redemption of the 2018 Senior Notes, $1.1 million of unamortized original issue discount and $1.8 million of unamortized debt issuance costs were written-off and recorded as a loss on debt extinguishment.
The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of December 31, 2015, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The indenture governing the 2021 Senior Notes contains covenants substantially similar to the covenants that were set forth in the indenture governing the 2018 Senior Notes.
See Note 11 to the Consolidated Financial Statements for more information regarding the 2021 Senior Notes.
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
Weighted Average Borrowings. In 2015 and 2014, our weighted average borrowings outstanding were $573.2 million and $431.4 million, respectively, with a weighted average interest rate of 6.21% and 7.12%, respectively. The increase in our weighted average borrowings related to an increase in bank borrowings during 2015 compared to 2014 in addition to the issuance of our 2021 Senior Notes in 2015, offset partially by the redemption of our 2018 Senior Notes. The decline in our weighted average interest rate was primarily due to lower costs on the Credit Facility compared to 2014.
At December 31, 2015, we had $43.8 million outstanding under the Credit Facility. During the twelve months ended December 31, 2015, the average daily amount outstanding under the Credit Facility was $118.6 million and the maximum amount outstanding under the Credit Facility was $189.2 million. Based on our current anticipated spending on land acquisition and development in 2016, and associated increases in our investment in inventory, including land and houses under construction, we expect to continue to borrow under the Credit Facility during 2016, with an estimated peak amount outstanding of less than $200 million. The actual amount borrowed in 2016 (and the estimated peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company and any repayments or redemptions of outstanding debt.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $39.8 million of letters of credit issued and outstanding under the Credit Facility at December 31, 2015. During 2015, the average daily amount of letters of credit outstanding under the Credit Facility was $31.3 million and the maximum amount of letters of credit outstanding under the Credit Facility was $39.8 million.
At December 31, 2015, M/I Financial had $104.6 million outstanding under the MIF Mortgage Warehousing Agreement.  During 2015, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $39.4 million and the maximum amount outstanding was $104.6 million.
At December 31, 2015, M/I Financial had $19.0 million outstanding under the MIF Mortgage Repurchase Facility.  During 2015, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $8.3 million and the maximum amount outstanding was $19.9 million.
Preferred Shares. On March 15, 2007, we issued 4,000,000 depositary shares, each representing 1/1000th of a Series A Preferred Share, or 4,000 Series A Preferred Shares in the aggregate, for net proceeds of $96.3 million. On April 10, 2013, we redeemed 2,000 of the Series A Preferred Shares for $50.4 million in cash. The aggregate liquidation value of the remaining 2,000 Series A Preferred Shares is $50 million. The Series A Preferred Shares have a liquidation preference equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the date of final distribution). Dividends on the Series A Preferred Shares are non-cumulative and, if declared by us, are paid at an annual rate of 9.75%. Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15. If there is a change of control of the Company and if the Company’s corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Series A Preferred Shares will increase to 10.75% per year. We may redeem the Series A Preferred Shares in whole or in part (provided, that any redemption that would reduce the aggregate liquidation preference of the Series A Preferred Shares below $25 million in the aggregate would be restricted to a redemption in whole only) at any time or from time to time at a cash redemption price equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the redemption date). Holders of the Series A Preferred Shares have no right to require redemption of the Series A Preferred Shares. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities, and will remain outstanding indefinitely unless redeemed by us. Holders of the Series A Preferred Shares have no voting rights, except with respect to those specified matters set forth in the Company’s Amended and Restated Articles of Incorporation or as otherwise required by applicable Ohio law, and no preemptive rights. The outstanding depositary shares are listed on the New York Stock Exchange under the trading symbol “MHO-PrA.” There is no separate public trading market for the Series A Preferred Shares except as represented by the depositary shares.
The indenture governing our 2021 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $128.5 million at December 31, 2015. We are permitted by the indenture to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance in our restricted payments basket. We declared and paid a quarterly dividend of $609.375 per share on our Series A Preferred Shares for each quarter in 2015 and 2014 for aggregate dividend payments of $4.9 million for the years ended December 31, 2015 and 2014. The determination to pay future dividends on, and make future repurchases of, our common shares and Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
Universal Shelf Registration. In October 2013, the Company filed a $400 million universal shelf registration statement with the SEC, which registration statement became effective on December 20, 2013 and will expire in December 2016. Pursuant to the registration statement, the Company may, from time to time, offer debt securities, common shares, preferred shares, depositary shares, warrants to purchase debt securities, common shares, preferred shares, depositary shares or units of two or more of those securities, rights to purchase debt securities, common shares, preferred shares or depositary shares, stock purchase contracts and units. The timing and amount of offerings, if any, will depend on market and general business conditions.

CONTRACTUAL OBLIGATIONS
Included in the table below is a summary, as of December 31, 2015, of future cash requirements under the Company’s contractual obligations:

	Payments due by period
		Less Than	1 - 3	3 - 5	More than
	Total	1 year	Years	Years	5 years
Notes payable bank – homebuilding operations (a)	$44,180	$380	$43,800	$—	$—
Notes payable bank – financial services (b)	123,793	123,793	—	—	—
Notes payable – other (including interest)	9,183	1,908	6,397	641	237
Senior notes (including interest)	401,250	12,656	40,500	40,500	307,594
Convertible senior subordinated notes (including interest)	153,956	4,456	149,500		—
Obligation for consolidated inventory not owned (c)	6,007	6,007	—	—	—
Operating leases	13,034	4,078	5,530	2,142	1,284
Purchase obligations (d)	302,393	302,393	—	—	—
Total	$1,053,796	$455,671	$245,727	$43,283	$309,115

(a)
Borrowings under the Company’s Credit Facility are at the greater of the floating Alternate Base Rate plus 1.50% or at the Eurodollar Rate plus 2.50%.  Borrowings outstanding at December 31, 2015 had a weighted average interest rate of 2.9%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.

(b)
Borrowings under the MIF Mortgage Warehousing Agreement are at the greater of the floating LIBOR rate plus 250 basis points or 2.75%.  Borrowings under the MIF Mortgage Repurchase Facility are at the floating LIBOR rate plus 250 or 275 basis points, depending on the loan type. Total borrowings outstanding under both agreements at December 31, 2015 had a weighted average interest rate of 2.8%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.

(c)
The Company is party to five land purchase agreements in which the Company has specific performance requirements. The future amounts payable related to these five land purchase agreements is the number of lots the Company is obligated to purchase at the lot price set forth in the agreement. The time period in which these payments will be made is the Company’s best estimate of when these lots will be purchased.

(d)
As of December 31, 2015, the Company had obligations with certain subcontractors and suppliers of raw materials in the ordinary course of business to meet the commitment to deliver 1,531 homes with an aggregate sales price of $569.4 million.  Based on our current housing gross margin, excluding the charge for impairment of inventory, less variable selling costs, less payments to date on homes in backlog, we estimate payments totaling approximately $302.4 million to be made in 2016 relating to those homes.

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
Our off-balance sheet arrangements relating to our homebuilding operations include unconsolidated joint ventures, land option agreements, guarantees and indemnifications associated with acquiring and developing land, and the issuance of letters of credit and completion bonds. Our use of these arrangements is for the purpose of securing the most desirable lots on which to build homes for our homebuyers in a manner that we believe reduces the overall risk to the Company.  Additionally, in the ordinary course of its business, M/I Financial issues guarantees and indemnities relating to the sale of loans to third parties.
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

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
(Dollars in thousands)
Revenue	$468,923	$363,457	$322,856	$263,159
Unit data:
New contracts	897	988	1,100	1,108
Homes delivered	1,253	994	919	717
Backlog at end of period	1,531	1,788	1,794	1,613

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
(Dollars in thousands)
Revenue	$367,964	$330,767	$281,608	$234,841
Unit data:
New contracts	773	892	1,016	982
Homes delivered	1,105	985	894	737
Backlog at end of period	1,222	1,554	1,647	1,525

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permit borrowings of up to $550 million at December 31, 2015, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.
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
The table below shows the notional amounts of our financial instruments at December 31, 2015 and 2014:

	December 31,
Description of Financial Instrument (in thousands)	2015	2014
Best-effort contracts and related committed IRLCs	$2,625	$3,072
Uncommitted IRLCs	46,339	28,028
FMBSs related to uncommitted IRLCs	46,000	41,000
Best-effort contracts and related mortgage loans held for sale	100,152	61,233
FMBSs related to mortgage loans held for sale	27,000	27,000
Mortgage loans held for sale covered by FMBSs	26,690	26,825

The table below shows the measurement of assets and liabilities at December 31, 2015 and 2014:

	December 31,
Description of Financial Instrument (in thousands)	2015	2014
Mortgage loans held for sale	$127,001	$92,794
Forward sales of mortgage-backed securities	(93)	(182)
Interest rate lock commitments	321	288
Best-efforts contracts	(206)	53
Total	$127,023	$92,953

The following table sets forth the amount of (loss) gain recognized on assets and liabilities for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
Description (in thousands)	2015	2014	2013
Mortgage loans held for sale	$(590)	$3,191	$(2,094)
Forward sales of mortgage-backed securities	89	(927)	492
Interest rate lock commitments	32	607	(320)
Best-efforts contracts	(258)	(426)	482
Total (loss) gain recognized	$(727)	$2,445	$(1,440)

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2015. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at December 31, 2015. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total	12/31/2015
ASSETS:
Mortgage loans held for sale:
Fixed rate	$123,869	—	—	—	—	—	$123,869	$121,224
Weighted average interest rate	3.88%	—	—	—	—	—	3.88%
Variable rate	$5,898	—	—	—	—	—	$5,898	$5,777
Weighted average interest rate	2.91%	—	—	—	—	—	2.91%

LIABILITIES:
Long-term debt — fixed rate	$421	$60,006	$86,741	$417	$302	$300,237	$448,124	$446,090
Weighted average interest rate	3.98%	3.27%	3.03%	3.98%	3.37%	6.73%	5.55%
Short-term debt — variable rate	$167,448	—	—	—	—	—	$167,448	$167,448
Weighted average interest rate	2.81%	—	—	—	—	—	2.81%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of M/I Homes, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of M/I Homes, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 26, 2016

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share amounts)	2015	2014	2013

Revenue	$1,418,395	$1,215,180	$1,036,782
Costs and expenses:
Land and housing	1,114,663	958,991	824,508
Impairment of inventory and investment in unconsolidated joint ventures	3,638	3,457	5,805
General and administrative	93,208	88,830	79,494
Selling	95,092	81,148	68,282
Equity in income of unconsolidated joint ventures	(498)	(347)	(306)
Interest	17,521	13,365	15,938
Loss on early extinguishment of debt	7,842	—	1,726
Total costs and expenses	$1,331,466	$1,145,444	$995,447

Income before income taxes	86,929	69,736	41,335

Provision (benefit) from income taxes	35,166	18,947	(110,088)

Net income	$51,763	$50,789	$151,423

Preferred dividends	4,875	4,875	3,656
Excess of fair value over book value of preferred shares redeemed	—	—	2,190

Net income to common shareholders	$46,888	$45,914	$145,577

Earnings per common share:
Basic	$1.91	$1.88	$6.11
Diluted	$1.68	$1.65	$5.24

Weighted average shares outstanding:
Basic	24,575	24,463	23,822
Diluted	30,047	29,912	28,763

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2015	2014

ASSETS:
Cash and cash equivalents	$10,205	$15,535
Restricted cash	2,896	6,951
Mortgage loans held for sale	127,001	92,794
Inventory	1,112,042	918,589
Property and equipment - net	12,897	11,490
Investment in unconsolidated joint ventures	36,967	27,769
Deferred income taxes	67,404	94,412
Other assets	46,142	37,699
TOTAL ASSETS	$1,415,554	$1,205,239

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$86,878	$75,338
Customer deposits	19,567	11,759
Other liabilities	93,670	79,723
Community development district (“CDD”) obligations	1,018	2,571
Obligation for consolidated inventory not owned	6,007	608
Notes payable bank - homebuilding operations	43,800	30,000
Notes payable bank - financial services operations	123,648	85,379
Notes payable - other	8,441	9,518
Convertible senior subordinated notes due 2017 - net	56,518	55,943
Convertible senior subordinated notes due 2018 - net	84,714	84,006
Senior notes - net	294,727	226,099
TOTAL LIABILITIES	$818,988	$660,944

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; 2,000 shares issued and outstanding at both December 31, 2015 and 2014	$48,163	$48,163
Common shares - $.01 par value; authorized 58,000,000 shares at both December 31, 2015 and 2014; issued 27,092,723 shares at both December 31, 2015 and 2014	271	271
Additional paid-in capital	241,239	238,560
Retained earnings	355,427	308,539
Treasury shares - at cost - 2,443,679 and 2,579,813 shares at December 31, 2015 and 2014, respectively	(48,534)	(51,238)
TOTAL SHAREHOLDERS’ EQUITY	$596,566	$544,295
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,415,554	$1,205,239
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2012	4,000	$96,325	21,687,253	$246	$180,289	$117,048	$(58,480)	$335,428
Net income	—	—	—	—	—	151,423	—	151,423
Fair value over carrying value of preferred shares redeemed	—	2,190	—	—	—	(2,190)	—	—
Dividends declared to preferred shareholders	—	—	—	—	—	(3,656)	—	(3,656)
Common share issuance	—	—	2,461,000	25	54,592	—	—	54,617
Preferred shares redeemed	(2,000)	(50,352)	—	—	—	—	—	(50,352)
Stock options exercised	—	—	184,832	—	(1,031)	—	3,671	2,640
Stock-based compensation expense	—	—	—	—	2,344	—	—	2,344
Deferral of executive and director compensation	—	—	—	—	359	—	—	359
Executive and director deferred compensation distributions	—	—	24,858	—	(493)	—	493	—
Balance at December 31, 2013	2,000	$48,163	24,357,943	$271	$236,060	$262,625	$(54,316)	$492,803
Net income	—	—	—	—	—	50,789	—	50,789
Dividends declared to preferred shareholders	—	—	—	—	—	(4,875)	—	(4,875)
Stock options exercised	—	—	147,619	—	(988)	—	2,932	1,944
Stock-based compensation expense	—	—	—	—	3,215	—	—	3,215
Deferral of executive and director compensation	—	—	—	—	419	—	—	419
Executive and director deferred compensation distributions	—	—	7,348	—	(146)	—	146	—
Balance at December 31, 2014	2,000	$48,163	24,512,910	$271	$238,560	$308,539	$(51,238)	$544,295
Net income	—	—	—	—	—	51,763	—	51,763
Dividends declared to preferred shareholders	—	—	—	—	—	(4,875)	—	(4,875)
Stock options exercised	—	—	72,640	—	(408)	—	1,443	1,035
Stock-based compensation expense	—	—	—	—	3,942	—	—	3,942
Deferral of executive and director compensation	—	—	—	—	406	—	—	406
Executive and director deferred compensation distributions	—	—	63,494	—	(1,261)	—	1,261	—
Balance at December 31, 2015	2,000	$48,163	24,649,044	$271	$241,239	$355,427	$(48,534)	$596,566

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$51,763	$50,789	$151,423
Adjustments to reconcile net income to net cash used in operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	3,638	2,410	5,805
Impairment of investment in unconsolidated joint ventures	—	1,047	—
Equity in income of unconsolidated joint ventures	(498)	(347)	(306)
Mortgage loan originations	(807,986)	(677,418)	(627,509)
Proceeds from the sale of mortgage loans	773,189	669,625	614,726
Fair value adjustment of mortgage loans held for sale	590	(3,191)	2,094
Capitalization of originated mortgage servicing rights	(4,726)	(4,009)	—
Amortization of mortgage servicing rights	1,010	775	—
Depreciation	6,612	5,175	4,973
Amortization of debt discount and debt issue costs	3,306	3,121	3,338
Loss on early extinguishment of debt, including transaction costs	2,883	—	1,726
Payment of original issue discount on redemption of senior notes	(3,126)	—	—
Stock-based compensation expense	3,942	3,215	2,344
Deferred income tax expense	32,526	25,790	15,547
Deferred tax asset valuation allowances	—	(9,291)	(126,458)
Change in assets and liabilities:
Cash held in escrow	206	(171)	(37)
Inventory	(159,011)	(209,318)	(156,708)
Other assets	(6,296)	(5,286)	(10,219)
Accounts payable	9,827	5,112	22,536
Customer deposits	3,458	497	1,023
Accrued compensation	1,861	1,182	9,753
Other liabilities	4,673	7,618	11,975
Net cash used in operating activities	(82,159)	(132,675)	(73,974)

INVESTING ACTIVITIES:
Change in restricted cash	3,849	7,122	(5,185)
Purchase of property and equipment	(3,659)	(2,946)	(2,382)
Acquisition, net of cash acquired	(23,950)	—	—
Return of capital from unconsolidated joint ventures	1,226	1,523	1,522
Investment in unconsolidated joint ventures	(18,162)	(20,415)	(29,509)
Net proceeds from sale of mortgage servicing rights	3,065	2,135	—
Net cash used in investing activities	(37,631)	(12,581)	(35,554)

FINANCING ACTIVITIES:
Repayment of senior notes, net of original issue discount	(226,874)	—	—
Proceeds from issuance of senior notes	300,000	—	—
Proceeds from issuance of convertible senior subordinated notes due 2018	—	—	86,250
Net proceeds from issuance of common shares	—	—	54,617
Proceeds from bank borrowings - homebuilding operations	417,300	192,600	—
Repayment of bank borrowings - homebuilding operations	(403,500)	(162,600)	—
Net proceeds from bank borrowings - financial services operations	38,269	5,350	12,072
(Principal repayment of) proceeds from notes payable-other and CDD bond obligations	(1,077)	1,728	(3,315)
Dividends paid on preferred shares	(4,875)	(4,875)	(3,656)
Redemption of preferred shares	—	—	(50,352)
Debt issue costs	(5,818)	(2,081)	(5,501)
Proceeds from exercise of stock options	1,035	1,944	2,640
Net cash provided by financing activities	114,460	32,066	92,755
Net decrease in cash and cash equivalents	(5,330)	(113,190)	(16,773)
Cash and cash equivalents balance at beginning of period	15,535	128,725	145,498
Cash and cash equivalents balance at end of period	$10,205	$15,535	$128,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$15,173	$9,730	$11,834
Income taxes	$2,308	$2,386	$765

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(1,553)	$(559)	$(1,504)
Consolidated inventory not owned	$5,399	$(1,167)	$(17,330)
Distribution of single-family lots from unconsolidated joint ventures	$8,236	$25,689	$4,800
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies
Business.  M/I Homes, Inc. and its subsidiaries (the “Company” or “we”) is engaged primarily in the construction and sale of single-family residential property in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Tampa and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.  The Company designs, sells and builds single-family homes on developed lots, which it develops or purchases ready for home construction.  The Company also purchases undeveloped land to develop into developed lots for future construction of single-family homes and, on a limited basis, for sale to others.  Our homebuilding operations operate across three geographic regions in the United States.  Within these regions, our operations have similar economic characteristics; therefore, they have been aggregated into three reportable homebuilding segments: Midwest homebuilding, Southern homebuilding and Mid-Atlantic homebuilding.
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
Cash and Cash Equivalents.  Liquid investments with an initial maturity of three months or less are classified as cash and cash equivalents. Amounts in transit from title companies for homes delivered of approximately $8.4 million and $7.5 million are included in cash and cash equivalents at December 31, 2015 and 2014, respectively. Our financial services operations held $18.2 million and $11.7 million of the Company’s cash and cash equivalents at December 31, 2015 and 2014.
Restricted Cash. At December 31, 2015 and 2014, restricted cash consists primarily of amounts held in restricted accounts as collateral for letters of credit of $2.9 million and $7.0 million, respectively.
Mortgage Loans Held for Sale.  Mortgage loans held for sale consists primarily of single-family residential loans collateralized by the underlying property.  Generally, all of the mortgage loans and related servicing rights are sold to third-party investors shortly after origination.  Refer to the Revenue Recognition policy described below for additional discussion.
Inventory.  Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction, and common costs that benefit the entire community, less impairments, if any. Land acquisition, land development and common costs (both incurred and estimated to be incurred) are typically allocated to individual lots based on the total number of lots expected to be closed in each community or phase, or based on the relative fair value, the relative sales value or the front footage method of each lot. Any changes to the estimated total development costs of a community or phase are allocated proportionately to homes remaining in the community or phase and homes previously closed. The cost of individual lots is transferred to homes under construction when home construction begins. Home construction costs are accumulated on a specific identification basis. Costs of home deliveries include the specific construction cost of the home and the allocated lot costs. Such costs are charged to cost of sales simultaneously with revenue recognition, as discussed above. When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home. As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home. We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home. We monitor the accuracy of such estimates by comparing actual costs incurred in subsequent months to the estimate, although actual costs to complete a home in the future could differ from our estimates.
Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land is impaired, at which point the inventory is written down to fair value as required by the FASB Accounting Standards Codification (“ASC”) 360-10,

Property, Plant and Equipment (“ASC 360”).  The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, the value of the land itself as well as any results from third party appraisals. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. We also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community’s historical results do not indicate a potential for impairment. From the review of all of these factors, we identify communities whose carrying values may exceed their estimated undiscounted future cash flows and run a test for recoverability. For those communities whose carrying values exceed the estimated undiscounted future cash flows and which are deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company’s cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions and/or changes in management’s intentions with respect to the inventory may lead the Company to incur additional impairment charges in the future.
Our determination of fair value is based on projections and estimates, which are Level 3 measurement inputs.  Because each inventory asset is unique, there are numerous inputs and assumptions used in our valuation techniques, including estimated average selling price, construction and development costs, absorption pace (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates, which could materially impact future cash flow and fair value estimates.
As of December 31, 2015, our projections generally assume a gradual improvement in market conditions over time. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of both December 31, 2015 and December 31, 2014, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.
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
Capitalized Interest.  The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  The summary of capitalized interest for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Capitalized interest, beginning of period	$15,296	$13,802	$15,376
Interest capitalized to inventory	18,410	17,937	13,601
Capitalized interest charged to cost of sales	(16,966)	(16,443)	(15,175)
Capitalized interest, end of year	$16,740	$15,296	$13,802

Interest incurred	$35,931	$31,302	$29,539
Investment in Unconsolidated Joint Ventures. In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During 2015, we increased our total investment in such joint venture arrangements by $9.2 million from $27.8 million at December 31, 2014 to $37.0 million at December 31, 2015, which was driven primarily by our increased cash contributions to our unconsolidated joint ventures of $18.2 million in 2015, offset partially by our increased lot distributions from unconsolidated joint ventures during 2015 of $8.2 million.

We use the equity method of accounting for investments in unconsolidated joint ventures over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated joint ventures’ earnings or loss, if any, is included in our Consolidated Statements of Income. The Company assesses its investments in unconsolidated joint ventures for recoverability on a quarterly basis in accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”) as described below.
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
As of both December 31, 2015 and December 31, 2014, the Company used a discount rate of 16% in determining the fair value of investments in unconsolidated joint ventures. In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the company; and (3) the intent and ability of the Company to retain its investment in the unconsolidated joint venture for a period of time sufficient to allow for any anticipated recovery in market value. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.
For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company’s ownership in these LLCs as of December 31, 2015 ranged from 25% to 74% and as of December 31, 2014 ranged from 25% and 61%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC.
We believe that the Company’s maximum exposure related to its investment in these unconsolidated joint ventures as of December 31, 2015 is the amount invested of $37.0 million (in addition to a $2.5 million note due to the Company from one of the unconsolidated joint ventures), although we expect to invest further amounts in these unconsolidated joint ventures as development of the properties progresses. Further details relating to our unconsolidated joint ventures are included in Note 6 to our Consolidated Financial Statements.
Variable Interest Entities. With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a variable interest entity (“VIE”) and (2) if we are the primary beneficiary of the entity. To determine whether we are the primary beneficiary of an entity, we consider whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. This analysis considers, among other things, whether we have the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If we determine that we are not able to control such activities, we are not considered the primary beneficiary of the VIE.
As of December 31, 2015 and December 31, 2014, we have determined that one of the LLCs in which we have an interest meets the requirements of a VIE due to a lack of equity at risk in the entity. However, we have determined that we do not have substantive control over that VIE as we do not have the ability to control the activities that most significantly impact its economic performance. As a result, we are not required to consolidate the VIE into our financial statements, and we instead record the VIE in Investment in Unconsolidated Joint Ventures on our Consolidated Balance Sheets.
Land Option Agreements. In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, using an analysis similar to that described above. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Consolidated Balance Sheets. At both December 31, 2015 and 2014, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements. Other than as described above in “Consolidated Inventory Not Owned,” the Company currently believes that its maximum exposure as of December 31, 2015 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $36.4 million, including cash deposits of $23.7 million, prepaid acquisition costs of $4.1 million, letters of credit of $6.5 million and $2.1 million of other non-cash deposits.
Consolidated Inventory Not Owned and Related Obligation. At December 31, 2015 and December 31, 2014, Consolidated Inventory Not Owned was $6.0 million and $0.8 million, respectively. At December 31, 2015 and 2014, the corresponding liability of $6.0 million and $0.6 million, respectively, has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheets.
Property and Equipment-net. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following are the major classes of depreciable assets and their estimated useful lives:

	Year Ended December 31,
	2015	2014
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	25,676	24,281
Transportation and construction equipment	102	156
Property and equipment	37,601	36,260
Accumulated depreciation	(24,704)	(24,771)
Property and equipment, net	$12,897	$11,490

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-7 years
Depreciation expense was $2.3 million, $2.0 million and $2.2 million in 2015, 2014 and 2013, respectively.
Notes Receivable. In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable. The counterparties for these transactions are generally land developers, other real estate investors or, in some cases, affiliated unconsolidated LLCs. We consider the creditworthiness of the counterparty when evaluating the relative risk and return involved in pursuing the applicable transaction. Due to the unique facts and circumstances surrounding each receivable, we assess the need for an allowance on an individual basis. Factors considered as part of this assessment include the counterparty’s payment history, the value of any underlying collateral, communications with the counterparty, knowledge of the counterparty’s financial condition and plans, and the current and expected economic environment. Such receivables are reported net of allowance for credit losses within other assets. Such receivables are generally reported in Other Assets in our Consolidated Balance Sheets. At December 31, 2015, Other Assets included notes receivable totaling $3.2 million with interest rates of 0% and 2% and maturities from 2016 to 2017. At December 31, 2014, Other Assets included notes receivable totaling $4.3 million, with interest rates ranging from 0% to 12%, and maturities from 2015 to 2016. With respect to the balance at both December 31, 2015 and 2014, $2.5 million was from an affiliated unconsolidated joint venture.
Deferred Costs. At December 31, 2015 and 2014, unamortized debt issue costs of $2.6 million and $3.1 million, respectively, are included in Other Assets on the Consolidated Balance Sheets. The costs are primarily amortized to interest expense using the straight line method, which approximates the effective interest method.
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

Warranty Reserves. We use subcontractors for nearly all aspects of home construction. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. As such, we record warranty reserves to cover our exposure to the costs for materials and labor not expected to be covered by our subcontractors to the extent they relate to warranty-type claims. Warranty reserves are established by charging cost of sales and crediting a warranty reserve for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs described above under the Company’s warranty programs. Reserves are recorded for warranties under the following warranty programs:

•	Home Builder’s Limited Warranty (“HBLW”); and

•	30, 15 or 10-year transferable structural warranty, depending on sales date and state.
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
While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. At December 31, 2015 and 2014, warranty reserves of $14.3 million and $12.7 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.
Self-insurance Reserves. Self-insurance reserves are made for estimated liabilities associated with employee health care, workers’ compensation, and general liability insurance. For 2015, our self-insurance limit for employee health care was $250,000 per claim per year, with stop loss insurance covering amounts in excess of $250,000. Our workers’ compensation claims are insured by a third party and carry a deductible of $250,000 per claim, except for workers compensation claims made in the State of Ohio where the Company is self-insured. Our self-insurance limit for Ohio workers’ compensation is $500,000 per claim, with stop loss insurance covering all amounts in excess of this limit. The reserves related to employee health care and workers’ compensation are based on historical experience and open case reserves. Our general liability claims are insured by a third party. The Company generally has a $7.5 million completed operations/construction defect deductible per occurrence by region and a $22.0 million deductible in the aggregate, with a $500,000 deductible for all other types of claims. The Company records a reserve for general liability claims falling below the Company’s deductible. The reserve estimate is based on an actuarial evaluation of our past history of general liability claims, other industry specific factors and specific event analysis. At December 31, 2015 and 2014, self-insurance reserves of $1.6 million and $1.3 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets. The Company recorded expenses totaling $6.1 million, $7.8 million and $5.4 million, respectively, for all self-insured and general liability claims during the years ended December 31, 2015, 2014 and 2013.
Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability.  M/I Financial provides a limited-life guarantee on loans sold to certain third parties and estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience.  Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.  The Company has also provided certain other guarantees and indemnities in connection with the purchase and development of land, including environmental indemnities, and guarantees of the completion of land development.  The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure.  Actual future costs associated with these guarantees and indemnities could differ materially from our current estimated amounts. At December 31, 2015 and 2014, guarantees and indemnities of $1.4 million and $3.1 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.

Other Liabilities.  In addition to warranty, self-insurance reserves, and reserves for guarantees and indemnities, other liabilities includes taxes payable, accrued compensation, and various other land related and miscellaneous accrued expenses.
Segment Reporting. The application of segment reporting requires significant judgment in determining our operating segments. Operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Company’s chief operating decision makers to evaluate performance, make operating decisions and determine how to allocate resources.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 14 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.
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
Revenue Recognition.  Revenue from the sale of a home is recognized when the delivery has occurred, title has passed, the risks and rewards of ownership are transferred to the buyer, and an adequate initial and continuing investment by the homebuyer is received, or when the loan has been sold to a third-party investor. Revenue for homes that close to the buyer having a down payment of 5% or greater, home deliveries financed by third parties, and all home deliveries insured under Federal Housing Administration (“FHA”), U.S. Veterans Administration (“VA”) and other government-insured programs are recorded in the financial statements on the date of closing.
Revenue related to all other home deliveries initially funded by M/I Financial, our 100%-owned subsidiary, is recorded on the date that M/I Financial sells the loan to a third-party investor, because the receivable from the third-party investor is not subject to future subordination, and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home.
We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans are sold and/or related servicing rights are sold to third party investors or set up with the subservicer. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee. Generally, all of the financial services mortgage loans and related servicing rights are sold to third party investors within two to three weeks of origination; however, M/I Financial began retaining a portion of mortgage loan servicing rights during 2012. As of December 31, 2015 and 2014, we retained mortgage servicing rights of 2,818 and 2,517 loans, respectively, for a total value of $7.5 million and $6.9 million, respectively. We recognize financial services revenue associated with our title operations as homes are closed, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is closed. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.
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
Earnings Per Share.  The Company computes earnings per share in accordance with ASC 260, Earnings per Share, (“ASC 260”). Basic earnings per share is calculated by dividing income attributable to common shareholders by the weighted average number of common shares outstanding during each year. Diluted earnings per share gives effect to the potential dilution that could occur if securities or contracts to issue our common shares that are dilutive were exercised or converted into common shares or resulted in the issuance of common shares that then shared our earnings. In periods of net losses, no dilution is computed. Please see Note 13 to our Consolidated Financial Statements for more information regarding our earnings per share calculation.
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
Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits. As of December 31, 2015, the Company had outstanding $144.1 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through September 2026.  Included in this total are: (1) $94.3 million of performance and maintenance bonds and $30.1 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $12.4 million of financial letters of credit; and (3) $7.3 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
Recently Adopted Accounting Standards. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03

requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for annual reporting periods beginning on or after December 15, 2015. The Company elected to early adopt the ASU during the fourth quarter of 2015 which is to be applied on a retrospective basis and represents a change in accounting principle. As a result, as of December 31, 2015 and 2014, the Company reclassified a total of $7.8 million and $6.2 million, respectively, of the Company’s debt issuance costs from Other Assets to Senior Notes and Convertible Senior Subordinated Notes. ASU 2015-03 was applied retrospectively to the financial statements and as such, comparative financial statements of prior years have been adjusted accordingly. The below financial statement line items, reflected on the December 31, 2014 Consolidated Balance Sheets, were affected by the change in accounting principle.

	Balance Sheet As of December 31, 2014
(In thousands)	As Previously Reported	Adjustment	As Adjusted

Other assets	$43,870	$(6,171)	$37,699
Total assets	$1,211,410	$(6,171)	$1,205,239
Convertible senior subordinated notes due 2017 - net	$57,500	$(1,557)	$55,943
Convertible senior subordinated notes due 2018 - net	$86,250	$(2,244)	$84,006
Senior notes - net	$228,469	$(2,370)	$226,099
Total liabilities	$667,115	$(6,171)	$660,944
In addition, in August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Therefore, in accordance with ASU 2015-15, the Company determined to continue presenting the debt issuance costs associated with the Company's revolving credit facility, letters of credit facilities and warehouse facilities as Other Assets included within our Consolidated Balance Sheets and continue amortizing those deferred costs over the term of the facilities.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. Given the short-time frame between the effective date (December 1, 2015) of our Minneapolis/St. Paul acquisition and our 2015 year-end, the Company elected to early adopt this guidance beginning in the fourth quarter of 2015. In accordance with ASU 2015-16, while we have recorded provisional account balances based on guidance contained in the FASB Accounting Standards Codification (“ASC”) 805-10, Business Combinations (“ASC 805”), we will update such balances, if necessary, upon further verification of the fair values with third parties on certain other assets, more relevant history on profitability of backlog, and further understanding of cost to complete activities, if any, on purchased communities.
Impact of New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The

Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which makes a number of changes to the current GAAP model, including changes to the accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for our interim and annual reporting periods beginning January 1, 2018. Early adoption of this particular guidance from ASU 2016-01 is not permitted. The Company is currently evaluating the method of adoption and impact the pronouncement will have on the Company’s consolidated financial statements and disclosures.
NOTE 2. Stock-Based and Deferred Compensation
Stock Incentive Plans
The Company has an equity compensation plan, the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the “2009 LTIP”) which has been amended from time to time. The 2009 LTIP was approved by our shareholders and is administered by the Compensation Committee of our Board of Directors. Under the 2009 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards – awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of the common shares, and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the plan authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 2,600,000 common shares, of which 982,389 remain available for grant at December 31, 2015.
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
Following is a summary of stock option activity for the year ended December 31, 2015, relating to the stock options awarded under the 2009 LTIP and the 1993 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(a) (In thousands)
Options outstanding at December 31, 2014	2,016,368	$24.47	5.71	$7,470
Granted	386,500	21.28
Exercised	(72,640)	14.24
Forfeited	(221,600)	43.78
Options outstanding at December 31, 2015	2,108,628	$22.21	5.83	$6,300
Options vested or expected to vest at December 31, 2015	2,084,208	$22.07	5.72	$6,544
Options exercisable at December 31, 2015	1,453,728	$22.19	4.65	$5,884
(a)Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.

The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.7 million, $1.6 million and $2.2 million, respectively.
The fair value of our five-year service-based stock options granted during the years ended December 31, 2015, 2014 and 2013 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.72%	1.75%	0.88%
Expected volatility	56.37%	57.99%	56.70%
Expected term (in years)	5.6	5.6	5.5
Weighted average grant date fair value of options granted during the period	$11.07	$12.64	$11.97
The risk-free interest rate is based upon the U.S. Treasury constant maturity rate at the date of the grant.  Expected volatility is based on an average of (1) historical volatility of the Company’s stock and (2) implied volatility from traded options on the Company’s stock.  The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted, with a maturity equal to the expected term of the stock option award granted.  The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model.  The expected life of stock option awards granted is derived from historical exercise experience under the Company’s share-based payment plans, and represents the period of time that stock option awards granted are expected to be outstanding.
Total stock-based compensation expense related to stock option awards that has been charged against income relating to the 2009 LTIP and the 1993 Plan was $3.2 million, $2.7 million, and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.  As of December 31, 2015, there was a total of $7.9 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 2.1 years for the service awards.
Director Stock Units
Under the 2009 LTIP, the Company awarded its non-employee directors 15,000, 17,500 at and 10,500 stock units during the year ended December 31, 2015, 2014 and 2013, respectively. Each stock unit is the equivalent of one common share, vests immediately and will be converted to a common share upon termination of service as a director. The Company recognized the full stock-based compensation expense related to the awards of $0.3 million in 2015, $0.4 million in 2014 and $0.3 million in 2013 due to the immediate vesting provisions of the award.
On May 5, 2009, the Company’s board of directors terminated the M/I Homes, Inc. 2006 Director Equity Incentive Plan (the “Director Equity Plan”).  Awards outstanding under the Director Equity Plan remain in effect in accordance with their respective terms.  At December 31, 2015, there were 8,059 stock units outstanding under the Director Equity Plan with a value of $0.2 million.
Performance Share Unit Awards
On February 17, 2015 and February 18, 2014, the Company awarded its executive officers (in the aggregate) a target number of performance share units (“PSU’s”) equal to 56,389 and 50,439 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”). The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative pre-tax income from operations, excluding extraordinary items, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value of the portion of the 2015 PSU’s subject to the Performance Condition and the Market Condition component was $21.28 and $18.92, respectively, and $23.79 and $21.00 for the 2014 PSU’s, respectively. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized $0.1 million in stock-based compensation expense, and there was a total of $0.2 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2015 and 2014 PSU awards as of December 31, 2015.
For the portion of the PSU’s subject to a Performance Condition, we recognize stock-based compensation expense on a straight-line basis over the Performance Period based on the probable outcome of the related Performance Condition. Otherwise, stock-based compensation expense recognition is deferred until probability is attained and a cumulative stock-based compensation expense adjustment is recorded and recognized ratably over the remaining service period. The Company reassesses the probability of the satisfaction of the Performance Condition on a quarterly basis, and stock-based compensation expense is adjusted based on the portion of the requisite service period that has passed. As of December 31, 2015, the Company had not recognized any stock-based compensation expense related to the Performance Condition portion of the 2015 PSU awards. If the Company achieves the minimum performance levels for the Performance Conditions to be met for the 2015 awards, the Company would record unrecognized stock-based compensation expense of $0.5 million as of December 31, 2015, for which $0.2 million would be immediately recognized had attainment been probable at December 31, 2015. The Company recognized $0.3 million of stock-based compensation expense related to the Performance Condition portion of the 2014 PSU awards during 2015 based on the probability of attaining the performance condition. The Company has $0.2 million of unrecognized stock-based compensation expense for the 2014 PSU awards at December 31, 2015.
Deferred Compensation Plans
The purpose of the Company’s Amended and Restated Executives’ Deferred Compensation Plan (the “Executive Plan”), a non-qualified deferred compensation plan, is to provide an opportunity for certain eligible employees of the Company to defer a portion of their compensation and to invest in the Company’s common shares.  The purpose of the Company’s Amended and Restated Director Deferred Compensation Plan (the “Director Plan”) is to provide its directors with an opportunity to defer their director compensation and to invest in the Company’s common shares.
Compensation expense deferred into the Executive Plan and the Director Plan (together the “Plans”) totaled $0.3 million for the year ended December 31, 2015, and $0.4 million for each of the years ended December 31, 2014 and December 31, 2013.  The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans.  One equity unit is the equivalent of one common share.  Equity units and the related dividends will be converted and distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company.  Distributions from the Plans totaled less than $0.1 million, $0.2 million and $0.3 million, respectively, during the years ended December 31, 2015, 2014 and 2013.  As of December 31, 2015, there were a total of 47,982 equity units with a value of $1.2 million outstanding under the Plans.  The aggregate fair market value of these units at December 31, 2015, based on the closing price of the underlying common shares, was approximately $1.5 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $1.1 million as of December 31, 2015.  Common shares are issued from treasury shares upon distribution of equity units from the Plans.
Profit Sharing
The Company has a deferred profit-sharing plan that covers substantially all Company employees and permits participants to make contributions to the plan on a pre-tax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Company contributions to the plan are made at the discretion of the Company’s board of directors and resulted in a $1.2 million, $1.0 million and $0.8 million expense for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The fair value of mortgage loans held for sale is estimated based primarily on published prices for mortgage-backed securities with similar characteristics.  To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.  The Company sells loans on a servicing released or servicing retained basis, and receives servicing compensation.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. The Company applies a fallout rate to IRLCs when measuring the fair value of rate lock commitments.  Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on management’s judgment and company experience.
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

The table below shows the notional amounts of our financial instruments at December 31, 2015 and 2014:

	December 31,
Description of Financial Instrument (in thousands)	2015	2014
Best efforts contracts and related committed IRLCs	$2,625	$3,072
Uncommitted IRLCs	46,339	28,028
FMBSs related to uncommitted IRLCs	46,000	41,000
Best efforts contracts and related mortgage loans held for sale	100,152	61,233
FMBSs related to mortgage loans held for sale	27,000	27,000
Mortgage loans held for sale covered by FMBSs	26,690	26,825
The table below shows the level and measurement of assets and liabilities measured on a recurring basis at December 31, 2015 and 2014:

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$127,001	$—	$127,001	$—
Forward sales of mortgage-backed securities	(93)	—	(93)	—
Interest rate lock commitments	321	—	321	—
Best-efforts contracts	(206)	—	(206)	—
Total	$127,023	$—	$127,023	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$92,794	$—	$92,794	$—
Forward sales of mortgage-backed securities	(182)	—	(182)	—
Interest rate lock commitments	288	—	288	—
Best-efforts contracts	53	—	53	—
Total	$92,953	$—	$92,953	$—
The following table sets forth the amount of (loss) gain recognized, within our revenue in the Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
Description (in thousands)	2015	2014	2013
Mortgage loans held for sale	$(590)	$3,191	$(2,094)
Forward sales of mortgage-backed securities	89	(927)	492
Interest rate lock commitments	32	607	(320)
Best-efforts contracts	(258)	(426)	482
Total (loss) gain recognized	$(727)	$2,445	$(1,440)
The following tables set forth the fair value of the Company’s derivative instruments and their location within the Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	December 31, 2015		December 31, 2015
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$93
Interest rate lock commitments	Other assets	321	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	206
Total fair value measurements		$321		$299

	Asset Derivatives		Liability Derivatives
	December 31, 2014		December 31, 2014
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$182
Interest rate lock commitments	Other assets	288	Other liabilities	—
Best-efforts contracts	Other assets	58	Other liabilities	5
Total fair value measurements		$346		$187
Assets Measured on a Non-Recurring Basis
The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. Our determination of fair value is based on projections and estimates, which are Level 3 measurement inputs. For further explanation of the Company’s policy regarding our assessment of recoverability for assets measured on a non-recurring basis, please see Note 1 to our Consolidated Financial Statements. The tables below show the level and measurement of assets measured on a non-recurring basis for the years ended December 31, 2015 and 2014:

		Year Ended December 31,
Description (in thousands)	Hierarchy	2015	2014 (2)	2013 (2)

Adjusted basis of inventory (1)	Level 3	$11,885	$3,730	$5,494
Total losses		3,638	3,457	5,805

Initial basis of inventory (3)		$15,523	$7,187	$11,299

(1)	The fair values in the table above represent only assets whose carrying values were adjusted in the respective period.

(2)	The carrying values for these assets may have subsequently increased or decreased from the fair value reported due to activities that have occurred since the measurement date.

(3)
This amount is inclusive of our investments in unconsolidated joint ventures. There were no losses on our investments in unconsolidated joint ventures for 2015 and 2013. The total loss for these unconsolidated joint ventures was $1.0 million for 2014.

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2015 and 2014. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	December 31, 2015		December 31, 2014
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$13,101	$13,101	$22,486	$22,486
Mortgage loans held for sale	127,001	127,001	92,794	92,794
Split dollar life insurance policies	199	199	187	187
Notes receivable	3,153	3,076	4,288	3,793
Commitments to extend real estate loans	321	321	289	289
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	—	—	58	58
Liabilities:
Notes payable - homebuilding operations	43,800	43,800	30,000	30,000
Notes payable - financial services operations	123,648	123,648	85,379	85,379
Notes payable - other	8,441	8,039	9,518	9,089
Convertible senior subordinated notes due 2017	57,500	61,884	57,500	67,634
Convertible senior subordinated notes due 2018	86,250	84,741	86,250	87,544
Senior notes	300,000	295,500	228,469	239,488
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	206	206	—	—
Forward sales of mortgage-backed securities	93	93	182	182
Off-Balance Sheet Financial Instruments:
Letters of credit	—	735	—	881
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2015 and 2014:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Convertible Senior Subordinated Notes due 2017, Convertible Senior Subordinated Notes due 2018 and Senior Notes. The fair value of these financial instruments was determined based upon market quotes at December 31, 2015 and 2014. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policies and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the year ended December 31, 2015 fluctuated with the Alternate Base Rate or the Eurodollar Rate for the Company’s $400 million unsecured revolving credit facility dated July 18, 2013, as amended (the “Credit Facility”), and thus the carrying value is a reasonable estimate of fair value. Refer to Note 11 for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial is a party to two credit agreements: (1) a $110 million secured mortgage warehousing agreement, dated March 29, 2013, as amended (the “MIF Mortgage Warehousing Agreement”), and (2) a $15 million mortgage repurchase agreement, as amended and restated on November 3, 2015 and further amended by a First Amendment on December 2, 2015 (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to the Company during 2015 fluctuated with LIBOR. Refer to Note 11 for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.

Letters of Credit. Letters of credit of $42.5 million and $33.6 million represent potential commitments at December 31, 2015 and 2014, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.
NOTE 4. Inventory
A summary of the Company’s inventory as of December 31, 2015 and 2014 is as follows:

	December 31,
(In thousands)	2015	2014
Single-family lots, land and land development costs	$584,542	$463,198
Land held for sale	12,630	10,647
Homes under construction	420,206	371,119
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2015 - $8,296; December 31, 2014 - $7,010)	63,929	46,780
Community development district infrastructure	1,018	2,571
Land purchase deposits	23,710	23,495
Consolidated inventory not owned	6,007	779
Total inventory	$1,112,042	$918,589
Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of December 31, 2015 and 2014, we had 872 homes (with a carrying value of $184.3 million) and 979 homes (with a carrying value of $186.7 million), respectively, included in homes under construction that were not subject to a sales contract.
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
NOTE 5. Transactions with Related Parties
The Company made a contribution of $0.6 million in 2015 to the M/I Homes Foundation, a charitable organization having certain officers and directors of the Company on its Board of Trustees.
The Company had a receivable of $0.2 million at both December 31, 2015 and 2014 due from an executive officer, relating to amounts owed to the Company for split-dollar life insurance policy premiums.  The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer. We also have an outstanding loan to one of our unconsolidated joint ventures for $2.5 million in which we are one of the partners in the joint venture. The receivables are recorded in Other Assets on the Consolidated Balance Sheets.
NOTE 6. Investment in Unconsolidated Joint Ventures
The Company has periodically partnered with other land developers or homebuilders to share in the cost of land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. For such joint venture arrangements where a special purpose entity is established to own the property, we have determined that we do not have substantive control over any of these entities; therefore, they are recorded using the equity method of accounting. The Company’s maximum exposure related to its investment in these joint venture arrangements as of December 31, 2015 is the total amount invested of $39.5 million, consisting of $37.0 million which is reported as Investment in Unconsolidated Joint Ventures on our Consolidated Balance Sheets, and a $2.5 million note due to the Company from one of the unconsolidated joint ventures

(reported in Other Assets). Included in the Company’s investment in unconsolidated joint ventures at December 31, 2015 and December 31, 2014 were $0.4 million and $0.2 million of capitalized interest and other costs, respectively.
The Company evaluates its investment in unconsolidated joint ventures for potential impairment on a quarterly basis. If the fair value of the investment (see Notes 1 and 3 of our Consolidated Financial Statements) is less than the investment’s carrying value, and the Company determines the decline in value was other than temporary, the Company writes down the investment to fair value.
Summarized condensed combined financial information for the unconsolidated joint ventures that are included in the homebuilding segments as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 is as follows:
Summarized Condensed Combined Balance Sheets:

	December 31,
(In thousands)	2015	2014
Assets:
Single-family lots, land and land development costs (a) (b)	$53,754	$49,987
Other assets	5,499	2,917
Total assets	$59,253	$52,904
Liabilities and partners’ equity:
Liabilities:
Notes payable	$7,025	$12,153
Other liabilities	2,190	2,887
Total liabilities	9,215	15,040
Partners’ equity:
Company’s equity (a) (b)	$24,367	$18,728
Other equity	25,671	19,136
Total partners’ equity	$50,038	$37,864
Total liabilities and partners’ equity	$59,253	$52,904

(a)	For the years ended December 31, 2015 and 2014, impairment expenses and other miscellaneous adjustments totaling $4.8 million and $6.0 million, respectively, were excluded from the table above.

(b)
For the years ended December 31, 2015 and 2014, the table above excludes the Company’s investment in joint development arrangements for which a special purpose entity was not established, totaling $17.4 million and $15.0 million, respectively.

Summarized Condensed Combined Statements of Operations:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Revenue	$5,800	$2,424	$2,909
Costs and expenses	3,527	1,147	1,763
Income	$2,273	$1,277	$1,146
The Company’s total equity in the income relating to the above homebuilding unconsolidated joint ventures was $0.5 million for 2015, and $0.3 million for 2014 and 2013.
NOTE 7. Guarantees and Indemnifications
Warranty
Our warranty reserve amounts are based upon historical experience and geographic location. Our warranty reserves are included in Other Liabilities in the Company’s Consolidated Balance Sheets.  A summary of warranty activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Warranty reserves, beginning of period	$12,671	$12,291	$10,438
Warranty expense on homes delivered during the period	8,812	7,311	7,023
Changes in estimates for pre-existing warranties	5,160	5,223	2,394
Settlements made during the period	(12,361)	(12,154)	(7,564)
Warranty reserves, end of period	$14,282	$12,671	$12,291

Guarantees
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $12.2 million and $33.4 million were covered under the above guarantees as of December 31, 2015 and 2014, respectively. The decrease in loans covered by these guarantees from December 31, 2014 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at December 31, 2015, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. M/I Financial did not repurchase any loans under the above agreements during 2015. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $1.3 million and $9.1 million at December 31, 2015 and 2014, respectively.  The risk associated with the guarantees above is offset by the value of the underlying assets. The decrease from December 31, 2014 was due to M/I Financial reaching a settlement agreement with two of its investors during the first and fourth quarter of 2015 which substantially eliminated any liability to repurchase or indemnify loans associated with the related loan purchase agreements.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of December 31, 2015 and 2014, the total of all loans indemnified to third party insurers relating to the above agreements was $2.2 million and $2.0 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company recorded a liability relating to the guarantees described above totaling $1.2 million and $2.9 million at December 31, 2015 and 2014, respectively, which is management’s best estimate of the Company’s liability.
NOTE 8. Commitments and Contingencies
At December 31, 2015, the Company had outstanding approximately $144.1 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2026. Included in this total are: (1) $94.3 million of performance and maintenance bonds and $30.1 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $12.4 million of financial letters of credit, of which $6.5 million represent deposits on land and lot purchase agreements; and (3) $7.3 million of financial bonds.
At December 31, 2015, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $513.2 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
The Company and certain of its subsidiaries have been named as defendants in certain claims, complaints and legal actions that are incidental to our business. Certain of the liabilities resulting from these other matters are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such matters are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters. However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which the matters are resolved. At December 31, 2015 and 2014, we had $0.6 million and $0.2 million reserved for legal expenses, respectively.
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
At December 31, 2015, the future minimum rental commitments totaled $13.0 million under non-cancelable operating leases with initial terms in excess of one year as follows:  2016 - $4.1 million; 2017 - $3.3 million; 2018 - $2.2 million; 2019 - $1.3 million; 2020 - $0.8 million; and $1.3 million thereafter.  The Company’s total rental expense was $5.3 million, $4.7 million, and $3.7 million for 2015, 2014 and 2013, respectively.

NOTE 10. Community Development District Infrastructure and Related Obligations
A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (the “Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to such CDD bond obligations issued and outstanding as of December 31, 2015:

Issue Date	Maturity Date	Interest Rate	Principal Amount as of December 31, 2015 (in thousands)	Principal Amount as of December 31, 2014 (in thousands)
7/15/2004	12/1/2022	6.00%	$2,922	$2,922
7/15/2004	12/1/2036	6.25%	10,060	10,060
7/22/2014	11/1/2045	5.28%	535	1,805
Total CDD bond obligations issued and outstanding			$13,517	$14,787
The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company recorded a $1.0 million and $2.6 million liability related to these CDD bond obligations as of December 31, 2015 and December 31, 2014, respectively, along with the related inventory infrastructure.
NOTE 11. Debt
Notes Payable - Homebuilding
The Credit Facility provides an aggregate commitment amount of $400 million, including a $125 million sub-facility for letters of credit. The Credit Facility matures on October 20, 2018. Interest on amounts borrowed under the Credit Facility is payable at either the Alternate Base Rate plus a margin of 175 basis points, or at the Eurodollar Rate plus a margin of 275 basis points, in each case subject to adjustment based on the Company's leverage ratio. The Credit Facility also contains certain financial covenants. At December 31, 2015, the Company was in compliance with all financial covenants of the Credit Facility. During the third quarter of 2015, the Company exercised an accordion feature provided for within the Credit Facility, increasing the total revolving commitment under the Credit Facility from $300 million to $400 million by obtaining additional commitments from existing lenders.
At December 31, 2015, borrowing availability under the Credit Facility in accordance with the borrowing base calculation was $437.2 million, and, as a result, the full amount of the $400 million facility was available. At December 31, 2015, there were $43.8 million of borrowings outstanding and $39.8 million of letters of credit outstanding, leaving net remaining borrowing availability of $316.4 million.
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 16), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture for the Company’s $300.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Senior Notes”). The guarantors for the Credit Facility are the same subsidiaries that guarantee the 2021 Senior Notes, the Company’s $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) and the $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”).

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
The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $383.2 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company's number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”), with maturity dates ranging from August 31, 2016 to June 1, 2017. The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $3.0 million to $5.0 million, for a combined letter of credit capacity of $12.0 million, of which $4.9 million was uncommitted at December 31, 2015 and could be withdrawn at any time. At December 31, 2015 and December 31, 2014, there was $2.7 million and $6.5 million of outstanding letters of credit in aggregate under the Company’s three Letter of Credit Facilities, respectively, which were collateralized with $2.7 million and $6.6 million of the Company’s cash, respectively.
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial and provides a maximum borrowing availability of $110 million and an accordion feature which allows for an increase of the maximum borrowing availability of up to an additional $20 million (subject to certain conditions, including obtaining additional commitments from existing or new lenders). The MIF Mortgage Warehousing Agreement matures on June 24, 2016. In December 2015, M/I Financial entered into an amendment to temporarily increase the maximum borrowing availability to $130 million, which expired on February 1, 2016. The maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines is $150 million. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At December 31, 2015, the Company was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 250 basis points and (2) 2.75%.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility with a maximum borrowing availability of $15 million and an expiration date of November 1, 2016. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The agreement was amended additionally by a First Amendment in December 2015 to temporarily increase the maximum borrowing availability to $20 million, which expired on February 1, 2016.
At December 31, 2015, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $150.0 million, an increase from $125.0 million at December 31, 2014. At December 31, 2015 and December 31, 2014, M/I Financial had $123.6 million and $85.4 million outstanding on a combined basis under its credit facilities, respectively, and was in compliance with all financial covenants of those agreements for both periods.
Convertible Senior Subordinated Notes
In March 2013, the Company issued $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes bear interest at a rate of 3.0% per year, payable semiannually in arrears on March 1 and September 1 of each year. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2018 Convertible Senior Subordinated Notes into the Company’s common shares. The conversion rate initially equals 30.9478 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2018 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed jointly and severally on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company’s 2021 Senior Notes and 2017 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors, are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2018 Convertible Senior Subordinated Notes provides that the Company may not redeem the 2018 Convertible Senior Subordinated Notes prior to March 6, 2016, but also contains provisions requiring the Company to repurchase the notes (subject to certain exceptions), at a holder’s option, upon the occurrence of a fundamental change (as defined in the indenture).
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
In September 2012, the Company issued $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes bear interest at a rate of 3.25% per year, payable semiannually in arrears on March 15 and September 15 of each year. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Convertible Senior Subordinated Notes into the Company’s common shares. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share, which equates to approximately 2.4 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2017 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed jointly and severally on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company’s 2021 Senior Notes and 2018 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors, are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2017 Convertible Senior Subordinated Notes provides that we may not redeem the notes prior to their stated maturity date, but also contains provisions requiring the Company to repurchase the 2017 Convertible Senior Subordinated Notes (subject to certain exceptions), at a holder’s option, upon the occurrence of a fundamental change (as defined in the indenture).
Senior Notes
In December 2015, we issued $300.0 million of 2021 Senior Notes. The 2021 Senior Notes bear interest at a rate of 6.75% per year, payable semiannually in arrears on January 15 and July 15 of each year (commencing on July 15, 2016), and mature on January 15, 2021. The 2021 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.  The 2021 Senior Notes are effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. We used $237.5 million of the net proceeds from the issuance of the 2021 Senior Notes to redeem all of the outstanding 2018 Senior Notes, consisting of principal of $230.0 million, prepayment premium of $5.0 million, which was recorded as a loss on debt extinguishment, and accrued interest of $2.5 million. Additionally, in connection with the redemption of the 2018 Senior Notes, $1.1 million of unamortized original issue discount and a $1.8 million write-off of unamortized debt issuance costs were recorded as a loss on debt extinguishment.
The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of December 31, 2015, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2021 Senior Notes are fully and unconditionally guaranteed jointly and severally on a senior unsecured basis by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2021 Senior Notes. As of December 31, 2015, the guarantors of the 2021 Senior Notes are the same subsidiaries that guarantee the Credit Facility, the 2017 Convertible Senior Subordinated Notes, and the 2018 Convertible Senior Subordinated Notes.

The Company may redeem all or any portion of the 2021 Senior Notes on or after January 15, 2018 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 103.375% of the principal amount outstanding, but will decline to 101.688% of the principal amount outstanding if redeemed during the 12-month period beginning on January 15, 2019, and will further decline to 100.000% of the principal amount outstanding if redeemed on or after January 15, 2020, but prior to maturity.
The indenture governing our 2021 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from the sale of qualified equity interests, plus other items and subject to other exceptions. The restricted payments basket was $128.5 million at December 31, 2015. The determination to pay future dividends on, or make future repurchases of, our common shares or Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Consolidated Balance Sheets, totaling $8.4 million and $9.5 million as of December 31, 2015 and 2014, respectively.  The balance consists primarily of a mortgage note payable with a $3.9 million principal balance outstanding at December 31, 2015 (and $4.3 million outstanding at December 31, 2014), which is secured by an office building, matures in 2017 and carries an interest rate of 8.1%. The remaining balance is made up of other notes payable acquired through normal course of business. These other borrowings are included in the debt maturities schedule below.
Maturities over the next five years with respect to the Company’s debt as of December 31, 2015 are as follows:

Year Ending December 31,	Debt Maturities (In thousands)
2016	$124,746
2017	63,396
2018	130,541
2019	417
2020	302
Thereafter	300,237
Total	$619,639

NOTE 12. Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a Series A Preferred Share, or 4,000 Series A Preferred Shares in the aggregate.  On April 10, 2013, the Company redeemed 2,000 of its Series A Preferred Shares for $50.4 million in cash. The aggregate liquidation value of the remaining 2,000 Preferred Shares is $50 million.  The Company paid $4.9 million of dividends in both 2015 and 2014, and $3.7 million in 2013 on the Series A Preferred Shares. Please see Note 11 for additional information related to the restrictions on our ability to pay dividends on and repurchase our Series A Preferred Shares.

NOTE 13. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
NUMERATOR
Net income	$51,763	$50,789	$151,423
Preferred stock dividends	(4,875)	(4,875)	(3,656)
Excess of fair value over book value of preferred shares redeemed	—	—	(2,190)
Net income available to common shareholders	46,888	45,914	145,577
Interest on 3.25% convertible senior subordinated notes due 2017	1,499	1,504	2,443
Interest on 3.00% convertible senior subordinated notes due 2018	2,021	2,030	2,675
Diluted income available to common shareholders	$50,408	$49,448	$150,695
DENOMINATOR
Basic weighted average shares outstanding	24,575	24,463	23,822
Effect of dilutive securities:
Stock option awards	237	222	237
Deferred compensation awards	150	142	123
3.25% convertible senior subordinated notes due 2017	2,416	2,416	2,416
3.00% convertible senior subordinated notes due 2018	2,669	2,669	2,165
Diluted weighted average shares outstanding - adjusted for assumed conversions	30,047	29,912	28,763
Earnings per common share
Basic	$1.91	$1.88	$6.11
Diluted	$1.68	$1.65	$5.24
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	1,447	1,250	963
The Company declared and paid a quarterly cash dividend of $609.375 per share on its 2,000 outstanding Series A Preferred Shares in each quarter of 2015 and 2014, and during the second, third and fourth quarters of 2013, for an aggregate dividend payment of $4.9 million for the years ended December 31, 2015 and 2014, and $3.7 million for the year ended December 31, 2013.
For the years ended December 31, 2015, 2014 and 2013, the effect of convertible debt was included in the diluted earnings per share calculations.
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

At December 31, 2015, the Company’s total deferred tax assets were $67.4 million which is offset by $5.5 million of total deferred tax liabilities for a $61.9 million net deferred tax asset which is reported on the Company’s Consolidated Balance Sheets.
The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2015	2014
Deferred tax assets:
Warranty, insurance and other accruals	$14,460	$13,155
Inventory	9,528	11,049
State taxes	211	175
Net operating loss carryforward	42,556	69,946
Deferred charges	649	1,711
Total deferred tax assets	$67,404	$96,036

Deferred tax liabilities:
Federal effect of state deferred taxes	$5,519	$—
Depreciation	—	1,191
Prepaid expenses	—	433
Total deferred tax liabilities	$5,519	$1,624

Net deferred tax asset, net of valuation allowance	$61,885	$94,412
The provision (benefit) from income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Current:
Federal	$1,757	$1,766	$2
State	883	681	821
	$2,640	$2,447	$823

	Year Ended December 31,
(In thousands)	2015	2014	2013
Deferred:
Federal	$28,760	$22,141	$(102,830)
State	3,766	(5,641)	(8,081)
	$32,526	$16,500	$(110,911)
Total	$35,166	$18,947	$(110,088)
For 2015, 2014 and 2013, the Company’s effective tax rate was 40.45%, 27.17%, and (266.33)%, respectively. Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated benefit from income taxes are as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Federal taxes at statutory rate	$30,425	$24,407	$14,467
State and local taxes – net of federal tax benefit	2,820	2,199	534
Change in valuation allowance	—	(9,291)	(126,458)
Change in state NOL deferred asset – net of federal tax benefit	1,548	1,780	853
Other	373	(148)	516
Total	$35,166	$18,947	$(110,088)
The Company files income tax returns in the U.S. federal jurisdiction, and various states.  The Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2010.  The Company is audited from time to time, and if any adjustments are made, they would be either immaterial or reserved.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  At December 31, 2015, 2014 and 2013, we had no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits in prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change.
At December 31, 2015, the Company had federal NOL carryforwards of approximately $20.7 million and federal credit carryforwards of $9.4 million. Our federal NOL carryforwards may be carried forward from one to 17 years to offset future taxable income with the federal carryforward benefits beginning to expire in 2028. The Company had $8.1 million of state NOL carryforwards at December 31, 2015. Our state NOLs may be carried forward from one to 17 years, depending on the tax jurisdiction, with $3.0 million expiring between 2022 and 2027 and $5.1 million expiring between 2028 and 2032, absent sufficient state taxable income.
On December 18, 2015, the President signed H.R. 2029, a legislative package that combines a bill to renew dozens of expired tax deductions, credits and incentives with omnibus appropriations legislation that sets spending levels for government agencies for the remainder of fiscal year 2016. Among other things, H.R. 2029 extends through 2016 the business tax credit under IRC §45L for building new energy efficient homes and extends, but phases down through 2019, bonus depreciation. Under ASC 740, the effects of a change in tax law are recognized as of the enactment date. In accordance with this guidance, we recorded a tax benefit of approximately $0.4 million in 2015 related to the extension of the IRC §45L tax credit for qualifying new energy efficient homes that we sold in 2015.
NOTE 15. Business Segments
The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 14 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding reportable segments; and (3) our consolidated financial results.
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
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana	Houston, Texas	Raleigh, North Carolina
Chicago, Illinois	San Antonio, Texas
Minneapolis/St. Paul, Minnesota	Austin, Texas
Dallas/Fort Worth, Texas

The following table shows, by segment, revenue, operating income and interest expense for 2015, 2014 and 2013, as well as the Company’s income before income taxes for such periods:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Revenue:
Midwest homebuilding	$500,873	$426,090	$336,242
Southern homebuilding	514,747	420,901	324,436
Mid-Atlantic homebuilding	366,800	338,067	347,565
Financial services (a)	35,975	30,122	28,539
Total revenue	$1,418,395	$1,215,180	$1,036,782

Operating income:
Midwest homebuilding	$51,436	$37,484	$21,469
Southern homebuilding	47,276	34,341	23,653
Mid-Atlantic homebuilding	25,144	27,502	27,297
Financial services (a)	21,032	15,616	15,798
Less: Corporate selling, general and administrative expenses	(33,094)	(32,189)	(29,524)
Total operating income (b)	$111,794	$82,754	$58,693

Interest expense:
Midwest homebuilding	$4,005	$3,001	$4,923
Southern homebuilding	7,244	5,445	6,142
Mid-Atlantic homebuilding	4,656	3,480	3,491
Financial services (a)	1,616	1,439	1,382
Total interest expense	$17,521	$13,365	$15,938

Equity in income of unconsolidated joint ventures	$(498)	$(347)	$(306)
Loss on early extinguishment of debt	7,842	—	1,726

Income before income taxes	$86,929	$69,736	$41,335

Depreciation and amortization:
Midwest homebuilding	$1,614	$1,277	$1,063
Southern homebuilding	2,069	1,584	1,230
Mid-Atlantic homebuilding	1,464	970	995
Financial services	1,213	201	138
Corporate	4,568	4,264	4,885
Total depreciation and amortization	$10,928	$8,296	$8,311

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage re-financing.

(b)
For the years ended December 31, 2015, 2014 and 2013, total operating income was reduced by $3.6 million, $3.5 million and $5.8 million, respectively, related to impairment charges taken during the period.

The following tables show total assets by segment at December 31, 2015 and 2014:

	December 31, 2015
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,379	$16,128	$4,203	$—	$23,710
Inventory (a)	368,748	416,443	303,141	—	1,088,332
Investments in unconsolidated joint ventures	5,976	30,991	—	—	36,967
Other assets	10,018	23,704	7,253	225,570	266,545
Total assets	$388,121	$487,266	$314,597	$225,570	$1,415,554

	December 31, 2014
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,573	$14,752	$4,170	$—	$23,495
Inventory (a)	303,037	331,938	260,119	—	895,094
Investments in unconsolidated joint ventures	1,764	26,005	—	—	27,769
Other assets (b)	7,933	16,829	7,536	226,583	258,881
Total assets	$317,307	$389,524	$271,825	$226,583	$1,205,239

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)
Due to our election to early adopt ASU 2015-03, Corporate, Financial Services, and Unallocated Other assets for the year ended December 31, 2014 has been adjusted by $6.2 million to apply the new method retrospectively.

NOTE 16. Supplemental Guarantor Information
The Company’s obligations under the 2021 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are not guaranteed by all of the Company’s subsidiaries and therefore, the Company has disclosed condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The subsidiary guarantors of the 2021 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are the same.
The following condensed consolidating financial information includes balance sheets, statements of income and cash flow information for M/I Homes, Inc. (the parent company and the issuer of the aforementioned guaranteed notes), the Guarantor Subsidiaries, collectively, and for all other subsidiaries and joint ventures of the Company (the “Unrestricted Subsidiaries”), collectively. Each Guarantor Subsidiary is a direct or indirect 100%-owned subsidiary of M/I Homes, Inc. and has fully and unconditionally guaranteed the (a) 2021 Senior Notes, on a joint and several senior unsecured basis, (b) 2017 Convertible Senior Subordinated Notes on a joint and several senior subordinated unsecured basis and (c) 2018 Convertible Senior Subordinated Notes on a joint and several senior subordinated unsecured basis.
There are no significant restrictions on the parent company’s ability to obtain funds from its Guarantor Subsidiaries in the form of a dividend, loan, or other means.
As of December 31, 2015, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2021 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,382,420	$35,975	$—	$1,418,395
Costs and expenses:
Land and housing	—	1,114,663	—	—	1,114,663
Impairment of inventory and investment in unconsolidated joint ventures	—	3,638	—	—	3,638
General and administrative	—	77,662	15,546	—	93,208
Selling	—	95,092	—	—	95,092
Equity in income of unconsolidated joint ventures	—	—	(498)	—	(498)
Interest	—	15,905	1,616	—	17,521
Loss on early extinguishment of debt	—	7,842	—	—	7,842
Total costs and expenses	—	1,314,802	16,664	—	1,331,466

Income before income taxes	—	67,618	19,311	—	86,929

Provision for income taxes	—	28,758	6,408	—	35,166

Equity in subsidiaries	51,763	—	—	(51,763)	—

Net income	$51,763	$38,860	$12,903	$(51,763)	$51,763

Preferred dividends	4,875	—	—	—	4,875

Net income to common shareholders	$46,888	$38,860	$12,903	$(51,763)	$46,888

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,185,058	$30,122	$—	$1,215,180
Costs and expenses:
Land and housing	—	958,991	—	—	958,991
Impairment of inventory and investment in unconsolidated joint ventures	—	3,457	—	—	3,457
General and administrative	—	73,747	15,083	—	88,830
Selling	—	81,148	—	—	81,148
Equity in income of unconsolidated joint ventures	—	—	(347)	—	(347)
Interest	—	11,926	1,439	—	13,365
Total costs and expenses	—	1,129,269	16,175	—	1,145,444

Income before income taxes	—	55,789	13,947	—	69,736

Provision for income taxes	—	14,341	4,606	—	18,947

Equity in subsidiaries	50,789	—	—	(50,789)	—

Net income	$50,789	$41,448	$9,341	$(50,789)	$50,789

Preferred dividends	4,875	—	—	—	4,875

Net income to common shareholders	$45,914	$41,448	$9,341	$(50,789)	$45,914

	Year Ended December 31, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,008,243	$28,539	$—	$1,036,782
Costs and expenses:
Land and housing	—	824,508	—	—	824,508
Impairment of inventory and investment in unconsolidated joint ventures	—	5,805	—	—	5,805
General and administrative	—	66,249	13,245	—	79,494
Selling	—	68,209	73	—	68,282
Equity in income of unconsolidated joint ventures	—	—	(306)	—	(306)
Interest	—	14,556	1,382	—	15,938
Loss on early extinguishment of debt	—	1,726	—	—	1,726
Total costs and expenses	—	981,053	14,394	—	995,447

Income before income taxes	—	27,190	14,145	—	41,335

(Benefit) provision for income taxes	—	(114,866)	4,778	—	(110,088)

Equity in subsidiaries	151,423	—	—	(151,423)	—

Net income	$151,423	$142,056	$9,367	$(151,423)	$151,423

Preferred dividends	3,656	—	—	—	3,656
Excess of fair value over book value of preferred shares redeemed	2,190	—	—	—	2,190

Net income to common shareholders	$145,577	$142,056	$9,367	$(151,423)	$145,577

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$—	$18,156	$(7,951)	$10,205
Restricted cash	—	2,896	—	—	2,896
Mortgage loans held for sale	—	—	127,001	—	127,001
Inventory	—	1,112,042	—	—	1,112,042
Property and equipment - net	—	12,222	675	—	12,897
Investment in unconsolidated joint ventures	—	17,425	19,542	—	36,967
Investment in subsidiaries	621,052	—	—	(621,052)	—
Deferred income taxes, net of valuation allowances	—	67,255	149	—	67,404
Intercompany assets	408,847	—	—	(408,847)	—
Other assets	2,626	32,335	11,181	—	46,142
TOTAL ASSETS	$1,032,525	$1,244,175	$176,704	$(1,037,850)	$1,415,554

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$94,554	$275	$(7,951)	$86,878
Customer deposits	—	19,567	—	—	19,567
Intercompany liabilities	—	387,439	21,408	(408,847)	—
Other liabilities	—	88,550	5,120	—	93,670
Community development district obligations	—	1,018	—	—	1,018
Obligation for consolidated inventory not owned	—	6,007	—	—	6,007
Notes payable bank - homebuilding operations	—	43,800	—	—	43,800
Notes payable bank - financial services operations	—	—	123,648	—	123,648
Notes payable - other	—	8,441	—	—	8,441
Convertible senior subordinated notes due 2017	56,518	—	—	—	56,518
Convertible senior subordinated notes due 2018	84,714	—	—	—	84,714
Senior notes	294,727	—	—	—	294,727
TOTAL LIABILITIES	435,959	649,376	150,451	(416,798)	818,988

Shareholders’ equity	596,566	594,799	26,253	(621,052)	596,566

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,032,525	$1,244,175	$176,704	$(1,037,850)	$1,415,554

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$3,872	$11,663	$—	$15,535
Restricted cash	—	6,951	—	—	6,951
Mortgage loans held for sale	—	—	92,794	—	92,794
Inventory	—	918,589	—	—	918,589
Property and equipment - net	—	11,189	301	—	11,490
Investment in unconsolidated joint ventures	—	15,033	12,736	—	27,769
Investment in subsidiaries	576,468	—	—	(576,468)	—
Deferred income taxes, net of valuation allowances	—	94,088	324	—	94,412
Intercompany assets	330,786	—	—	(330,786)	—
Other assets (1)	3,089	24,378	10,232	—	37,699
TOTAL ASSETS	$910,343	$1,074,100	$128,050	$(907,254)	$1,205,239

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$74,344	$994	$—	$75,338
Customer deposits	—	11,759	—	—	11,759
Intercompany liabilities	—	314,946	15,840	(330,786)	—
Other liabilities	—	74,413	5,310	—	79,723
Community development district obligations	—	2,571	—	—	2,571
Obligation for consolidated inventory not owned	—	608	—	—	608
Notes payable bank - homebuilding operations	—	30,000	—	—	30,000
Notes payable bank - financial services operations	—	—	85,379	—	85,379
Notes payable - other	—	9,518	—	—	9,518
Convertible senior subordinated notes due 2017 (1)	55,943	—	—	—	55,943
Convertible senior subordinated notes due 2018 (1)	84,006	—	—	—	84,006
Senior notes (1)	226,099	—	—	—	226,099
TOTAL LIABILITIES	366,048	518,159	107,523	(330,786)	660,944

Shareholders’ equity	544,295	555,941	20,527	(576,468)	544,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$910,343	$1,074,100	$128,050	$(907,254)	$1,205,239

(1)	During 2015, we elected to early-adopt Accounting Standards Update 2015-03, Interest-Imputation of Interest. Certain amounts above have been adjusted to apply the new method retrospectively.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$7,178	$(58,566)	$(23,593)	$(7,178)	$(82,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	3,849	—	—	3,849
Purchase of property and equipment	—	(3,156)	(503)	—	(3,659)
Acquisition, net of cash acquired	—	(23,950)	—	—	(23,950)
Net proceeds from the sale of mortgage servicing rights	—	—	3,065	—	3,065
Intercompany investing	(3,338)			3,338	—
Investments in and advances to unconsolidated joint ventures	—	(8,087)	(10,075)	—	(18,162)
Return of capital from unconsolidated joint ventures	—	—	1,226	—	1,226
Net cash (used in) provided by investing activities	(3,338)	(31,344)	(6,287)	3,338	(37,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes	—	(226,874)	—	—	(226,874)
Proceeds from issuance of senior notes	—	300,000	—	—	300,000
Proceeds from bank borrowings - homebuilding operations	—	417,300	—	—	417,300
Principal repayments of bank borrowings - homebuilding operations	—	(403,500)	—	—	(403,500)
Net proceeds from bank borrowings - financial services operations	—	—	38,269	—	38,269
Principal proceeds from notes payable - other and CDD bond obligations	—	(1,077)	—	—	(1,077)
Dividends paid	(4,875)	—	(7,178)	7,178	(4,875)
Intercompany financing	—	5,929	5,360	(11,289)	—
Debt issue costs	—	(5,740)	(78)	—	(5,818)
Proceeds from exercise of stock options	1,035	—	—	—	1,035
Net cash (used in) provided by financing activities	(3,840)	86,038	36,373	(4,111)	114,460

Net decrease in cash and cash equivalents	—	(3,872)	6,493	(7,951)	(5,330)
Cash and cash equivalents balance at beginning of period	—	3,872	11,663	—	15,535
Cash and cash equivalents balance at end of period	$—	$—	$18,156	$(7,951)	$10,205

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$10,200	$(143,672)	$10,997	$(10,200)	$(132,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	7,122	—	—	7,122
Purchase of property and equipment	—	(2,793)	(153)	—	(2,946)
Intercompany investing	(7,269)	—	—	7,269	—
Investments in and advances to unconsolidated joint ventures	—	(14,435)	(5,980)	—	(20,415)
Return of capital from unconsolidated joint ventures	—	275	1,248	—	1,523
Net proceeds from the sale of mortgage servicing rights	—	—	2,135	—	2,135
Net cash (used in) provided by investing activities	(7,269)	(9,831)	(2,750)	7,269	(12,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	192,600	—	—	192,600
Principal repayments of bank borrowings - homebuilding operations	—	(162,600)	—	—	(162,600)
Net proceeds from bank borrowings - financial services operations	—	—	5,350	—	5,350
Principal repayments of notes payable - other and CDD bond obligations	—	1,728	—	—	1,728
Dividends paid	(4,875)	—	(10,200)	10,200	(4,875)
Intercompany financing	—	14,244	(6,975)	(7,269)	—
Debt issue costs	—	(2,004)	(77)	—	(2,081)
Proceeds from exercise of stock options	1,944	—	—	—	1,944
Net cash (used in) provided by financing activities	(2,931)	43,968	(11,902)	2,931	32,066

Net decrease in cash and cash equivalents	—	(109,535)	(3,655)	—	(113,190)
Cash and cash equivalents balance at beginning of period	—	113,407	15,318	—	128,725
Cash and cash equivalents balance at end of period	$—	$3,872	$11,663	$—	$15,535

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$7,100	$(72,633)	$(1,341)	$(7,100)	$(73,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	(5,185)	—	—	(5,185)
Purchase of property and equipment	—	(2,146)	(236)	—	(2,382)
Investments in and advances to unconsolidated joint ventures	—	(13,525)	(15,984)	—	(29,509)
Return of capital from unconsolidated joint ventures	—	—	1,522	—	1,522
Net cash used in investing activities	—	(20,856)	(14,698)	—	(35,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Proceeds from issuance of common shares	54,617	—	—	—	54,617
Redemption of preferred shares	(50,352)	—	—	—	(50,352)
Net proceeds from bank borrowings - financial services operations	—	—	12,072	—	12,072
Principal proceeds from note payable - other and CDD bond obligations	—	(3,315)	—	—	(3,315)
Dividends paid	(3,656)	—	(7,100)	7,100	(3,656)
Intercompany financing	(96,599)	89,279	7,320	—	—
Debt issue costs	—	(5,402)	(99)	—	(5,501)
Proceeds from exercise of stock options	2,640	—	—	—	2,640
Net cash (used in) provided by financing activities	(7,100)	80,562	12,193	7,100	92,755

Net increase in cash and cash equivalents	—	(12,927)	(3,846)	—	(16,773)
Cash and cash equivalents balance at beginning of period	—	126,334	19,164	—	145,498
Cash and cash equivalents balance at end of period	$—	$113,407	$15,318	$—	$128,725

NOTE 17. Supplementary Financial Data
The following tables set forth our selected consolidated financial and operating data for the quarterly periods indicated.

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015

(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$468,923	$363,457	$322,856	$263,159
Gross margin	$94,816	$78,041	$70,261	$56,976
Net income to common shareholders	$12,056	$14,352	$12,131	$8,349
Earnings per common share:
Basic	$0.49	$0.58	$0.49	$0.34
Diluted	$0.43	$0.51	$0.43	$0.31
Weighted average common shares outstanding:
Basic	24,649	24,605	24,531	24,514
Diluted	30,107	30,067	30,023	29,975

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014

(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$367,964	$330,767	$281,608	$234,841
Gross margin	$73,759	$68,509	$59,587	$50,877
Net income to common shareholders	$9,767	$12,399	$12,335	$11,413
Earnings per common share:
Basic	$0.40	$0.51	$0.50	$0.47
Diluted	$0.36	$0.44	$0.44	$0.41
Weighted average common shares outstanding:
Basic	24,489	24,474	24,470	24,417
Diluted	29,944	29,921	29,913	29,870

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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
The Company’s management, with the participation of the principal executive officer and the principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 88 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of M/I Homes, Inc.
Columbus, Ohio
We have audited the internal control over financial reporting of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 26, 2016

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2016 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2016 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2016 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2016 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.
(1) The following financial statements are contained in Item 8:
Page in this report

Financial Statements

Report of Independent Registered Public Accounting Firm	47
Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013	48
Consolidated Balance Sheets as of December 31, 2015 and 2014	49
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013	50
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	51
Notes to Consolidated Financial Statements	52

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

3.4
Amendment to Article II(f) of the Amended and Restated Regulations of M/I Homes, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 13, 2009 (File No. 1-12434).

4.1
Specimen certificate representing M/I Homes, Inc.’s common shares, par value $.01 per share, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, Commission File No. 33-68564.

4.2
Specimen certificate representing M/I Homes, Inc.’s 9.75% Series A Preferred Shares, par value $.01 per share, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 15, 2007 (File No. 1-12434).

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

4.5
Supplemental Indenture, dated as of September 11, 2012, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 11, 2012.

4.6	Form of 3.25% Convertible Senior Subordinated Note due 2017, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 11, 2012.

4.7	Form of Guarantee of 3.25% Convertible Senior Subordinated Notes due 2017, incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 11, 2012.

4.8
Supplemental Indenture, dated as of March 11, 2013, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed March 12, 2013.

4.9	Form of 3.0% Convertible Senior Subordinated Note due 2018, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed March 12, 2013.

4.10	Form of Guarantee of 3.0% Convertible Senior Subordinated Notes due 2018, incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed March 12, 2013.

4.11
Indenture, dated as of December 1, 2015, by and among M/I Homes, Inc., the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 6.75% Senior Notes due 2021, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 2, 2015.

4.12	Form of 6.75% Senior Notes due 2021 incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 2, 2015.

4.13
Registration Rights Agreement, dated as of December 1, 2015, by and among M/I Homes, Inc., the guarantors named therein and the initial purchasers named therein, dated as of December 1, 2015, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 2, 2015.

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

10.6
Commitment Increase Activation Notice dated August 28, 2015, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 31, 2015.

10.7
Amended and Restated Mortgage Warehousing Agreement dated as of March 29, 2013 by and among M/I Financial, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2013.

10.8
First Amendment dated March 28, 2014 to the Amended and Restated Mortgage Warehousing Agreement dated as of March 29, 2013 by and among M/I Financial, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 1, 2014.

10.9
Second Amendment dated March 2, 2015 to Amended and Restated Mortgage Warehousing Agreement dated as of March 29, 2013 by and among M/I Financial, as borrower, the lenders party thereto and Comerica Bank, as administrative agent incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.10
Third Amendment to Amended and Restated Mortgage Warehousing Agreement, dated June 26, 2015, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 29, 2015).

10.11
Fourth Amendment to Amended and Restated Mortgage Warehousing Agreement, dated December 10, 2015, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent (filed herewith).

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

10.15
Amendment No. 3 to Master Repurchase Agreement dated as of November 4, 2014 by and between M/I Financial Corp. and Sterling National Bank incorporated herein by reference to the Company Annual Report on Form 10-K for the year ended December 31, 2014.

10.16	Amended and Restated Master Repurchase Agreement dated as of November 3, 2015 by and between M/I Financial and Sterling National Bank (filed herewith).

10.17	Amendment No. 1 to Amended and Restated Master Repurchase Agreement dated as of December 2, 2015 by and between M/I Financial and Sterling National Bank (filed herewith).

10.18
Fifth Amended and Restated Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homes, Inc., dated as of September 30, 2014, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

10.19
Sixth Amended and Restated Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homes, Inc., dated as of September 30, 2015, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

10.20
Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of July 27, 2009, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 30, 2009 (File No. 1-12434).

10.21
First Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 16, 2010, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 17, 2010 (File No. 1-12434).

10.22
Third Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 31, 2012, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

10.23
Fourth Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 31, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.24
Fifth Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 31, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

10.25
Sixth Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 31, 2015, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

10.26
Continuing Letter of Credit Agreement by and between Wells Fargo Bank, National Association and M/I Homes, Inc., dated as of June 4, 2010, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 17, 2010 (File No. 1-12434).

10.27*
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

10.30*
Third Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated April 27, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-12434).

10.31*
Fourth Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12434).

10.32*
M/I Homes, Inc. Amended and Restated 2006 Director Equity Incentive Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12434).

10.33*
M/I Homes, Inc. Amended and Restated Director Deferred Compensation Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12434).

10.34*
M/I Homes, Inc. Amended and Restated Executives’ Deferred Compensation Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12434).

10.35*
Collateral Assignment Split-Dollar Agreement, dated as of September 24, 1997, by and between M/I Homes, Inc. and Phillip Creek, incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 1-12434).

10.36*
Change of Control Agreement between M/I Homes, Inc. and Robert H. Schottenstein, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2008 (File No. 1-12434).

10.37*
Change of Control Agreement between M/I Homes, Inc. and Phillip G. Creek, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2008 (File No. 1-12434).

10.38*
Change of Control Agreement between M/I Homes, Inc. and J. Thomas Mason, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2008 (File No. 1-12434).

10.39*
M/I Homes, Inc. 2009 Long-Term Incentive Plan, as amended effective May 6, 2014, incorporated herein by reference to Appendix A to the Company’s proxy statement on Schedule 14A relating to the 2014 Annual Meeting of Shareholders of the Company filed on April 2, 2014.

10.40*
Form of Stock Units Award Agreement for Directors under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 1-12434).

10.41*
Form of Nonqualified Stock Option Award Agreement for Employees under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2010 (File No. 1-12434).

10.42*
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

10.11
Fourth Amendment to Amended and Restated Mortgage Warehousing Agreement, dated December 10, 2015, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent.

10.16	Amended and Restated Master Repurchase Agreement dated as of November 3, 2015 by and between M/I Financial and Sterling National Bank.

10.17	Amendment No. 1 to Amended and Restated Master Repurchase Agreement dated as of December 2, 2015 by and between M/I Financial and Sterling National Bank.

21	Subsidiaries of M/I Homes, Inc.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

(c) Financial statement schedules

None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February 2016.

M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February 2016.

NAME AND TITLE	NAME AND TITLE

FRIEDRICH K. M. BÖHM*	/s/Robert H. Schottenstein
Friedrich K. M. Böhm	Robert H. Schottenstein
Director	Chairman of the Board,
Chief Executive Officer and President
WILLIAM H. CARTER*	(Principal Executive Officer)
William H. Carter
Director	/s/Phillip G. Creek
Phillip G. Creek
MICHAEL P. GLIMCHER*	Executive Vice President,
Michael P. Glimcher	Chief Financial Officer and Director
Director	(Principal Financial Officer)

NANCY J. KRAMER*	/s/Ann Marie W. Hunker
Nancy J. Kramer	Ann Marie W. Hunker
Director	Vice President, Corporate Controller
(Principal Accounting Officer)
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