Form 10-Q
period 2016-03-31
M I HOMES INC
filed 2016-05-02
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016

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
Common shares, par value $.01 per share: 24,668,833 shares outstanding as of April 28, 2016.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	March 31, 2016	December 31, 2015

ASSETS:
Cash and cash equivalents	$31,755	$10,205
Restricted cash	2,566	2,896
Mortgage loans held for sale	94,438	127,001
Inventory	1,153,537	1,112,042
Property and equipment - net	22,740	12,897
Investment in unconsolidated joint ventures	25,693	36,967
Deferred income taxes	55,860	67,404
Other assets	50,123	46,142
TOTAL ASSETS	$1,436,712	$1,415,554

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$81,594	$86,878
Customer deposits	23,467	19,567
Other liabilities	74,345	93,670
Community development district (“CDD”) obligations	832	1,018
Obligation for consolidated inventory not owned	4,921	6,007
Notes payable bank - homebuilding operations	114,500	43,800
Notes payable bank - financial services operations	87,186	123,648
Notes payable - other	8,805	8,441
Convertible senior subordinated notes due 2017 - net	56,662	56,518
Convertible senior subordinated notes due 2018 - net	84,891	84,714
Senior notes due 2021 - net	294,904	294,727
TOTAL LIABILITIES	$832,107	$818,988

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; 2,000 shares issued and outstanding at both March 31, 2016 and December 31, 2015	$48,163	$48,163
Common shares - $.01 par value; authorized 58,000,000 shares at both March 31, 2016 and December 31, 2015; issued 27,092,723 shares at both March 31, 2016 and December 31, 2015	271	271
Additional paid-in capital	240,977	241,239
Retained earnings	363,397	355,427
Treasury shares - at cost - 2,427,018 and 2,443,679 shares at March 31, 2016 and December 31, 2015, respectively	(48,203)	(48,534)
TOTAL SHAREHOLDERS’ EQUITY	$604,605	$596,566
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,436,712	$1,415,554

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015

Revenue	$324,370	$263,159
Costs and expenses:
Land and housing	260,172	206,183
General and administrative	22,259	19,334
Selling	22,266	17,686
Equity in income of unconsolidated joint ventures	(307)	(198)
Interest	5,265	4,462
Total costs and expenses	309,655	247,467

Income before income taxes	14,715	15,692

Provision for income taxes	5,526	6,124

Net income	9,189	9,568

Preferred dividends	1,219	1,219

Net income to common shareholders	$7,970	$8,349

Earnings per common share:
Basic	$0.32	$0.34
Diluted	$0.30	$0.31

Weighted average shares outstanding:
Basic	24,657	24,514
Diluted	30,032	29,975

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended March 31, 2016
	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2015	2,000	$48,163	24,649,044	$271	$241,239	$355,427	$(48,534)	$596,566
Net income	—	—	—	—	—	9,189	—	9,189
Dividends declared to preferred shareholders	—	—	—	—	—	(1,219)	—	(1,219)
Reversal of deferred tax asset related to stock options and executive deferred compensation distributions	—	—	—	—	(1,030)	—	—	(1,030)
Stock options exercised	—	—	6,000	—	(46)	—	119	73
Stock-based compensation expense	—	—	—	—	916	—	—	916
Deferral of executive and director compensation	—	—	—	—	110	—	—	110
Executive and director deferred compensation distributions	—	—	10,661	—	(212)	—	212	—
Balance at March 31, 2016	2,000	$48,163	24,665,705	$271	$240,977	$363,397	$(48,203)	$604,605

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
OPERATING ACTIVITIES:
Net income	$9,189	$9,568
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated joint ventures	(307)	(198)
Mortgage loan originations	(177,038)	(151,285)
Proceeds from the sale of mortgage loans	210,960	165,257
Fair value adjustment of mortgage loans held for sale	(1,359)	(358)
Capitalization of originated mortgage servicing rights	(1,561)	(816)
Amortization of mortgage servicing rights	339	261
Depreciation	2,033	1,509
Amortization of debt discount and debt issue costs	851	797
Stock-based compensation expense	916	868
Deferred income tax expense	4,995	5,664
Change in assets and liabilities:
Cash held in escrow	(359)	208
Inventory	(29,510)	(42,182)
Other assets	(3,013)	(3,408)
Accounts payable	(5,284)	(5,886)
Customer deposits	3,900	3,593
Accrued compensation	(14,457)	(13,713)
Other liabilities	761	845
Net cash provided by (used in) operating activities	1,056	(29,276)

INVESTING ACTIVITIES:
Change in restricted cash	689	603
Purchase of property and equipment	(10,706)	(111)
Investment in unconsolidated joint ventures	(2,846)	(1,337)
Net cash used in investing activities	(12,863)	(845)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	154,100	130,400
Repayment of bank borrowings - homebuilding operations	(83,400)	(70,400)
(Repayment of) net proceeds from bank borrowings - financial services operations	(36,462)	(13,656)
Proceeds from (principal repayment of) notes payable-other and CDD bond obligations	364	(642)
Dividends paid on preferred shares	(1,219)	(1,219)
Debt issue costs	(99)	—
Proceeds from exercise of stock options	73	61
Net cash provided by financing activities	33,357	44,544
Net increase in cash and cash equivalents	21,550	14,423
Cash and cash equivalents balance at beginning of period	10,205	15,535
Cash and cash equivalents balance at end of period	$31,755	$29,958

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$253	$(140)
Income taxes	$451	$97

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(186)	$(257)
Consolidated inventory not owned	$(1,086)	$(309)
Distribution of single-family lots from unconsolidated joint ventures	$14,427	$(145)

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The financial statements include the accounts of the Company. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated joint ventures, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2015 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets - referred to as “lessees” - to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method. The Company is currently evaluating the potential impact of adopting this guidance on the Company’s consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One of those criteria is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract (the “clearly and closely related” criterion). The amendments in this Update clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments are an improvement to GAAP because they eliminate diversity in practice in assessing embedded contingent call (put) options in debt instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this new standard on the Company’s consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09. The amendments in this ASU are instead intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. The Company is currently evaluating the method and impact the adoption of this ASU and ASU 2014-09 will have on the Company's consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on the Company’s consolidated financial statements and disclosures.

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
A summary of the Company’s inventory as of March 31, 2016 and December 31, 2015 is as follows:

(In thousands)	March 31, 2016	December 31, 2015
Single-family lots, land and land development costs	$596,072	$584,542
Land held for sale	13,801	12,630
Homes under construction	439,328	420,206
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2016 - $9,432; December 31, 2015 - $8,296)	69,243	63,929
Community development district infrastructure	832	1,018
Land purchase deposits	29,340	23,710
Consolidated inventory not owned	4,921	6,007
Total inventory	$1,153,537	$1,112,042

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.

Homes under construction include homes that are in various stages of construction. As of March 31, 2016 and December 31, 2015, we had 801 homes (with a carrying value of $152.6 million) and 872 homes (with a carrying value of $184.3 million), respectively, included in homes under construction that were not subject to a sales contract.
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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Capitalized interest, beginning of period	$16,740	$15,296
Interest capitalized to inventory	3,756	3,785
Capitalized interest charged to land and housing costs and expenses	(3,544)	(3,539)
Capitalized interest, end of period	$16,952	$15,542

Interest incurred	$9,021	$8,247
NOTE 3. Investment in Unconsolidated Joint Ventures
Investment in Unconsolidated Joint Ventures
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During the three month period ended March 31, 2016, we decreased our total investment in such joint venture arrangements by $11.3 million from $37.0 million at December 31, 2015 to $25.7 million at March 31, 2016, which was driven primarily by our increased lot distributions from unconsolidated joint ventures of $14.4 million, offset, in part, by our increased cash contributions to our unconsolidated joint ventures during the first quarter of 2016 of $2.8 million.
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
For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company’s ownership in these LLCs as of both March 31, 2016 and December 31, 2015 ranged from 25% to 74%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC.
We believe that the Company’s maximum exposure related to its investment in these unconsolidated joint ventures as of March 31, 2016 is the amount invested of $25.7 million, which is reported as Investment in Unconsolidated Joint Ventures on our Unaudited Condensed Consolidated Balance Sheets, in addition to a $1.5 million note due to the Company from one of the unconsolidated joint ventures (reported in Other Assets), although we expect to invest further amounts in these unconsolidated joint ventures as development of the properties progresses. Included in the Company’s investment in unconsolidated joint ventures at March 31, 2016 and December 31, 2015 were $0.2 million and $0.4 million, respectively, of capitalized interest and other costs.

Variable Interest Entities
With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. See Note 1, “Summary of Significant Accounting Policies - Variable Interest Entities” in the Company’s 2015 Form 10-K for additional information regarding the Company’s methodology for evaluating entities for consolidation.
As of March 31, 2016 and December 31, 2015, we have determined that one of the LLCs in which we have an interest meets the requirements of a variable interest entity (“VIE”) due to a lack of equity at risk in the entity. However, we have determined that we do not have substantive control over that VIE as we do not have the ability to control the activities that most significantly impact its economic performance. As a result, we are not required to consolidate the VIE into our financial statements, and we instead record the VIE in Investment in Unconsolidated Joint Ventures on our Unaudited Condensed Consolidated Balance Sheets.
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the Company’s 2015 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both March 31, 2016 and December 31, 2015, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
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
The table below shows the notional amounts of our financial instruments at March 31, 2016 and December 31, 2015:

Description of Financial Instrument (in thousands)	March 31, 2016	December 31, 2015
Best efforts contracts and related committed IRLCs	$5,472	$2,625
Uncommitted IRLCs	73,029	46,339
FMBSs related to uncommitted IRLCs	72,000	46,000
Best efforts contracts and related mortgage loans held for sale	6,928	100,152
FMBSs related to mortgage loans held for sale	83,000	27,000
Mortgage loans held for sale covered by FMBSs	83,692	26,690
The table below shows the level and measurement of assets and liabilities measured on a recurring basis at March 31, 2016 and December 31, 2015:

Description of Financial Instrument (in thousands)	Fair Value Measurements March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$94,438	$—	$94,438	$—
Forward sales of mortgage-backed securities	(859)	—	(859)	—
Interest rate lock commitments	890	—	890	—
Best-efforts contracts	(137)	—	(137)	—
Total	$94,332	$—	$94,332	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$127,001	$—	$127,001	$—
Forward sales of mortgage-backed securities	(93)	—	(93)	—
Interest rate lock commitments	321	—	321	—
Best-efforts contracts	(206)	—	(206)	—
Total	$127,023	$—	$127,023	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
Description (in thousands)	2016	2015
Mortgage loans held for sale	$1,360	$358
Forward sales of mortgage-backed securities	(766)	(380)
Interest rate lock commitments	569	345
Best-efforts contracts	69	(159)
Total gain recognized	$1,232	$164

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	March 31, 2016		March 31, 2016
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$859
Interest rate lock commitments	Other assets	890	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	137
Total fair value measurements		$890		$996

	Asset Derivatives		Liability Derivatives
	December 31, 2015		December 31, 2015
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$93
Interest rate lock commitments	Other assets	321	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	206
Total fair value measurements		$321		$299
Assets Measured on a Non-Recurring Basis
Inventory. The Company assesses inventory for recoverability on a quarterly basis based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. Determining the fair value of a community’s inventory involves a number of variables, estimates and projections, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Inventory” in the Company’s 2015 Form 10-K for additional information regarding the Company’s methodology for determining fair value.
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
Investment In Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the Company’s 2015 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three months ended March 31, 2016 and 2015, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	March 31, 2016		December 31, 2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$34,321	$34,321	$13,101	$13,101
Mortgage loans held for sale	94,438	94,438	127,001	127,001
Split dollar life insurance policies	214	214	199	199
Notes receivable	1,515	1,381	3,153	3,076
Commitments to extend real estate loans	890	890	321	321
Liabilities:
Notes payable - homebuilding operations	114,500	114,500	43,800	43,800
Notes payable - financial services operations	87,186	87,186	123,648	123,648
Notes payable - other	8,805	8,210	8,441	8,039
Convertible senior subordinated notes due 2017	57,500	57,788	57,500	61,884
Convertible senior subordinated notes due 2018	86,250	83,123	86,250	84,741
Senior notes due 2021	300,000	296,250	300,000	295,500
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	137	137	206	206
Forward sales of mortgage-backed securities	859	859	93	93
Off-Balance Sheet Financial Instruments:
Letters of credit	—	878	—	735
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at March 31, 2016 and December 31, 2015:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Convertible Senior Subordinated Notes due 2017, Convertible Senior Subordinated Notes due 2018 and 2021 Senior Notes. The fair value of these financial instruments was determined based upon market quotes at March 31, 2016 and December 31, 2015. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policies and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended March 31, 2016 fluctuated with the Alternate Base Rate or the Eurodollar Rate for the Company’s $400 million unsecured revolving credit facility dated July 18, 2013, as amended (the “Credit Facility”), and thus the carrying value is a reasonable estimate of fair value. Refer to Note 7 for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC (“M/I Financial”) is a party to two credit agreements: (1) a $110 million secured mortgage warehousing agreement, dated March 29, 2013, as amended (the “MIF Mortgage Warehousing Agreement”); and (2) a $15 million mortgage repurchase agreement, as amended and restated on November 3, 2015, as further amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the first quarter of 2016 fluctuated with LIBOR. Refer to Note 7 for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
Letters of Credit. Letters of credit of $41.6 million and $42.5 million represent potential commitments at March 31, 2016 and December 31, 2015, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $22.4 million and $12.2 million were covered under these guarantees as of March 31, 2016 and December 31, 2015, respectively.  The increase in loans covered by these guarantees from December 31, 2015 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at March 31, 2016, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $1.0 million and $1.3 million at March 31, 2016 and December 31, 2015, respectively. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of March 31, 2016 and December 31, 2015, the total of all loans indemnified to third party insurers relating to the above agreements was $2.4 million and $2.2 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company recorded a liability relating to the guarantees described above totaling $1.1 million and $1.2 million at March 31, 2016 and December 31, 2015, respectively, which is management’s best estimate of the Company’s liability.
NOTE 6. Commitments and Contingencies
Warranty
We use subcontractors for nearly all aspects of home construction. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. As such, we record warranty reserves to cover our exposure to the costs for materials and labor not expected to be covered by our subcontractors to the extent they relate to warranty-type claims. Warranty reserves are established by charging cost of sales and crediting a warranty reserve for each home closed. Warranty reserves are recorded for warranties under our Home Builder’s Limited Warranty (“HBLW”), and our 30-year (offered on all homes sold after April 25, 1998 and on or before December 1, 2015 in all of our markets except our Texas markets), 15-year (offered on all homes sold after December 1, 2015 in all of our markets except our Texas markets) or 10-year (offered on all homes sold in our Texas markets) transferable structural warranty in Other Liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets.
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
A summary of warranty activity for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Warranty reserves, beginning of period	$14,282	$12,671
Warranty expense on homes delivered during the period	2,039	1,539
Changes in estimates for pre-existing warranties	2,838	263
Settlements made during the period	(3,864)	(2,922)
Warranty reserves, end of period	$15,295	$11,551

In the ordinary course of business, we have received claims from homeowners in our Florida communities (and been named as a defendant in legal proceedings initiated by certain of such homeowners) related to stucco installation primarily on homes in our Tampa communities with second story elevations built prior to 2014. Through 2015, we made repairs on certain of the affected homes and accrued for the estimated future cost of repairs for the other homes (as reflected in our warranty reserves). The aggregate amounts of such repair costs and accruals were not material, and the reserve for identified homes in need of more than minor repair at December 31, 2015 was $0.5 million.

During the first quarter of 2016, the number of stucco related claims in our Florida communities increased. As a result, we recorded an additional accrual of $2.2 million as a change in estimate to our warranty reserves (which change is reflected in “Changes in estimates for pre-existing warranties” in the above table) for homes in our Florida communities that we have identified as requiring more than minor stucco repairs. At March 31, 2016, the remaining reserve was $1.8 million, covering the estimated repair costs for the approximately 138 homes that we have identified as requiring more than minor stucco repairs but have not yet completed.

Because our assessment of the stucco issue is ongoing, we are uncertain at this time regarding: (a) the number of similarly affected homes that may require stucco repairs in the future; (b) the cost to repair those homes; (c) the extent to which we may be able to recover a portion of our repair costs from subcontractors and insurers; and (d) the ultimate amount of our liability. As we obtain additional information, we may revise our warranty reserves for stucco repairs.

Performance Bonds and Letters of Credit

At March 31, 2016, the Company had outstanding approximately $129.9 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through November 2023. Included in this total are: (1) $81.0 million of performance and maintenance bonds and $33.5 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $8.1 million of financial letters of credit, of which $6.3 million represent deposits on land and lot purchase agreements; and (3) $7.2 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At March 31, 2016, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $525.5 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters

In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At March 31, 2016 and December 31, 2015, we had $0.4 million and $0.6 million reserved for legal expenses, respectively.

NOTE 7. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $400 million, including a $125 million sub-facility for letters of credit. The Credit Facility matures on October 20, 2018. Interest on amounts borrowed under the Credit Facility is payable at either the Alternate Base Rate plus a margin of 150 basis points, or at the Eurodollar Rate plus a margin of 250 basis points, in each case subject to adjustment based on the Company's leverage ratio. The Credit Facility also contains certain financial covenants. At March 31, 2016, the Company was in compliance with all financial covenants of the Credit Facility. At March 31, 2016, borrowing availability under the Credit Facility in accordance with the borrowing base calculation was $479.0 million and, as a result, the full amount of the $400 million facility was available. At March 31, 2016, there were $114.5 million of borrowings outstanding and $39.6 million of letters of credit outstanding, leaving net remaining borrowing availability of $245.9 million.
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 11), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture for the Company’s $300.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Senior Notes”). The guarantors for the Credit Facility (the “Guarantor Subsidiaries”) are the same subsidiaries that guarantee the 2021 Senior Notes, the Company’s $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) and the $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”).
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
The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”), with maturity dates ranging from August 31, 2016 to June 1, 2017. The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $3.0 million to $5.0 million, for a combined letter of credit capacity of $12.0 million, of which $4.9 million was uncommitted at March 31, 2016 and could be withdrawn at any time. At March 31, 2016 and December 31, 2015, there was $2.0 million and $2.7 million of outstanding letters of credit in aggregate under the Company’s Letter of Credit Facilities, respectively, which were collateralized with $2.1 million and $2.7 million of the Company’s cash, respectively.
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial and provides a maximum borrowing availability of $110 million and an accordion feature which allows for an increase of the maximum borrowing availability of up to an additional $20 million (subject to certain conditions, including obtaining additional commitments from existing or new lenders).  In December 2015, the agreement was amended to include a “seasonal increase” provision which increased the maximum borrowing availability to $130 million through January 31, 2016.  The maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines is $150 million. The agreement also contains certain financial covenants. At March 31, 2016, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement matures on June 24, 2016. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 250 basis points and (2) 2.75%.
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

The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility with a maximum borrowing availability of $15 million and an expiration date of November 1, 2016. In December 2015, the agreement was amended to include a “seasonal increase” provision which increased the maximum borrowing availability to $20 million through January 31, 2016.  M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type.
At March 31, 2016, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $125.0 million, a decrease from $150.0 million from December 31, 2015 due to the seasonal increases that expired on February 1, 2016. At March 31, 2016 and December 31, 2015, M/I Financial had $87.2 million and $123.6 million outstanding on a combined basis under its credit facilities, respectively, and was in compliance with all financial covenants of those agreements for both periods.
Senior Notes
As of both March 31, 2016 and December 31, 2015, we had $300.0 million of our 2021 Senior Notes outstanding. The 2021 Senior Notes bear interest at a rate of 6.75% per year, payable semiannually in arrears on January 15 and July 15 of each year (commencing on July 15, 2016), and mature on January 15, 2021. The 2021 Senior Notes are general, unsecured senior obligations of the Company and the Guarantor Subsidiaries and rank equally in right of payment with all our existing and future unsecured senior indebtedness. The 2021 Senior Notes are effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness.
The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of March 31, 2016, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2021 Senior Notes are fully and unconditionally guaranteed jointly and severally on a senior unsecured basis by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 11), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2021 Senior Notes. As of March 31, 2016, the guarantors of the 2021 Senior Notes are the same subsidiaries that guarantee the Credit Facility, the 2017 Convertible Senior Subordinated Notes, and the 2018 Convertible Senior Subordinated Notes.
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
The indenture governing our 2021 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 31, 2015 or the sale of qualified equity interests, plus other items and subject to other exceptions. The restricted payments basket was $130.0 million and $128.5 million at March 31, 2016 and December 31, 2015, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares or Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.

Convertible Senior Subordinated Notes
As of both March 31, 2016 and December 31, 2015, we had $86.3 million of our 2018 Convertible Senior Subordinated Notes outstanding. The 2018 Convertible Senior Subordinated Notes bear interest at a rate of 3.0% per year, payable semiannually in arrears on March 1 and September 1 of each year. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2018 Convertible Senior Subordinated Notes into the Company’s common shares. The conversion rate initially equals 30.9478 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2018 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed jointly and severally on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company’s 2021 Senior Notes and 2017 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors, are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2018 Convertible Senior Subordinated Notes provides that the Company may not redeem the 2018 Convertible Senior Subordinated Notes prior to March 6, 2016, but also contains provisions requiring the Company to repurchase the notes (subject to certain exceptions), at a holder’s option, upon the occurrence of a fundamental change (as defined in the indenture).
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
As of both March 31, 2016 and December 31, 2015, we had $57.5 million of our 2017 Convertible Senior Subordinated Notes outstanding. The 2017 Convertible Senior Subordinated Notes bear interest at a rate of 3.25% per year, payable semiannually in arrears on March 15 and September 15 of each year. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Convertible Senior Subordinated Notes into the Company’s common shares. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share, which equates to approximately 2.4 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2017 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed jointly and severally on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company’s 2021 Senior Notes and 2018 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors, are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2017 Convertible Senior Subordinated Notes provides that we may not redeem the notes prior to their stated maturity date, but also contains provisions requiring the Company to repurchase the 2017 Convertible Senior Subordinated Notes (subject to certain exceptions), at a holder’s option, upon the occurrence of a fundamental change (as defined in the indenture).
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $8.8 million and $8.4 million as of March 31, 2016 and December 31, 2015, respectively.  The balance consists primarily of a mortgage note payable with a $3.8 million principal balance outstanding at March 31, 2016 (and $3.9 million principal balance outstanding at December 31, 2015), which is secured by an office building, matures in 2017 and carries an interest rate of 8.1%. The remaining balance is made up of other notes payable incurred through the normal course of business.

NOTE 8. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2016	2015
NUMERATOR
Net income	$9,189	$9,568
Preferred stock dividends	(1,219)	(1,219)
Net income to common shareholders	7,970	8,349
Interest on 3.25% convertible senior subordinated notes due 2017	385	373
Interest on 3.00% convertible senior subordinated notes due 2018	520	503
Diluted income available to common shareholders	$8,875	$9,225
DENOMINATOR
Basic weighted average shares outstanding	24,657	24,514
Effect of dilutive securities:
Stock option awards	168	219
Deferred compensation awards	122	157
3.25% convertible senior subordinated notes due 2017	2,416	2,416
3.00% convertible senior subordinated notes due 2018	2,669	2,669
Diluted weighted average shares outstanding - adjusted for assumed conversions	30,032	29,975
Earnings per common share:
Basic	$0.32	$0.34
Diluted	$0.30	$0.31
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	1,539	1,366
For the three months ended March 31, 2016 and 2015, the effect of convertible debt was included in the diluted earnings per share calculations.
NOTE 9. Income Taxes
During the three months ended March 31, 2016, the Company recorded a tax provision of $5.5 million, which reflects income tax expense related to the period’s pre-tax earnings. The effective tax rate for the three months ended March 31, 2016 was 37.6%, which included expected tax benefits for the domestic production activities deduction and energy tax credits. During the three months ended March 31, 2015, the Company recorded a tax provision of $6.1 million, which reflects income tax expense related to the period’s pre-tax earnings. The effective tax rate for the three months ended March 31, 2015 was 39.0%.
At March 31, 2016, the Company had federal NOL carryforwards of approximately $15.7 million and federal credit carryforwards of $9.7 million. Our federal NOL carryforwards may be carried forward from one to 16 years to offset future taxable income with the federal carryforward benefits beginning to expire in 2028. The Company had $7.8 million of state NOL carryforwards at March 31, 2016. Our state NOLs may be carried forward from one to 16 years, depending on the tax jurisdiction, with $2.9 million expiring between 2022 and 2027 and $4.9 million expiring between 2028 and 2032, absent sufficient state taxable income.

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
Dallas/Fort Worth, Texas

In April 2016, we announced our entry into the Sarasota, Florida market.
The following table shows, by segment: revenue, operating income and interest expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Revenue:
Midwest homebuilding	$118,170	$85,217
Southern homebuilding	122,694	98,555
Mid-Atlantic homebuilding	73,453	71,289
Financial services (a)	10,053	8,098
Total revenue	$324,370	$263,159

Operating income:
Midwest homebuilding	$10,328	$7,796
Southern homebuilding	6,430	8,591
Mid-Atlantic homebuilding	3,884	4,760
Financial services (a)	6,275	5,324
Less: Corporate selling, general and administrative expense	(7,244)	(6,515)
Total operating income	$19,673	$19,956

Interest expense:
Midwest homebuilding	$1,279	$1,324
Southern homebuilding	2,194	1,774
Mid-Atlantic homebuilding	1,408	1,033
Financial services (a)	384	331
Total interest expense	$5,265	$4,462

Equity in income of unconsolidated joint ventures	(307)	(198)

Income before income taxes	$14,715	$15,692

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage re-financing.

The following tables show total assets by segment at March 31, 2016 and December 31, 2015:

	March 31, 2016
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,678	$21,351	$4,311	$—	$29,340
Inventory (a)	362,554	445,815	315,828	—	1,124,197
Investments in unconsolidated joint ventures	6,451	19,242	—	—	25,693
Other assets (b)	14,548	31,577	9,991	201,366	257,482
Total assets	$387,231	$517,985	$330,130	$201,366	$1,436,712

	December 31, 2015
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,379	$16,128	$4,203	$—	$23,710
Inventory (a)	368,748	416,443	303,141	—	1,088,332
Investments in unconsolidated joint ventures	5,976	30,991	—	—	36,967
Other assets	10,018	23,704	7,253	225,570	266,545
Total assets	$388,121	$487,266	$314,597	$225,570	$1,415,554

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)
During the three months ended March 31, 2016, the Company purchased an airplane for $9.9 million. The asset is included in the table above in Corporate, Financial Services, and Unallocated Other Assets, and within Property and Equipment - Net in our Unaudited Condensed Consolidated Balance Sheets.

NOTE 11. Supplemental Guarantor Information
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
As of March 31, 2016, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2021 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$314,317	$10,053	$—	$324,370
Costs and expenses:
Land and housing	—	260,172	—	—	260,172
General and administrative	—	18,302	3,957	—	22,259
Selling	—	22,266	—	—	22,266
Equity in income of unconsolidated joint ventures	—	—	(307)	—	(307)
Interest	—	4,881	384	—	5,265
Total costs and expenses	—	305,621	4,034	—	309,655

Income before income taxes	—	8,696	6,019	—	14,715

Provision for income taxes	—	3,444	2,082	—	5,526

Equity in subsidiaries	9,189	—	—	(9,189)	—

Net income	9,189	5,252	3,937	(9,189)	9,189

Preferred dividends	1,219	—	—	—	1,219

Net income to common shareholders	$7,970	$5,252	$3,937	$(9,189)	$7,970

	Three Months Ended March 31, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$255,062	$8,097	$—	$263,159
Costs and expenses:
Land and housing	—	206,183	—	—	206,183
General and administrative	—	16,386	2,948	—	19,334
Selling	—	17,686	—	—	17,686
Equity in income of unconsolidated joint ventures	—	—	(198)	—	(198)
Interest	—	4,131	331	—	4,462
Total costs and expenses	—	244,386	3,081	—	247,467

Income before income taxes	—	10,676	5,016	—	15,692

Provision for income taxes	—	4,392	1,732	—	6,124

Equity in subsidiaries	9,568	—	—	(9,568)	—

Net income	9,568	6,284	3,284	(9,568)	9,568

Preferred dividends	1,219	—	—	—	1,219

Net income to common shareholders	$8,349	$6,284	$3,284	$(9,568)	$8,349

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$19,898	$11,857	$—	$31,755
Restricted cash	—	2,566	—	—	2,566
Mortgage loans held for sale	—	—	94,438	—	94,438
Inventory	—	1,153,537	—	—	1,153,537
Property and equipment - net	—	22,097	643	—	22,740
Investment in unconsolidated joint ventures	—	8,726	16,967	—	25,693
Deferred income taxes, net of valuation allowances	—	55,786	74	—	55,860
Investment in subsidiaries	627,042	—	—	(627,042)	—
Intercompany assets	411,628	—	—	(411,628)	—
Other assets	2,392	36,052	11,679	—	50,123
TOTAL ASSETS	$1,041,062	$1,298,662	$135,658	$(1,038,670)	$1,436,712

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$81,163	$431	$—	$81,594
Customer deposits	—	23,467	—	—	23,467
Intercompany liabilities	—	395,625	16,003	(411,628)	—
Other liabilities	—	69,297	5,048	—	74,345
Community development district obligations	—	832	—	—	832
Obligation for consolidated inventory not owned	—	4,921	—	—	4,921
Notes payable bank - homebuilding operations	—	114,500	—	—	114,500
Notes payable bank - financial services operations	—	—	87,186	—	87,186
Notes payable - other	—	8,805	—	—	8,805
Convertible senior subordinated notes due 2017 - net	56,662	—	—	—	56,662
Convertible senior subordinated notes due 2018 - net	84,891	—	—	—	84,891
Senior notes due 2021 - net	294,904	—	—	—	294,904
TOTAL LIABILITIES	436,457	698,610	108,668	(411,628)	832,107

SHAREHOLDERS’ EQUITY	604,605	600,052	26,990	(627,042)	604,605

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,041,062	$1,298,662	$135,658	$(1,038,670)	$1,436,712

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$—	$18,156	$(7,951)	$10,205
Restricted cash	—	2,896	—	—	2,896
Mortgage loans held for sale	—	—	127,001	—	127,001
Inventory	—	1,112,042	—	—	1,112,042
Property and equipment - net	—	12,222	675	—	12,897
Investment in unconsolidated joint ventures	—	17,425	19,542	—	36,967
Deferred income taxes, net of valuation allowances	—	67,255	149	—	67,404
Investment in subsidiaries	621,052	—	—	(621,052)	—
Intercompany assets	408,847	—	—	(408,847)	—
Other assets	2,626	32,335	11,181	—	46,142
TOTAL ASSETS	$1,032,525	$1,244,175	$176,704	$(1,037,850)	$1,415,554

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$94,554	$275	$(7,951)	$86,878
Customer deposits	—	19,567	—	—	19,567
Intercompany liabilities	—	387,439	21,408	(408,847)	—
Other liabilities	—	88,550	5,120	—	93,670
Community development district obligations	—	1,018	—	—	1,018
Obligation for consolidated inventory not owned	—	6,007	—	—	6,007
Notes payable bank - homebuilding operations	—	43,800	—	—	43,800
Notes payable bank - financial services operations	—	—	123,648	—	123,648
Notes payable - other	—	8,441	—	—	8,441
Convertible senior subordinated notes due 2017 - net	56,518	—	—	—	56,518
Convertible senior subordinated notes due 2018 - net	84,714	—	—	—	84,714
Senior notes due 2021 - net	294,727	—	—	—	294,727
TOTAL LIABILITIES	435,959	649,376	150,451	(416,798)	818,988

SHAREHOLDERS’ EQUITY	596,566	594,799	26,253	(621,052)	596,566

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,032,525	$1,244,175	$176,704	$(1,037,850)	$1,415,554

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$3,200	$(39,162)	$40,218	$(3,200)	$1,056

INVESTING ACTIVITIES:
Restricted cash	—	689	—	—	689
Purchase of property and equipment	—	(10,686)	(20)	—	(10,706)
Intercompany investing	(2,054)	—	—	2,054	—
Investments in and advances to unconsolidated joint ventures	—	(1,502)	(1,344)	—	(2,846)
Net cash (used in) provided by investing activities	(2,054)	(11,499)	(1,364)	2,054	(12,863)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	154,100	—	—	154,100
Principal repayments of bank borrowings - homebuilding operations	—	(83,400)	—	—	(83,400)
Net proceeds from bank borrowings - financial services operations	—	—	(36,462)	—	(36,462)
Principal proceeds from notes payable - other and CDD bond obligations	—	364	—	—	364
Proceeds from exercise of stock options	73	—	—	—	73
Intercompany financing	—	(406)	(5,491)	5,897	—
Dividends paid	(1,219)	—	(3,200)	3,200	(1,219)
Debt issue costs	—	(99)	—	—	(99)
Net cash (used in) provided by financing activities	(1,146)	70,559	(45,153)	9,097	33,357

Net increase (decrease) in cash and cash equivalents	—	19,898	(6,299)	7,951	21,550
Cash and cash equivalents balance at beginning of period	—	—	18,156	(7,951)	10,205
Cash and cash equivalents balance at end of period	$—	$19,898	$11,857	$—	$31,755

	Three Months Ended March 31, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$—	$(44,749)	$15,473	$—	$(29,276)

INVESTING ACTIVITIES:
Restricted cash	—	603	—	—	603
Purchase of property and equipment	—	(97)	(14)	—	(111)
Intercompany Investing	1,158	—	—	(1,158)	—
Investments in and advances to unconsolidated joint ventures	—	(741)	(596)	—	(1,337)
Net cash provided by (used in) investing activities	1,158	(235)	(610)	(1,158)	(845)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	130,400	—	—	130,400
Principal repayments of bank borrowings - homebuilding operations	—	(70,400)	—	—	(70,400)
Net repayments of bank borrowings - financial services operations	—	—	(13,656)	—	(13,656)
Principal repayments of notes payable - other and CDD bond obligations	—	(642)	—	—	(642)
Proceeds from exercise of stock options	61	—	—	—	61
Intercompany financing	—	(1,679)	521	1,158	—
Dividends paid	(1,219)	—	—	—	(1,219)
Net cash (used in) provided by financing activities	(1,158)	57,679	(13,135)	1,158	44,544

Net increase in cash and cash equivalents	—	12,695	1,728	—	14,423
Cash and cash equivalents balance at beginning of period	—	3,872	11,663	—	15,535
Cash and cash equivalents balance at end of period	$—	$16,567	$13,391	$—	$29,958

NOTE 12. Stock-Based Compensation
The Company has an equity compensation plan, the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the “2009 LTIP”) which has been amended from time to time. The 2009 LTIP was approved by our shareholders and is administered by the Compensation Committee of our Board of Directors. Under the 2009 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards – awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of the common shares, and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the plan authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 2,600,000 common shares, of which 592,295 remain available for grant at March 31, 2016.
The 2009 LTIP replaced the M/I Homes, Inc. 1993 Stock Incentive Plan as Amended (the “1993 Plan”), which expired by its terms April 22, 2009. Awards outstanding under the 1993 Plan remain in effect in accordance with their respective terms.
Stock Options
On February 16, 2016, the Company awarded certain of its employees 399,500 (in the aggregate) nonqualified stock options at an exercise price of $16.85 (the closing price of our common shares on the New York Stock Exchange on such date) and a fair value of $7.57 that vest ratably over a five-year period. Total stock-based compensation expense related to stock option awards that has been charged against income relating to the 2009 LTIP was $0.9 million for both the three months ended March 31, 2016 and 2015.  As of March 31, 2016, there was a total of $9.4 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 2.2 years for the service awards.
Performance Share Unit Awards
On February 16, 2016, February 17, 2015 and February 18, 2014, the Company awarded its executive officers (in the aggregate) a target number of performance share units (“PSU’s”) equal to 79,108, 56,389 and 50,439 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”). The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative pre-tax income from operations, excluding extraordinary items, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $16.85 and $14.98 for the 2016 PSU’s, respectively, $21.28 and $18.92 for the 2015 PSU’s, respectively, and $23.79 and $21.00 for the 2014 PSU’s, respectively. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized $0.1 million in stock-based compensation expense, and there was a total of $0.4 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2016, 2015 and 2014 PSU awards as of March 31, 2016.
For the portion of the PSU’s subject to a Performance Condition, we recognize stock-based compensation expense on a straight-line basis over the Performance Period based on the probable outcome of the related Performance Condition. Otherwise, stock-based compensation expense recognition is deferred until probability is attained and a cumulative stock-based compensation expense adjustment is recorded and recognized ratably over the remaining service period. The Company reassesses the probability of the satisfaction of the Performance Condition on a quarterly basis, and stock-based compensation expense is adjusted based on the portion of the requisite service period that has passed. As of March 31, 2016, the Company had not recognized any stock-based compensation expense related to the Performance Condition portion of the 2016 or the 2015 PSU awards. If the Company achieves the minimum performance levels for the Performance Conditions to be met for the 2016 and the 2015 awards, the Company would record unrecognized stock-based compensation expense of $1.0 million as of March 31, 2016, for which $0.2 million would be immediately recognized had attainment been probable at March 31, 2016. The Company recognized less than $0.1 million of stock-based compensation expense related to the Performance Condition portion of the 2014 PSU awards during the first quarter of 2016 based on the probability of attaining the performance condition. The Company has $0.1 million of unrecognized stock-based compensation expense for the 2014 PSU awards at March 31, 2016.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 95,000 homes since we commenced homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)) and, following our acquisition of a privately-held homebuilder in the Minneapolis/St. Paul market in December 2015, we also currently operate under the name Hans Hagen Homes in that market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Tampa and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.
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
FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”)  and “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q for more information regarding those risk factors.
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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and assumptions on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and assumptions and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.  See Note 1 (Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2015 Form 10-K for additional information about our accounting policies.
We believe that there have been no significant changes to our critical accounting policies during the quarter ended March 31, 2016 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Form 10-K.

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
Dallas/Fort Worth, Texas
In April 2016, we announced our entry into the Sarasota, Florida market.

Overview
For the first quarter of 2016, we experienced generally favorable market conditions in most of our markets as a result of increases in employment, low interest rates, improved consumer confidence and improved mortgage availability. These favorable conditions and the continued execution of our strategic business initiatives enabled us to achieve the following results, in comparison to the first quarter of 2015:

•	New contracts increased 19%

•	Homes delivered increased 22% to 876 homes

•	Average price of homes delivered increased 9% to $353,000

•	Number of homes in backlog increased 22%, and our total sales value in backlog increased 27% to $730.0 million

•	Revenue increased 23%

•	Selling, general and administrative expense as a percentage of revenue improved 40 basis points to 13.7%

•	Number of active communities at the end of the quarter increased 18% to 181 communities

Pretax income for the first quarter of 2016 was $14.7 million compared to $15.7 million in the first quarter of 2015. 2016’s first quarter pretax income was unfavorably impacted by a $4.5 million reduction in land sale profit in 2016's first quarter ($0.7 million) compared to the first quarter of 2015 ($5.2 million). Excluding land sale profits in both periods, which can vary significantly from quarter to quarter based on the timing of certain land transactions, pretax income increased from $10.5 million in the first quarter of 2015 to $14.0 million in the first quarter of 2016 - a 34% increase.
We believe that our results were positively impacted by: favorable conditions for housing demand; our strategic growth and investment in new communities; continued improvement in our mix of communities and better locations within each of our markets; our continued focus on controlling overall costs; and the strong performance of our financial services operations.
Summary of Company Financial Results
In the first quarter of 2016, we achieved net income to common shareholders of $8.0 million, or $0.30 per diluted share.This compares to net income to common shareholders of $8.3 million, or $0.31 per diluted share, in 2015's first quarter. Net income in each period included $1.2 million in dividend payments made to holders of our Series A Preferred Shares.

During the quarter ended March 31, 2016, we recorded total revenue of $324.4 million, of which $309.2 million was from homes delivered, $5.1 million was from land sales and $10.1 million was from our financial services operations. Revenue from homes delivered increased 33% in 2016's first quarter compared to the same period in 2015 driven primarily by a 22% increase in the number of homes delivered (159 units) and a 9% increase in the average sales price of homes delivered ($28,000 per home delivered). Revenue from land sales decreased $17.0 million from 2015's first quarter primarily due to strategic land sales in both our Mid-Atlantic and Southern regions in the prior year (as our homebuilding operations generate revenue from the sale of land in the normal course of operations from time to time). Revenue in our financial services segment increased 24% to $10.1 million in the three months ended March 31, 2016 compared to the same period in 2015 as a result of a 6% increase in the number of loan originations, a 10% increase in the average loan amount, and more favorable market conditions resulting in higher margins on our loans sold than we experienced in 2015's first quarter.
Total gross margin increased $7.2 million in the first quarter of 2016 compared to the first quarter of 2015 as a result of a $5.2 million improvement in the gross margin of our homebuilding operations and a $2.0 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on land sales declined $4.5 million as a result of fewer strategic land sales in the first quarter of 2016 compared to the first quarter of 2015. Our gross margin on homes delivered (housing gross margin) improved $12.0 million, due to the 9% increase in the average sales price of homes delivered and the 22% increase in the number of homes delivered noted above, partially offset by a $2.2 million charge for stucco-related repair costs in certain of our Florida communities during the first quarter of 2016. Exclusive of the stucco-related charge, our housing gross margin declined from 18.7% in the first quarter of 2015 to 18.0% in the first quarter of 2016, largely as a result of the mix of communities delivering homes, as well as higher construction and lot costs in the first quarter of 2016 compared to 2015's first quarter.
We believe the increased sales volume and higher sales prices on homes delivered during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 were driven primarily by better pricing leverage in select locations and submarkets and shifts in both product and community mix. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. As a result, our housing gross margin may fluctuate up or down from quarter to quarter depending on the mix of communities delivering homes. The pricing improvements were offset by higher average lot and construction costs related to homebuilding industry conditions and normal supply and demand dynamics which led to the decline in our housing gross margin percentage described above. During the three months ended March 31, 2016 and 2015, we were able to pass a portion of the higher construction and lot costs to our homebuyers in the form of higher sales prices. However, we cannot provide any assurance that we will be able to continue to raise prices.
For the three months ended March 31, 2016, selling, general and administrative expense increased $7.5 million, which partially offset the increase in our gross margin discussed above, but declined as a percentage of revenue from 14.1% in the first quarter of 2015 to 13.7% in the first quarter of 2016. Selling expense increased $4.6 million from 2015's first quarter and increased slightly as a percentage of revenue to 6.9% in 2016's first quarter compared to 6.7% for the same period in 2015. Variable selling expense for sales commissions contributed $3.5 million to the increase due to the higher average sales price of homes delivered and higher number of homes delivered. The increase in selling expense was also attributable to a $1.1 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased community count. General and administrative expense increased $2.9 million compared to the first quarter of 2015 but improved as a percentage of revenue from 7.3% in the first quarter of 2015 to 6.9% in the same period in 2016. This dollar increase was primarily due to a $1.2 million increase in compensation expense, $0.9 million increase in land related expenses, and $0.4 million increase in expenses related to mortgage loans sold.
Outlook
We believe that U.S. housing markets will generally experience modest improvement in demand in 2016, similar to the increased level of new homes sales we experienced in 2015, as a result of continued positive trends in unemployment and low interest rates. We remain focused on increasing our profitability by generating additional revenue and improving overhead operating leverage, continuing to expand our market share, and investing in attractive land and/or new market opportunities. We believe that our geographic footprint and opportunities for growth in our current markets, particularly our newer Texas markets and our new Minneapolis/St. Paul market, combined with the significant number of well-located communities that we opened in 2015, will position us to sustain the positive momentum of our business and further improve our results in 2016.

We expect to continue to emphasize the following strategic business objectives in 2016:

•	profitably growing our presence in our existing markets, including opening new communities;

•	reviewing new markets for investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.
Consistent with these objectives, we took a number of steps during the first three months of 2016 for continued improvement in 2016 and beyond, including investing $52.0 million in land acquisitions and $32.2 million in land development to help grow our presence in our existing markets. We currently estimate that we will spend approximately $425 million to $475 million on land purchases and land development in 2016. However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home sales and deliveries and we will adjust our land spending accordingly. We opened 13 communities and closed 7 communities in the first quarter of 2016, ending 2016's first quarter with a total of 181 communities compared to 153 communities at March 31, 2015.
Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics will continue in the future.

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Revenue:
Midwest homebuilding	$118,170	$85,217
Southern homebuilding	122,694	98,555
Mid-Atlantic homebuilding	73,453	71,289
Financial services (a)	10,053	8,098
Total revenue	$324,370	$263,159

Gross margin:
Midwest homebuilding	$21,255	$16,583
Southern homebuilding	20,613	19,587
Mid-Atlantic homebuilding	12,277	12,708
Financial services (a)	10,053	8,098
Total gross margin	$64,198	$56,976

Selling, general and administrative expense:
Midwest homebuilding	$10,927	$8,787
Southern homebuilding	14,183	10,996
Mid-Atlantic homebuilding	8,393	7,948
Financial services (a)	3,778	2,774
Corporate	7,244	6,515
Total selling, general and administrative expense	$44,525	$37,020

Operating income (loss):
Midwest homebuilding	$10,328	$7,796
Southern homebuilding	6,430	8,591
Mid-Atlantic homebuilding	3,884	4,760
Financial services (a)	6,275	5,324
Corporate	(7,244)	(6,515)
Total operating income	$19,673	$19,956

Interest expense:
Midwest homebuilding	$1,279	$1,324
Southern homebuilding	2,194	1,774
Mid-Atlantic homebuilding	1,408	1,033
Financial services (a)	384	331
Total interest expense	$5,265	$4,462

Equity in income of unconsolidated joint ventures	(307)	(198)

Income before income taxes	$14,715	$15,692

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at March 31, 2016 and December 31, 2015:

	At March 31, 2016
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,678	$21,351	$4,311	$—	$29,340
Inventory (a)	362,554	445,815	315,828	—	1,124,197
Investments in unconsolidated joint ventures	6,451	19,242	—	—	25,693
Other assets (b)	14,548	31,577	9,991	201,366	257,482
Total assets	$387,231	$517,985	$330,130	$201,366	$1,436,712

	At December 31, 2015
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,379	$16,128	$4,203	$—	$23,710
Inventory (a)	368,748	416,443	303,141	—	1,088,332
Investments in unconsolidated joint ventures	5,976	30,991	—	—	36,967
Other assets	10,018	23,704	7,253	225,570	266,545
Total assets	$388,121	$487,266	$314,597	$225,570	$1,415,554

(a)
Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)
During the three months ended March 31, 2016, the Company purchased an airplane for $9.9 million. The asset is included in the table above in Corporate, Financial Services, and Unallocated Other Assets, and within Property and Equipment - Net in our Unaudited Condensed Consolidated Balance Sheets.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Midwest Region
Homes delivered	322	248
New contracts, net	495	420
Backlog at end of period	845	677
Average sales price of homes delivered	$364	$337
Average sales price of homes in backlog	$391	$357
Aggregate sales value of homes in backlog	$330,441	$241,673
Revenue homes	$117,245	$83,549
Revenue third party land sales	$925	$1,668
Operating income homes (a)	$10,092	$7,359
Operating income land	$236	$437
Number of average active communities	73	63
Number of active communities, end of period	72	64
Southern Region
Homes delivered	350	275
New contracts, net	492	414
Backlog at end of period	702	589
Average sales price of homes delivered	$342	$311
Average sales price of homes in backlog	$352	$358
Aggregate sales value of homes in backlog	$246,963	$210,849
Revenue homes	$119,694	$85,581
Revenue third party land sales	$3,000	$12,974
Operating income homes (a)	$6,050	$5,538
Operating income land	$380	$3,053
Number of average active communities	67	52
Number of active communities, end of period	68	54
Mid-Atlantic Region
Homes delivered	204	194
New contracts, net	327	274
Backlog at end of period	422	347
Average sales price of homes delivered	$354	$329
Average sales price of homes in backlog	$361	$358
Aggregate sales value of homes in backlog	$152,546	$124,231
Revenue homes	$72,308	$63,870
Revenue third party land sales	$1,145	$7,419
Operating income homes (a)	$3,771	$3,009
Operating income land	$113	$1,751
Number of average active communities	38	37
Number of active communities, end of period	41	35
Total Homebuilding Regions
Homes delivered	876	717
New contracts, net	1,314	1,108
Backlog at end of period	1,969	1,613
Average sales price of homes delivered	$353	$325
Average sales price of homes in backlog	$371	$358
Aggregate sales value of homes in backlog	$729,950	$576,753
Revenue homes	$309,247	$233,000
Revenue third party land sales	$5,070	$22,061
Operating income homes	$19,913	$15,906
Operating income land	$729	$5,241
Number of average active communities	178	152
Number of active communities, end of period	181	153

(a)	Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Financial Services
Number of loans originated	604	568
Value of loans originated	$177,038	$151,285

Revenue	$10,053	$8,098
Less: Selling, general and administrative expense	3,778	2,774
Interest expense	384	331
Income before income taxes	$5,891	$4,993

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Midwest	10.8%	15.0%
Southern	14.1%	12.7%
Mid-Atlantic	6.3%	12.2%

Total cancellation rate	11.0%	13.4%

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
Year Over Year Comparison
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Midwest Region. During the three months ended March 31, 2016, homebuilding revenue in our Midwest region increased $33.0 million, from $85.2 million in the first quarter of 2015 to $118.2 million in the first quarter of 2016. This 39% increase in homebuilding revenue was the result of a 30% increase in the number of homes delivered (74 units) and an 8% increase in the average sales price of homes delivered ($27,000 per home delivered), offset partially by a $0.7 million decrease in land sale revenue. Operating income in our Midwest region increased $2.5 million, from $7.8 million during the first quarter of 2015 to $10.3 million during the three months ended March 31, 2016. The increase in operating income was primarily the result of a $4.7 million increase in our gross margin, offset, in part, by a $2.1 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $4.9 million, due to the 30% increase in homes delivered noted above, offset, in part, by a decline in housing gross margin percentage. Our gross margin on land sales declined $0.2 million as a result of fewer strategic land sales in the first quarter of 2016 when compared to the first quarter of 2015. Our housing gross margin was unfavorably impacted by a $0.7 million charge for purchase accounting adjustments from our recent Minneapolis/St. Paul acquisition. Exclusive of this charge, our housing gross margin percentage for the first quarter of 2016 was 18.5% compared to 19.3% in last year’s first quarter. This decline in housing gross margin percentage was largely due to higher construction and lot costs in the first quarter of 2016 when compared to 2015's first quarter.
Selling, general and administrative expense increased $2.1 million, from $8.8 million for the quarter ended March 31, 2015 to $10.9 million for the quarter ended March 31, 2016, but declined as a percentage of revenue to 9.2% compared to 10.3% for the same period in 2015. The increase in selling, general and administrative expense was attributable, in part, to a $1.6 million increase in selling expense due to (1) a $1.0 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered, $0.5 million of which was associated with our new Minneapolis/St. Paul division, and (2) a $0.6 million increase in non-variable selling expenses associated with our sales offices and models as a result of our increased community count, $0.3 million of which related to our new Minneapolis/St. Paul division. The increase in selling, general and administrative expense was also attributable to a $0.5 million increase in general and administrative expense, which was primarily related to an increase in compensation expense.
During the three months ended March 31, 2016, we experienced an 18% increase in new contracts in our Midwest region, from 420 in the first quarter of 2015 to 495 in the first quarter of 2016, and a 25% increase in backlog from 677 homes at March 31, 2015 to 845 homes at March 31, 2016. The increases in new contracts and backlog were partially due to the addition of 88 homes in backlog from our recent acquisition in Minneapolis/St. Paul, Minnesota together with improving sub-market conditions within the region. Average sales price in backlog increased to $391,000 at March 31, 2016 compared to $357,000 at March 31, 2015 which was due to higher-end product offerings. During the three months ended March 31, 2016, we opened one new community in our Midwest region compared to six during 2015's first quarter. Our monthly absorption rate in our Midwest region increased to 2.3 per community in the first quarter of 2016 from 2.2 per community in the first quarter of 2015.
Southern Region. During the three months ended March 31, 2016, homebuilding revenue in our Southern region increased $24.1 million, from $98.6 million in the first quarter of 2015 to $122.7 million in the first quarter of 2016. This 24% increase in homebuilding revenue was the result of a 27% increase in the number of homes delivered (75 units) and a 10% increase in the average sales price of homes delivered ($31,000 per home delivered), offset partially by a $10.0 million decrease in land sale revenue. Operating income in our Southern region decreased $2.2 million from $8.6 million in the first quarter of 2015 to $6.4 million during the quarter ended March 31, 2016. This decrease in operating income was the result of a $3.2 million increase in selling, general, and administrative expense offset, in part, by a $1.0 million improvement in our gross margin. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $3.7 million, due to the 27% increase in homes delivered noted above, offset, in part, by a decline in housing gross margin percentage. Our gross margin on land sales declined $2.7 million, as a result of fewer strategic land sales in the first quarter of 2016 when compared to the first quarter of 2015. Our housing gross margin was unfavorably impacted by a $2.2 million charge for stucco-related repair costs in certain of our Florida communities during the first quarter of 2016. Exclusive of this charge, our housing gross margin percentage for the first quarter of 2016 was 18.7% compared to 19.3% in last year’s first quarter. This decline in housing gross margin percentage was largely due to the mix of communities delivering homes and higher construction and lot costs.
Selling, general and administrative expense increased $3.2 million from $11.0 million in the first quarter of 2015 to $14.2 million in the first quarter of 2016 and increased as a percentage of revenue to 11.6% compared to 11.2% for the first quarter of 2015. The increase in selling, general and administrative expense was attributable, in part, to a $2.4 million increase in selling expense due to (1) a $2.0 million increase in variable selling expenses resulting from increases in sales commissions from the higher average sales price of homes delivered and higher number of homes delivered, and (2) a $0.4 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $0.8 million increase in general and administrative expense, which was primarily related to a increases in compensation and land related expenses.
During the three months ended March 31, 2016, we experienced a 19% increase in new contracts in our Southern region, from 414 in the first quarter of 2015 to 492 for the first quarter of 2016, and a 19% increase in backlog from 589 homes at March 31, 2015 to 702 homes at March 31, 2016. The increases in new contracts and backlog were primarily due to growth in our Texas operations as well as improved demand in our Florida markets. Average sales price in backlog decreased to $352,000 at March 31, 2016 from $358,000 at March 31, 2015 due to a change in product type and market mix. During the three months ended March 31, 2016, we opened six communities in our Southern region compared to six during 2015's first quarter. Our monthly absorption rate in our Southern region declined to 2.5 per community in the first quarter of 2016 from 2.7 per community in the first quarter of 2015.
Mid-Atlantic Region. During the three month period ended March 31, 2016, homebuilding revenue in our Mid-Atlantic region increased $2.2 million from $71.3 million in the first quarter of 2015 to $73.5 million in the first quarter of 2016. This 3% increase in homebuilding revenue was the result of an 8% increase in the average sales price of homes delivered ($25,000 per home delivered) and a 5% increase in the number of homes delivered (10 units), offset, in part, by a $6.3 million decrease in land sale revenue compared to prior year. Operating income in our Mid-Atlantic region decreased $0.9 million, from $4.8 million in the first quarter of 2015 to $3.9 million during the quarter ended March 31, 2016. This decline in operating income was primarily the result of a $0.4 million decrease in our gross margin in addition to a $0.5 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $1.2 million, due to the 5% increase in homes delivered noted above, offset, in part, by a decline in housing gross margin percentage. Our gross margin on land sales declined $1.6 million, as a result of fewer strategic land sales in the first quarter of 2016 when compared to the first quarter of 2015. Our housing gross margin percentage for the first quarter of 2016 was 16.8% compared to 17.2% in last year’s first quarter. This decline in housing gross margin percentage was largely due to higher construction and lot costs.
Selling, general and administrative expense increased $0.5 million from $7.9 million in the first quarter of 2015 to $8.4 million in the first quarter of 2016 and increased as a percentage of revenue to 11.4% compared to 11.1% for the first quarter of 2015. The increase in selling, general and administrative expense was primarily due to an increase in variable selling expenses resulting from increases in sales commissions from the higher average sales price of homes delivered and higher number of homes delivered.
During the three months ended March 31, 2016, we experienced a 19% increase in new contracts in our Mid-Atlantic region, from 274 in the first quarter of 2015 to 327 in the first quarter of 2016, and a 22% increase in the number of homes in backlog from 347 homes at March 31, 2015 to 422 homes at March 31, 2016. Average sales price of homes in backlog increased from $358,000 at March 31, 2015 to $361,000 at March 31, 2016. We opened six communities in our Mid-Atlantic region during the first quarter of 2016 compared to two during the first quarter of 2015. Our monthly absorption rate in our Mid-Atlantic region increased to 2.8 per community in the first quarter of 2016 from 2.5 per community in the first quarter of 2015.
Financial Services. Revenue from our mortgage and title operations increased $2.0 million (24%) from $8.1 million in the first quarter of 2015 to $10.1 million in the first quarter of 2016 as a result of a 6% increase in the number of loan originations, from 568 in the first quarter of 2015 to 604 in the first quarter of 2016 and a 10% increase in the average loan amount from $266,000 in the quarter ended March 31, 2015 to $293,000 in the quarter ended March 31, 2016. In addition, we experienced higher margins on our loans sold than we experienced in 2015's first quarter due to more favorable market conditions.
We ended our first quarter of 2016 with a $1.0 million increase in operating income compared to 2015's first quarter, which was primarily due to the increase in our revenue discussed above, offset, in part, by a $1.0 million increase in selling, general and administrative expense compared to the first quarter of 2015, which was attributable primarily to a $0.3 million increase in compensation expense and a $0.4 million increase in expenses related to mortgage loans sold.
At March 31, 2016, M/I Financial provided financing services in all of our markets. Approximately 82% of our homes delivered during the first quarter of 2016 were financed through M/I Financial which was the same rate as in the first quarter of 2015. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $0.7 million, from $6.5 million for the first quarter of 2015 to $7.2 million for the first quarter of 2016. The increase was primarily due to increases in compensation expense as well as costs associated with the purchase of an airplane during the first quarter of 2016 and depreciation expense from our investment in new information systems.
Interest Expense - Net. Interest expense for the Company increased $0.8 million, from $4.5 million in the three months ended March 31, 2015 to $5.3 million in the three months ended March 31, 2016. This increase was primarily the result of an increase in our weighted average borrowings from $502.8 million in 2015's first quarter to $608.8 million in 2016's first quarter. The increase in our weighted average borrowings primarily related to an increase in borrowings under the Credit Facility during the quarter compared to 2015's first quarter, combined with an increase in the principal amount of senior notes outstanding at March 31, 2016 ($300.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Senior Notes”) outstanding at March 31, 2016 compared to $230.0 million aggregate principal amount of 8.625% Senior Notes due 2018 (“2018 Senior Notes”) outstanding at March 31, 2015). Partially offsetting this increase was a decline in our weighted average borrowing rate from 6.51% in the first quarter of 2015 to 5.89% for first quarter of 2016 which was primarily due to the lower interest rate payable on the 2021 Senior Notes compared with the interest rate payable on the 2018 Senior Notes that were outstanding during the first quarter of 2015.
Income Taxes. Our overall effective tax rate was 37.6% for the three months ended March 31, 2016 and 39.0% for the same period in 2015. The lower effective rate for the three months ended March 31, 2016 was primarily attributable to the impact of annual tax benefits expected for the domestic production activities deduction and energy tax credits that were realized during the first quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At March 31, 2016, we had $34.3 million of cash, cash equivalents and restricted cash, with $31.8 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $21.6 million increase in unrestricted cash and cash equivalents from December 31, 2015. Our principal uses of cash for the three months ended March 31, 2016 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, and short-term working capital and debt service requirements, including the repayment of amounts outstanding under our credit facilities. In order to fund these uses of cash, we used proceeds from home deliveries and the sale of mortgage loans, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
We are actively acquiring and developing lots in our markets to replenish and grow our lot supply and active community count. We expect to continue to expand our business based on the anticipated level of demand for new homes in our markets. Accordingly, we expect our cash outlays for land purchases, land development, home construction and operating expenses will exceed our cash generated by operations during some monthly and quarterly periods in 2016, and we expect to continue to utilize our revolving credit facility in 2016.
During the first quarter of 2016, we delivered 876 homes, started 1,070 homes, and spent $52.0 million on land purchases and $32.2 million on land development. Based upon our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $425 million to $475 million on land purchases and land development during 2016, including the $84.2 million spent during the first three months of 2016.
We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to these land option agreements, as of March 31, 2016, we had purchase agreements to acquire $525.5 million of land and lots during the remainder of 2016 through 2028.
Land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home deliveries and adjust our land spending accordingly.
Operating Cash Flow Activities. During the three month period ended March 31, 2016, we had $1.1 million of cash provided by operating activities, compared to $29.3 million of cash used in operating activities during the first quarter of 2015. This $30.4 million increase in cash provided by operating cash flows in the first quarter of 2016 was primarily due to a $20.0 million net increase in cash related to the amount of mortgage loan originations net of the proceeds from the sale of mortgage loans during the first quarter of 2016 compared to the prior year, and a decrease in the change in inventory of $12.7 million during the first quarter of 2016 compared to 2015.

Investing Cash Flow Activities. During the first quarter of 2016, we used $12.9 million of cash in investing activities, compared to using $0.8 million of cash in investing activities during the first quarter of 2015. This $12.1 million increase in cash usage was primarily due to a $10.6 million increase in property and equipment primarily consisting of our purchase of an airplane during the first quarter of 2016 to assist in efficiency of managing our 14 operating divisions.

Financing Cash Flow Activities. During the three months ended March 31, 2016, we generated $33.4 million of cash from financing activities, compared to generating $44.5 million of cash during the first three months of 2015. The $11.1 million decrease in cash generated from financing activities was due to increased repayments of borrowings under our MIF credit facilities offset partially by increased borrowings under our Credit Facility.

At March 31, 2016 and December 31, 2015, our ratio of net debt to net capital was 51% and 50%, respectively, calculated as the principal amount outstanding of our total debt minus total cash, cash equivalents and restricted cash, divided by the sum of the principal amount outstanding of our total debt minus total cash, cash equivalents and restricted cash plus shareholders’ equity. The increase compared to December 31, 2015 was due to higher debt levels at March 31, 2016, partially offset by an increase in shareholders’ equity. We believe that this ratio provides useful information regarding our financial position, for understanding the leverage employed in our operations and for comparing us with other homebuilders.

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
The Company is a party to three primary credit agreements: (1) a $400 million unsecured revolving credit facility dated July 18, 2013, as amended by a First Amendment dated October 20, 2014, with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $110 million secured mortgage warehousing agreement, dated March 29, 2013, with M/I Financial as borrower, as most recently amended on June 26, 2015 (the “MIF Mortgage Warehousing Agreement”); and (3) a $15 million mortgage repurchase agreement with M/I Financial as borrower, as amended and restated on November 3, 2015 (the “MIF Mortgage Repurchase Facility”).
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of March 31, 2016:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	10/20/2018	$114,500	$245,920
Notes payable – financial services (b)	(b)	$87,186	$747

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation, which totaled $479.0 million of availability at March 31, 2016, such that the full $400 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $114.5 million borrowings and $39.6 million of letters of credit outstanding at March 31, 2016, leaving $245.9 million available. The Credit Facility has an expiration date of October 20, 2018.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements as of March 31, 2016 was $125 million. The MIF Mortgage Warehousing Agreement has an expiration date of June 24, 2016 and the MIF Mortgage Repurchase Facility has an expiration date of November 1, 2016. M/I Financial expects to enter into an amendment to the MIF Mortgage Warehousing Agreement prior to its expiration that would extend its term for an additional year, but M/I Financial can provide no assurances that it will be able to obtain such an extension.

Notes Payable - Homebuilding.

Homebuilding Credit Facility. The Credit Facility provides for an aggregate commitment amount of $400 million, including a $125 million sub-facility for letters of credit. The Credit Facility matures on October 20, 2018. Interest on amounts borrowed under the Credit Facility is payable at either the Alternate Base Rate plus a margin of 150 basis points, or at the Eurodollar Rate plus a margin of 250 basis points, in each case subject to adjustment based on the Company’s leverage ratio.

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $385.8 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 11), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries. The guarantors for the Credit Facility are the same subsidiaries that guarantee our 2021 Senior Notes, our $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”), and our $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”).

As of March 31, 2016, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of March 31, 2016:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$385.8	$551.9
Leverage Ratio	≤	0.60	0.51
Interest Coverage Ratio	≥	1.5 to 1.0	4.1 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$165.6	$18.9
Unsold Housing Units and Model Homes	≤	1,490	779

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
The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $3.0 million to $5.0 million, for a combined letter of credit capacity of $12.0 million, of which $4.9 million was uncommitted at March 31, 2016 and could be withdrawn at any time. As of March 31, 2016, there was a total of $2.0 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $2.1 million of restricted cash.
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
The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans originated by M/I Financial that are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement, although M/I Financial may, at its election, designate from time to time any one or more of its subsidiaries as guarantors.
As of March 31, 2016, there was $73.0 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of March 31, 2016:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.8 to 1.0
Liquidity	≥	$5.5	$9.0
Adjusted Net Income	>	$0.0	$9.9
Tangible Net Worth	≥	$11.0	$19.6

MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility with a maximum borrowing availability of

$15 million and an expiration date of November 1, 2016. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of March 31, 2016, there was $14.2 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants as of March 31, 2016.
Senior Notes and Convertible Senior Subordinated Notes.

6.75% Senior Notes. In December 2015, the Company issued $300 million aggregate principal amount of 6.75% Senior Notes due 2021. The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of March 31, 2016, the Company was in compliance with all terms, conditions, and covenants under the indenture.

See Note 7 for more information regarding the 2021 Senior Notes.

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

Weighted Average Borrowings. For the three months ended March 31, 2016 and 2015, our weighted average borrowings outstanding were $608.8 million and $502.8 million, respectively, with a weighted average interest rate of 5.89% and 6.51%, respectively. The increase in our weighted average borrowings related to an increase in borrowings under the Credit Facility during 2016's first quarter compared to 2015's first quarter, combined with the increase in the principal amount outstanding under our 2021 Senior Notes of $300.0 million, compared with $230.0 million of 2018 Senior Notes outstanding during the first quarter of 2015. The decline in our weighted average borrowing interest rate was also primarily due to the increase in borrowings under the Credit Facility, which has a lower rate, as well as the lower interest rate payable on the 2021 Senior Notes compared with the interest rate on the 2018 Senior Notes that were outstanding during the first quarter of 2015.

At March 31, 2016, we had $114.5 million outstanding under the Credit Facility. During the three months ended March 31, 2016, the average daily amount outstanding under the Credit Facility was $112.9 million and the maximum amount outstanding under the Credit Facility was $149.9 million. Based on our current anticipated spending on land acquisition and development in 2016, and associated increases in our investment in inventory, including land and houses under construction, we expect to continue to borrow under the Credit Facility during 2016, with an estimated peak amount outstanding of less than $200 million. The actual amount borrowed in 2016 (and the estimated peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company and any repayments or redemptions of outstanding debt.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $39.6 million of letters of credit issued and outstanding under the Credit Facility at March 31, 2016. During the three months ended March 31, 2016, the average daily amount of letters of credit outstanding under the Credit Facility was $38.4 million and the maximum amount of letters of credit outstanding under the Credit Facility was $39.9 million.

At March 31, 2016, M/I Financial had $73.0 million outstanding under the MIF Mortgage Warehousing Agreement.  During the three months ended March 31, 2016, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $34.9 million and the maximum amount outstanding was $104.6 million.

At March 31, 2016, M/I Financial had $14.2 million outstanding under the MIF Mortgage Repurchase Facility.  During the three months ended March 31, 2016, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $9.0 million and the maximum amount outstanding was $19.0 million, which occurred during January, while the “seasonal increase” provision was in effect such that the maximum borrowing availability was $20.0 million.
Preferred Shares. At March 31, 2016, we had 2,000,000 depositary shares, each representing 1/1000th of a Series A Preferred Share, or 2,000 Series A Preferred Shares in the aggregate, outstanding. The Series A Preferred Shares have a liquidation preference equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the date of final distribution). Dividends on the Series A Preferred Shares are non-cumulative and, if declared by us, are paid at an annual rate of 9.75%. Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15. If there is a change of control of the Company and if the Company’s corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Series A Preferred Shares will increase to 10.75% per year. We may redeem the Series A Preferred Shares in whole or in part (provided, that any redemption that would reduce the aggregate liquidation preference of the Series A Preferred Shares below $25 million in the aggregate would be restricted to a redemption in whole only) at any time or from time to time at a cash redemption price equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the redemption date). Holders of the Series A Preferred Shares have no right to require redemption of the Series A Preferred Shares. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities, and will remain outstanding indefinitely unless redeemed by us. Holders of the Series A Preferred Shares have no voting rights, except with respect to those specified matters set forth in the Company’s Amended and Restated Articles of Incorporation or as otherwise required by applicable Ohio law, and no preemptive rights. The outstanding depositary shares are listed on the New York Stock Exchange under the trading symbol “MHO-PrA.” There is no separate public trading market for the Series A Preferred Shares except as represented by the depositary shares.
The indenture governing our 2021 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $130.0 million at March 31, 2016. We are permitted by the indenture to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance in our restricted payments basket. We declared and paid a quarterly dividend of $609.375 per share on our Series A Preferred Shares in the first quarter of 2016 and 2015 for an aggregate dividend payment of $1.2 million. The determination to pay future dividends on, and make future repurchases of, our common shares and Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
Universal Shelf Registration. In October 2013, the Company filed a $400 million universal shelf registration statement with the SEC, which registration statement became effective on December 20, 2013 and and will expire in December 2016. Pursuant to the registration statement, the Company may, from time to time, offer debt securities, common shares, preferred shares, depositary shares, warrants to purchase debt securities, common shares, preferred shares, depositary shares or units of two or more of those securities, rights to purchase debt securities, common shares, preferred shares or depositary shares, stock purchase contracts and units. The timing and amount of offerings, if any, will depend on market and general business conditions.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Land Option Agreements.  In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both March 31, 2016 and December 31, 2015, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
At March 31, 2016, “Consolidated Inventory Not Owned” was $4.9 million. At March 31, 2016, the corresponding liability of $4.9 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of March 31, 2016 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $43.4 million, including cash deposits of $29.3 million, prepaid acquisition costs of $4.6 million, letters of credit of $6.3 million and $3.3 million of other non-cash deposits.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of March 31, 2016, the Company had outstanding $129.9 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through November 2023.  Included in this total are: (1) $81.0 million of performance and maintenance bonds and $33.5 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $8.1 million of financial letters of credit; and (3) $7.2 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
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

The table below shows the notional amounts of our financial instruments at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2016	2015
Best-effort contracts and related committed IRLCs	$5,472	$2,625
Uncommitted IRLCs	73,029	46,339
FMBSs related to uncommitted IRLCs	72,000	46,000
Best-effort contracts and related mortgage loans held for sale	6,928	100,152
FMBSs related to mortgage loans held for sale	83,000	27,000
Mortgage loans held for sale covered by FMBSs	83,692	26,690

The table below shows the measurement of assets and liabilities at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2016	2015
Mortgage loans held for sale	$94,438	$127,001
Forward sales of mortgage-backed securities	(859)	(93)
Interest rate lock commitments	890	321
Best-efforts contracts	(137)	(206)
Total	$94,332	$127,023

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
Description (in thousands)	2016	2015
Mortgage loans held for sale	$1,360	$358
Forward sales of mortgage-backed securities	(766)	(380)
Interest rate lock commitments	569	345
Best-efforts contracts	69	(159)
Total gain recognized	$1,232	$164

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of March 31, 2016. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at March 31, 2016. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total	3/31/2016
ASSETS:
Mortgage loans held for sale:
Fixed rate	$92,560						$92,560	$91,179
Weighted average interest rate	3.65%						3.65%
Variable rate	$3,260						$3,260	$3,259
Weighted average interest rate	3.14%						3.14%

LIABILITIES:
Long-term debt — fixed rate	$367	$59,988	$86,692	$391	$301	$300,236	$447,974	$440.984
Weighted average interest rate	3.93%	3.27%	3.03%	3.93%	3.37%	6.73%	5.55%
Short-term debt — variable rate	$201.686						$201.686	$201.686
Weighted average interest rate	3.17%						3.17%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its subsidiaries have received claims from homeowners in our Florida communities (and been named as a defendant in legal proceedings initiated by certain of such homeowners) related to stucco on their homes. Please refer to Note 6 of the Company’s consolidated financial statements for further information regarding these stucco claims.

The Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Our results of operations, financial condition and cash flows could be adversely affected if pending or future legal claims against us are not resolved in our favor.

In addition to the legal proceedings related to stucco discussed below, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s results of operations, financial condition, and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material adverse effect on the Company’s results of operations, financial condition, and cash flows.

Similarly, if additional legal proceedings are filed against us in the future, including with respect to stucco installation in our Florida communities, the negative outcome of one or more of such legal proceedings could have a material adverse effect on our results of operations, financial condition and cash flows.
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

We record warranty and other reserves for the homes we sell based on a number of factors, including historical experience in our markets, insurance and actuarial assumptions and our judgment with respect to the qualitative risks associated with the types of homes we build. Because of the high degree of judgment required in determining these liability reserves, our actual future liability could differ significantly from our reserves. Given the inherent uncertainties, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all of our construction defect, product liability and warranty claims. If the costs to resolve these claims exceed our estimates, our results of operations, financial condition and cash flows could be adversely affected.

The Company and certain of its subsidiaries have received claims from homeowners in our Florida communities (and been named as a defendant in legal proceedings initiated by certain of such homeowners) related to stucco installation. Because our assessment of the stucco issue is ongoing, we are uncertain at this time regarding: (a) the number of similarly affected homes that may require stucco repairs in the future; (b) the cost to repair those homes; (c) the extent to which we may be able to recover a portion of our repair costs from subcontractors and insurers; and (d) the ultimate amount of our liability. Given the inherent uncertainties, we cannot provide assurance that the final costs to resolve these claims will not exceed our accrual and adversely affect our results of operations, financial condition and cash flows. Please refer to Note 6 of the Company’s consolidated financial statements for further information regarding these stucco claims.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common shares or Series A Preferred Shares during the three months ended March 31, 2016.

See Note 7 and the “Liquidity and Capital Resources” section above for more information regarding the limit imposed by the indenture governing our 2021 Senior Notes on our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture.

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

M/I Homes, Inc.
(Registrant)

Date:	May 2, 2016	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	May 2, 2016	By:	/s/ Ann Marie W. Hunker
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