Form 10-Q
period 2016-06-30
M I HOMES INC
filed 2016-07-29
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

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
Common shares, par value $.01 per share: 24,668,833 shares outstanding as of July 27, 2016.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	June 30, 2016	December 31, 2015

ASSETS:
Cash and cash equivalents	$27,672	$10,205
Restricted cash	2,328	2,896
Mortgage loans held for sale	100,379	127,001
Inventory	1,170,325	1,112,042
Property and equipment - net	22,154	12,897
Investment in unconsolidated joint ventures	28,160	36,967
Deferred income taxes	47,023	67,404
Other assets	55,113	46,142
TOTAL ASSETS	$1,453,154	$1,415,554

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$105,669	$86,878
Customer deposits	27,415	19,567
Other liabilities	85,449	93,670
Community development district (“CDD”) obligations	722	1,018
Obligation for consolidated inventory not owned	5,169	6,007
Notes payable bank - homebuilding operations	70,000	43,800
Notes payable bank - financial services operations	92,666	123,648
Notes payable - other	8,552	8,441
Convertible senior subordinated notes due 2017 - net	56,806	56,518
Convertible senior subordinated notes due 2018 - net	85,069	84,714
Senior notes due 2021 - net	295,125	294,727
TOTAL LIABILITIES	$832,642	$818,988

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; 2,000 shares issued and outstanding at both June 30, 2016 and December 31, 2015	$48,163	$48,163
Common shares - $.01 par value; authorized 58,000,000 shares at both June 30, 2016 and December 31, 2015; issued 27,092,723 shares at both June 30, 2016 and December 31, 2015	271	271
Additional paid-in capital	242,125	241,239
Retained earnings	378,094	355,427
Treasury shares - at cost - 2,423,890 and 2,443,679 shares at June 30, 2016 and December 31, 2015, respectively	(48,141)	(48,534)
TOTAL SHAREHOLDERS’ EQUITY	$620,512	$596,566
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,453,154	$1,415,554

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015

Revenue	$401,247	$322,856	$725,617	$586,015
Costs and expenses:
Land and housing	319,708	252,595	579,880	458,778
General and administrative	26,830	21,705	49,089	41,039
Selling	25,533	22,935	47,799	40,621
Equity in income of unconsolidated joint ventures	(82)	(14)	(389)	(212)
Interest	4,308	3,750	9,573	8,212
Total costs and expenses	376,297	300,971	685,952	548,438

Income before income taxes	24,950	21,885	39,665	37,577

Provision for income taxes	9,034	8,535	14,560	14,659

Net income	15,916	13,350	25,105	22,918

Preferred dividends	1,219	1,219	2,438	2,438

Net income to common shareholders	$14,697	$12,131	$22,667	$20,480

Earnings per common share:
Basic	$0.60	$0.49	$0.92	$0.84
Diluted	$0.52	$0.43	$0.81	$0.74

Weighted average shares outstanding:
Basic	24,669	24,531	24,663	24,523
Diluted	30,077	30,023	30,055	30,002

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Six Months Ended June 30, 2016
	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2015	2,000	$48,163	24,649,044	$271	$241,239	$355,427	$(48,534)	$596,566
Net income	—	—	—	—	—	25,105	—	25,105
Dividends declared to preferred shareholders	—	—	—	—	—	(2,438)	—	(2,438)
Reversal of deferred tax asset related to stock options and executive deferred compensation distributions	—	—	—	—	(1,030)	—	—	(1,030)
Stock options exercised	—	—	6,000	—	(46)	—	119	73
Stock-based compensation expense	—	—	—	—	2,126	—	—	2,126
Deferral of executive and director compensation	—	—	—	—	110	—	—	110
Executive and director deferred compensation distributions	—	—	13,789	—	(274)	—	274	—
Balance at June 30, 2016	2,000	$48,163	24,668,833	$271	$242,125	$378,094	$(48,141)	$620,512

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
OPERATING ACTIVITIES:
Net income	$25,105	$22,918
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated joint ventures	(389)	(212)
Mortgage loan originations	(404,599)	(333,684)
Proceeds from the sale of mortgage loans	433,406	350,591
Fair value adjustment of mortgage loans held for sale	(2,185)	824
Capitalization of originated mortgage servicing rights	(2,964)	(2,283)
Amortization of mortgage servicing rights	751	552
Depreciation	4,149	3,141
Amortization of debt discount and debt issue costs	1,701	1,594
Stock-based compensation expense	2,126	1,978
Deferred income tax expense	13,832	13,358
Change in assets and liabilities:
Cash held in escrow	(467)	194
Inventory	(46,856)	(108,165)
Other assets	(7,185)	(6,551)
Accounts payable	18,791	15,305
Customer deposits	7,848	6,679
Accrued compensation	(10,566)	(11,387)
Other liabilities	7,974	(1,062)
Net cash provided by (used in) operating activities	40,472	(46,210)

INVESTING ACTIVITIES:
Change in restricted cash	1,035	1,583
Purchase of property and equipment	(11,029)	(1,401)
Investment in unconsolidated joint ventures	(5,782)	(4,210)
Net cash used in investing activities	(15,776)	(4,028)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	192,200	220,700
Repayment of bank borrowings - homebuilding operations	(166,000)	(145,100)
Net repayment of bank borrowings - financial services operations	(30,982)	(15,698)
Proceeds from (principal repayment of) notes payable-other and CDD bond obligations	111	(1,288)
Dividends paid on preferred shares	(2,438)	(2,438)
Debt issue costs	(193)	(40)
Proceeds from exercise of stock options	73	340
Net cash (used in) provided by financing activities	(7,229)	56,476
Net increase in cash and cash equivalents	17,467	6,238
Cash and cash equivalents balance at beginning of period	10,205	15,535
Cash and cash equivalents balance at end of period	$27,672	$21,773

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$(2,152)	$6,696
Income taxes	$1,801	$1,278

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(296)	$(1,075)
Consolidated inventory not owned	$(838)	$13,507
Distribution of single-family lots from unconsolidated joint ventures	$14,978	$3,834

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

Impact of New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs, such as ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These ASUs do not change the core principle of the guidance stated in ASU 2014-09. Instead, these amendments are intended to clarify and improve the operability of certain topics addressed by ASU 2014-09. These additional ASUs will have the same effective date and transition requirements as ASU 2014-09. The Company is currently evaluating the method of adoption of ASU 2014-09 and these additional ASUs and the impact the adoption of ASU 2014-09 and these additional ASUs will have on the Company's consolidated financial statements and disclosures. See below for additional explanation of each of these additional ASUs.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which makes a number of changes to the current GAAP model, including changes to the accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for our interim and annual reporting periods beginning

January 1, 2018. Early adoption of ASU 2016-01 is not permitted. The Company does not believe the adoption of ASU 2016-01 will have a material impact on the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets - referred to as “lessees” - to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities will be expanded to include qualitative and specific quantitative information. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method. The Company is currently evaluating the potential impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One of those criteria is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract (the “clearly and closely related” criterion). ASU 2016-06 clarifies the required steps for assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for all entities. The Company does not believe the adoption of ASU 2016-06 will have a material impact on the Company’s consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance stated in ASU 2014-09 on principal versus agent considerations and whether an entity reports revenue on a gross or net basis.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company does not believe the adoption of ASU 2016-09 will have a material impact on the Company’s consolidated financial statements and disclosures.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”).  ASU 2016-10 provides guidance on identifying performance obligations and licensing. This update clarifies the guidance in ASU 2014-09 relating to identifying performance obligations and licensing. The new standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2016-12 provides for amendments to ASU 2014-09 regarding transition, collectability, noncash consideration, and presentation of sales tax and other similar taxes.  Specifically, ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all or substantially all of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria.
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

A summary of the Company’s inventory as of June 30, 2016 and December 31, 2015 is as follows:

(In thousands)	June 30, 2016	December 31, 2015
Single-family lots, land and land development costs	$563,112	$584,542
Land held for sale	11,597	12,630
Homes under construction	487,895	420,206
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2016 - $10,470; December 31, 2015 - $8,296)	72,015	63,929
Community development district infrastructure	722	1,018
Land purchase deposits	29,815	23,710
Consolidated inventory not owned	5,169	6,007
Total inventory	$1,170,325	$1,112,042

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of June 30, 2016 and December 31, 2015, we had 877 homes (with a carrying value of $142.6 million) and 872 homes (with a carrying value of $184.3 million), respectively, included in homes under construction that were not subject to a sales contract.
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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Capitalized interest, beginning of period	$16,952	$15,542	$16,740	$15,296
Interest capitalized to inventory	4,497	4,675	8,253	8,460
Capitalized interest charged to land and housing costs and expenses	(4,631)	(3,780)	(8,175)	(7,319)
Capitalized interest, end of period	$16,818	$16,437	$16,818	$16,437

Interest incurred	$8,805	$8,425	$17,826	$16,672
NOTE 3. Investment in Unconsolidated Joint Ventures
Investment in Unconsolidated Joint Ventures
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During the six month period ended June 30, 2016, we decreased our total investment in such joint venture arrangements by $8.8 million from $37.0 million at December 31, 2015 to $28.2 million at June 30, 2016, which was driven primarily by our increased lot distributions from unconsolidated joint ventures of $15.0 million, offset, in part, by our increased cash contributions to our unconsolidated joint ventures during the first half of 2016 of $5.8 million.
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
For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company’s ownership in these LLCs as of both June 30, 2016 and December 31, 2015 ranged from 25% to 74%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC.
We believe that the Company’s maximum exposure related to its investment in these unconsolidated joint ventures as of June 30, 2016 is the amount invested of $28.2 million, which is reported as Investment in Unconsolidated Joint Ventures on our Unaudited Condensed Consolidated Balance Sheets, although we expect to invest further amounts in these unconsolidated joint ventures as development of the properties progresses. Included in the Company’s investment in unconsolidated joint ventures at June 30, 2016 and December 31, 2015 were $0.3 million and $0.4 million, respectively, of capitalized interest and other costs.
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
As of June 30, 2016 and December 31, 2015, we have determined that one of the LLCs in which we have an interest meets the requirements of a variable interest entity (“VIE”) due to a lack of equity at risk in the entity. However, we have determined that we do not have substantive control over that VIE as we do not have the ability to control the activities that most significantly impact its economic performance. As a result, we are not required to consolidate the VIE into our financial statements, and we instead record the VIE in Investment in Unconsolidated Joint Ventures on our Unaudited Condensed Consolidated Balance Sheets.
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the Company’s 2015 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both June 30, 2016 and December 31, 2015, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
Mortgage Loans Held for Sale. Mortgage loans held for sale consists primarily of single-family residential loans collateralized by the underlying property.  Generally, all of the mortgage loans and related servicing rights are sold to third-party investors shortly after origination.  During the period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs. The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.
The table below shows the notional amounts of our financial instruments at June 30, 2016 and December 31, 2015:

Description of Financial Instrument (in thousands)	June 30, 2016	December 31, 2015
Best efforts contracts and related committed IRLCs	$3,800	$2,625
Uncommitted IRLCs	88,267	46,339
FMBSs related to uncommitted IRLCs	87,000	46,000
Best efforts contracts and related mortgage loans held for sale	9,660	100,152
FMBSs related to mortgage loans held for sale	85,000	27,000
Mortgage loans held for sale covered by FMBSs	86,941	26,690

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at June 30, 2016 and December 31, 2015:

Description of Financial Instrument (in thousands)	Fair Value Measurements June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$100,379	$—	$100,379	$—
Forward sales of mortgage-backed securities	(1,781)	—	(1,781)	—
Interest rate lock commitments	1,240	—	1,240	—
Best-efforts contracts	(190)	—	(190)	—
Total	$99,648	$—	$99,648	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$127,001	$—	$127,001	$—
Forward sales of mortgage-backed securities	(93)	—	(93)	—
Interest rate lock commitments	321	—	321	—
Best-efforts contracts	(206)	—	(206)	—
Total	$127,023	$—	$127,023	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2016	2015	2016	2015
Mortgage loans held for sale	$826	$(1,182)	$2,186	$(824)
Forward sales of mortgage-backed securities	(922)	1,812	(1,688)	1,432
Interest rate lock commitments	350	(573)	919	(228)
Best-efforts contracts	(53)	31	16	(128)
Total gain recognized	$201	$88	$1,433	$252

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	June 30, 2016		June 30, 2016
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$1,781
Interest rate lock commitments	Other assets	1,240	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	190
Total fair value measurements		$1,240		$1,971

	Asset Derivatives		Liability Derivatives
	December 31, 2015		December 31, 2015
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$93
Interest rate lock commitments	Other assets	321	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	206
Total fair value measurements		$321		$299
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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption pace (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and six months ended June 30, 2016 and 2015, the Company did not record any impairment charges on its inventory.
Investment In Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the Company’s 2015 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and six months ended June 30, 2016 and 2015, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

	June 30, 2016		December 31, 2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$30,000	$30,000	$13,101	$13,101
Mortgage loans held for sale	100,379	100,379	127,001	127,001
Split dollar life insurance policies	214	214	199	199
Notes receivable	1,340	1,141	3,153	3,076
Commitments to extend real estate loans	1,240	1,240	321	321
Liabilities:
Notes payable - homebuilding operations	70,000	70,000	43,800	43,800
Notes payable - financial services operations	92,666	92,666	123,648	123,648
Notes payable - other	8,552	7,789	8,441	8,039
Convertible senior subordinated notes due 2017 (a)	57,500	58,363	57,500	61,884
Convertible senior subordinated notes due 2018 (a)	86,250	84,741	86,250	84,741
Senior notes due 2021 (a)	300,000	298,875	300,000	295,500
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	190	190	206	206
Forward sales of mortgage-backed securities	1,781	1,781	93	93
Off-Balance Sheet Financial Instruments:
Letters of credit	—	862	—	735

(a)
Our senior notes and convertible senior subordinated notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at June 30, 2016 and December 31, 2015:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Convertible Senior Subordinated Notes due 2017, Convertible Senior Subordinated Notes due 2018 and Senior Notes due 2021. The fair value of these financial instruments was determined based upon market quotes at June 30, 2016 and December 31, 2015. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policy and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended June 30, 2016 fluctuated with the Alternate Base Rate or the Eurodollar Rate for the Company’s $400 million unsecured revolving credit facility dated July 18, 2013, as amended (the “Credit Facility”), and thus the carrying value is a reasonable estimate of fair value. Refer to Note 7 for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC (“M/I Financial”) is a party to two credit agreements: (1) a $125 million secured mortgage warehousing agreement, dated June 24, 2016 (the “MIF Mortgage Warehousing Agreement”), which replaced the Mortgage Warehousing Agreement dated as of March 29, 2013 (as subsequently amended, the “Prior Agreement”); and (2) a $15 million mortgage repurchase agreement, as amended and restated on November 3, 2015, as further amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the second quarter of 2016 fluctuated with LIBOR. Refer to Note 7 for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.

Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
Letters of Credit. Letters of credit of $37.3 million and $42.5 million represent potential commitments at June 30, 2016 and December 31, 2015, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $33.8 million and $12.2 million were covered under these guarantees as of June 30, 2016 and December 31, 2015, respectively.  The increase in loans covered by these guarantees from December 31, 2015 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at June 30, 2016, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $1.0 million and $1.3 million at June 30, 2016 and December 31, 2015, respectively. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of June 30, 2016 and December 31, 2015, the total of all loans indemnified to third party insurers relating to the above agreements was $1.6 million and $2.2 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company recorded a liability relating to the guarantees described above totaling $0.9 million and $1.2 million at June 30, 2016 and December 31, 2015, respectively, which is management’s best estimate of the Company’s liability.
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
A summary of warranty activity for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Warranty reserves, beginning of period	$15,295	$11,551	$14,281	$12,671
Warranty expense on homes delivered during the period	2,482	2,044	4,522	3,583
Changes in estimates for pre-existing warranties	2,108	413	4,946	676
Settlements made during the period	(4,070)	(3,370)	(7,934)	(6,292)
Warranty reserves, end of period	$15,815	$10,638	$15,815	$10,638

We have received claims related to stucco installation from homeowners in certain of our Florida (Tampa and Orlando) communities and have been named as a defendant in legal proceedings initiated by certain of such homeowners. These claims primarily relate to homes built prior to 2014 which have second story elevations with frame construction. The issues are typically limited to stucco installation on the second stories of these homes and generally involve the cracking of stucco beyond normal expansion cracks or the separation of stucco from the exterior sheeting. We attribute the geographic concentration of stucco related claims in our Florida communities primarily to local construction practices employed by independent contractors in these areas.

Through 2015, we repaired certain of the affected homes and accrued for the estimated future cost of repairs for the other identified homes on which repairs had yet to be completed. The aggregate amounts of such repair costs and accruals were not material, and the reserve for identified homes in need of more than minor repair at December 31, 2015 was $0.5 million. During the first quarter of 2016, we received an increased number of stucco related claims in our Florida communities, and we recorded an additional accrual of $2.2 million as a change in estimate to our warranty reserves for homes that we had identified during the quarter as requiring more than minor repairs. At March 31, 2016, the remaining reserve was $1.8 million, covering the estimated repair costs for the approximately 138 identified homes on which repairs had yet to be completed.

During the second quarter of 2016, we continued to receive stucco related claims in certain of our Florida communities. During the second quarter, we identified 130 additional homes that require more than minor stucco repairs, we completed repairs on 90 of the identified homes, and we recorded an additional accrual of $2.8 million as a change in estimate to our warranty reserves (which change is reflected in “Changes in estimates for pre-existing warranties” in the above table) for homes that we identified during the quarter as requiring more than minor repairs. At June 30, 2016, the remaining reserve was $2.9 million, covering the estimated repair costs for the approximately 178 identified homes on which repairs had yet to be completed. This reserve does not include any estimate of the future stucco repair costs for homes for which we have not received claims.

Based on our ongoing receipt of additional claims, we have expanded the scope of our review of the stucco issues in our Florida communities and we are in the process of collecting and analyzing information to enable us to reasonably estimate the number of additional homes in our Florida communities that will require stucco repairs in the future and the nature and cost of those repairs. While, based on our analysis to date, we believe that it is probable that we will identify additional homes in our Florida communities that will require stucco repairs in the future, as of June 30, 2016, we are unable to reasonably estimate: (a) the number of such additional homes; (b) the cost to repair those homes; or (c) the ultimate amount of our liability. As we obtain additional information, we expect to revise our warranty reserves for these estimated future stucco repairs costs, which could be material.
During the second quarter of 2016, we also continued our investigation of the extent to which we may be able to recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of June 30, 2016, we are unable to estimate an amount (if any) that we believe is probable that we will recover from these sources and, accordingly, we have not recorded a receivable for estimated recoveries nor included an estimated amount of recoveries in determining our warranty reserves.

Performance Bonds and Letters of Credit

At June 30, 2016, the Company had outstanding approximately $130.2 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through May 2024. Included in this total are: (1) $85.5 million of performance and maintenance bonds and $30.2 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $7.1 million of financial letters of credit, of which $5.2 million represent deposits on land and lot purchase agreements; and (3) $7.4 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At June 30, 2016, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $533.1 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters

In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At June 30, 2016 and December 31, 2015, we had $0.2 million and $0.6 million reserved for legal expenses, respectively.

NOTE 7. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $400 million, including a $125 million sub-facility for letters of credit. The Credit Facility matures on October 20, 2018. For the quarter ended June 30, 2016, interest on amounts borrowed under the Credit Facility was payable at either the Alternate Base Rate plus a margin of 150 basis points, or at the Eurodollar Rate plus a margin of 250 basis points. These interest rates are subject to adjustment in subsequent periods based on the Company's leverage ratio. The Credit Facility also contains certain financial covenants. At June 30, 2016, the Company was in compliance with all financial covenants of the Credit Facility. At June 30, 2016, borrowing availability under the Credit Facility in accordance with the borrowing base calculation was $499.7 million and, as a result, the full amount of the $400 million facility was available. At June 30, 2016, there were $70.0 million of borrowings outstanding and $35.7 million of letters of credit outstanding, leaving net remaining borrowing availability of $294.3 million.
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 11), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture for the Company’s $300.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Senior Notes”). The guarantors for the Credit Facility (the “Guarantor Subsidiaries”) are the same subsidiaries that guarantee the 2021 Senior Notes, the Company’s $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) and the Company’s $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”).
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
The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”), with maturity dates ranging from August 31, 2016 to June 1, 2017. The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $3.0 million to $5.0 million, for a combined letter of credit capacity of $12.0 million, of which $4.9 million was uncommitted at June 30, 2016 and could be withdrawn at any time. At June 30, 2016 and December 31, 2015, there was $1.7 million and $2.7 million of outstanding letters of credit in aggregate under the Company’s Letter of Credit Facilities, respectively, which were collateralized with $1.7 million and $2.7 million of the Company’s cash, respectively.

Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. In June 2016, M/I Financial amended and restated the MIF Mortgage Warehousing Agreement which, among other things, increased the maximum borrowing availability from $110 million to $125 million and extended the expiration date to June 23, 2017. The maximum borrowing availability is further increased to $150 million during certain periods of expected increases in the volume of mortgage originations, specifically from September 25, 2016 to October 15, 2016 and from December 15, 2016 to February 2, 2017. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 250 basis points and (2) 2.75%. The agreement also contains certain financial covenants. At June 30, 2016, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
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
At June 30, 2016, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $140.0 million, a decrease from $150.0 million from December 31, 2015 due to the seasonal increases that expired on February 1, 2016. At June 30, 2016 and December 31, 2015, M/I Financial had $92.7 million and $123.6 million outstanding on a combined basis under its credit facilities, respectively, and was in compliance with all financial covenants of those agreements for both periods.
Senior Notes
As of both June 30, 2016 and December 31, 2015, we had $300.0 million of our 2021 Senior Notes outstanding. The 2021 Senior Notes bear interest at a rate of 6.75% per year, payable semiannually in arrears on January 15 and July 15 of each year , and mature on January 15, 2021. The 2021 Senior Notes are general, unsecured senior obligations of the Company and the Guarantor Subsidiaries and rank equally in right of payment with all our existing and future unsecured senior indebtedness. The 2021 Senior Notes are effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness.
The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of June 30, 2016, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2021 Senior Notes are fully and unconditionally guaranteed jointly and severally on a senior unsecured basis by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 11), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2021 Senior Notes. As of June 30, 2016, the guarantors of the 2021 Senior Notes are the same subsidiaries that guarantee the Credit Facility, the 2017 Convertible Senior Subordinated Notes, and the 2018 Convertible Senior Subordinated Notes.
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
The indenture governing our 2021 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 31, 2015 or the sale of qualified equity interests, plus other items and subject to other exceptions. The restricted payments basket was $135.1 million and $128.5 million at June 30, 2016 and December 31, 2015, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares or Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
Convertible Senior Subordinated Notes
As of both June 30, 2016 and December 31, 2015, we had $86.3 million of our 2018 Convertible Senior Subordinated Notes outstanding. The 2018 Convertible Senior Subordinated Notes bear interest at a rate of 3.0% per year, payable semiannually in arrears on March 1 and September 1 of each year. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2018 Convertible Senior Subordinated Notes into the Company’s common shares. The conversion rate initially equals 30.9478 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2018 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed jointly and severally on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company’s Credit Facility, 2021 Senior Notes and 2017 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors, are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2018 Convertible Senior Subordinated Notes requires the Company to repurchase the notes (subject to certain exceptions), at a holder’s option, upon the occurrence of a fundamental change (as defined in the indenture).
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
As of both June 30, 2016 and December 31, 2015, we had $57.5 million of our 2017 Convertible Senior Subordinated Notes outstanding. The 2017 Convertible Senior Subordinated Notes bear interest at a rate of 3.25% per year, payable semiannually in arrears on March 15 and September 15 of each year. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Convertible Senior Subordinated Notes into the Company’s common shares. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share, which equates to approximately 2.4 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2017 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed jointly and severally on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company’s Credit Facility, 2021 Senior Notes and 2018 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors, are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2017 Convertible Senior Subordinated Notes provides that we may not redeem the notes prior to their stated maturity date, but also contains provisions requiring the Company to repurchase the 2017 Convertible Senior Subordinated Notes (subject to certain exceptions), at a holder’s option, upon the occurrence of a fundamental change (as defined in the indenture).
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $8.6 million and $8.4 million as of June 30, 2016 and December 31, 2015, respectively.  The balance consists primarily of a mortgage note payable with a $3.6 million principal balance outstanding at June 30, 2016 (and $3.9 million principal balance outstanding at December 31, 2015), which is secured by an office building, matures in 2017 and carries an interest rate of 8.1%. The remaining balance is made up of other notes payable incurred through the normal course of business.

NOTE 8. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
NUMERATOR
Net income	$15,916	$13,350	$25,105	$22,918
Preferred stock dividends	(1,219)	(1,219)	(2,438)	(2,438)
Net income to common shareholders	14,697	12,131	22,667	20,480
Interest on 3.25% convertible senior subordinated notes due 2017	390	373	774	745
Interest on 3.00% convertible senior subordinated notes due 2018	526	502	1,043	1,005
Diluted income available to common shareholders	$15,613	$13,006	$24,484	$22,230
DENOMINATOR
Basic weighted average shares outstanding	24,669	24,531	24,663	24,523
Effect of dilutive securities:
Stock option awards	185	243	177	233
Deferred compensation awards	138	164	130	161
3.25% convertible senior subordinated notes due 2017	2,416	2,416	2,416	2,416
3.00% convertible senior subordinated notes due 2018	2,669	2,669	2,669	2,669
Diluted weighted average shares outstanding - adjusted for assumed conversions	30,077	30,023	30,055	30,002
Earnings per common share:
Basic	$0.60	$0.49	$0.92	$0.84
Diluted	$0.52	$0.43	$0.81	$0.74
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	1,261	1,486	1,301	1,428
For the three and six months ended June 30, 2016 and 2015, the effect of convertible debt was included in the diluted earnings per share calculations.
NOTE 9. Income Taxes
During the three and six months ended June 30, 2016, the Company recorded a tax provision of $9.0 million and $14.6 million, respectively, which reflects income tax expense related to the period’s income before income taxes. The effective tax rate for the three and six months ended June 30, 2016 was 36.2% and 36.7%, respectively, which included expected tax benefits for the domestic production activities deduction and energy tax credits. During the three and six months ended June 30, 2015, the Company recorded a tax provision of $8.5 million and $14.7 million, respectively, which reflects income tax expense related to the period’s income before income taxes. The effective tax rate for both the three and six months ended June 30, 2015 was 39.0%.
At June 30, 2016, the Company had federal NOL carryforwards of approximately $7.5 million and federal credit carryforwards of $9.5 million. Our federal NOL carryforwards may be carried forward from one to 16 years to offset future taxable income with the federal carryforward benefits beginning to expire in 2028. The Company had $7.4 million of state NOL carryforwards at June 30, 2016. Our state NOLs may be carried forward from one to 16 years, depending on the tax jurisdiction, with $2.6 million expiring between 2022 and 2027 and $4.8 million expiring between 2028 and 2032, absent sufficient state taxable income.

NOTE 10. Business Segments
The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 15 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding reportable segments; and (3) our consolidated financial results.
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
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Chicago, Illinois	Orlando, Florida	Charlotte, North Carolina
Cincinnati, Ohio	Sarasota, Florida	Raleigh, North Carolina
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Indianapolis, Indiana	Austin, Texas
Minneapolis/St. Paul, Minnesota	Dallas/Fort Worth, Texas
Houston, Texas
San Antonio, Texas

On July 1, 2016, we entered the Sarasota, Florida market.
The following table shows, by segment: revenue, operating income and interest expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Revenue:
Midwest homebuilding	$152,918	$118,141	$271,088	$203,358
Southern homebuilding	148,965	105,399	271,659	203,954
Mid-Atlantic homebuilding	89,415	90,382	162,868	161,671
Financial services (a)	9,949	8,934	20,002	17,032
Total revenue	$401,247	$322,856	$725,617	$586,015

Operating income:
Midwest homebuilding	$17,987	$12,219	$28,315	$20,015
Southern homebuilding	7,199	7,970	13,629	16,561
Mid-Atlantic homebuilding	7,584	8,266	11,468	13,026
Financial services (a)	5,362	5,245	11,637	10,569
Less: Corporate selling, general and administrative expense	(8,956)	(8,079)	(16,200)	(14,594)
Total operating income	$29,176	$25,621	$48,849	$45,577

Interest expense:
Midwest homebuilding	$613	$563	$1,892	$1,887
Southern homebuilding	2,136	1,762	4,330	3,536
Mid-Atlantic homebuilding	1,049	1,030	2,457	2,063
Financial services (a)	510	395	894	726
Total interest expense	$4,308	$3,750	$9,573	$8,212

Equity in income of unconsolidated joint ventures	(82)	(14)	(389)	(212)

Income before income taxes	$24,950	$21,885	$39,665	$37,577

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at June 30, 2016 and December 31, 2015:

	June 30, 2016
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,619	$22,080	$4,116	$—	$29,815
Inventory (a)	375,861	444,635	320,014	—	1,140,510
Investments in unconsolidated joint ventures	6,843	21,317	—	—	28,160
Other assets (b)	13,972	30,643	11,127	198,927	254,669
Total assets	$400,295	$518,675	$335,257	$198,927	$1,453,154

	December 31, 2015
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,379	$16,128	$4,203	$—	$23,710
Inventory (a)	368,748	416,443	303,141	—	1,088,332
Investments in unconsolidated joint ventures	5,976	30,991	—	—	36,967
Other assets	10,018	23,704	7,253	225,570	266,545
Total assets	$388,121	$487,266	$314,597	$225,570	$1,415,554

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)
During the six months ended June 30, 2016, the Company purchased an airplane for $9.9 million. The asset is included in the table above in Corporate, Financial Services, and Unallocated Other Assets, and within Property and Equipment - Net in our Unaudited Condensed Consolidated Balance Sheets.

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
The following condensed consolidating financial information includes balance sheets, statements of income and cash flow information for M/I Homes, Inc. (the parent company and the issuer of the aforementioned guaranteed notes), the Guarantor Subsidiaries, collectively, and for all other subsidiaries and joint ventures of the Company (the “Unrestricted Subsidiaries”), collectively. Each Guarantor Subsidiary is a direct or indirect 100%-owned subsidiary of M/I Homes, Inc. and has fully and unconditionally guaranteed the (a) 2021 Senior Notes on a joint and several senior unsecured basis, (b) 2017 Convertible Senior Subordinated Notes on a joint and several senior subordinated unsecured basis and (c) 2018 Convertible Senior Subordinated Notes on a joint and several senior subordinated unsecured basis.
There are no significant restrictions on the parent company’s ability to obtain funds from its Guarantor Subsidiaries in the form of a dividend, loan, or other means.
As of June 30, 2016, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2021 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$391,297	$9,950	$—	$401,247
Costs and expenses:
Land and housing	—	319,708	—	—	319,708
General and administrative	—	22,085	4,745	—	26,830
Selling	—	25,533	—	—	25,533
Equity in income of unconsolidated joint ventures	—	—	(82)	—	(82)
Interest	—	3,798	510	—	4,308
Total costs and expenses	—	371,124	5,173	—	376,297

Income before income taxes	—	20,173	4,777	—	24,950

Provision for income taxes	—	7,442	1,592	—	9,034

Equity in subsidiaries	15,916	—	—	(15,916)	—

Net income	15,916	12,731	3,185	(15,916)	15,916

Preferred dividends	1,219	—	—	—	1,219

Net income to common shareholders	$14,697	$12,731	$3,185	$(15,916)	$14,697

	Three Months Ended June 30, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$313,921	$8,935	$—	$322,856
Costs and expenses:
Land and housing	—	252,595	—	—	252,595
General and administrative	—	17,868	3,837	—	21,705
Selling	—	22,935	—	—	22,935
Equity in income of unconsolidated joint ventures	—	—	(14)	—	(14)
Interest	—	3,355	395	—	3,750
Total costs and expenses	—	296,753	4,218	—	300,971

Income before income taxes	—	17,168	4,717	—	21,885

Provision for income taxes	—	6,767	1,768	—	8,535

Equity in subsidiaries	13,350	—	—	(13,350)	—

Net income	13,350	10,401	2,949	(13,350)	13,350

Preferred dividends	1,219	—	—	—	1,219

Net income to common shareholders	$12,131	$10,401	$2,949	$(13,350)	$12,131

	Six Months Ended June 30, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$705,614	$20,003	$—	$725,617
Costs and expenses:
Land and housing	—	579,880	—	—	579,880
General and administrative	—	40,387	8,702	—	49,089
Selling	—	47,799	—	—	47,799
Equity in income of unconsolidated joint ventures	—	—	(389)	—	(389)
Interest	—	8,679	894	—	9,573
Total costs and expenses	—	676,745	9,207	—	685,952

Income before income taxes	—	28,869	10,796	—	39,665

Provision for income taxes	—	10,886	3,674	—	14,560

Equity in subsidiaries	25,105	—	—	(25,105)	—

Net income	25,105	17,983	7,122	(25,105)	25,105

Preferred dividends	2,438	—	—	—	2,438

Net income to common shareholders	$22,667	$17,983	$7,122	$(25,105)	$22,667

	Six Months Ended June 30, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$568,983	$17,032	$—	$586,015
Costs and expenses:
Land and housing	—	458,778	—	—	458,778
General and administrative	—	34,254	6,785	—	41,039
Selling	—	40,621	—	—	40,621
Equity in income of unconsolidated joint ventures	—	—	(212)	—	(212)
Interest	—	7,486	726	—	8,212
Total costs and expenses	—	541,139	7,299	—	548,438

Income before income taxes	—	27,844	9,733	—	37,577

Provision for income taxes	—	11,159	3,500	—	14,659

Equity in subsidiaries	22,918	—	—	(22,918)	—

Net income	22,918	16,685	6,233	(22,918)	22,918

Preferred dividends	2,438	—	—	—	2,438

Net income to common shareholders	$20,480	$16,685	$6,233	$(22,918)	$20,480

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$14,743	$12,929	$—	$27,672
Restricted cash	—	2,328	—	—	2,328
Mortgage loans held for sale	—	—	100,379	—	100,379
Inventory	—	1,170,325	—	—	1,170,325
Property and equipment - net	—	21,550	604	—	22,154
Investment in unconsolidated joint ventures	—	10,384	17,776	—	28,160
Deferred income taxes, net of valuation allowances	—	46,949	74	—	47,023
Investment in subsidiaries	641,219	—	—	(641,219)	—
Intercompany assets	414,134	—	—	(414,134)	—
Other assets	2,159	41,150	11,804	—	55,113
TOTAL ASSETS	$1,057,512	$1,307,429	$143,566	$(1,055,353)	$1,453,154

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$105,342	$327	$—	$105,669
Customer deposits	—	27,415	—	—	27,415
Intercompany liabilities	—	397,979	16,155	(414,134)	—
Other liabilities	—	79,468	5,981	—	85,449
Community development district obligations	—	722	—	—	722
Obligation for consolidated inventory not owned	—	5,169	—	—	5,169
Notes payable bank - homebuilding operations	—	70,000	—	—	70,000
Notes payable bank - financial services operations	—	—	92,666	—	92,666
Notes payable - other	—	8,552	—	—	8,552
Convertible senior subordinated notes due 2017 - net	56,806	—	—	—	56,806
Convertible senior subordinated notes due 2018 - net	85,069	—	—	—	85,069
Senior notes due 2021 - net	295,125	—	—	—	295,125
TOTAL LIABILITIES	437,000	694,647	115,129	(414,134)	832,642

SHAREHOLDERS’ EQUITY	620,512	612,782	28,437	(641,219)	620,512

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,057,512	$1,307,429	$143,566	$(1,055,353)	$1,453,154

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$—	$18,156	$(7,951)	$10,205
Restricted cash	—	2,896	—	—	2,896
Mortgage loans held for sale	—	—	127,001	—	127,001
Inventory	—	1,112,042	—	—	1,112,042
Property and equipment - net	—	12,222	675	—	12,897
Investment in unconsolidated joint ventures	—	17,425	19,542	—	36,967
Deferred income taxes, net of valuation allowances	—	67,255	149	—	67,404
Investment in subsidiaries	621,052	—	—	(621,052)	—
Intercompany assets	408,847	—	—	(408,847)	—
Other assets	2,626	32,335	11,181	—	46,142
TOTAL ASSETS	$1,032,525	$1,244,175	$176,704	$(1,037,850)	$1,415,554

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$94,554	$275	$(7,951)	$86,878
Customer deposits	—	19,567	—	—	19,567
Intercompany liabilities	—	387,439	21,408	(408,847)	—
Other liabilities	—	88,550	5,120	—	93,670
Community development district obligations	—	1,018	—	—	1,018
Obligation for consolidated inventory not owned	—	6,007	—	—	6,007
Notes payable bank - homebuilding operations	—	43,800	—	—	43,800
Notes payable bank - financial services operations	—	—	123,648	—	123,648
Notes payable - other	—	8,441	—	—	8,441
Convertible senior subordinated notes due 2017 - net	56,518	—	—	—	56,518
Convertible senior subordinated notes due 2018 - net	84,714	—	—	—	84,714
Senior notes due 2021 - net	294,727	—	—	—	294,727
TOTAL LIABILITIES	435,959	649,376	150,451	(416,798)	818,988

SHAREHOLDERS’ EQUITY	596,566	594,799	26,253	(621,052)	596,566

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,032,525	$1,244,175	$176,704	$(1,037,850)	$1,415,554

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$4,938	$2,056	$38,416	$(4,938)	$40,472

INVESTING ACTIVITIES:
Restricted cash	—	1,035	—	—	1,035
Purchase of property and equipment	—	(10,996)	(33)	—	(11,029)
Intercompany investing	(2,573)	—	—	2,573	—
Investments in and advances to unconsolidated joint ventures	—	(3,525)	(2,257)	—	(5,782)
Net cash (used in) provided by investing activities	(2,573)	(13,486)	(2,290)	2,573	(15,776)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	192,200	—	—	192,200
Principal repayments of bank borrowings - homebuilding operations	—	(166,000)	—	—	(166,000)
Net proceeds from bank borrowings - financial services operations	—	—	(30,982)	—	(30,982)
Principal proceeds from notes payable - other and CDD bond obligations	—	111	—	—	111
Proceeds from exercise of stock options	73	—	—	—	73
Intercompany financing	—	15	(5,393)	5,378	—
Dividends paid	(2,438)	—	(4,938)	4,938	(2,438)
Debt issue costs	—	(153)	(40)	—	(193)
Net cash (used in) provided by financing activities	(2,365)	26,173	(41,353)	10,316	(7,229)

Net increase (decrease) in cash and cash equivalents	—	14,743	(5,227)	7,951	17,467
Cash and cash equivalents balance at beginning of period	—	—	18,156	(7,951)	10,205
Cash and cash equivalents balance at end of period	$—	$14,743	$12,929	$—	$27,672

	Six Months Ended June 30, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$2,000	$(65,777)	$19,567	$(2,000)	$(46,210)

INVESTING ACTIVITIES:
Restricted cash	—	1,583	—	—	1,583
Purchase of property and equipment	—	(1,337)	(64)	—	(1,401)
Intercompany Investing	98	—	—	(98)	—
Investments in and advances to unconsolidated joint ventures	—	(2,555)	(1,655)	—	(4,210)
Net cash provided by (used in) investing activities	98	(2,309)	(1,719)	(98)	(4,028)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	220,700	—	—	220,700
Principal repayments of bank borrowings - homebuilding operations	—	(145,100)	—	—	(145,100)
Net repayments of bank borrowings - financial services operations	—	—	(15,698)	—	(15,698)
Principal repayments of notes payable - other and CDD bond obligations	—	(1,288)	—	—	(1,288)
Proceeds from exercise of stock options	340	—	—	—	340
Intercompany financing	—	(888)	790	98	—
Dividends paid	(2,438)	—	(2,000)	2,000	(2,438)
Debt issue costs	—	—	(40)	—	(40)
Net cash (used in) provided by financing activities	(2,098)	73,424	(16,948)	2,098	56,476

Net increase in cash and cash equivalents	—	5,338	900	—	6,238
Cash and cash equivalents balance at beginning of period	—	3,872	11,663	—	15,535
Cash and cash equivalents balance at end of period	$—	$9,210	$12,563	$—	$21,773

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having delivered over 96,000 homes since we commenced homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)) and, following our acquisition of a privately-held homebuilder in the Minneapolis/St. Paul market in December 2015, we also currently operate under the name Hans Hagen Homes in that market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.
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
FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), as the same may be updated from time to time in our subsequent filings with the SEC, for more information regarding those risk factors.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended June 30, 2016 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Form 10-K.

RESULTS OF OPERATIONS
The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 15 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding reportable segments; and (3) our consolidated financial results.
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
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Chicago, Illinois	Orlando, Florida	Charlotte, North Carolina
Cincinnati, Ohio	Sarasota, Florida	Raleigh, North Carolina
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Indianapolis, Indiana	Austin, Texas
Minneapolis/St. Paul, Minnesota	Dallas/Fort Worth, Texas
Houston, Texas
San Antonio, Texas
On July 1, 2016, we entered the Sarasota, Florida market.

Overview
During both the second quarter and first half of 2016, we experienced generally favorable demand for new homes in most of our markets as a result of increases in employment, low interest rates, improved consumer confidence, improved mortgage availability and a limited supply of new homes. While industry-wide new home sales continue at a pace below historical averages, the generally favorable demand for new homes and the continued execution of our strategic business initiatives enabled us to achieve the following results, in comparison to the second quarter and first half of 2015:

•	New contracts increased 23% and 21%, respectively

•	Homes delivered increased 13% to 1,042 homes and 17% to 1,918 homes, respectively

•	Average price of homes delivered increased 6% to $362,000 during the second quarter of 2016 and 8% to $358,000 for the first half of 2016

•	Number of homes in backlog at June 30, 2016 increased 27%, and our total sales value in backlog increased 28% to $842.4 million

•	Revenue increased 24% for both the second quarter and first half of 2016

•	Selling, general and administrative expense as a percentage of revenue improved 70 basis points to 13.1% and 50 basis points to 13.4%, respectively

Income before income taxes for the second quarter of 2016 increased 14% from $21.9 million in the second quarter of 2015 to $25.0 million in the second quarter of 2016. 2016's second quarter income before income taxes was favorably impacted by a $1.1 million increase in land sale profit in 2016's second quarter ($1.3 million) compared to the second quarter of 2015 ($0.2 million) but was unfavorably impacted by a $2.8 million charge for stucco-related repair costs in certain of our Florida communities. Excluding land sale profits in both periods, which can vary significantly from quarter to quarter based on the timing of certain land transactions, and the stucco-related charges for the three months ended June 30, 2016, income before income taxes increased from $21.7 million in the second quarter of 2015 to $26.4 million in the second quarter of 2016 - a 22% increase. For the six months ended June 30, 2016, income before income taxes increased 6% from $37.6 million for the six months ended June 30, 2015 to $39.7 million for the six months ended June 30, 2016. 2016's first half income before income taxes was unfavorably impacted by a $3.5 million reduction in land sale profit in 2016's first half ($2.0 million) compared to the first half of 2015

($5.5 million) and a $4.9 million charge in 2016 for stucco-related repair costs in certain of our Florida communities. Excluding land sale profits in both periods and the stucco-related charges for the six months ended June 30, 2016, income before income taxes increased from $32.1 million in 2015's first half to $42.5 million in 2016's first half - a 32% increase. The calculation of adjusted income before income taxes, which we believe provides a clearer measure of the performance of our business, is described and reconciled to the most directly comparable GAAP measure, income before income taxes, below under “Non-GAAP Financial Measures.”
We believe that our results in both the second quarter and first half of 2016 were positively impacted by: the generally favorable demand for new homes discussed above; our strategic growth and investment in new communities; continued improvement in our mix of communities and better locations within each of our markets; our continued focus on controlling overall costs; and the strong performance of our financial services operations.
Summary of Company Financial Results
In the second quarter of 2016, we achieved net income to common shareholders of $14.7 million, or $0.52 per diluted share. This compares to net income to common shareholders of $12.1 million, or $0.43 per diluted share, in 2015's second quarter. Net income in each period included $1.2 million in dividend payments made to holders of our Series A Preferred Shares. In the first half of 2016, we achieved net income to common shareholders of $22.7 million, or $0.81 per diluted share. This compares to net income to common shareholders of $20.5 million, or $0.74 per diluted share, in first half of 2015. Net income in each period included $2.4 million in dividend payments made to holders of our Series A Preferred Shares.
During the quarter ended June 30, 2016, we recorded total revenue of $401.2 million, of which $377.2 million was from homes delivered, $14.1 million was from land sales and $9.9 million was from our financial services operations. Revenue from homes delivered increased 21% in 2016's second quarter compared to the same period in 2015 driven primarily by a 13% increase in the number of homes delivered (123 units) and a 6% increase in the average sales price of homes delivered ($22,000 per home delivered). Revenue from land sales increased $12.3 million from 2015's second quarter primarily due to strategic land sales in our Southern region compared to prior year (as our homebuilding operations generate revenue from the sale of land in the normal course of operations from time to time). During the first half of 2016, we recorded record high total revenue of $725.6 million, of which $686.5 million was from homes delivered, $19.1 million was from land sales and $20.0 million was from our financial services operations. Revenue from homes delivered increased 26% in the first half of 2016 compared to the same period in 2015 driven primarily by a 17% increase in the number of homes delivered (282 units) and an 8% increase in the average sales price of homes delivered ($25,000 per home delivered). Revenue from land sales decreased $4.7 million during 2016's first half primarily due to more land sales in our Mid-Atlantic region in the prior year than in the current year’s first half. Revenue in our financial services segment increased 11% to $9.9 million and 17% to $20.0 million in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 as a result of increases in the number of loan originations, increases in the average loan amount, and more favorable market conditions resulting in higher margins on our loans sold in both periods than we experienced in prior year.
Total gross margin increased $11.3 million in the second quarter of 2016 compared to the second quarter of 2015 as a result of a $10.3 million improvement in the gross margin of our homebuilding operations and a $1.0 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on land sales improved $1.1 million as a result of increased land sales in the second quarter of 2016 compared to the second quarter of 2015. Our gross margin on homes delivered (housing gross margin) improved $9.2 million, due to the 6% increase in the average sales price of homes delivered and the 13% increase in the number of homes delivered, partially offset by a $2.8 million charge for stucco-related repair costs in certain of our Florida communities during the second quarter of 2016. Our housing gross margin percentage declined 100 basis points from 19.6% in prior year’s second quarter to 18.6% in 2016's second quarter. Exclusive of the stucco-related charge, our housing gross margin percentage declined 20 basis points to 19.4% in the second quarter of 2016, largely as a result of product mix and the mix of communities delivering homes, as well as higher construction and lot costs in the second quarter of 2016 compared to 2015's second quarter. Total gross margin increased $18.5 million for the six months ended June 30, 2016 compared to the first half of 2015 as a result of a $15.5 million improvement in the gross margin of our homebuilding operations and a $3.0 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on land sales declined $3.5 million as a result of fewer land sales in the first half of 2016 compared to the same period in 2015. Our gross margin on homes delivered improved $19.0 million, due to the 8% increase in the average sales price of homes delivered and the 17% increase in the number of homes delivered, partially offset by a $4.9 million charge for stucco-related repair costs in certain of our Florida communities during 2016's first half. Our housing gross margin percentage declined 120 basis points from 19.2% in the prior year’s first half to 18.0% in 2016's first half. Exclusive of the stucco-related charge, our housing gross margin percentage declined 40 basis points to 18.7% in the first half of 2016, largely as a result of the mix of communities delivering homes, as well as higher construction and lot costs in 2016's first half compared to 2015's first half. The calculation of adjusted housing gross margin, which we believe provides a clearer measure of the performance of our business, is described and reconciled to the most directly comparable GAAP measure, housing gross margin, below under “Non-GAAP Financial Measures.”
We believe the increased sales volume and higher sales prices on homes delivered during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 were driven primarily by better pricing leverage in select locations and submarkets and shifts in both product and community mix. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. As a result, our housing gross margin may fluctuate up or down from quarter to quarter depending on the mix of communities delivering homes. The pricing improvements were offset by higher average lot and construction costs related to homebuilding industry conditions and normal supply and demand dynamics which led to the decline in our housing gross margin percentage for both the second quarter and first half of 2016 as described above. During the three and six months ended June 30, 2016 and 2015, we were able to pass a portion of the higher construction and lot costs to our homebuyers in the form of higher sales prices. However, we cannot provide any assurance that we will be able to continue to raise prices.
For the three months ended June 30, 2016, selling, general and administrative expense increased $7.7 million, which partially offset the increase in our gross margin discussed above, but declined as a percentage of revenue from 13.8% in the second quarter of 2015 to 13.1% in the second quarter of 2016. Selling expense increased $2.6 million from 2015's second quarter and improved as a percentage of revenue to 6.4% in 2016's second quarter compared to 7.1% for the same period in 2015. Variable selling expense for sales commissions contributed $2.1 million to the increase due to the higher average sales price of homes delivered and higher number of homes delivered. The increase in selling expense was also attributable to a $0.5 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased community count. General and administrative expense increased $5.1 million compared to the second quarter of 2015 and remained flat as a percentage of revenue at 6.7% for both the second quarter of 2015 and 2016. This dollar increase was primarily due to a $2.6 million increase in compensation expense due to an increase in employee count as well as higher incentive compensation due to improved operating results, a $0.5 million increase in land related expenses, a $0.5 million increase related to start-up costs associated with our new Minneapolis/St. Paul division, a $0.4 million increase in plane-related costs, a $0.3 million increase in costs associated with our investment in new information systems, and a $0.8 million increase in other miscellaneous expenses. For the six months ended June 30, 2016, selling, general and administrative expense increased $15.2 million, which partially offset the increase in our gross margin discussed above, but declined as a percentage of revenue from 13.9% in 2015's first half to 13.4% in the first half of 2016. Selling expense increased $7.2 million from the first half of 2015 and improved as a percentage of revenue to 6.6% in 2016's first six months compared to 6.9% for the same period in 2015. Variable selling expense for sales commissions contributed $5.6 million to the increase due to the higher average sales price of homes delivered and higher number of homes delivered. The increase in selling expense was also attributable to a $1.6 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased community count. General and administrative expense increased $8.0 million compared to the first six months of 2015 but improved as a percentage of revenue from 7.0% in the first half of 2015 to 6.8% in 2016's first six months. This dollar increase was primarily due to a $3.7 million increase in compensation expense due to an increase in employee count as well as higher incentive compensation due to improved operating results, a $1.5 million increase in land related expenses primarily due to our increased community count, a $0.9 million increase in plane-related costs, a $0.5 million increase in costs associated with our investment in new information systems, a $0.4 million increase related to start-up costs associated with our new Minneapolis/St. Paul division, and a $1.0 million increase in other miscellaneous expenses.
Outlook
We believe that U.S. housing markets will continue to experience modest improvement in demand during the remainder of 2016, as a result of continued positive trends in unemployment, modest wage growth and low interest rates combined with tight inventory levels. We remain focused on increasing our profitability by generating additional revenue and improving overhead operating leverage, continuing to expand our market share, and investing in attractive land and/or new market opportunities.
We expect to continue to emphasize the following strategic business objectives throughout the remainder of 2016:

•	profitably growing our presence in our existing markets, including opening new communities;

•	reviewing new markets for investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.
Consistent with these objectives, we took a number of steps during the first six months of 2016 for continued improvement in 2016 and beyond, including investing $97.4 million in land acquisitions and $73.5 million in land development to help grow our presence in our existing markets. We currently estimate that we will spend approximately $425 million to $475 million on land purchases and land development in 2016. However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home sales and deliveries and we will adjust our land spending accordingly. We opened 23 communities and closed 24 communities in the first half of 2016, ending 2016's first half with a total of 174 communities compared to 155 communities at June 30, 2015.
Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics will continue in the future.
The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Revenue:
Midwest homebuilding	$152,918	$118,141	$271,088	$203,358
Southern homebuilding	148,965	105,399	271,659	203,954
Mid-Atlantic homebuilding	89,415	90,382	162,868	161,671
Financial services (a)	9,949	8,934	20,002	17,032
Total revenue	$401,247	$322,856	$725,617	$586,015

Gross margin:
Midwest homebuilding	$31,412	$22,975	$52,667	$39,558
Southern homebuilding	23,351	21,104	43,964	40,691
Mid-Atlantic homebuilding	16,827	17,248	29,104	29,956
Financial services (a)	9,949	8,934	20,002	17,032
Total gross margin	$81,539	$70,261	$145,737	$127,237

Selling, general and administrative expense:
Midwest homebuilding	$13,425	$10,756	$24,352	$19,543
Southern homebuilding	16,152	13,134	30,335	24,130
Mid-Atlantic homebuilding	9,243	8,982	17,636	16,930
Financial services (a)	4,587	3,689	8,365	6,463
Corporate	8,956	8,079	16,200	14,594
Total selling, general and administrative expense	$52,363	$44,640	$96,888	$81,660

Operating income (loss):
Midwest homebuilding	$17,987	$12,219	$28,315	$20,015
Southern homebuilding	7,199	7,970	13,629	16,561
Mid-Atlantic homebuilding	7,584	8,266	11,468	13,026
Financial services (a)	5,362	5,245	11,637	10,569
Corporate	(8,956)	(8,079)	(16,200)	(14,594)
Total operating income	$29,176	$25,621	$48,849	$45,577

Interest expense:
Midwest homebuilding	$613	$563	$1,892	$1,887
Southern homebuilding	2,136	1,762	4,330	3,536
Mid-Atlantic homebuilding	1,049	1,030	2,457	2,063
Financial services (a)	510	395	894	726
Total interest expense	$4,308	$3,750	$9,573	$8,212

Equity in income of unconsolidated joint ventures	(82)	(14)	(389)	(212)

Income before income taxes	$24,950	$21,885	$39,665	$37,577

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at June 30, 2016 and December 31, 2015:

	At June 30, 2016
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,619	$22,080	$4,116	$—	$29,815
Inventory (a)	375,861	444,635	320,014	—	1,140,510
Investments in unconsolidated joint ventures	6,843	21,317	—	—	28,160
Other assets (b)	13,972	30,643	11,127	198,927	254,669
Total assets	$400,295	$518,675	$335,257	$198,927	$1,453,154

	At December 31, 2015
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,379	$16,128	$4,203	$—	$23,710
Inventory (a)	368,748	416,443	303,141	—	1,088,332
Investments in unconsolidated joint ventures	5,976	30,991	—	—	36,967
Other assets	10,018	23,704	7,253	225,570	266,545
Total assets	$388,121	$487,266	$314,597	$225,570	$1,415,554

(a)
Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)
During the six months ended June 30, 2016, the Company purchased an airplane for $9.9 million. The asset is included in the table above in Corporate, Financial Services, and Unallocated Other Assets, and within Property and Equipment - Net in our Unaudited Condensed Consolidated Balance Sheets.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Midwest Region
Homes delivered	398	351	720	599
New contracts, net	507	397	1,002	817
Backlog at end of period	954	723	954	723
Average sales price of homes delivered	$383	$336	$375	$336
Average sales price of homes in backlog	$382	$371	$382	$371
Aggregate sales value of homes in backlog	$364,303	$268,056	$364,303	$268,056
Revenue homes	$152,578	$117,785	$269,823	$201,334
Revenue third party land sales	$340	$356	$1,265	$2,024
Operating income homes (a)	$17,910	$12,132	$28,002	$19,491
Operating income land	$77	$87	$313	$524
Number of average active communities	69	63	70	63
Number of active communities, end of period	65	62	65	62
Southern Region
Homes delivered	398	312	748	587
New contracts, net	515	407	1,007	821
Backlog at end of period	819	684	819	684
Average sales price of homes delivered	$345	$334	$343	$323
Average sales price of homes in backlog	$352	$368	$352	$368
Aggregate sales value of homes in backlog	$288,384	$251,450	$288,384	$251,450
Revenue homes	$137,173	$104,239	$256,867	$189,820
Revenue third party land sales	$11,792	$1,160	$14,792	$14,134
Operating income homes (a)	$6,058	$7,918	$12,108	$13,456
Operating income land	$1,141	$52	$1,521	$3,105
Number of average active communities	69	57	68	55
Number of active communities, end of period	70	60	70	60
Mid-Atlantic Region
Homes delivered	246	256	450	450
New contracts, net	332	296	659	570
Backlog at end of period	508	387	508	387
Average sales price of homes delivered	$356	$352	$355	$342
Average sales price of homes in backlog	$374	$355	$374	$355
Aggregate sales value of homes in backlog	$189,755	$137,428	$189,755	$137,428
Revenue homes	$87,475	$90,088	$159,783	$153,958
Revenue third party land sales	$1,940	$294	$3,085	$7,713
Operating income homes (a)	$7,499	$8,187	$11,270	$11,196
Operating income land	$85	$79	$198	$1,830
Number of average active communities	40	34	39	35
Number of active communities, end of period	39	33	39	33
Total Homebuilding Regions
Homes delivered	1,042	919	1,918	1,636
New contracts, net	1,354	1,100	2,668	2,208
Backlog at end of period	2,281	1,794	2,281	1,794
Average sales price of homes delivered	$362	$340	$358	$333
Average sales price of homes in backlog	$369	$366	$369	$366
Aggregate sales value of homes in backlog	$842,442	$656,935	$842,442	$656,935
Revenue homes	$377,226	$312,112	$686,473	$545,112
Revenue third party land sales	$14,072	$1,810	$19,142	$23,871
Operating income homes	$31,467	$28,237	$51,380	$44,143
Operating income land	$1,303	$218	$2,032	$5,459
Number of average active communities	178	154	177	153
Number of active communities, end of period	174	155	174	155

(a)	Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Financial Services
Number of loans originated	761	666	1,365	1,234
Value of loans originated	$227,561	$182,400	$404,599	$333,685

Revenue	$9,949	$8,934	$20,002	$17,032
Less: Selling, general and administrative expense	4,587	3,689	8,365	6,463
Interest expense	510	395	894	726
Income before income taxes	$4,852	$4,850	$10,743	$9,843

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Midwest	12.0%	15.5%	11.4%	15.2%
Southern (a)	17.2%	15.4%	15.7%	14.0%
Mid-Atlantic	11.5%	10.0%	9.0%	11.1%

Total cancellation rate	13.9%	14.1%	12.5%	13.8%

(a)
Cancellation rates in our Southern region increased primarily due to less demand in our Houston division as a result of volatility in the energy sector during both the three and six months ended June 30, 2016 and 2015.

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
Non-GAAP Financial Measures
This report contains information about our adjusted housing gross margin and adjusted income before income taxes, each of which constitutes a non-GAAP financial measure. Because adjusted housing gross margin and adjusted income before income taxes are not calculated in accordance with GAAP, these financial measures may not be completely comparable to similarly-titled measures used by other companies in the homebuilding industry and, therefore, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement their respective most directly comparable GAAP financial measures in order to provide a greater understanding of the factors and trends affecting our operations.

The following table reconciles our housing gross margin and income before income taxes calculated in accordance with GAAP to the non-GAAP financial measures of our adjusted housing gross margin and adjusted income before income taxes, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Housing revenue	$377,226	$312,112	$686,473	$545,112
Housing cost of sales	306,939	251,003	562,769	440,366

Housing gross margin	70,287	61,109	123,704	104,746
Add: Stucco-related charges (a)	2,754	—	4,909	—

Adjusted housing gross margin	$73,041	$61,109	$128,613	$104,746

Housing gross margin percentage	18.6%	19.6%	18.0%	19.2%
Adjusted housing gross margin percentage	19.4%	19.6%	18.7%	19.2%

Income before income taxes	$24,950	$21,885	$39,665	$37,577
Add: Stucco-related charges (a)	2,754	—	4,909	—
Subtract: Land sale gross profit (b)	(1,303)	(218)	(2,032)	(5,459)

Adjusted income before income taxes	$26,401	$21,667	$42,542	$32,118

(a)	Represents warranty charges for stucco-related repair costs in certain of our Florida communities.

(b)	Represents our profit margin made on third-party land sales which can vary significantly from quarter to quarter based on the timing of certain land transactions.
We believe adjusted housing gross margin and adjusted income before income taxes are both relevant and useful financial measures to investors in evaluating our operating performance as they measure the gross profit and income before income taxes we generated specifically on our operations during a given period. These non-GAAP financial measures isolate the impact that the stucco-related charges have on housing gross margins and that the stucco-related charges and gross profits on third-party land sales have on income before income taxes, and allow investors to make comparisons with our competitors that adjust housing gross margins and income before income taxes in a similar manner. We also believe investors will find adjusted housing gross margin and adjusted income before income taxes relevant and useful because they represent a profitability measure that may be compared to a prior period without regard to variability of stucco-related charges and fluctuations in third-party land sales which vary in timing. These financial measures assist us in making strategic decisions regarding community location and product mix, product pricing and construction pace.
Year Over Year Comparison
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Midwest Region. During the three months ended June 30, 2016, homebuilding revenue in our Midwest region increased $34.8 million, from $118.1 million in the second quarter of 2015 to $152.9 million in the second quarter of 2016. This 29% increase in homebuilding revenue was the result of a 13% increase in the number of homes delivered (47 units) and a 14% increase in the average sales price of homes delivered ($47,000 per home delivered). Operating income in our Midwest region increased $5.8 million, from $12.2 million during the second quarter of 2015 to $18.0 million during the three months ended June 30, 2016. The increase in operating income was primarily the result of an $8.4 million increase in our gross margin, offset, in part, by a $2.6 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $8.4 million, due to the 13% increase in homes delivered noted above as well as an improvement in housing gross margin percentage. Our housing gross margin percentage improved 110 basis points to 20.5% in the second quarter of 2016 compared to 19.4% in the prior year’s second quarter, but was unfavorably impacted by a $0.4 million charge for purchase accounting adjustments from our recent Minneapolis/St. Paul acquisition for the second quarter of 2016. Exclusive of this charge, our housing gross margin percentage improved 140 basis points to 20.8% in 2016's second quarter compared to 19.4% in 2015's second quarter. Our gross margin on land sales was flat for the second quarter of 2016 compared to the same period in 2015 and had no impact on our overall homebuilding gross margin.
Selling, general and administrative expense increased $2.6 million, from $10.8 million for the quarter ended June 30, 2015 to $13.4 million for the quarter ended June 30, 2016, but declined as a percentage of revenue to 8.8% compared to 9.1% for the same period in 2015. The increase in selling, general and administrative expense was attributable, in part, to a $1.2 million increase in selling expense due to (1) a $1.0 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered, $0.2 million of which was associated with our new Minneapolis/St. Paul division, and (2) a $0.2 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models in our new Minneapolis/St. Paul division. The increase in selling, general and administrative expense was also attributable to a $1.5 million increase in general and administrative expense, which was primarily related to an increase in compensation expense, $0.3 million of which related to our new Minneapolis/St. Paul division.
During the three months ended June 30, 2016, we experienced a 28% increase in new contracts in our Midwest region, from 397 in the second quarter of 2015 to 507 in the second quarter of 2016, and a 32% increase in backlog from 723 homes at June 30, 2015 to 954 homes at June 30, 2016. The increases in new contracts and backlog were partially due to the addition of 91 homes in backlog from our recent acquisition in Minneapolis/St. Paul, Minnesota together with improving sub-market conditions within the region. Average sales price in backlog increased to $382,000 at June 30, 2016 compared to $371,000 at June 30, 2015 which was due to higher-end product offerings. During the three months ended June 30, 2016, we opened three new communities in our Midwest region compared to one during 2015's second quarter. Our monthly absorption rate in our Midwest region increased to 2.5 per community in the second quarter of 2016 from 2.1 per community in the second quarter of 2015.
Southern Region. During the three months ended June 30, 2016, homebuilding revenue in our Southern region increased $43.6 million, from $105.4 million in the second quarter of 2015 to $149.0 million in the second quarter of 2016. This 41% increase in homebuilding revenue was the result of a 28% increase in the number of homes delivered (86 units) and a 3% increase in the average sales price of homes delivered ($11,000 per home delivered) in addition to a $10.6 million increase in land sale revenue. Operating income in our Southern region decreased $0.8 million from $8.0 million in the second quarter of 2015 to $7.2 million during the quarter ended June 30, 2016. This decrease in operating income was the result of a $3.1 million increase in selling, general, and administrative expense offset, in part, by a $2.2 million improvement in our gross margin. With respect to our homebuilding gross margin, our gross margin on land sales improved $1.1 million as a result of an increase in strategic land sales in the second quarter of 2016 compared to the same period in 2015. Our gross margin on homes delivered improved $1.2 million, due to the 28% increase in the number of homes delivered noted above, partially offset by a $2.8 million charge for stucco-related repair costs in certain of our Florida communities during the second quarter of 2016. Our housing gross margin percentage declined 400 basis points from 20.2% in prior year’s second quarter to 16.2% in the second quarter of 2016. Exclusive of the stucco-related charge, however, our housing gross margin percentage was 18.2% in 2016's second quarter. This 200 basis point decline in housing gross margin percentage was largely due to the mix of communities delivering homes and higher construction and lot costs.
Selling, general and administrative expense increased $3.1 million from $13.1 million in the second quarter of 2015 to $16.2 million in the second quarter of 2016 but declined as a percentage of revenue to 10.8% compared to 12.5% for the second quarter of 2015. The increase in selling, general and administrative expense was attributable, in part, to a $1.6 million increase in selling expense due to (1) a $1.4 million increase in variable selling expenses resulting from increases in sales commissions from the higher average sales price of homes delivered and higher number of homes delivered, and (2) a $0.2 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $1.4 million increase in general and administrative expense, which was primarily related to a increases in compensation and land related expenses.
During the three months ended June 30, 2016, we experienced a 27% increase in new contracts in our Southern region, from 407 in the second quarter of 2015 to 515 for the second quarter of 2016, and a 20% increase in backlog from 684 homes at June 30, 2015 to 819 homes at June 30, 2016. The increases in new contracts and backlog were primarily due to improved demand in our Florida markets as well as continued growth in our Texas operations. Average sales price in backlog decreased, however, to $352,000 at June 30, 2016 from $368,000 at June 30, 2015 due to a change in product type and market mix. During the three months ended June 30, 2016, we opened seven communities in our Southern region compared to nine during 2015's second quarter. Our monthly absorption rate in our Southern region increased to 2.5 per community in the second quarter of 2016 from 2.4 per community in the second quarter of 2015.
Mid-Atlantic Region. During the three month period ended June 30, 2016, homebuilding revenue in our Mid-Atlantic region decreased $1.0 million from $90.4 million in the second quarter of 2015 to $89.4 million in the second quarter of 2016. This 1% decrease in homebuilding revenue was the result of a 4% decrease in the number of homes delivered (10 units), offset, in part, by a 1% increase in the average sales price of homes delivered ($4,000 per home delivered) and a $1.6 million increase in land sale revenue compared to prior year. Operating income in our Mid-Atlantic region decreased $0.7 million, from $8.3 million in the second quarter of 2015 to $7.6 million during the quarter ended June 30, 2016. This decline in operating income was primarily the result of a $0.4 million decrease in our gross margin in addition to a $0.2 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered declined $0.4 million, due to the 4% decrease in the number of homes delivered noted above, offset, in part, by an improvement in housing gross margin percentage. Our housing gross margin percentage improved slightly by 10 basis points from 19.1% in last year’s second quarter to 19.2% in the second quarter of 2016. Our gross margin on land sales was flat for the second quarter of 2016 compared to the same period in 2015 and had minimal impact on our overall homebuilding gross margin percentage.

Selling, general and administrative expense increased $0.2 million from $9.0 million in the second quarter of 2015 to $9.2 million in the second quarter of 2016 and increased as a percentage of revenue to 10.3% compared to 9.9% for the second quarter of 2015. The increase in selling, general and administrative expense was primarily due to an increase in general and administrative expense, which was primarily related to a increases in compensation and land related expenses, partially offset by a decrease in variable selling expenses resulting from the decline in the number of homes delivered during the period.
During the three months ended June 30, 2016, we experienced a 12% increase in new contracts in our Mid-Atlantic region, from 296 in the second quarter of 2015 to 332 in the second quarter of 2016, and a 31% increase in the number of homes in backlog from 387 homes at June 30, 2015 to 508 homes at June 30, 2016. Average sales price of homes in backlog increased from $355,000 at June 30, 2015 to $374,000 at June 30, 2016. We did not open any new communities in our Mid-Atlantic region during the second quarter of 2016 compared to opening four during the second quarter of 2015. Our monthly absorption rate in our Mid-Atlantic region declined to 2.8 per community in the second quarter of 2016 from 2.9 per community in the second quarter of 2015.
Financial Services. Revenue from our mortgage and title operations increased $1.0 million (11%) from $8.9 million in the second quarter of 2015 to $9.9 million in the second quarter of 2016 as a result of a 14% increase in the number of loan originations, from 666 in the second quarter of 2015 to 761 in the second quarter of 2016, and a 9% increase in the average loan amount, from $274,000 in the quarter ended June 30, 2015 to $299,000 in the quarter ended June 30, 2016, partially offset by the lower margins on our loans sold than we experienced in 2015's second quarter due to less favorable market conditions.
We ended our second quarter of 2016 with a $0.1 million increase in operating income compared to 2015's second quarter, which was primarily due to the increase in our revenue discussed above, offset, in part, by a $0.9 million increase in selling, general and administrative expense compared to the second quarter of 2015, which was attributable primarily to an increase in compensation expense.
At June 30, 2016, M/I Financial provided financing services in all of our markets. Approximately 83% of our homes delivered during the second quarter of 2016 were financed through M/I Financial, compared to 79% in the same period in 2015. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $0.9 million, from $8.1 million for the second quarter of 2015 to $9.0 million for the second quarter of 2016. The increase was primarily due to increases in compensation expense as well as costs associated with the purchase of an airplane during the first quarter of 2016 and depreciation expense from our investment in new information systems.
Interest Expense - Net. Interest expense for the Company increased $0.5 million, from $3.8 million in the three months ended June 30, 2015 to $4.3 million in the three months ended June 30, 2016. This increase was primarily the result of an increase in our weighted average borrowings from $534.2 million in 2015's second quarter to $616.2 million in 2016's second quarter. The increase in our weighted average borrowings primarily related to an increase in borrowings under the Credit Facility during the quarter compared to 2015's second quarter, combined with an increase in the principal amount of senior notes outstanding at June 30, 2016 ($300.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Senior Notes”) outstanding at June 30, 2016 compared to $230.0 million aggregate principal amount of 8.625% Senior Notes due 2018 (“2018 Senior Notes”) outstanding at June 30, 2015). Partially offsetting this increase was a decline in our weighted average borrowing rate from 6.26% in the second quarter of 2015 to 5.68% for second quarter of 2016 which was primarily due to the lower interest rate payable on the 2021 Senior Notes compared with the interest rate payable on the 2018 Senior Notes that were outstanding during the second quarter of 2015.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures represent our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During both the three months ended June 30, 2016 and 2015, the Company earned less than $0.1 million in equity in income from unconsolidated joint ventures.
Income Taxes. Our overall effective tax rate was 36.2% for the three months ended June 30, 2016 and 39.0% for the same period in 2015. The lower effective rate for the three months ended June 30, 2016 was primarily attributable to the impact of annual tax benefits expected for the domestic production activities deduction and energy tax credits that were realized during the second quarter of 2016.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Midwest Region. During the first half of 2016, homebuilding revenue in our Midwest region increased $67.7 million, from $203.4 million in the first six months of 2015 to $271.1 million in the first six months of 2016. This 33% increase in homebuilding revenue was the result of a 20% increase in the number of homes delivered (121 units) and a 12% increase in the average sales price of homes delivered ($39,000 per home delivered), offset partially by a $0.8 million decrease in land sale revenue. Operating income in our Midwest region increased $8.3 million, from $20.0 million during the first half of 2015 to $28.3 million during the six months ended June 30, 2016. The increase in operating income was primarily the result of a $13.1 million increase in our gross margin, offset, in part, by a $4.9 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on land sales declined $0.2 million as a result of fewer strategic land sales in the first half of 2016 compared to the same period in 2015. Our gross margin on homes delivered improved $13.3 million, due to the 20% increase in the number of homes delivered and the 12% increase in the average sales price of homes delivered noted above. Our housing gross margin percentage remained flat at 19.4% in both 2016’s and 2015’s first half, but was unfavorably impacted in the first half of 2016 by a $1.1 million charge for purchase accounting adjustments from our recent Minneapolis/St. Paul acquisition. Exclusive of this charge, our housing gross margin percentage improved 40 basis points to 19.8% in the first half of 2016 compared to 19.4% in last year’s first half.

Selling, general and administrative expense increased $4.9 million, from $19.5 million for the six months ended June 30, 2015 to $24.4 million for the six months ended June 30, 2016, but declined as a percentage of revenue to 9.0% compared to 9.6% for the same period in 2015. The increase in selling, general and administrative expense was attributable, in part, to a $2.8 million increase in selling expense due to (1) a $1.9 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered, $0.4 million of which was associated with our new Minneapolis/St. Paul division, and (2) a $0.9 million increase in non-variable selling expenses associated with our sales offices and models as a result of our increased community count, $0.5 million of which related to our new Minneapolis/St. Paul division. The increase in selling, general and administrative expense was also attributable to a $2.0 million increase in general and administrative expense, which was primarily related to an increase in compensation expense, $0.5 million of which related to our new Minneapolis/St. Paul division.
During the six months ended June 30, 2016, we experienced a 23% increase in new contracts in our Midwest region, from 817 in the six months ended June 30, 2015 to 1,002 in the first half of 2016, and a 32% increase in backlog from 723 homes at June 30, 2015 to 954 homes at June 30, 2016. The increases in new contracts and backlog were partially due to the addition of 91 homes in backlog from our recent acquisition in Minneapolis/St. Paul, Minnesota together with improving sub-market conditions within the region. Average sales price in backlog increased to $382,000 at June 30, 2016 compared to $371,000 at June 30, 2015 which was due to higher-end product offerings. During the six months ended June 30, 2016, we opened four new communities in our Midwest region compared to seven during 2015's first half. Our monthly absorption rate in our Midwest region increased to 2.4 per community in the first half of 2016 from 2.2 per community in the first half of 2015.
Southern Region. During the six months ended June 30, 2016, homebuilding revenue in our Southern region increased $67.7 million, from $204.0 million in the first half of 2015 to $271.7 million in the first half of 2016. This 33% increase in homebuilding revenue was the result of a 27% increase in the number of homes delivered (161 units) and a 6% increase in the average sales price of homes delivered ($20,000 per home delivered) in addition to a $0.7 million increase in land sale revenue. Operating income in our Southern region decreased $3.0 million from $16.6 million in the first half of 2015 to $13.6 million during the six months ended June 30, 2016. This decrease in operating income was the result of a $6.2 million increase in selling, general, and administrative expense offset, in part, by a $3.3 million improvement in our gross margin. With respect to our homebuilding gross margin, our gross margin on land sales declined $1.6 million as a result of fewer strategic land sales in the first half of 2016 compared to the same period in 2015. Our gross margin on homes delivered improved $4.9 million, due to the 27% increase in the number of homes delivered and the 6% increase in the average sales price of homes delivered noted above, partially offset by a $4.9 million charge for stucco-related repair costs in certain of our Florida communities during 2016's first half. Our housing gross margin percentage declined 330 basis points from 19.8% in prior year’s first half to 16.5% in 2016's first half. Exclusive of the stucco-related charge, however, our housing gross margin percentage was 18.4% in the first half of 2016. This 140 basis point decline in housing gross margin percentage was largely due to the mix of communities delivering homes and higher construction and lot costs.
Selling, general and administrative expense increased $6.2 million from $24.1 million in the first half of 2015 to $30.3 million in the first half of 2016 but declined as a percentage of revenue to 11.2% compared to 11.8% for the first half of 2015. The increase in selling, general and administrative expense was attributable, in part, to a $4.0 million increase in selling expense due to (1) a $3.4 million increase in variable selling expenses resulting from increases in sales commissions from the higher average sales price of homes delivered and higher number of homes delivered, and (2) a $0.6 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $2.2 million increase in general and administrative expense, which was primarily related to a increases in compensation and land related expenses.

During the six months ended June 30, 2016, we experienced a 23% increase in new contracts in our Southern region, from 821 in the first half of 2015 to 1,007 for the first half of 2016, and a 20% increase in backlog from 684 homes at June 30, 2015 to 819 homes at June 30, 2016. The increases in new contracts and backlog were primarily due to improved demand in our Florida markets as well as continued growth in our Texas operations. Average sales price in backlog decreased, however, to $352,000 at June 30, 2016 from $368,000 at June 30, 2015 due to a change in product type and market mix. During the six months ended June 30, 2016, we opened 13 communities in our Southern region compared to 15 during 2015's first half. Our monthly absorption rate in our Southern region was 2.5 per community in the first half of 2016, the same as in the first half of 2015.
Mid-Atlantic Region. During the six months ended June 30, 2016, homebuilding revenue in our Mid-Atlantic region increased $1.2 million from $161.7 million in the first half of 2015 to $162.9 million in 2016's first half. This 1% increase in homebuilding revenue was the result of a 4% increase in the average sales price of homes delivered ($13,000 per home delivered), offset, in part, by a $4.6 million decrease in land sale revenue compared to prior year. Operating income in our Mid-Atlantic region decreased $1.5 million, from $13.0 million in 2015's first half to $11.5 million during the first six months of 2016. This decline in operating income was primarily the result of a $0.8 million decrease in our gross margin in addition to a $0.7 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our gross margin on land sales declined $1.6 million as a result of fewer strategic land sales in the first half of 2016 compared to the same period in 2015. Our gross margin on homes delivered improved $0.8 million, due to the increase in the average sales price of homes delivered noted above. Our housing gross margin percentage declined slightly from 18.3% in prior year’s first half to 18.1% in 2016's first half. This 20 basis point decline in housing gross margin percentage was largely due to higher construction and lot costs.

Selling, general and administrative expense increased $0.7 million from $16.9 million in the first half of 2015 to $17.6 million in 2016's first half and increased as a percentage of revenue to 10.8% compared to 10.5% for 2015's first half. The increase in selling, general and administrative expense was primarily due to a $0.3 million increase in variable selling expenses resulting from increases in sales commissions from the higher average sales price of homes delivered. The increase in selling, general and administrative expense was also attributable to a $0.4 million increase in general and administrative expense, which was primarily related to a increases in compensation and land related expenses.
During the six month period ended June 30, 2016, we experienced a 16% increase in new contracts in our Mid-Atlantic region, from 570 in the first half of 2015 to 659 in the first six months of 2016, and a 31% increase in the number of homes in backlog from 387 homes at June 30, 2015 to 508 homes at June 30, 2016. Average sales price of homes in backlog increased from $355,000 at June 30, 2015 to $374,000 at June 30, 2016. We opened six communities in our Mid-Atlantic region during both the first half of 2016 and 2015. Our monthly absorption rate in our Mid-Atlantic region increased to 2.8 per community in the first six months of 2016 from 2.7 per community in the first half of 2015.
Financial Services. Revenue from our mortgage and title operations increased $3.0 million (17%) from $17.0 million in the first half of 2015 to $20.0 million in the first half of 2016 as a result of an 11% increase in the number of loan originations, from 1,234 in the first half of 2015 to 1,365 in the first half of 2016, and a 10% increase in the average loan amount from $270,000 in the six months ended June 30, 2015 to $296,000 in the six months ended June 30, 2016. In addition, we experienced higher margins on our loans sold than we experienced in 2015's first half due to more favorable market conditions in the first quarter of 2016.

We ended the first half of 2016 with a $1.1 million increase in operating income compared to the first half of 2015, which was primarily due to the increase in our revenue discussed above, offset, in part, by a $1.9 million increase in selling, general and administrative expense compared to 2015's first half, which was primarily attributable to a $1.1 million increase in compensation expense, a $0.3 million increase in expenses related to mortgage loans sold, and a $0.3 million increase in computer costs related to our investment in new information systems.
At June 30, 2016, M/I Financial provided financing services in all of our markets. Approximately 82% of our homes delivered during the first half of 2016 were financed through M/I Financial, compared to 81% in the same period in 2015. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $1.6 million, from $14.6 million for the six months ended June 30, 2015 to $16.2 million for the six months ended June 30, 2016. The increase was primarily due to costs associated with the purchase of an airplane during the first quarter of 2016 and depreciation expense from our investment in new information systems.
Interest Expense - Net. Interest expense for the Company increased $1.4 million, from $8.2 million in the six months ended June 30, 2015 to $9.6 million in the six months ended June 30, 2016. This increase was primarily the result of an increase in our weighted average borrowings from $518.6 million in the first half of 2015 to $612.5 million in the first half of 2016. The increase in our weighted average borrowings primarily related to an increase in borrowings under the Credit Facility during 2016's first half compared to 2015's first half, combined with an increase in the principal amount of senior notes outstanding at June 30, 2016

($300.0 million aggregate principal amount of 2021 Senior Notes outstanding at June 30, 2016 compared to $230.0 million aggregate principal amount of 2018 Senior Notes outstanding at June 30, 2015). Partially offsetting this increase was a decline in our weighted average borrowing rate from 6.38% in the first half of 2015 to 5.79% for 2016's first half which was primarily due to the lower interest rate payable on the 2021 Senior Notes compared with the interest rate payable on the 2018 Senior Notes that were outstanding during the first half of 2015.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures represent our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During the six months ended June 30, 2016 and 2015, the Company earned $0.4 million and $0.2 million in equity in income from unconsolidated joint ventures, respectively.
Income Taxes. Our overall effective tax rate was 36.7% for the six months ended June 30, 2016 and 39.0% for the same period in 2015. The lower effective rate for the six months ended June 30, 2016 was primarily attributable to the impact of annual tax benefits expected for the domestic production activities deduction and energy tax credits that were realized during 2016's first half.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At June 30, 2016, we had $30.0 million of cash, cash equivalents and restricted cash, with $27.7 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $17.5 million increase in unrestricted cash and cash equivalents from December 31, 2015. Our principal uses of cash for the six months ended June 30, 2016 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, and short-term working capital and debt service requirements, including the repayment of amounts outstanding under our credit facilities. In order to fund these uses of cash, we used proceeds from home deliveries and the sale of mortgage loans, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
We are actively acquiring and developing lots in our markets to replenish and grow our lot supply and active community count. We expect to continue to expand our business based on the anticipated level of demand for new homes in our markets. Accordingly, we expect our cash outlays for land purchases, land development, home construction and operating expenses may exceed our cash generated by operations during some of the remaining monthly periods in 2016, and we expect to continue to utilize our revolving credit facility.
During the first half of 2016, we delivered 1,918 homes, started 2,558 homes, and spent $97.4 million on land purchases and $73.5 million on land development. Based upon our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $425 million to $475 million on land purchases and land development during 2016, including the $170.9 million spent during the first six months of 2016.
We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to these land option agreements, as of June 30, 2016, we had purchase agreements to acquire $533.1 million of land and lots during the remainder of 2016 through 2028.
Land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home deliveries and adjust our land spending accordingly.
Operating Cash Flow Activities. During the six month period ended June 30, 2016, we had $40.5 million of cash provided by operating activities, compared to $46.2 million of cash used in operating activities during the first half of 2015. The cash provided by operating activities in the first half of 2016 was primarily a result of net income and deferred tax expense totaling $38.9 million, along with $28.8 million of proceeds from the sale of mortgage loans net of mortgage loan originations during the first half of 2016, offset partially by a $46.9 million increase in inventory. The $46.2 million of cash used in operating activities in the first half of 2015 was primarily a result of a $108.2 million increase in inventory, offset by net income and deferred tax expense totaling $36.3 million, along with $16.9 million of proceeds from the sale of mortgage loans net of mortgage loan originations.

Investing Cash Flow Activities. During the first half of 2016, we used $15.8 million of cash in investing activities, compared to $4.0 million of cash used in investing activities during the first half of 2015. This $11.7 million increase in cash used was primarily due to a $9.6 million increase in property and equipment primarily consisting of our purchase of an airplane during the first quarter of 2016 to assist in efficiency of managing our 15 operating divisions.

Financing Cash Flow Activities. During the six months ended June 30, 2016, we used $7.2 million of cash from financing activities, compared to generating $56.5 million of cash during the first six months of 2015. The $63.7 million decrease in cash generated by financing activities was due to increased repayments of borrowings under our MIF credit facilities and our Credit Facility (as defined below).
At June 30, 2016 and December 31, 2015, our ratio of net debt to net capital was 49% and 50%, respectively, calculated as the principal amount outstanding of our total debt minus total cash, cash equivalents and restricted cash, divided by the sum of the principal amount outstanding of our total debt minus total cash, cash equivalents and restricted cash plus shareholders’ equity. The decrease compared to December 31, 2015 was due to an increase in shareholders’ equity at June 30, 2016 combined with a moderately lower amount of net debt outstanding. We believe that this ratio provides useful information regarding our financial position, for understanding the leverage employed in our operations and for comparing us with other homebuilders.

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
The Company is a party to three primary credit agreements: (1) a $400 million unsecured revolving credit facility dated July 18, 2013, as amended , with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $125 million secured mortgage warehousing agreement, dated June 24, 2016 (the “MIF Mortgage Warehousing Agreement”), with M/I Financial as borrower; and (3) a $15 million mortgage repurchase agreement with M/I Financial as borrower, dated November 3, 2015 (the “MIF Mortgage Repurchase Facility”).
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of June 30, 2016:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	10/20/2018	$70,000	$294,340
Notes payable – financial services (b)	(b)	$92,666	$737

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation, which totaled $499.7 million of availability at June 30, 2016, such that the full $400 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $70.0 million borrowings and $35.7 million of letters of credit outstanding at June 30, 2016, leaving $294.3 million available. The Credit Facility has an expiration date of October 20, 2018.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements as of June 30, 2016 was $140 million. The MIF Mortgage Warehousing Agreement has an expiration date of June 23, 2017 and the MIF Mortgage Repurchase Facility has an expiration date of November 1, 2016.

Notes Payable - Homebuilding.

Homebuilding Credit Facility. The Credit Facility provides for an aggregate commitment amount of $400 million, including a $125 million sub-facility for letters of credit. The Credit Facility matures on October 20, 2018. For the quarter ended June 30, 2016, interest on amounts borrowed under the Credit Facility was payable at either the Alternate Base Rate plus a margin of 150 basis points, or at the Eurodollar Rate plus a margin of 250 basis points. These interest rates are subject to adjustment in subsequent periods based on the Company’s leverage ratio.

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $392.2 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
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
As of June 30, 2016, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of June 30, 2016:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$392.2	$567.0
Leverage Ratio	≤	0.60	0.48
Interest Coverage Ratio	≥	1.5 to 1.0	4.2 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$170.1	$18.1
Unsold Housing Units and Model Homes	≤	1,458	710

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
The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $3.0 million to $5.0 million, for a combined letter of credit capacity of $12.0 million, of which $4.9 million was uncommitted at June 30, 2016 and could be withdrawn at any time. As of June 30, 2016, there was a total of $1.7 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $1.7 million of restricted cash.
Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. In June 2016, M/I Financial amended and restated the MIF Mortgage Warehousing Agreement which, among other things, increased the maximum borrowing availability from $110 million to $125 million and extended the expiration date to June 23, 2017. The maximum borrowing availability was further increased to $150 million during certain periods with higher expected mortgage origination volume, specifically from September 25, 2016 to October 15, 2016 and from December 15, 2016 to February 2, 2017. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 250 basis points and (2) 2.75%.

The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans originated by M/I Financial that are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement, although M/I Financial may, at its election, designate from time to time any one or more of M/I Financial’s subsidiaries as guarantors.

As of June 30, 2016, there was $79.6 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of June 30, 2016:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	5.0 to 1.0
Liquidity	≥	$6.3	$10.2
Adjusted Net Income	>	$0.0	$9.9
Tangible Net Worth	≥	$12.5	$20.6

MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility with a maximum borrowing availability of $15 million and an expiration date of November 1, 2016. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of June 30, 2016, there was $13.0 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants as of June 30, 2016.
Senior Notes and Convertible Senior Subordinated Notes.

6.75% Senior Notes. In December 2015, the Company issued $300 million aggregate principal amount of 6.75% Senior Notes due 2021. The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of June 30, 2016, the Company was in compliance with all terms, conditions, and covenants under the indenture.

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

Weighted Average Borrowings. For the three months ended June 30, 2016 and 2015, our weighted average borrowings outstanding were $616.2 million and $534.2 million, respectively, with a weighted average interest rate of 5.68% and 6.26%, respectively. The increase in our weighted average borrowings related to an increase in borrowings under the Credit Facility during 2016's second quarter compared to 2015's second quarter, combined with the increase in the principal amount outstanding under our 2021 Senior Notes of $300.0 million, compared with $230.0 million of 2018 Senior Notes outstanding during the second quarter of 2015. The decline in our weighted average borrowing interest rate was also primarily due to the increase in borrowings under the Credit Facility, which has a lower rate, as well as the lower interest rate payable on the 2021 Senior Notes compared with the interest rate on the 2018 Senior Notes that were outstanding during the second quarter of 2015.

At June 30, 2016, we had $70.0 million outstanding under the Credit Facility. During the six months ended June 30, 2016, the average daily amount outstanding under the Credit Facility was $107.8 million and the maximum amount outstanding under the

Credit Facility was $149.9 million. Based on our current anticipated spending on land acquisition and development in 2016, and associated increases in our investment in inventory, including land and houses under construction, we expect to continue to borrow under the Credit Facility during 2016, with an estimated peak amount outstanding of less than $200 million. The actual amount borrowed in 2016 (and the estimated peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company and any repayments or redemptions of outstanding debt.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $35.7 million of letters of credit issued and outstanding under the Credit Facility at June 30, 2016. During the six months ended June 30, 2016, the average daily amount of letters of credit outstanding under the Credit Facility was $37.5 million and the maximum amount of letters of credit outstanding under the Credit Facility was $39.9 million.

At June 30, 2016, M/I Financial had $79.6 million outstanding under the MIF Mortgage Warehousing Agreement.  During the six months ended June 30, 2016, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $43.6 million and the maximum amount outstanding was $104.6 million.

At June 30, 2016, M/I Financial had $13.0 million outstanding under the MIF Mortgage Repurchase Facility.  During the six months ended June 30, 2016, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $8.9 million and the maximum amount outstanding was $19.0 million, which occurred during January, while the “seasonal increase” provision was in effect and the maximum borrowing availability was $20.0 million.
Preferred Shares. At June 30, 2016, we had 2,000,000 depositary shares, each representing 1/1000th of a Series A Preferred Share, or 2,000 Series A Preferred Shares in the aggregate, outstanding. The Series A Preferred Shares have a liquidation preference equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the date of final distribution). Dividends on the Series A Preferred Shares are non-cumulative and, if declared by us, are paid at an annual rate of 9.75%. Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15. If there is a change of control of the Company and if the Company’s corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Series A Preferred Shares will increase to 10.75% per year. We may redeem the Series A Preferred Shares in whole or in part (provided, that any redemption that would reduce the aggregate liquidation preference of the Series A Preferred Shares below $25 million in the aggregate would be restricted to a redemption in whole only) at any time or from time to time at a cash redemption price equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the redemption date). Holders of the Series A Preferred Shares have no right to require redemption of the Series A Preferred Shares. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities, and will remain outstanding indefinitely unless redeemed by us. Holders of the Series A Preferred Shares have no voting rights, except with respect to those specified matters set forth in the Company’s Amended and Restated Articles of Incorporation or as otherwise required by applicable Ohio law, and no preemptive rights. The outstanding depositary shares are listed on the New York Stock Exchange under the trading symbol “MHO-PrA.” There is no separate public trading market for the Series A Preferred Shares except as represented by the depositary shares.
The indenture governing our 2021 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $135.1 million at June 30, 2016. We are permitted by the indenture to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance in our restricted payments basket. We declared and paid a quarterly dividend of $609.375 per share on our Series A Preferred Shares in the second quarter of 2016 and 2015 for $1.2 million and have paid an aggregate dividend payment of $2.4 million for the six months ended June 30, 2016 and 2015. The determination to pay future dividends on, and make future repurchases of, our common shares and Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
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
Land Option Agreements.  In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both June 30, 2016 and December 31, 2015, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
At June 30, 2016, “Consolidated Inventory Not Owned” was $5.2 million. At June 30, 2016, the corresponding liability of $5.2 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of June 30, 2016 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $42.0 million, including cash deposits of $29.8 million, prepaid acquisition costs of $3.7 million, letters of credit of $5.2 million and $3.3 million of other non-cash deposits.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of June 30, 2016, the Company had outstanding $130.2 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through May 2024.  Included in this total are: (1) $85.5 million of performance and maintenance bonds and $30.2 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $7.1 million of financial letters of credit; and (3) $7.4 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit and mortgage repurchase facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permit borrowings of up to $540 million, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

Mortgage Loans Held for Sale: Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. During the period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs. The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.

The table below shows the notional amounts of our financial instruments at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2016	2015
Best-effort contracts and related committed IRLCs	$3,800	$2,625
Uncommitted IRLCs	88,267	46,339
FMBSs related to uncommitted IRLCs	87,000	46,000
Best-effort contracts and related mortgage loans held for sale	9,660	100,152
FMBSs related to mortgage loans held for sale	85,000	27,000
Mortgage loans held for sale covered by FMBSs	86,941	26,690

The table below shows the measurement of assets and liabilities at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2016	2015
Mortgage loans held for sale	$100,379	$127,001
Forward sales of mortgage-backed securities	(1,781)	(93)
Interest rate lock commitments	1,240	321
Best-efforts contracts	(190)	(206)
Total	$99,648	$127,023

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2016	2015	2016	2015
Mortgage loans held for sale	$826	$(1,182)	$2,186	$(824)
Forward sales of mortgage-backed securities	(922)	1,812	(1,688)	1,432
Interest rate lock commitments	350	(573)	919	(228)
Best-efforts contracts	(53)	31	16	(128)
Total gain recognized	$201	$88	$1,433	$252

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of June 30, 2016. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at June 30, 2016. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total	6/30/2016
ASSETS:
Mortgage loans held for sale:
Fixed rate	$97,878	$—	$—	$—	$—	$—	$97,878	$96,422
Weighted average interest rate	3.68%	—%	—%	—%	—%	—%	3.68%
Variable rate	$3,944	$—	$—	$—	$—	$—	$3,944	$3,957
Weighted average interest rate	2.89%	—%	—%	—%	—%	—%	2.89%

LIABILITIES:
Long-term debt — fixed rate	$260	$59,904	$86,689	$388	$299	$300,235	$447,775	$445,620
Weighted average interest rate	3.37%	3.27%	3.02%	3.90%	3.37%	6.73%	5.55%
Short-term debt — variable rate	$162,666	$—	$—	$—	$—	$—	$162,666	$162,666
Weighted average interest rate	2.95%	—%	—%	—%	—%	—%	2.95%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its subsidiaries have received claims from homeowners in certain of our Florida communities (and been named as a defendant in legal proceedings initiated by certain of such homeowners) related to stucco on their homes. Please refer to Note 6 of the Company’s consolidated financial statements for further information regarding these stucco claims.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as updated by our Quarterly Report on Form 10-Q for the three months ended March 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common shares or Series A Preferred Shares during the three months ended June 30, 2016.

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

10.1
Second Amended and Restated Mortgage Warehousing Agreement dated as of June 24, 2016 by and among M/I Financial, LLC, as borrower, Comerica Bank, as agent, and Comerica Bank, The Huntington National Bank, and BMO Harris Bank N.A. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 28, 2016).

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

M/I Homes, Inc.
(Registrant)

Date:	July 29, 2016	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	July 29, 2016	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Second Amended and Restated Mortgage Warehousing Agreement dated as of June 24, 2016 by and among M/I Financial, LLC, as borrower, Comerica Bank, as agent, and Comerica Bank, The Huntington National Bank, and BMO Harris Bank N.A. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 28, 2016).

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