Form 10-Q
period 2016-09-30
M I HOMES INC
filed 2016-10-28
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016

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
Common shares, par value $.01 per share: 24,668,833 shares outstanding as of October 26, 2016.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	September 30, 2016	December 31, 2015

ASSETS:
Cash and cash equivalents	$22,310	$10,205
Restricted cash	998	2,896
Mortgage loans held for sale	95,545	127,001
Inventory	1,225,153	1,112,042
Property and equipment - net	21,792	12,897
Investment in unconsolidated joint ventures	26,528	36,967
Deferred income taxes	39,944	67,404
Other assets	64,967	46,142
TOTAL ASSETS	$1,497,237	$1,415,554

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$110,179	$86,878
Customer deposits	26,439	19,567
Other liabilities	99,969	93,670
Community development district (“CDD”) obligations	551	1,018
Obligation for consolidated inventory not owned	5,862	6,007
Notes payable bank - homebuilding operations	85,000	43,800
Notes payable bank - financial services operations	91,483	123,648
Notes payable - other	8,566	8,441
Convertible senior subordinated notes due 2017 - net	56,949	56,518
Convertible senior subordinated notes due 2018 - net	85,246	84,714
Senior notes due 2021 - net	295,401	294,727
TOTAL LIABILITIES	$865,645	$818,988

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; 2,000 shares issued and outstanding at both September 30, 2016 and December 31, 2015	$48,163	$48,163
Common shares - $.01 par value; authorized 58,000,000 shares at both September 30, 2016 and December 31, 2015; issued 27,092,723 shares at both September 30, 2016 and December 31, 2015	271	271
Additional paid-in capital	243,481	241,239
Retained earnings	387,818	355,427
Treasury shares - at cost - 2,423,890 and 2,443,679 shares at September 30, 2016 and December 31, 2015, respectively	(48,141)	(48,534)
TOTAL SHAREHOLDERS’ EQUITY	$631,592	$596,566
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,497,237	$1,415,554

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015

Revenue	$442,464	$363,457	$1,168,081	$949,472
Costs and expenses:
Land and housing	363,635	285,416	943,515	744,194
General and administrative	29,160	23,651	78,249	64,690
Selling	27,663	24,270	75,462	64,891
Equity in income of unconsolidated joint ventures	(24)	(36)	(413)	(248)
Interest	3,587	3,658	13,160	11,870
Total costs and expenses	424,021	336,959	1,109,973	885,397

Income before income taxes	18,443	26,498	58,108	64,075

Provision for income taxes	7,501	10,928	22,061	25,587

Net income	10,942	15,570	36,047	38,488

Preferred dividends	1,218	1,218	3,656	3,656

Net income to common shareholders	$9,724	$14,352	$32,391	$34,832

Earnings per common share:
Basic	$0.39	$0.58	$1.31	$1.42
Diluted	$0.35	$0.51	$1.17	$1.25

Weighted average shares outstanding:
Basic	24,669	24,605	24,665	24,551
Diluted	30,139	30,067	30,093	30,021

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Nine Months Ended September 30, 2016
	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2015	2,000	$48,163	24,649,044	$271	$241,239	$355,427	$(48,534)	$596,566
Net income	—	—	—	—	—	36,047	—	36,047
Dividends declared to preferred shareholders	—	—	—	—	—	(3,656)	—	(3,656)
Reversal of deferred tax asset related to stock options and executive deferred compensation distributions	—	—	—	—	(1,030)	—	—	(1,030)
Stock options exercised	—	—	6,000	—	(46)	—	119	73
Stock-based compensation expense	—	—	—	—	3,483	—	—	3,483
Deferral of executive and director compensation	—	—	—	—	109	—	—	109
Executive and director deferred compensation distributions	—	—	13,789	—	(274)	—	274	—
Balance at September 30, 2016	2,000	$48,163	24,668,833	$271	$243,481	$387,818	$(48,141)	$631,592

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
OPERATING ACTIVITIES:
Net income	$36,047	$38,488
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated joint ventures	(413)	(248)
Mortgage loan originations	(654,905)	(537,385)
Proceeds from the sale of mortgage loans	687,420	553,390
Fair value adjustment of mortgage loans held for sale	(1,059)	(761)
Capitalization of originated mortgage servicing rights	(4,350)	(3,789)
Amortization of mortgage servicing rights	1,262	729
Depreciation	6,328	4,823
Amortization of debt discount and debt issue costs	2,552	2,390
Stock-based compensation expense	3,483	3,073
Deferred income tax expense	20,911	23,469
Change in assets and liabilities:
Cash held in escrow	18	265
Inventory	(96,510)	(203,144)
Other assets	(16,364)	(8,645)
Accounts payable	23,301	20,612
Customer deposits	6,872	7,217
Accrued compensation	(6,073)	(5,016)
Other liabilities	18,000	9,336
Net cash provided by (used in) operating activities	26,520	(95,196)

INVESTING ACTIVITIES:
Change in restricted cash	1,880	3,615
Purchase of property and equipment	(11,619)	(2,003)
Investment in unconsolidated joint ventures	(10,060)	(10,725)
Net proceeds from sale of mortgage servicing rights	—	3,065
Net cash used in investing activities	(19,799)	(6,048)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	276,800	329,400
Repayment of bank borrowings - homebuilding operations	(235,600)	(203,300)
Net repayment of bank borrowings - financial services operations	(32,165)	(12,140)
Proceeds from (principal repayment of) notes payable-other and CDD bond obligations	125	(155)
Dividends paid on preferred shares	(3,656)	(3,656)
Debt issue costs	(193)	(420)
Proceeds from exercise of stock options	73	1,035
Net cash provided by financing activities	5,384	110,764
Net increase in cash and cash equivalents	12,105	9,520
Cash and cash equivalents balance at beginning of period	10,205	15,535
Cash and cash equivalents balance at end of period	$22,310	$25,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$8,919	$5,705
Income taxes	$2,073	$1,694

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(467)	$(1,412)
Consolidated inventory not owned	$(145)	$10,810
Distribution of single-family lots from unconsolidated joint ventures	$20,912	$5,460

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
Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs, such as ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These ASUs do not change the core principle of the guidance stated in ASU 2014-09. Instead, these amendments are intended to clarify and improve the operability of certain topics addressed by ASU 2014-09. These additional ASUs will have the same effective date and transition requirements as ASU 2014-09, as amended. The Company is currently evaluating the method of adoption of ASU 2014-09 and these additional ASUs and the impact the adoption of ASU 2014-09 and these additional ASUs will have on the Company's consolidated financial statements and disclosures. See below for additional explanation of each of these additional ASUs.

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2016-15 will modify the Company's current disclosures and reclassifications within the condensed consolidated statement of cash flows but is not expected to have a material effect on the Company’s consolidated financial statements and disclosures.

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
A summary of the Company’s inventory as of September 30, 2016 and December 31, 2015 is as follows:

(In thousands)	September 30, 2016	December 31, 2015
Single-family lots, land and land development costs	$554,150	$584,542
Land held for sale	15,956	12,630
Homes under construction	544,350	420,206
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2016 - $11,332; December 31, 2015 - $8,296)	71,290	63,929
Community development district infrastructure	551	1,018
Land purchase deposits	32,994	23,710
Consolidated inventory not owned	5,862	6,007
Total inventory	$1,225,153	$1,112,042

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of September 30, 2016 and December 31, 2015, we had 973 homes (with a carrying value of $179.7 million) and 872 homes (with a carrying value of $184.3 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Capitalized interest, beginning of period	$16,818	$16,437	$16,740	$15,296
Interest capitalized to inventory	5,139	5,006	13,392	13,466
Capitalized interest charged to land and housing costs and expenses	(4,963)	(4,318)	(13,138)	(11,637)
Capitalized interest, end of period	$16,994	$17,125	$16,994	$17,125

Interest incurred	$8,726	$8,664	$26,552	$25,336

NOTE 3. Investment in Unconsolidated Joint Ventures
Investment in Unconsolidated Joint Ventures
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During the nine month period ended September 30, 2016, we decreased our total investment in such joint venture arrangements by $10.5 million from $37.0 million at December 31, 2015 to $26.5 million at September 30, 2016, which was driven primarily by our increased lot distributions from unconsolidated joint ventures of $20.9 million, offset, in part, by our cash contributions to our unconsolidated joint ventures during the first nine months of 2016 of $10.1 million.
We use the equity method of accounting for investments in unconsolidated joint ventures over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated joint ventures’ earnings or loss, if any, is included in our consolidated statement of income. The Company assesses its investments in unconsolidated joint ventures for recoverability on a quarterly basis. Refer to Note 4 for additional details relating to our procedures for evaluating our investments for impairment.
For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company’s ownership in these LLCs as of both September 30, 2016 and December 31, 2015 ranged from 25% to 74%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of September 30, 2016 is the amount invested of $26.5 million, which is reported as Investment in Unconsolidated Joint Ventures on our Unaudited Condensed Consolidated Balance Sheets, although we expect to invest further amounts in these joint venture arrangements as development of the properties progresses. Included in the Company’s investment in unconsolidated joint ventures at September 30, 2016 and December 31, 2015 were $0.3 million and $0.4 million, respectively, of capitalized interest and other costs.
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
As of September 30, 2016 and December 31, 2015, we have determined that one of the LLCs in which we have an interest meets the requirements of a variable interest entity (“VIE”) due to a lack of equity at risk in the entity. However, we have determined that we do not have substantive control over that VIE because we do not have the ability to control the activities that most significantly impact its economic performance. As a result, we are not required to consolidate the VIE into our financial statements, and we instead record the VIE in Investment in Unconsolidated Joint Ventures on our Unaudited Condensed Consolidated Balance Sheets.
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the Company’s 2015 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2016 and December 31, 2015, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
Interest Rate Lock Commitments. IRLCs are extended to certain home-buying customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a term of less than six months; however, in certain markets, the term could extend to twelve months.
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

The table below shows the notional amounts of our financial instruments at September 30, 2016 and December 31, 2015:

Description of Financial Instrument (in thousands)	September 30, 2016	December 31, 2015
Best efforts contracts and related committed IRLCs	$3,799	$2,625
Uncommitted IRLCs	90,244	46,339
FMBSs related to uncommitted IRLCs	92,000	46,000
Best efforts contracts and related mortgage loans held for sale	6,927	100,152
FMBSs related to mortgage loans held for sale	87,000	27,000
Mortgage loans held for sale covered by FMBSs	87,700	26,690
The table below shows the level and measurement of assets and liabilities measured on a recurring basis at September 30, 2016 and December 31, 2015:

Description of Financial Instrument (in thousands)	Fair Value Measurements September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$95,545	$—	$95,545	$—
Forward sales of mortgage-backed securities	(338)	—	(338)	—
Interest rate lock commitments	709	—	709	—
Best-efforts contracts	(175)	—	(175)	—
Total	$95,741	$—	$95,741	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$127,001	$—	$127,001	$—
Forward sales of mortgage-backed securities	(93)	—	(93)	—
Interest rate lock commitments	321	—	321	—
Best-efforts contracts	(206)	—	(206)	—
Total	$127,023	$—	$127,023	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2016	2015	2016	2015
Mortgage loans held for sale	$(1,127)	$1,585	$1,059	$761
Forward sales of mortgage-backed securities	1,443	(2,520)	(245)	(1,088)
Interest rate lock commitments	(531)	924	388	696
Best-efforts contracts	15	(125)	31	(253)
Total (loss) gain recognized	$(200)	$(136)	$1,233	$116

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	September 30, 2016		September 30, 2016
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$338
Interest rate lock commitments	Other assets	709	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	175
Total fair value measurements		$709		$513

	Asset Derivatives		Liability Derivatives
	December 31, 2015		December 31, 2015
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$93
Interest rate lock commitments	Other assets	321	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	206
Total fair value measurements		$321		$299
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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption pace (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and nine months ended September 30, 2016 and 2015, the Company did not record any impairment charges on its inventory.
Investment In Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the Company’s 2015 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and nine months ended September 30, 2016 and 2015, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

	September 30, 2016		December 31, 2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$23,308	$23,308	$13,101	$13,101
Mortgage loans held for sale	95,545	95,545	127,001	127,001
Split dollar life insurance policies	214	214	199	199
Notes receivable	1,188	1,006	3,153	3,076
Commitments to extend real estate loans	709	709	321	321
Liabilities:
Notes payable - homebuilding operations	85,000	85,000	43,800	43,800
Notes payable - financial services operations	91,483	91,483	123,648	123,648
Notes payable - other	8,566	7,922	8,441	8,039
Convertible senior subordinated notes due 2017 (a)	57,500	63,609	57,500	61,884
Convertible senior subordinated notes due 2018 (a)	86,250	88,083	86,250	84,741
Senior notes due 2021 (a)	300,000	314,250	300,000	295,500
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	175	175	206	206
Forward sales of mortgage-backed securities	338	338	93	93
Off-Balance Sheet Financial Instruments:
Letters of credit	—	839	—	735

(a)
Our senior notes and convertible senior subordinated notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at September 30, 2016 and December 31, 2015:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Convertible Senior Subordinated Notes due 2017, Convertible Senior Subordinated Notes due 2018 and Senior Notes due 2021. The fair value of these financial instruments was determined based upon market quotes at September 30, 2016 and December 31, 2015. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policy and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended September 30, 2016 fluctuated with the Alternate Base Rate or the Eurodollar Rate for the Company’s $400 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), and thus the carrying value is a reasonable estimate of fair value. Refer to Note 7 for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC (“M/I Financial”) is a party to two credit agreements: (1) a $125 million secured mortgage warehousing agreement, dated June 24, 2016 (the “MIF Mortgage Warehousing Agreement”); and (2) a $15 million mortgage repurchase agreement, as amended and restated on November 3, 2015, as further amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the third quarter of 2016 fluctuated with LIBOR. Refer to Note 7 for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.

Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
Letters of Credit. Letters of credit of $36.4 million and $42.5 million represent potential commitments at September 30, 2016 and December 31, 2015, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $20.1 million and $12.2 million were covered under these guarantees as of September 30, 2016 and December 31, 2015, respectively.  The increase in loans covered by these guarantees from December 31, 2015 is a result of a change in the mix of investors and their related purchase terms.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at September 30, 2016, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $0.3 million and $1.3 million at September 30, 2016 and December 31, 2015, respectively. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of September 30, 2016 and December 31, 2015, the total of all loans indemnified to third party insurers relating to the above agreements was $1.6 million and $2.2 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company recorded a liability relating to the guarantees described above totaling $0.7 million and $1.2 million at September 30, 2016 and December 31, 2015, respectively, which is management’s best estimate of the Company’s liability.
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
A summary of warranty activity for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Warranty reserves, beginning of period	$15,815	$10,638	$14,281	$12,671
Warranty expense on homes delivered during the period	2,755	2,263	7,276	5,847
Changes in estimates for pre-existing warranties	526	905	563	1,580
Charges related to stucco-related claims (a)	14,500	—	19,409	—
Settlements made during the period	(5,658)	(3,328)	(13,591)	(9,620)
Warranty reserves, end of period	$27,938	$10,478	$27,938	$10,478

(a)	Estimated stucco-related claim costs, as described below, have been included in warranty accruals.
We have received claims related to stucco installation from homeowners in certain of our communities in our Tampa and Orlando, Florida markets and have been named as a defendant in legal proceedings initiated by certain of such homeowners. These claims primarily relate to homes built prior to 2014 which have second story elevations with frame construction.

Through 2015, we repaired certain of the identified homes and accrued for the estimated future cost of repairs for the other identified homes on which repairs had yet to be completed. The aggregate amounts of such repair costs and accruals were not material, and the reserve for identified homes in need of more than minor repair at December 31, 2015 was $0.5 million. During the first half of 2016, we received an increased number of stucco-related claims in our Florida communities, and we recorded additional accruals totaling $4.9 million as a change in estimate to our warranty reserves for homes that we identified during this period as requiring more than minor repairs. At June 30, 2016, the remaining reserve was $2.9 million, covering the estimated repair costs for the approximately 178 identified homes on which repairs had yet to be completed. The $2.9 million remaining reserve did not include any estimate of the future stucco repair costs for homes for which we had not received claims.

During the third quarter of 2016, we continued to receive stucco-related claims for homes in certain of our Florida communities, identified 199 additional homes that require more than minor stucco repairs and completed repairs on 112 homes. We also continued to review the stucco issues and to collect and analyze information to enable us to reasonably estimate the overall cost of stucco-related repairs to homes in our Florida communities. During the course of our review, we analyzed a number of factors, including: (1) the date of delivery of each home in our Florida communities and the expiration date of the 10-year statutory period of repose and contractual warranty period with respect to each such home; (2) the number of each type of home (i.e., one story, 1.5 stories or 2 stories); (3) our stucco-related claims experience with respect to each type of home and each individual community; and (4) other relevant factors and observations gained from the field.

Based on the progress of our review and analysis, we believe that we have accumulated an adequate understanding of, and sufficient experience with, the stucco-related issues to enable us to reasonably estimate the overall cost of stucco-related repairs to homes in our Florida communities. As a result, during the third quarter of 2016, we recorded an additional accrual of $14.5 million as a change in estimate to our warranty reserves for the overall cost of stucco-related repairs. At September 30, 2016, the remaining reserve for the overall cost of stucco-related repairs was $15.1 million. This remaining reserve represents (1) our estimate of the stucco repair costs for the 265 identified homes in our Florida communities on which repairs have not yet been completed as of September 30, 2016 and (2) our estimate of the stucco repair costs for homes in our Florida communities that we have not yet identified as needing repairs but that may require repairs in the future.

Our review of the stucco-related issues in our Florida communities is ongoing. Our estimate, as of September 30, 2016, of our overall stucco repair costs is based on our judgment and various assumptions. Due to the degree of judgment and the potential for variability in our underlying assumptions, as we obtain additional information, we may revise our estimate, including to reflect additional estimated future stucco repairs costs, which revision could be material.
During the third quarter of 2016, we also continued our investigation of the extent to which we may be able to recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of September 30, 2016, we are unable to estimate an amount, if any, that we believe is probable that we will recover from these sources and, accordingly, we have not recorded a receivable for estimated recoveries nor included an estimated amount of recoveries in determining our warranty reserves.

Performance Bonds and Letters of Credit

At September 30, 2016, the Company had outstanding approximately $145.8 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2024. Included in this total are: (1) $102.1 million of performance and maintenance bonds and $29.3 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $7.1 million of financial letters of credit, of which $5.3 million represent deposits on land and lot purchase agreements; and (3) $7.3 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At September 30, 2016, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $589.8 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters

In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At September 30, 2016 and December 31, 2015, we had $0.3 million and $0.6 million reserved for legal expenses, respectively.

NOTE 7. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $400 million, including a $125 million sub-facility for letters of credit. The Credit Facility expires on October 20, 2018. For the quarter ended September 30, 2016, interest on amounts borrowed under the Credit Facility was payable at either the Alternate Base Rate plus a margin of 175 basis points, or at the Eurodollar Rate plus a margin of 275 basis points. These interest rates are subject to adjustment in subsequent periods based on the Company's leverage ratio. The Credit Facility also contains certain financial covenants. At September 30, 2016, the Company was in compliance with all financial covenants of the Credit Facility. At September 30, 2016, borrowing availability under the Credit Facility in accordance with the borrowing base calculation was $536.2 million and, as a result, the full amount of the $400 million facility was available. At September 30, 2016, there were $85.0 million of borrowings outstanding and $35.5 million of letters of credit outstanding, leaving net remaining borrowing availability of $279.5 million.
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
The Company’s obligations under the Credit Facility are general, unsecured senior obligations of the Company and the Guarantor Subsidiaries and rank equally in right of payment with all our and the Guarantor Subsidiaries’ existing and future unsecured senior indebtedness. Our obligations under the Credit Facility are effectively subordinated to our and the Guarantor Subsidiaries’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness.

As of June 30, 2016, the Company was a party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”). During the third quarter of 2016, the Company terminated one Letter of Credit Facility and allowed another Letter of Credit Facility to expire. Therefore, at September 30, 2016, the Company was party to one remaining Letter of Credit Facility, with a maturity date of September 30, 2017, which allows for the issuance of letters of credit up to a total of $2.0 million. At September 30, 2016 and December 31, 2015, there was $0.9 million and $2.7 million of outstanding letters of credit in aggregate under the Company’s Letter of Credit Facilities, respectively, which were collateralized with $0.9 million and $2.7 million of the Company’s cash, respectively.
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The Agreement provides a maximum borrowing availability of $125 million, which increases to $150 million during certain periods with higher expected mortgage origination volume, specifically from September 25, 2016 to October 15, 2016 and from December 15, 2016 to February 2, 2017. The MIF Mortgage Warehousing Agreement expires on June 23, 2017. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 250 basis points and (2) 2.75%. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At September 30, 2016, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility with a maximum borrowing availability of $15 million and an expiration date of November 1, 2016. M/I Financial expects to enter into an amendment to the MIF Mortgage Repurchase Facility prior to its expiration that would extend its term for an additional year, but M/I Financial can provide no assurances that it will be able to obtain such an extension. In December 2015, the MIF Mortgage Repurchase Facility was amended to include a “seasonal increase” provision which increased the maximum borrowing availability to $20 million through January 31, 2016.  M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At September 30, 2016, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At September 30, 2016, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $165.0 million, an increase from $150.0 million at December 31, 2015 due to the seasonal increase from September 25, 2016 to October 15, 2016, as described in further detail above. At September 30, 2016 and December 31, 2015, M/I Financial had $91.5 million and $123.6 million outstanding on a combined basis under its credit facilities, respectively, and was in compliance with all financial covenants of those agreements for both periods.
Senior Notes
As of both September 30, 2016 and December 31, 2015, we had $300.0 million of our 2021 Senior Notes outstanding. The 2021 Senior Notes bear interest at a rate of 6.75% per year, payable semiannually in arrears on January 15 and July 15 of each year , and mature on January 15, 2021. The 2021 Senior Notes are general, unsecured senior obligations of the Company and the Guarantor Subsidiaries and rank equally in right of payment with all our and the Guarantor Subsidiaries’ existing and future unsecured senior indebtedness. The 2021 Senior Notes are effectively subordinated to our and the Guarantor Subsidiaries’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness.
The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of September 30, 2016, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2021 Senior Notes are fully and unconditionally guaranteed jointly and severally on a senior unsecured basis by the Guarantor Subsidiaries.
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

The indenture governing our 2021 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 31, 2015 or the sale of qualified equity interests, plus other items and subject to other exceptions. The restricted payments basket was $137.7 million and $128.5 million at September 30, 2016 and December 31, 2015, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares or Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
Convertible Senior Subordinated Notes
As of both September 30, 2016 and December 31, 2015, we had $86.3 million of our 2018 Convertible Senior Subordinated Notes outstanding. The 2018 Convertible Senior Subordinated Notes bear interest at a rate of 3.0% per year, payable semiannually in arrears on March 1 and September 1 of each year. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2018 Convertible Senior Subordinated Notes into the Company’s common shares. The conversion rate initially equals 30.9478 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2018 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed jointly and severally on a senior subordinated unsecured basis by the Guarantor Subsidiaries. The 2018 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the Guarantor Subsidiaries, are subordinated in right of payment to our and the Guarantor Subsidiaries’ existing and future senior indebtedness and are also effectively subordinated to our and the Guarantor Subsidiaries’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2018 Convertible Senior Subordinated Notes requires the Company to repurchase the notes (subject to certain exceptions), at a holder’s option, upon the occurrence of a fundamental change (as defined in the indenture).
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
As of both September 30, 2016 and December 31, 2015, we had $57.5 million of our 2017 Convertible Senior Subordinated Notes outstanding. The 2017 Convertible Senior Subordinated Notes bear interest at a rate of 3.25% per year, payable semiannually in arrears on March 15 and September 15 of each year. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Convertible Senior Subordinated Notes into the Company’s common shares. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share, which equates to approximately 2.4 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2017 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed jointly and severally on a senior subordinated unsecured basis by the Guarantor Subsidiaries. The 2017 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the Guarantor Subsidiaries, are subordinated in right of payment to our and the Guarantor Subsidiaries’ existing and future senior indebtedness and are also effectively subordinated to our and the Guarantor Subsidiaries’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2017 Convertible Senior Subordinated Notes provides that we may not redeem the notes prior to their stated maturity date, but also contains provisions requiring the Company to repurchase the 2017 Convertible Senior Subordinated Notes (subject to certain exceptions), at a holder’s option, upon the occurrence of a fundamental change (as defined in the indenture).
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $8.6 million and $8.4 million as of September 30, 2016 and December 31, 2015, respectively.  The balance consists primarily of a mortgage note payable with a $3.5 million principal balance outstanding at September 30, 2016 (and $3.9 million principal balance outstanding at December 31, 2015), which is secured by an office building, matures in 2017 and carries an interest rate of 8.1%. The remaining balance is made up of other notes payable incurred through the normal course of business.
NOTE 8. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
NUMERATOR
Net income	$10,942	$15,570	$36,047	$38,488
Preferred stock dividends	(1,218)	(1,218)	(3,656)	(3,656)
Net income to common shareholders	9,724	14,352	32,391	34,832
Interest on 3.25% convertible senior subordinated notes due 2017	378	372	1,152	1,117
Interest on 3.00% convertible senior subordinated notes due 2018	510	502	1,554	1,507
Diluted income available to common shareholders	$10,612	$15,226	$35,097	$37,456
DENOMINATOR
Basic weighted average shares outstanding	24,669	24,605	24,665	24,551
Effect of dilutive securities:
Stock option awards	231	244	200	238
Deferred compensation awards	154	133	143	147
3.25% convertible senior subordinated notes due 2017	2,416	2,416	2,416	2,416
3.00% convertible senior subordinated notes due 2018	2,669	2,669	2,669	2,669
Diluted weighted average shares outstanding - adjusted for assumed conversions	30,139	30,067	30,093	30,021
Earnings per common share:
Basic	$0.39	$0.58	$1.31	$1.42
Diluted	$0.35	$0.51	$1.17	$1.25
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	896	1,460	1,288	1,443
For the three and nine months ended September 30, 2016 and 2015, the effect of convertible debt was included in the diluted earnings per share calculations.
NOTE 9. Income Taxes
During the three and nine months ended September 30, 2016, the Company recorded a tax provision of $7.5 million and $22.1 million, respectively, which reflects income tax expense related to the period’s income before income taxes. The effective tax rate for the three and nine months ended September 30, 2016 was 40.7% and 38.0%, respectively, which included tax expense related to state tax rate changes and the expected tax benefits for the domestic production activities deduction. During the three and nine months ended September 30, 2015, the Company recorded a tax provision of $10.9 million and $25.6 million, respectively, which reflects income tax expense related to the period’s income before income taxes. The effective tax rate for the three and nine months ended September 30, 2015 was 41.2% and 39.9%, respectively.
At September 30, 2016, the Company had federal NOL carryforwards of approximately $3.0 million and federal credit carryforwards of $9.5 million. Our federal NOL carryforwards may be carried forward from one to 16 years to offset future taxable income with the federal carryforward benefits beginning to expire in 2028. The Company had $6.6 million of state NOL carryforwards at September 30, 2016. Our state NOLs may be carried forward from one to 16 years, depending on the tax jurisdiction, with $1.9 million expiring between 2022 and 2027 and $4.7 million expiring between 2028 and 2032, absent sufficient state taxable income.

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
Houston, Texas
San Antonio, Texas

On July 1, 2016, we entered the Sarasota, Florida market.

The following table shows, by segment: revenue, operating income and interest expense for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Revenue:
Midwest homebuilding	$166,928	$128,121	$438,016	$331,479
Southern homebuilding	143,315	137,185	414,974	341,139
Mid-Atlantic homebuilding	121,659	88,875	284,527	250,546
Financial services (a)	10,562	9,276	30,564	26,308
Total revenue	$442,464	$363,457	$1,168,081	$949,472

Operating income:
Midwest homebuilding	$20,628	$13,511	$48,943	$33,526
Southern homebuilding (b)	(5,249)	13,860	8,380	30,421
Mid-Atlantic homebuilding	11,359	6,350	22,827	19,376
Financial services (a)	5,944	4,856	17,581	15,425
Less: Corporate selling, general and administrative expense	(10,676)	(8,457)	(26,876)	(23,051)
Total operating income	$22,006	$30,120	$70,855	$75,697

Interest expense:
Midwest homebuilding	$647	$649	$2,539	$2,536
Southern homebuilding	1,788	1,649	6,118	5,185
Mid-Atlantic homebuilding	601	948	3,058	3,011
Financial services (a)	551	412	1,445	1,138
Total interest expense	$3,587	$3,658	$13,160	$11,870

Equity in income of unconsolidated joint ventures	(24)	(36)	(413)	(248)

Income before income taxes	$18,443	$26,498	$58,108	$64,075

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

(b)
Includes a $14.5 million and $19.4 million charge for known and estimated future stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6) taken during the three and nine months ended September 30, 2016, respectively.

The following tables show total assets by segment at September 30, 2016 and December 31, 2015:

	September 30, 2016
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,820	$24,778	$4,396	$—	$32,994
Inventory (a)	406,832	472,255	313,072	—	1,192,159
Investments in unconsolidated joint ventures	8,468	18,060	—	—	26,528
Other assets (b)	13,144	22,348	19,995	190,069	245,556
Total assets	$432,264	$537,441	$337,463	$190,069	$1,497,237

	December 31, 2015
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,379	$16,128	$4,203	$—	$23,710
Inventory (a)	368,748	416,443	303,141	—	1,088,332
Investments in unconsolidated joint ventures	5,976	30,991	—	—	36,967
Other assets	10,018	23,704	7,253	225,570	266,545
Total assets	$388,121	$487,266	$314,597	$225,570	$1,415,554

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)
During the nine months ended September 30, 2016, the Company purchased an airplane for $9.9 million. The asset is included in the table above in Corporate, Financial Services, and Unallocated Other Assets, and within Property and Equipment - Net in our Unaudited Condensed Consolidated Balance Sheets.

NOTE 11. Supplemental Guarantor Information
The Company’s obligations under the 2021 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are not guaranteed by all of the Company’s subsidiaries and therefore, the Company has disclosed condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The Guarantor Subsidiaries of the 2021 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are the same.
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
As of September 30, 2016, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2021 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$431,903	$10,561	$—	$442,464
Costs and expenses:
Land and housing	—	363,635	—	—	363,635
General and administrative	—	24,340	4,820	—	29,160
Selling	—	27,663	—	—	27,663
Equity in income of unconsolidated joint ventures	—	—	(24)	—	(24)
Interest	—	3,036	551	—	3,587
Total costs and expenses	—	418,674	5,347	—	424,021

Income before income taxes	—	13,229	5,214	—	18,443

Provision for income taxes	—	5,601	1,900	—	7,501

Equity in subsidiaries	10,942	—	—	(10,942)	—

Net income	10,942	7,628	3,314	(10,942)	10,942

Preferred dividends	1,218	—	—	—	1,218

Net income to common shareholders	$9,724	$7,628	$3,314	$(10,942)	$9,724

	Three Months Ended September 30, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$354,181	$9,276	$—	$363,457
Costs and expenses:
Land and housing	—	285,416	—	—	285,416
General and administrative	—	19,080	4,571	—	23,651
Selling	—	24,270	—	—	24,270
Equity in income of unconsolidated joint ventures	—	—	(36)	—	(36)
Interest	—	3,246	412	—	3,658
Total costs and expenses	—	332,012	4,947	—	336,959

Income before income taxes	—	22,169	4,329	—	26,498

Provision for income taxes	—	9,531	1,397	—	10,928

Equity in subsidiaries	15,570	—	—	(15,570)	—

Net income	15,570	12,638	2,932	(15,570)	15,570

Preferred dividends	1,218	—	—	—	1,218

Net income to common shareholders	$14,352	$12,638	$2,932	$(15,570)	$14,352

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended September 30, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,137,517	$30,564	$—	$1,168,081
Costs and expenses:
Land and housing	—	943,515	—	—	943,515
General and administrative	—	64,727	13,522	—	78,249
Selling	—	75,462	—	—	75,462
Equity in income of unconsolidated joint ventures	—	—	(413)	—	(413)
Interest	—	11,715	1,445	—	13,160
Total costs and expenses	—	1,095,419	14,554	—	1,109,973

Income before income taxes	—	42,098	16,010	—	58,108

Provision for income taxes	—	16,487	5,574	—	22,061

Equity in subsidiaries	36,047	—	—	(36,047)	—

Net income	36,047	25,611	10,436	(36,047)	36,047

Preferred dividends	3,656	—	—	—	3,656

Net income to common shareholders	$32,391	$25,611	$10,436	$(36,047)	$32,391

	Nine Months Ended September 30, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$923,164	$26,308	$—	$949,472
Costs and expenses:
Land and housing	—	744,194	—	—	744,194
General and administrative	—	53,334	11,356	—	64,690
Selling	—	64,891	—	—	64,891
Equity in income of unconsolidated joint ventures	—	—	(248)	—	(248)
Interest	—	10,732	1,138	—	11,870
Total costs and expenses	—	873,151	12,246	—	885,397

Income before income taxes	—	50,013	14,062	—	64,075

Provision for income taxes	—	20,690	4,897	—	25,587

Equity in subsidiaries	38,488	—	—	(38,488)	—

Net income	38,488	29,323	9,165	(38,488)	38,488

Preferred dividends	3,656	—	—	—	3,656

Net income to common shareholders	$34,832	$29,323	$9,165	$(38,488)	$34,832

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$7,161	$15,149	$—	$22,310
Restricted cash	—	998	—	—	998
Mortgage loans held for sale	—	—	95,545	—	95,545
Inventory	—	1,225,153	—	—	1,225,153
Property and equipment - net	—	21,221	571	—	21,792
Investment in unconsolidated joint ventures	—	6,017	20,511	—	26,528
Deferred income taxes, net of valuation allowances	—	39,944	—	—	39,944
Investment in subsidiaries	649,961	—	—	(649,961)	—
Intercompany assets	417,303	—	—	(417,303)	—
Other assets	1,924	50,391	12,652	—	64,967
TOTAL ASSETS	$1,069,188	$1,350,885	$144,428	$(1,067,264)	$1,497,237

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$109,808	$371	$—	$110,179
Customer deposits	—	26,439	—	—	26,439
Intercompany liabilities	—	399,251	18,052	(417,303)	—
Other liabilities	—	94,998	4,971	—	99,969
Community development district obligations	—	551	—	—	551
Obligation for consolidated inventory not owned	—	5,862	—	—	5,862
Notes payable bank - homebuilding operations	—	85,000	—	—	85,000
Notes payable bank - financial services operations	—	—	91,483	—	91,483
Notes payable - other	—	8,566	—	—	8,566
Convertible senior subordinated notes due 2017 - net	56,949	—	—	—	56,949
Convertible senior subordinated notes due 2018 - net	85,246	—	—	—	85,246
Senior notes due 2021 - net	295,401	—	—	—	295,401
TOTAL LIABILITIES	437,596	730,475	114,877	(417,303)	865,645

SHAREHOLDERS’ EQUITY	631,592	620,410	29,551	(649,961)	631,592

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,069,188	$1,350,885	$144,428	$(1,067,264)	$1,497,237

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$—	$18,156	$(7,951)	$10,205
Restricted cash	—	2,896	—	—	2,896
Mortgage loans held for sale	—	—	127,001	—	127,001
Inventory	—	1,112,042	—	—	1,112,042
Property and equipment - net	—	12,222	675	—	12,897
Investment in unconsolidated joint ventures	—	17,425	19,542	—	36,967
Deferred income taxes, net of valuation allowances	—	67,255	149	—	67,404
Investment in subsidiaries	621,052	—	—	(621,052)	—
Intercompany assets	408,847	—	—	(408,847)	—
Other assets	2,626	32,335	11,181	—	46,142
TOTAL ASSETS	$1,032,525	$1,244,175	$176,704	$(1,037,850)	$1,415,554

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$94,554	$275	$(7,951)	$86,878
Customer deposits	—	19,567	—	—	19,567
Intercompany liabilities	—	387,439	21,408	(408,847)	—
Other liabilities	—	88,550	5,120	—	93,670
Community development district obligations	—	1,018	—	—	1,018
Obligation for consolidated inventory not owned	—	6,007	—	—	6,007
Notes payable bank - homebuilding operations	—	43,800	—	—	43,800
Notes payable bank - financial services operations	—	—	123,648	—	123,648
Notes payable - other	—	8,441	—	—	8,441
Convertible senior subordinated notes due 2017 - net	56,518	—	—	—	56,518
Convertible senior subordinated notes due 2018 - net	84,714	—	—	—	84,714
Senior notes due 2021 - net	294,727	—	—	—	294,727
TOTAL LIABILITIES	435,959	649,376	150,451	(416,798)	818,988

SHAREHOLDERS’ EQUITY	596,566	594,799	26,253	(621,052)	596,566

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,032,525	$1,244,175	$176,704	$(1,037,850)	$1,415,554

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$7,138	$(18,192)	$44,712	$(7,138)	$26,520

INVESTING ACTIVITIES:
Restricted cash	—	1,880	—	—	1,880
Purchase of property and equipment	—	(11,565)	(54)	—	(11,619)
Intercompany investing	(3,555)	—	—	3,555	—
Investments in and advances to unconsolidated joint ventures	—	(5,504)	(4,556)	—	(10,060)
Net cash (used in) provided by investing activities	(3,555)	(15,189)	(4,610)	3,555	(19,799)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	276,800	—	—	276,800
Principal repayments of bank borrowings - homebuilding operations	—	(235,600)	—	—	(235,600)
Net proceeds from bank borrowings - financial services operations	—	—	(32,165)	—	(32,165)
Principal proceeds from notes payable - other and CDD bond obligations	—	125	—	—	125
Proceeds from exercise of stock options	73	—	—	—	73
Intercompany financing	—	(630)	(3,766)	4,396	—
Dividends paid	(3,656)	—	(7,138)	7,138	(3,656)
Debt issue costs	—	(153)	(40)	—	(193)
Net cash (used in) provided by financing activities	(3,583)	40,542	(43,109)	11,534	5,384

Net increase (decrease) in cash and cash equivalents	—	7,161	(3,007)	7,951	12,105
Cash and cash equivalents balance at beginning of period	—	—	18,156	(7,951)	10,205
Cash and cash equivalents balance at end of period	$—	$7,161	$15,149	$—	$22,310

	Nine Months Ended September 30, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$2,428	$(114,357)	$19,161	$(2,428)	$(95,196)

INVESTING ACTIVITIES:
Restricted cash	—	3,615	—	—	3,615
Purchase of property and equipment	—	(1,939)	(64)	—	(2,003)
Intercompany Investing	193	—	—	(193)	—
Investments in and advances to unconsolidated joint ventures	—	(2,728)	(7,997)	—	(10,725)
Net proceeds from the sale of mortgage servicing rights	—	—	3,065	—	3,065
Net cash provided by (used in) investing activities	193	(1,052)	(4,996)	(193)	(6,048)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	329,400	—	—	329,400
Principal repayments of bank borrowings - homebuilding operations	—	(203,300)	—	—	(203,300)
Net repayments of bank borrowings - financial services operations	—	—	(12,140)	—	(12,140)
Principal repayments of notes payable - other and CDD bond obligations	—	(155)	—	—	(155)
Proceeds from exercise of stock options	1,035	—	—	—	1,035
Intercompany financing	—	(6,158)	5,965	193	—
Dividends paid	(3,656)	—	(2,428)	2,428	(3,656)
Debt issue costs	—	(380)	(40)	—	(420)
Net cash (used in) provided by financing activities	(2,621)	119,407	(8,643)	2,621	110,764

Net increase in cash and cash equivalents	—	3,998	5,522	—	9,520
Cash and cash equivalents balance at beginning of period	—	3,872	11,663	—	15,535
Cash and cash equivalents balance at end of period	$—	$7,870	$17,185	$—	$25,055

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having delivered over 97,000 homes since we commenced homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)) and, following our acquisition of a privately-held homebuilder in the Minneapolis/St. Paul market in December 2015, we also currently operate under the name Hans Hagen Homes in that market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended September 30, 2016 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Form 10-K.

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
Houston, Texas
San Antonio, Texas
On July 1, 2016, we entered the Sarasota, Florida market.

Overview
During both the three and nine months ended September 30, 2016, we experienced generally favorable demand for new homes in most of our markets as a result of increases in employment, low interest rates, improved consumer confidence, improved mortgage availability and a limited supply of new homes. While industry-wide new home sales continue at a pace below historical averages, the generally favorable demand for new homes and the continued execution of our strategic business initiatives enabled us to achieve the following results, in comparison to the three and nine months ended September 30, 2015:

•	New contracts increased 10% and 18%, respectively

•	Homes delivered increased 15% to 1,148 homes and 17% to 3,066 homes, respectively

•	Average price of homes delivered increased 5% to $365,000 and 6% to $361,000, respectively

•	Number of homes in backlog at September 30, 2016 increased 24% to 2,221, and our total sales value in backlog increased 25% to $821.5 million

•	Revenue increased 22% and 23%, respectively

•	Selling, general and administrative expense as a percentage of revenue improved 40 basis points to 12.8% and 40 basis points to 13.2%, respectively

Income before income taxes for the third quarter of 2016 decreased 30% from $26.5 million in the third quarter of 2015 to $18.4 million in the third quarter of 2016. Income before income taxes for the third quarter of 2016 was unfavorably impacted by a $14.5 million charge for known and estimated future stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6). This impact to income before income taxes was partially offset by a $0.2 million increase in land sale profit in the third quarter of 2016 ($1.1 million) compared to the third quarter of 2015 ($0.9 million). Excluding the stucco-related charges for the three months ended September 30, 2016 and land sale profits in both periods, which can vary significantly from quarter to quarter based on the timing of certain land transactions, adjusted income before income taxes increased 25% from $25.6 million in the third quarter of 2015 to $31.9 million in the third quarter of 2016. For the nine months ended September 30, 2016, income before income taxes decreased 9% from $64.1 million for the nine months ended September 30, 2015 to $58.1 million for the nine months ended September 30, 2016. Income before income taxes for the nine months ended September 30, 2016 was unfavorably impacted by a $19.4 million charge in 2016 for known and estimated future stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6), and by a $3.3 million reduction in land sale profit in 2016's first nine months ($3.1 million) compared to the nine months ended September 30, 2015 ($6.4 million). Excluding stucco-related charges for the nine months ended September 30, 2016 and land sale profits in both periods , adjusted income before income taxes increased 29% from $57.7 million in 2015's first nine months to $74.4 million in 2016's first nine months. The calculation of adjusted income before income taxes, which we believe provides a clearer measure of the ongoing performance of our business, is described and reconciled to income before income taxes, the financial measure that is calculated using our GAAP results, below under “Non-GAAP Financial Measures.”
We believe that our results in both the third quarter and nine months ended September 30, 2016 were positively impacted by: the generally favorable demand for new homes discussed above; our strategic growth and investment in new communities; continued improvement in our mix of communities and better locations within each of our markets; our continued focus on controlling overall costs; and the strong performance of our financial services operations.
Summary of Company Financial Results
In the third quarter of 2016, we achieved net income to common shareholders of $9.7 million, or $0.35 per diluted share. This compares to net income to common shareholders of $14.4 million, or $0.51 per diluted share, in 2015's third quarter. Net income in each period included $1.2 million in dividend payments made to holders of our Series A Preferred Shares. In the nine months ended September 30, 2016, we achieved net income to common shareholders of $32.4 million, or $1.17 per diluted share. This compares to net income to common shareholders of $34.8 million, or $1.25 per diluted share, in nine months ended September 30, 2015. Net income in each period included $3.7 million in dividend payments made to holders of our Series A Preferred Shares.
During the quarter ended September 30, 2016, we recorded third quarter record total revenue of $442.5 million, of which $419.2 million was from homes delivered, $12.7 million was from land sales and $10.6 million was from our financial services operations. Revenue from homes delivered increased 21% in 2016's third quarter compared to the same period in 2015 driven primarily by a 15% increase in the number of homes delivered (154 units) and a 5% increase in the average sales price of homes delivered ($16,000 per home delivered). Revenue from land sales increased $5.1 million from 2015's third quarter primarily due to strategic land sales in our Mid-Atlantic region compared to prior year (as our homebuilding operations generate revenue from the sale of land in the normal course of operations from time to time). During the nine months ended September 30, 2016, we recorded record total revenue of $1.2 billion, of which $1.1 billion was from homes delivered, $31.8 million was from land sales and $30.6 million was from our financial services operations. Revenue from homes delivered increased 24% during the nine months ended September 30, 2016 compared to the same period in 2015 driven primarily by a 17% increase in the number of homes delivered (436 units) and a 6% increase in the average sales price of homes delivered ($22,000 per home delivered). Revenue from land sales increased $0.3 million during 2016's first nine months primarily due to increased land sales in our Mid-Atlantic region in the current year compared to the prior year. Revenue in our financial services segment increased 14% to $10.6 million and 16% to $30.6 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 as a result of increases in the number of loan originations, increases in the average loan amount, and more favorable market conditions resulting in higher margins on our loans sold in both periods than we experienced in the prior year.
Total gross margin (total revenue less total land and housing costs) increased $0.8 million in the third quarter of 2016 compared to the third quarter of 2015 as a result of a $1.3 million improvement in the gross margin of our financial services operations offset, in part, by a $0.5 million decline in the gross margin of our homebuilding operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) declined $0.7 million, due to a $14.5 million charge for known and estimated future stucco-related repair costs in certain of our Florida communities during the third quarter of 2016, partially offset by the 15% increase in the number of homes delivered and the 5% increase in the average sales price of homes delivered. Our housing gross margin percentage declined 360 basis points from 19.6% in prior year's third quarter to 16.0% in 2016's third quarter. Exclusive of the stucco-related charge, our adjusted housing gross margin percentage declined slightly by 10 basis points to 19.5% in the third quarter of 2016, largely as a result of product mix and the mix of communities delivering homes, as well as higher construction and lot costs in the third quarter of 2016 compared to 2015's third quarter. Our gross margin on land sales improved $0.2 million as a result of increased land sales in the third quarter of 2016 compared to the third quarter of 2015. Total gross margin increased $19.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of a $15.0 million improvement in the gross margin of our homebuilding operations and a $4.3 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $18.3 million, due to the 17% increase in the number of homes delivered and the 6% increase in the average sales price of homes delivered, partially offset by a $19.4 million charge for known and estimated future stucco-related repair costs in certain of our Florida communities during 2016's first nine months. Our housing gross margin percentage declined 210 basis points from 19.4% in the prior year to 17.3% in 2016's first nine months. Exclusive of the stucco-related charge, our adjusted housing gross margin percentage declined 40 basis points to 19.0% in the nine months ended September 30, 2016, largely as a result of both a change in product mix and the mix of communities delivering homes, as well as higher construction and lot costs in 2016's first nine months compared to 2015's first nine months. The calculation of adjusted housing gross margin, which we believe provides a clearer measure of the ongoing performance of our business, is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Non-GAAP Financial Measures.” Our gross margin on land sales declined $3.3 million in the nine months ended September 30, 2016 compared to the same period in 2015 as a result of increased profits on land sales made in the prior year compared to the current year.

We believe the increased sales volume and higher sales prices on homes delivered during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 were driven primarily by better pricing leverage in select locations and submarkets and shifts in both product and community mix. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. As a result, our housing gross margin may fluctuate up or down from quarter to quarter depending on the mix of communities delivering homes. The pricing improvements were offset by higher average lot and construction costs related to homebuilding industry conditions and normal supply and demand dynamics which led to the decline in our housing gross margin percentage for both the third quarter and first nine months of 2016 as described above. During the three and nine months ended September 30, 2016 and 2015, we were able to pass a portion of the higher construction and lot costs to our homebuyers in the form of higher sales prices. However, we cannot provide any assurance that we will be able to continue to raise prices.
For the three months ended September 30, 2016, selling, general and administrative expense increased $8.9 million, which partially offset the increase in our gross margin discussed above, but declined as a percentage of revenue from 13.2% in the third quarter of 2015 to 12.8% in the third quarter of 2016. Selling expense increased $3.4 million from 2015's third quarter and improved as a percentage of revenue to 6.3% in 2016's third quarter compared to 6.7% for the same period in 2015. Variable selling expense for sales commissions contributed $2.3 million to the increase due to the higher average sales price of homes delivered and higher number of homes delivered. The increase in selling expense was also attributable to a $1.1 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased community count. General and administrative expense increased $5.5 million compared to the third quarter of 2015 and increased slightly as a percentage of revenue to 6.6% in the third quarter of 2016 compared to 6.5% for the same period in 2015. This dollar increase was primarily due to a $3.8 million increase in compensation expense due to an increase in employee count as well as higher incentive compensation due to improved operating results, a $0.5 million increase related to start-up costs associated with our new Minneapolis/St. Paul division, a $0.4 million increase in land related expenses primarily due to our increased community count, a $0.3 million increase in depreciation expense, and a $0.3 million increase in costs associated with new information systems, and a $0.2 million increase in other miscellaneous expenses. For the nine months ended September 30, 2016, selling, general and administrative expense increased $24.1 million, which partially offset the increase in our gross margin discussed above, but declined as a percentage of revenue from 13.6% in 2015's first nine months to 13.2% in the nine months ended September 30, 2016. Selling expense increased $10.6 million from the nine months ended September 30, 2015 and improved as a percentage of revenue to 6.5% in 2016's first nine months compared to 6.8% for the same period in 2015. Variable selling expense for sales commissions contributed $7.8 million to the increase due to the higher average sales price of homes delivered and higher number of homes delivered. The increase in selling expense was also attributable to a $2.8 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased community count. General and administrative expense increased $13.5 million compared to the nine months ended September 30, 2015 but improved as a percentage of revenue from 6.8% in the nine months ended September 30, 2015 to 6.7% in 2016's first nine months. This dollar increase was primarily due to a $7.3 million increase in compensation expense due to an increase in employee count as well as higher incentive compensation due to improved operating results, a $1.8 million increase in land related expenses primarily due to our increased community count, a $1.0 million increase related to start-up costs associated with our new Minneapolis/St. Paul division, a $0.9 million increase in depreciation expense, a $0.7 million increase in costs associated with new information systems, a $0.4 million increase in professional fees, a $0.4 million increase in rent expense, a $0.3 million increase in expenses related to mortgage loans sold, and a $0.7 million increase in other miscellaneous expenses.
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
Consistent with these objectives, we took a number of steps during the nine months ended September 30, 2016 for continued improvement in 2016 and beyond, including investing $147.0 million in land acquisitions and $121.8 million in land development to help grow our presence in our existing markets. We currently estimate that we will spend approximately $425 million to $450 million on land purchases and land development in 2016. However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home sales and deliveries and we will adjust our land spending accordingly. We opened 34 communities and closed 35 communities in the nine months ended September 30, 2016, ending 2016's first nine months with a total of 174 communities compared to 166 communities at September 30, 2015.
Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics will continue in the future.

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Revenue:
Midwest homebuilding	$166,928	$128,121	$438,016	$331,479
Southern homebuilding	143,315	137,185	414,974	341,139
Mid-Atlantic homebuilding	121,659	88,875	284,527	250,546
Financial services (a)	10,562	9,276	30,564	26,308
Total revenue	$442,464	$363,457	$1,168,081	$949,472

Gross margin:
Midwest homebuilding	$35,437	$25,170	$88,104	$64,728
Southern homebuilding (b)	11,525	28,025	55,489	68,716
Mid-Atlantic homebuilding	21,305	15,570	50,409	45,526
Financial services (a)	10,562	9,276	30,564	26,308
Total gross margin	$78,829	$78,041	$224,566	$205,278

Selling, general and administrative expense:
Midwest homebuilding	$14,809	$11,659	$39,161	$31,202
Southern homebuilding	16,774	14,165	47,109	38,295
Mid-Atlantic homebuilding	9,946	9,220	27,582	26,150
Financial services (a)	4,618	4,420	12,983	10,883
Corporate	10,676	8,457	26,876	23,051
Total selling, general and administrative expense	$56,823	$47,921	$153,711	$129,581

Operating income (loss):
Midwest homebuilding	$20,628	$13,511	$48,943	$33,526
Southern homebuilding (b)	(5,249)	13,860	8,380	30,421
Mid-Atlantic homebuilding	11,359	6,350	22,827	19,376
Financial services (a)	5,944	4,856	17,581	15,425
Corporate	(10,676)	(8,457)	(26,876)	(23,051)
Total operating income	$22,006	$30,120	$70,855	$75,697

Interest expense:
Midwest homebuilding	$647	$649	$2,539	$2,536
Southern homebuilding	1,788	1,649	6,118	5,185
Mid-Atlantic homebuilding	601	948	3,058	3,011
Financial services (a)	551	412	1,445	1,138
Total interest expense	$3,587	$3,658	$13,160	$11,870

Equity in income of unconsolidated joint ventures	(24)	(36)	(413)	(248)

Income before income taxes	$18,443	$26,498	$58,108	$64,075

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

(b)
Includes a $14.5 million and $19.4 million charge for known and estimated future stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6) taken during the three and nine months ended September 30, 2016, respectively.

The following tables show total assets by segment at September 30, 2016 and December 31, 2015:

	At September 30, 2016
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,820	$24,778	$4,396	$—	$32,994
Inventory (a)	406,832	472,255	313,072	—	1,192,159
Investments in unconsolidated joint ventures	8,468	18,060	—	—	26,528
Other assets (b)	13,144	22,348	19,995	190,069	245,556
Total assets	$432,264	$537,441	$337,463	$190,069	$1,497,237

	At December 31, 2015
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,379	$16,128	$4,203	$—	$23,710
Inventory (a)	368,748	416,443	303,141	—	1,088,332
Investments in unconsolidated joint ventures	5,976	30,991	—	—	36,967
Other assets	10,018	23,704	7,253	225,570	266,545
Total assets	$388,121	$487,266	$314,597	$225,570	$1,415,554

(a)
Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)
During the nine months ended September 30, 2016, the Company purchased an airplane for $9.9 million. The asset is included in the table above in Corporate, Financial Services, and Unallocated Other Assets, and within Property and Equipment - Net in our Unaudited Condensed Consolidated Balance Sheets.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Midwest Region
Homes delivered	443	363	1,163	962
New contracts, net	407	341	1,409	1,158
Backlog at end of period	918	701	918	701
Average sales price of homes delivered	$374	$350	$375	$341
Average sales price of homes in backlog	$388	$378	$388	$378
Aggregate sales value of homes in backlog	$355,797	$265,078	$355,797	$265,078
Revenue homes	$165,894	$127,172	$435,717	$328,506
Revenue third party land sales	$1,034	$949	$2,299	$2,973
Operating income homes (a)	$19,936	$13,307	$47,938	$32,798
Operating income land	$692	$204	$1,005	$728
Number of average active communities	62	65	67	64
Number of active communities, end of period	60	67	60	67
Southern Region
Homes delivered	410	377	1,158	964
New contracts, net	437	399	1,444	1,220
Backlog at end of period	846	706	846	706
Average sales price of homes delivered	$345	$348	$344	$333
Average sales price of homes in backlog	$350	$363	$350	$363
Aggregate sales value of homes in backlog	$296,145	$255,995	$296,145	$255,995
Revenue homes	$141,382	$131,265	$398,249	$321,085
Revenue third party land sales	$1,933	$5,920	$16,725	$20,054
Operating income homes (a) (b)	$(5,650)	$13,157	$6,458	$26,613
Operating income land	$401	$703	$1,922	$3,808
Number of average active communities	72	61	70	56
Number of active communities, end of period	74	62	74	62
Mid-Atlantic Region
Homes delivered	295	254	745	704
New contracts, net	244	248	903	818
Backlog at end of period	457	381	457	381
Average sales price of homes delivered	$380	$347	$365	$344
Average sales price of homes in backlog	$371	$357	$371	$357
Aggregate sales value of homes in backlog	$169,552	$135,843	$169,552	$135,843
Revenue homes	$111,952	$88,125	$271,735	$242,083
Revenue third party land sales	$9,707	$750	$12,792	$8,463
Operating income homes (a)	$11,388	$6,352	$22,658	$17,548
Operating income land	$(29)	$(2)	$169	$1,828
Number of average active communities	40	35	39	35
Number of active communities, end of period	40	37	40	37
Total Homebuilding Regions
Homes delivered	1,148	994	3,066	2,630
New contracts, net	1,088	988	3,756	3,196
Backlog at end of period	2,221	1,788	2,221	1,788
Average sales price of homes delivered	$365	$349	$361	$339
Average sales price of homes in backlog	$370	$367	$370	$367
Aggregate sales value of homes in backlog	$821,494	$656,917	$821,494	$656,917
Revenue homes	$419,228	$346,562	$1,105,701	$891,674
Revenue third party land sales	$12,674	$7,619	$31,816	$31,490
Operating income homes (a)	$25,674	$32,816	$77,054	$76,959
Operating income land	$1,064	$905	$3,096	$6,364
Number of average active communities	174	161	176	155
Number of active communities, end of period	174	166	174	166

(a)	Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

(b)
Includes a $14.5 million and $19.4 million charge for known and estimated future stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6) taken during the three and nine months ended September 30, 2016, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Financial Services
Number of loans originated	848	713	2,213	1,947
Value of loans originated	$250,306	$203,700	$654,905	$537,385

Revenue	$10,562	$9,276	$30,564	$26,308
Less: Selling, general and administrative expense	4,618	4,420	12,983	10,883
Interest expense	551	412	1,445	1,138

Income before income taxes	$5,393	$4,444	$16,136	$14,287

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Midwest	14.5%	17.0%	12.3%	15.8%
Southern	16.9%	17.7%	16.1%	15.3%
Mid-Atlantic	13.2%	12.4%	10.1%	11.5%

Total cancellation rate	15.2%	16.2%	13.3%	14.5%

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
Non-GAAP Financial Measures
This report contains information about our adjusted housing gross margin and adjusted income before income taxes, each of which constitutes a non-GAAP financial measure. Because adjusted housing gross margin and adjusted income before income taxes are not calculated in accordance with GAAP, these financial measures may not be completely comparable to similarly-titled measures used by other companies in the homebuilding industry and, therefore, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement our GAAP results in order to provide a greater understanding of the factors and trends affecting our operations.

Adjusted Housing Gross Margin and Adjusted Income Before Income Taxes. Adjusted housing gross margin and adjusted income before income taxes are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Housing revenue	$419,228	$346,562	$1,105,701	$891,674
Housing cost of sales	352,025	278,702	914,795	719,068

Housing gross margin	67,203	67,860	190,906	172,606
Add: Stucco-related charges (a)	14,500	—	19,409	—

Adjusted housing gross margin	$81,703	$67,860	$210,315	$172,606

Housing gross margin percentage	16.0%	19.6%	17.3%	19.4%
Adjusted housing gross margin percentage	19.5%	19.6%	19.0%	19.4%

Income before income taxes	$18,443	$26,498	$58,108	$64,075
Add: Stucco-related charges (a)	14,500	—	19,409	—
Subtract: Land sale gross profit (b)	(1,063)	(905)	(3,095)	(6,364)

Adjusted income before income taxes	$31,880	$25,593	$74,422	$57,711

(a)	Represents warranty charges for known and estimated future stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6).

(b)	Represents our profit margin on third-party land sales which can vary significantly from quarter to quarter based on the timing of certain land transactions.
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
Year Over Year Comparison
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Midwest Region. During the three months ended September 30, 2016, homebuilding revenue in our Midwest region increased $38.8 million, from $128.1 million in the third quarter of 2015 to $166.9 million in the third quarter of 2016. This 30% increase in homebuilding revenue was the result of a 22% increase in the number of homes delivered (80 units) and a 7% increase in the average sales price of homes delivered ($24,000 per home delivered). Operating income in our Midwest region increased $7.1 million, from $13.5 million during the third quarter of 2015 to $20.6 million during the three months ended September 30, 2016. The increase in operating income was primarily the result of an $10.3 million increase in our gross margin, offset, in part, by a $3.1 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $9.8 million, due to the 22% increase in the number of homes delivered and the 7% increase in the average sales price of homes delivered noted above as well as an improvement in housing gross margin percentage. Our housing gross margin percentage improved 130 basis points to 20.9% in the third quarter of 2016 compared to 19.6% in the prior year’s third quarter. Our gross margin on land sales improved $0.5 million as a result of increased profits on land sales made in the current year compared to the prior year.
Selling, general and administrative expense increased $3.1 million, from $11.7 million for the quarter ended September 30, 2015 to $14.8 million for the quarter ended September 30, 2016, but declined as a percentage of revenue to 8.9% compared to 9.1% for the same period in 2015. The increase in selling, general and administrative expense was attributable, in part, to a $2.0 million increase in selling expense due to (1) a $1.5 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered, $0.3 million of which was associated with our new Minneapolis/St. Paul division, and (2) a $0.5 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models in our new Minneapolis/St. Paul division. The increase in selling, general and administrative expense was also attributable to a $1.1 million increase in general and administrative expense, which was primarily related to a $0.6 million increase in compensation expense, a $0.3 million increase related to start-up costs associated with our new Minneapolis/St. Paul division, and a $0.2 million increase in land related expenses.
During the three months ended September 30, 2016, we experienced a 19% increase in new contracts in our Midwest region, from 341 in the third quarter of 2015 to 407 in the third quarter of 2016, and a 31% increase in backlog from 701 homes at September 30, 2015 to 918 homes at September 30, 2016. The increases in new contracts and backlog were partially due to the addition of 102 homes in backlog from our recent acquisition in Minneapolis/St. Paul, Minnesota together with improving sub-market conditions within the region. Average sales price in backlog increased to $388,000 at September 30, 2016 compared to $378,000 at September 30, 2015 which was due to higher-end product offerings. During the three months ended September 30, 2016, we opened two new communities in our Midwest region compared to six during 2015's third quarter. Our monthly absorption rate in our Midwest region increased to 2.2 per community in the third quarter of 2016 from 1.8 per community in the third quarter of 2015.
Southern Region. During the three months ended September 30, 2016, homebuilding revenue in our Southern region increased $6.1 million, from $137.2 million in the third quarter of 2015 to $143.3 million in the third quarter of 2016. This 4% increase in homebuilding revenue was the result of a 9% increase in the number of homes delivered (33 units), offset partially by a 1% decrease in the average sales price of homes delivered ($3,000 per home delivered) and a $4.0 million decrease in land sale revenue. Operating income in our Southern region decreased $19.1 million from $13.9 million in the third quarter of 2015 to an operating loss of $5.2 million during the quarter ended September 30, 2016. This operating loss was the result of a $16.5 million decline in our gross margin in addition to a $2.6 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered declined $16.2 million, due primarily to a $14.5 million charge for known and estimated future stucco-related repair costs in certain of our Florida communities during the third quarter of 2016 (as more fully discussed in Note 6), partially offset by the 9% increase in the number of homes delivered noted above. Our housing gross margin percentage declined from 20.8% in prior year’s third quarter to 7.9% in the third quarter of 2016. Exclusive of the stucco-related charge, however, our housing gross margin percentage declined 270 basis points to 18.1% in 2016's third quarter largely due to the mix of communities delivering homes and higher construction and lot costs. The calculation of adjusted housing gross margin, which we believe provides a clearer measure of the ongoing performance of our business, is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Segment Non-GAAP Financial Measures.” Our gross margin on land sales declined $0.3 million as a result of fewer strategic land sales in the third quarter of 2016 compared to the same period in 2015.
Selling, general and administrative expense increased $2.6 million from $14.2 million in the third quarter of 2015 to $16.8 million in the third quarter of 2016 and increased as a percentage of revenue to 11.7% compared to 10.3% for the third quarter of 2015. The increase in selling, general and administrative expense was attributable, in part, to a $1.0 million increase in selling expense primarily due to an increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $1.6 million increase in general and administrative expense, which was primarily related to a $1.1 million increase in compensation expense, a $0.2 million increase in land related expenses, and $0.3 million increase in other miscellaneous expenses.
During the three months ended September 30, 2016, we experienced a 10% increase in new contracts in our Southern region, from 399 in the third quarter of 2015 to 437 for the third quarter of 2016, and a 20% increase in backlog from 706 homes at September 30, 2015 to 846 homes at September 30, 2016. The increases in new contracts and backlog were primarily due to improved demand in our Florida markets as well as continued growth in many of our Texas markets. Average sales price in backlog decreased, however, to $350,000 at September 30, 2016 from $363,000 at September 30, 2015 due to a change in product type and market mix. During the three months ended September 30, 2016, we opened six communities in our Southern region compared to three during 2015's third quarter. Our monthly absorption rate in our Southern region declined to 2.0 per community in the third quarter of 2016 from 2.2 per community in the third quarter of 2015.
Mid-Atlantic Region. During the three month period ended September 30, 2016, homebuilding revenue in our Mid-Atlantic region increased $32.8 million from $88.9 million in the third quarter of 2015 to $121.7 million in the third quarter of 2016. This 37% increase in homebuilding revenue was the result of a 16% increase in the number of homes delivered (41 units), a 10% increase in the average sales price of homes delivered ($33,000 per home delivered), and a $9.0 million increase in land sale revenue compared to prior year due to an increase in strategic land sales throughout the quarter. Operating income in our Mid-Atlantic region increased $5.0 million, from $6.4 million in the third quarter of 2015 to $11.4 million during the quarter ended September 30, 2016. This improvement in operating income was primarily the result of a $5.7 million increase in our gross margin, offset, in part, by a $0.7 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $5.7 million, due to the 16% increase in the number of homes delivered and the 10% increase in the average sales price of homes delivered noted above in addition to an improvement in housing gross margin percentage. Our housing gross margin percentage improved by 140 basis points from 17.7% in last year’s third quarter to 19.1% in the third quarter of 2016. Our gross margin on land sales was flat for the third quarter of 2016 compared to the same period in 2015.
Selling, general and administrative expense increased $0.7 million from $9.2 million in the third quarter of 2015 to $9.9 million in the third quarter of 2016 but declined as a percentage of revenue to 8.2% compared to 10.4% for the third quarter of 2015. The increase in selling, general and administrative expense was primarily due to a $0.3 million increase in general and administrative expense, which was primarily related to an increase in incentive compensation related expenses due to improved operating results, in addition to a $0.4 million increase in selling expenses, which was primarily related to an increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered.
During the three months ended September 30, 2016, we experienced a 20% increase in the number of homes in backlog from 381 homes at September 30, 2015 to 457 homes at September 30, 2016. Average sales price of homes in backlog also increased from $357,000 at September 30, 2015 to $371,000 at September 30, 2016. New contracts, however, decreased slightly in our Mid-Atlantic region, from 248 in the third quarter of 2015 to 244 in the third quarter of 2016 as a result of the timing of opening of new communities, product mix in the region, and a slower absorption pace. During the three months ended September 30, 2016, we opened three communities in our Mid-Atlantic region compared to opening five during the third quarter of 2015. Our monthly absorption rate in our Mid-Atlantic region declined to 2.1 per community in the third quarter of 2016 from 2.4 per community in the third quarter of 2015.
Financial Services. Revenue from our mortgage and title operations increased $1.3 million (14%) from $9.3 million in the third quarter of 2015 to $10.6 million in the third quarter of 2016 as a result of a 19% increase in the number of loan originations, from 713 in the third quarter of 2015 to 848 in the third quarter of 2016, and a 3% increase in the average loan amount, from $286,000 in the quarter ended September 30, 2015 to $295,000 in the quarter ended September 30, 2016. We also experienced higher margins on the loans sold.
We ended our third quarter of 2016 with a $1.1 million increase in operating income compared to 2015's third quarter, which was primarily due to the increase in our revenue discussed above, offset, in part, by a $0.2 million increase in selling, general and administrative expense compared to the third quarter of 2015, which was attributable primarily to an increase in compensation expense.
At September 30, 2016, M/I Financial provided financing services in all of our markets. Approximately 85% of our homes delivered during the third quarter of 2016 were financed through M/I Financial, compared to 80% in the same period in 2015. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $2.2 million, from $8.5 million for the third quarter of 2015 to $10.7 million for the third quarter of 2016. The increase was primarily due to a $1.5 million increase in compensation expense related to our improved operating results, as well as a $0.3 million increase in depreciation expense, a $0.2 million increase in costs associated with new information systems, and a $0.2 million increase in other miscellaneous expenses.
Interest Expense - Net. Interest expense for the Company decreased $0.1 million, from $3.7 million in the three months ended September 30, 2015 to $3.6 million in the three months ended September 30, 2016. This decrease was primarily the result of a decline in our weighted average borrowing rate from 6.03% in the third quarter of 2015 to 5.80% for third quarter of 2016 which was primarily due to the lower interest rate payable on our senior notes outstanding at September 30, 2016 ($300.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Senior Notes”)) compared with the interest rate payable on the $230.0 million aggregate principal amount of 8.625% Senior Notes due 2018 (“2018 Senior Notes”) that were outstanding during the third quarter of 2015. Partially offsetting this decrease was an increase in our weighted average borrowings from $570.0 million in 2015's third quarter to $607.4 million in 2016's third quarter. The increase in our weighted average borrowings primarily related to the increase in the principal amount of our $300.0 million 2021 Senior Notes outstanding at September 30, 2016 compared to $230.0 million 2018 Senior Notes outstanding at September 30, 2015.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures represent our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During both the three months ended September 30, 2016 and 2015, the Company earned less than $0.1 million in equity in income from unconsolidated joint ventures.
Income Taxes. Our overall effective tax rate was 40.7% for the three months ended September 30, 2016 and 41.2% for the same period in 2015. The effective rate for the three months ended September 30, 2016 was primarily attributable to the impact of state tax rate changes and lower income before taxes as a result of the $14.5 million stucco-related charge taken during the third quarter of 2016 which lowered the estimated impact of annual tax benefits expected for the domestic production activities deduction that were realized during the third quarter of 2016.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Midwest Region. During the nine months ended September 30, 2016, homebuilding revenue in our Midwest region increased $106.5 million, from $331.5 million in the nine months ended September 30, 2015 to $438.0 million in the nine months ended September 30, 2016. This 32% increase in homebuilding revenue was the result of a 21% increase in the number of homes delivered (201 units) and a 10% increase in the average sales price of homes delivered ($34,000 per home delivered), offset partially by a $0.7 million decrease in land sale revenue. Operating income in our Midwest region increased $15.4 million, from $33.5 million during the nine months ended September 30, 2015 to $48.9 million during the nine months ended September 30, 2016. The increase in operating income was primarily the result of a $23.4 million increase in our gross margin, offset, in part, by a $8.0 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $23.1 million, due to the 21% increase in the number of homes delivered and the 10% increase in the average sales price of homes delivered noted above. Our housing gross margin percentage improved 50 basis points from 19.5% in prior year's first nine months to 20.0% for the same period in 2016, but was unfavorably impacted in the first nine months of 2016 by a $1.1 million charge for purchase accounting adjustments from our recent Minneapolis/St. Paul acquisition. Exclusive of this charge, our housing gross margin percentage improved 70 basis points to 20.2% in the first nine months of 2016 compared to 19.5% in last year’s first nine months. The calculation of adjusted housing gross margin, which we believe provides a clearer measure of the ongoing performance of our business, is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Segment Non-GAAP Financial Measures.” Our gross margin on land sales improved $0.3 million in the nine months ended September 30, 2016 compared to the same period in 2015 as a result of increased profits on land sales made in the current year compared to the prior year.

Selling, general and administrative expense increased $8.0 million, from $31.2 million for the nine months ended September 30, 2015 to $39.2 million for the nine months ended September 30, 2016, but declined as a percentage of revenue to 8.9% compared to 9.4% for the same period in 2015. The increase in selling, general and administrative expense was attributable, in part, to a $4.8 million increase in selling expense due to (1) a $3.4 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered, $1.2 million of which was associated with our new Minneapolis/St. Paul division, and (2) a $1.4 million increase in non-variable selling expenses associated with our sales offices and models, $0.8 million of which related to our new Minneapolis/St. Paul division. The increase in selling, general and administrative expense was also attributable to a $3.2 million increase in general and administrative expense, which was primarily related to a $2.6 million increase in compensation expense, $0.8 million of which related to our new Minneapolis/St. Paul division, and a $0.6 million increase in land-related expenses.
During the nine months ended September 30, 2016, we experienced a 22% increase in new contracts in our Midwest region, from 1,158 in the nine months ended September 30, 2015 to 1,409 in the first nine months of 2016, and a 31% increase in backlog from 701 homes at September 30, 2015 to 918 homes at September 30, 2016. The increases in new contracts and backlog were partially due to the addition of 102 homes in backlog from our recent acquisition in Minneapolis/St. Paul, Minnesota together with improving sub-market conditions within the region. Average sales price in backlog increased to $388,000 at September 30, 2016 compared to $378,000 at September 30, 2015 which was primarily due to higher-end product offerings. During the nine months ended September 30, 2016, we opened six new communities in our Midwest region compared to 13 during 2015's first nine months. Our monthly absorption rate in our Midwest region increased to 2.3 per community in the first nine months of 2016 from 2.0 per community in the nine months ended September 30, 2015.
Southern Region. During the nine months ended September 30, 2016, homebuilding revenue in our Southern region increased $73.9 million, from $341.1 million in the nine months ended September 30, 2015 to $415.0 million in the nine months ended September 30, 2016. This 22% increase in homebuilding revenue was the result of a 20% increase in the number of homes delivered (194 units) and a 3% increase in the average sales price of homes delivered ($11,000 per home delivered), partially offset by a $3.3 million decrease in land sale revenue. Operating income in our Southern region decreased $22.0 million from $30.4 million in the nine months ended September 30, 2015 to $8.4 million during the nine months ended September 30, 2016. This decrease in operating income was the result of a $13.2 million decline in our gross margin in addition to an $8.8 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered declined $11.3 million, due to a $19.4 million charge for known and estimated future stucco-related repair costs in certain of our Florida communities during 2016's first nine months (as more fully discussed in Note 6), partially offset by the 20% increase in the number of homes delivered and the 3% increase in the average sales price of homes delivered noted above. Our housing gross margin percentage declined from 20.2% in prior year's first nine months to 13.5% for the same period in 2016. Exclusive of the stucco-related charge, however, our housing gross margin percentage declined 190 basis points to 18.3% in the nine months ended

September 30, 2016 largely due to the mix of communities delivering homes and higher construction and lot costs. The calculation of adjusted housing gross margin, which we believe provides a clearer measure of the ongoing performance of our business, is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Segment Non-GAAP Financial Measures.” Our gross margin on land sales declined $1.9 million as a result of fewer strategic land sales in the nine months ended September 30, 2016 compared to the same period in 2015.
Selling, general and administrative expense increased $8.8 million from $38.3 million in the nine months ended September 30, 2015 to $47.1 million in the nine months ended September 30, 2016 and increased as a percentage of revenue to 11.4% compared to 11.2% for the nine months ended September 30, 2015. The increase in selling, general and administrative expense was attributable, in part, to a $5.0 million increase in selling expense due to (1) a $3.6 million increase in variable selling expenses resulting from increases in sales commissions from the higher average sales price of homes delivered and higher number of homes delivered, and (2) a $1.4 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $3.8 million increase in general and administrative expense, which was primarily related to a $2.2 million increase in compensation related expense, $0.3 million of which related to our new Sarasota division, a $0.9 million increase in land related expenses, a $0.3 million increase in architectural related expenses, and a $0.4 million increase in other miscellaneous expenses.
During the nine months ended September 30, 2016, we experienced an 18% increase in new contracts in our Southern region, from 1,220 in the nine months ended September 30, 2015 to 1,444 for the nine months ended September 30, 2016, and a 20% increase in backlog from 706 homes at September 30, 2015 to 846 homes at September 30, 2016. The increases in new contracts and backlog were primarily due to improved demand in our Florida markets as well as continued growth in many of our Texas markets. Average sales price in backlog decreased, however, to $350,000 at September 30, 2016 from $363,000 at September 30, 2015 due to a change in product type and market mix. During the nine months ended September 30, 2016, we opened 19 communities in our Southern region compared to 18 during 2015's first nine months. Our monthly absorption rate in our Southern region declined slightly to 2.3 per community in the nine months ended September 30, 2016 from 2.4 per community in the nine months ended September 30, 2015.
Mid-Atlantic Region. During the nine months ended September 30, 2016, homebuilding revenue in our Mid-Atlantic region increased $34.0 million from $250.5 million in the nine months ended September 30, 2015 to $284.5 million in 2016's first nine months. This 14% increase in homebuilding revenue was the result of a 6% increase in the average sales price of homes delivered ($21,000 per home delivered), a 6% increase in the number of homes delivered (41 units), and a $4.3 million increase in land sale revenue compared to prior year. Operating income in our Mid-Atlantic region increased $3.4 million, from $19.4 million in 2015's first nine months to $22.8 million during the nine months ended September 30, 2016. This increase in operating income was primarily the result of a $4.9 million increase in our gross margin, partially offset by a $1.4 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $6.5 million, due to the 6% increase in the average sales price of homes delivered and the 6% increase in the number of homes delivered noted above. Our housing gross margin percentage improved by 40 basis points from 18.1% in prior year's first nine months to 18.5% in 2016's first nine months. Our gross margin on land sales, however, declined $1.6 million in the nine months ended September 30, 2016 compared to the same period in 2015 due to lower profits on land sales in the current year compared to the prior year.

Selling, general and administrative expense increased $1.4 million from $26.2 million in the nine months ended September 30, 2015 to $27.6 million in 2016's first nine months but declined as a percentage of revenue to 9.7% compared to 10.4% for 2015's first nine months. The increase in selling, general and administrative expense was attributable, in part, to a $0.6 million increase in selling expense primarily due to an increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered. The increase in selling, general and administrative expense was also attributable to a $0.8 million increase in general and administrative expense, which was primarily related to an increase in compensation and land related expenses.
During the nine month period ended September 30, 2016, we experienced a 10% increase in new contracts in our Mid-Atlantic region, from 818 in the nine months ended September 30, 2015 to 903 in the nine months ended September 30, 2016, and a 20% increase in the number of homes in backlog from 381 homes at September 30, 2015 to 457 homes at September 30, 2016. Average sales price of homes in backlog increased from $357,000 at September 30, 2015 to $371,000 at September 30, 2016. We opened nine communities in our Mid-Atlantic region during the nine months ended September 30, 2016 compared to 11 during 2015's first nine months. Our monthly absorption rate in our Mid-Atlantic region was 2.6 per community in the nine months ended September 30, 2016, the same as in the nine months ended September 30, 2015.
Financial Services. Revenue from our mortgage and title operations increased $4.3 million (16%) from $26.3 million in the nine months ended September 30, 2015 to $30.6 million in the nine months ended September 30, 2016 as a result of a 14% increase in the number of loan originations, from 1,947 in the nine months ended September 30, 2015 to 2,213 in the nine months ended September 30, 2016, and a 7% increase in the average loan amount from $276,000 in the nine months ended September 30, 2015 to $296,000 in the nine months ended September 30, 2016. In addition, we experienced higher margins on our loans sold than we experienced in 2015's first nine months due to more favorable market conditions during the first nine months of 2016.

Our financial service operations ended the first nine months of 2016 with a $2.2 million increase in operating income compared to the nine months ended September 30, 2015, which was primarily due to the increase in our revenue discussed above, offset, in part, by a $2.1 million increase in selling, general and administrative expense compared to 2015's first nine months, which was primarily attributable to a $1.1 million increase in compensation expense, a $0.4 million increase in computer costs related to our investment in new information systems, a $0.3 million increase in expenses related to mortgage loans sold, and a $0.3 million increase in other miscellaneous expenses.
At September 30, 2016, M/I Financial provided financing services in all of our markets. Approximately 84% of our homes delivered during the nine months ended September 30, 2016 were financed through M/I Financial, compared to 80% in the same period in 2015. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $3.8 million, from $23.1 million for the nine months ended September 30, 2015 to $26.9 million for the nine months ended September 30, 2016. The increase was primarily due to a $1.6 million increase in compensation expense, $0.8 million increase in depreciation expense, a $0.3 million increase related to costs associated with new information systems, a $0.2 million increase in professional fees, and a $0.9 million increase in other miscellaneous expenses.
Interest Expense - Net. Interest expense for the Company increased $1.3 million, from $11.9 million in the nine months ended September 30, 2015 to $13.2 million in the nine months ended September 30, 2016. This increase was primarily the result of an increase in our weighted average borrowings from $535.9 million in the nine months ended September 30, 2015 to $610.8 million in the nine months ended September 30, 2016. The increase in our weighted average borrowings primarily related to an increase in borrowings under the Credit Facility during 2016's first nine months compared to 2015's first nine months, combined with an increase in the principal amount of senior notes outstanding at September 30, 2016 ($300.0 million aggregate principal amount of 2021 Senior Notes outstanding at September 30, 2016 compared to $230.0 million aggregate principal amount of 2018 Senior Notes outstanding at September 30, 2015). Partially offsetting this increase was a decline in our weighted average borrowing rate from 6.26% in the nine months ended September 30, 2015 to 5.79% for 2016's first nine months which was primarily due to the lower interest rate payable on the 2021 Senior Notes compared with the interest rate payable on the 2018 Senior Notes that were outstanding during the nine months ended September 30, 2015.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures represent our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During the nine months ended September 30, 2016 and 2015, the Company earned $0.4 million and $0.2 million in equity in income from unconsolidated joint ventures, respectively.
Income Taxes. Our overall effective tax rate was 38.0% for the nine months ended September 30, 2016 and 39.9% for the same period in 2015. The lower effective rate for the nine months ended September 30, 2016 was primarily attributable to the impact of annual tax benefits expected for the domestic production activities deduction and energy tax credits that were realized during 2016's first nine months.

Segment Non-GAAP Financial Measures. Adjusted housing gross margin for each of our Midwest and Southern regions is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Midwest region:
Housing revenue	$165,894	$127,172	$435,717	$328,506
Housing cost of sales	131,149	102,206	348,618	264,506

Housing gross margin	34,745	24,966	87,099	64,000
Add: Purchase accounting adjustments (a)	—	—	1,081	—

Adjusted housing gross margin	$34,745	$24,966	$88,180	$64,000

Housing gross margin percentage	20.9%	19.6%	20.0%	19.5%
Adjusted housing gross margin percentage	20.9%	19.6%	20.2%	19.5%

Southern region:
Housing revenue	$141,382	$131,265	$398,249	$321,085
Housing cost of sales	130,258	103,943	344,682	256,177

Housing gross margin	11,124	27,322	53,567	64,908
Add: Stucco-related charges (b)	14,500	—	19,409	—

Adjusted housing gross margin	$25,624	$27,322	$72,976	$64,908

Housing gross margin percentage	7.9%	20.8%	13.5%	20.2%
Adjusted housing gross margin percentage	18.1%	20.8%	18.3%	20.2%

(a)	Represents purchase accounting adjustments from our recent Minneapolis/St. Paul acquisition.

(b)	Represents warranty charges for known and estimated future stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6).
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At September 30, 2016, we had $23.3 million of cash, cash equivalents and restricted cash, with $22.3 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $12.1 million increase in unrestricted cash and cash equivalents from December 31, 2015. Our principal uses of cash for the nine months ended September 30, 2016 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, and short-term working capital and debt service requirements, including the repayment of amounts outstanding under our credit facilities. In order to fund these uses of cash, we used proceeds from home deliveries and the sale of mortgage loans, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
We are actively acquiring and developing lots in our markets to replenish and grow our lot supply and active community count. We expect to continue to expand our business based on the anticipated level of demand for new homes in our markets. During the nine months ended September 30, 2016, we delivered 3,066 homes, started 3,869 homes, and spent $147.0 million on land purchases and $121.8 million on land development. Based upon our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $425 million to $450 million on land purchases and land development during 2016, including the $268.8 million spent during the nine months ended September 30, 2016.
We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to these land option agreements, as of September 30, 2016, we had purchase agreements to acquire $589.8 million of land and lots during the remainder of 2016 through 2028.
Land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home deliveries and adjust our land spending accordingly.
Operating Cash Flow Activities. During the nine month period ended September 30, 2016, we had $26.5 million of cash provided by operating activities, compared to $95.2 million of cash used in operating activities during the nine months ended September 30, 2015. The cash provided by operating activities in the first nine months of 2016 was primarily a result of net income and deferred tax expense totaling $57.0 million, along with $32.5 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable and other liabilities totaling $41.3 million, offset partially by a $96.5 million increase in inventory. The $95.2 million of cash used in operating activities in the first nine months of 2015 was primarily a result of a $203.1 million increase in inventory, offset by net income and deferred tax expense totaling $62.0 million, along with $16.0 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable and other liabilities totaling $29.9 million.

Investing Cash Flow Activities. During the nine months ended September 30, 2016, we used $19.8 million of cash in investing activities, compared to $6.0 million of cash used in investing activities during the nine months ended September 30, 2015. This $13.8 million increase in cash used was primarily due to a $9.6 million increase in property and equipment primarily consisting of our purchase of an airplane during the first quarter of 2016 to assist in efficiency of managing our 15 operating divisions.

Financing Cash Flow Activities. During the nine months ended September 30, 2016, we generated $5.4 million of cash from financing activities, compared to generating $110.8 million of cash during the nine months ended September 30, 2015. The $105.4 million decrease in cash generated by financing activities was due to increased repayments of borrowings under our MIF credit facilities and our Credit Facility (as defined below), as well as decreased borrowings under our Credit Facility.
At September 30, 2016 and December 31, 2015, our ratio of homebuilding debt to capital was 46% and 45%, respectively, calculated as the carrying value of our outstanding homebuilding debt divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. The increase compared to December 31, 2015 was due to a moderately higher amount of homebuilding debt outstanding partially offset by an increase in shareholders’ equity at September 30, 2016. We believe that this ratio provides useful information regarding our financial position, for understanding the leverage employed in our operations and for comparing us with other homebuilders.
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
The Company is a party to three primary credit agreements: (1) a $400 million unsecured revolving credit facility dated July 18, 2013, as amended, with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $125 million secured mortgage warehousing agreement, dated June 24, 2016 (the “MIF Mortgage Warehousing Agreement”), with M/I Financial as borrower; and (3) a $15 million mortgage repurchase agreement with M/I Financial as borrower, dated November 3, 2015 (the “MIF Mortgage Repurchase Facility”).
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of September 30, 2016:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	10/20/2018	$85,000	$279,496
Notes payable – financial services (b)	(b)	$91,483	$539

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation, which totaled $536.2 million of availability at September 30, 2016, such that the full $400 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $85.0 million borrowings and $35.5 million of letters of credit outstanding at September 30, 2016, leaving $279.5 million available. The Credit Facility has an expiration date of October 20, 2018.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements as of September 30, 2016 was $165 million. The MIF Mortgage Warehousing Agreement has an expiration date of June 23, 2017 and the MIF Mortgage Repurchase Facility has an expiration date of November 1, 2016. M/I Financial expects to enter into an amendment to the MIF Mortgage Repurchase Facility prior to its expiration that would extend its term for an additional year, but M/I Financial can provide no assurances that it will be able to obtain such an extension.

Notes Payable - Homebuilding.

Homebuilding Credit Facility. The Credit Facility provides for an aggregate commitment amount of $400 million, including a $125 million sub-facility for letters of credit. The Credit Facility matures on October 20, 2018. For the quarter ended September 30, 2016, interest on amounts borrowed under the Credit Facility was payable at either the Alternate Base Rate plus a margin of 175 basis points, or at the Eurodollar Rate plus a margin of 275 basis points. These interest rates are subject to adjustment in subsequent periods based on the Company’s leverage ratio.

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $396.0 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
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
As of September 30, 2016, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of September 30, 2016:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$396.0	$575.9
Leverage Ratio	≤	0.60	0.49
Interest Coverage Ratio	≥	1.5 to 1.0	4.05 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$172.8	$20.9
Unsold Housing Units and Model Homes	≤	1,533	853

Homebuilding Letter of Credit Facilities. As of June 30, 2016, the Company was a party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”). During the third quarter of 2016, the Company terminated one Letter of Credit Facility, allowed another Letter of Credit Facility to expire by its terms, and extended the maturity date on the remaining Letter of Credit Facility for an additional year to September 30, 2017 and reduced the amount of the remaining facility from $5.0 million to $2.0 million. Under the terms of the remaining Letter of Credit Facility, letters of credit can be issued for maximum terms ranging from one year up to three years. The Letter of Credit Facility contains a cash collateral requirement of 101%. Upon maturity or the earlier termination of the Letter of Credit Facility, letters of credit that have been issued under the Letter of Credit Facility remain outstanding with cash collateral in place through the expiration date.

As of September 30, 2016, there was a total of $0.9 million of letters of credit issued under the Letter of Credit Facility, which was collateralized with $0.9 million of restricted cash.

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The Agreement provides a maximum borrowing availability of $125 million, which increases to $150 million during certain periods with higher expected mortgage origination volume, specifically from September 25, 2016 to October 15, 2016 and from December 15, 2016 to February 2, 2017. The MIF Mortgage Warehousing Agreement expires on June 23, 2017. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 250 basis points and (2) 2.75%.

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
As of September 30, 2016, there was $77.5 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of September 30, 2016:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.6 to 1.0
Liquidity	≥	$6.3	$12.2
Adjusted Net Income	>	$0.0	$10.4
Tangible Net Worth	≥	$12.5	$21.3

MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility with a maximum borrowing availability of $15 million and an expiration date of November 1, 2016. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of September 30, 2016, there was $13.9 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants as of September 30, 2016.
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

Senior Notes and Convertible Senior Subordinated Notes.

6.75% Senior Notes. In December 2015, the Company issued $300 million aggregate principal amount of 6.75% Senior Notes due 2021. The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of September 30, 2016, the Company was in compliance with all terms, conditions, and covenants under the indenture.

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

Weighted Average Borrowings. For the three months ended September 30, 2016 and 2015, our weighted average borrowings outstanding were $607.4 million and $570.0 million, respectively, with a weighted average interest rate of 5.80% and 6.03%, respectively. The increase in our weighted average borrowings related to the increase in the principal amount outstanding under our 2021 Senior Notes of $300.0 million, compared with $230.0 million of 2018 Senior Notes outstanding during the third quarter of 2015. The decline in our weighted average borrowing interest rate was also primarily due to the lower interest rate payable on the 2021 Senior Notes compared with the interest rate on the 2018 Senior Notes that were outstanding during the third quarter of 2015.

At September 30, 2016, we had $85.0 million outstanding under the Credit Facility. During the nine months ended September 30, 2016, the average daily amount outstanding under the Credit Facility was $102.2 million and the maximum amount outstanding under the Credit Facility was $149.9 million. Based on our current anticipated spending on home construction, land acquisition and development in the fourth quarter of 2016, offset by expected cash receipts from home deliveries, we expect to continue to borrow under the Credit Facility during 2016, with an estimated peak amount outstanding of less than $150 million. The actual amount borrowed in the remainder of 2016 (and the peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company and any repayments or redemptions of outstanding debt.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $35.5 million of letters of credit issued and outstanding under the Credit Facility at September 30, 2016. During the nine months ended September 30, 2016, the average daily amount of letters of credit outstanding under the Credit Facility was $36.9 million and the maximum amount of letters of credit outstanding under the Credit Facility was $39.9 million.

At September 30, 2016, M/I Financial had $77.5 million outstanding under the MIF Mortgage Warehousing Agreement.  During the nine months ended September 30, 2016, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $47.5 million and the maximum amount outstanding was $104.6 million.

At September 30, 2016, M/I Financial had $13.9 million outstanding under the MIF Mortgage Repurchase Facility.  During the nine months ended September 30, 2016, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $8.9 million and the maximum amount outstanding was $19.0 million, which occurred during January, while the “seasonal increase” provision was in effect and the maximum borrowing availability was $20.0 million.
Preferred Shares. At September 30, 2016, we had 2,000,000 depositary shares, each representing 1/1000th of a Series A Preferred Share, or 2,000 Series A Preferred Shares in the aggregate, outstanding. The Series A Preferred Shares have a liquidation preference equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the date of final distribution). Dividends on the Series A Preferred Shares are non-cumulative and, if declared by us, are paid at an annual rate of 9.75%. Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15. If there is a change of control of the Company and if the Company’s corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Series A Preferred Shares will increase to 10.75% per year. We may redeem the Series A Preferred Shares in whole or in part (provided, that any redemption that would reduce the aggregate liquidation preference of the Series A Preferred Shares below $25 million in the aggregate would be restricted to a redemption in whole only) at any time or from time to time at a cash redemption price equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the redemption date). Holders of the Series A Preferred Shares have no right to require redemption of the Series A Preferred Shares. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities, and will remain outstanding indefinitely unless redeemed by us. Holders of the Series A Preferred Shares have no voting rights, except with respect to those specified matters set forth in the Company’s Amended and Restated Articles of Incorporation or as otherwise required by applicable Ohio law, and no preemptive rights. The outstanding depositary shares are listed on the New York Stock Exchange under the trading symbol “MHO-PrA.” There is no separate public trading market for the Series A Preferred Shares except as represented by the depositary shares.
The indenture governing our 2021 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $137.7 million at September 30, 2016. We are permitted by the indenture to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance in our restricted payments basket. We declared and paid a quarterly dividend of $609.375 per share on our Series A Preferred Shares in the third quarter of 2016 and 2015 for $1.2 million and have paid an aggregate dividend payments of $3.7 million for the nine months ended September 30, 2016 and 2015. The determination to pay future dividends on, and make future repurchases of, our common shares and Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
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
Land Option Agreements.  In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2016 and December 31, 2015, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
At September 30, 2016, “Consolidated Inventory Not Owned” was $5.9 million. At September 30, 2016, the corresponding liability of $5.9 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of September 30, 2016 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $49.5 million, including cash deposits of $33.0 million, prepaid acquisition costs of $4.7 million, letters of credit of $5.3 million and $6.5 million of other non-cash deposits.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of September 30, 2016, the Company had outstanding $145.8 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through September 2024.  Included in this total are: (1) $102.1 million of performance and maintenance bonds and $29.3 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $7.1 million of financial letters of credit; and (3) $7.3 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit and mortgage repurchase facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permit borrowings of up to $565 million, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2016	2015
Best-effort contracts and related committed IRLCs	$3,799	$2,625
Uncommitted IRLCs	90,244	46,339
FMBSs related to uncommitted IRLCs	92,000	46,000
Best-effort contracts and related mortgage loans held for sale	6,927	100,152
FMBSs related to mortgage loans held for sale	87,000	27,000
Mortgage loans held for sale covered by FMBSs	87,700	26,690

The table below shows the measurement of assets and liabilities at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2016	2015
Mortgage loans held for sale	$95,545	$127,001
Forward sales of mortgage-backed securities	(338)	(93)
Interest rate lock commitments	709	321
Best-efforts contracts	(175)	(206)
Total	$95,741	$127,023

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2016	2015	2016	2015
Mortgage loans held for sale	$(1,127)	$1,585	$1,059	$761
Forward sales of mortgage-backed securities	1,443	(2,520)	(245)	(1,088)
Interest rate lock commitments	(531)	924	388	696
Best-efforts contracts	15	(125)	31	(253)
Total gain (loss) recognized	$(200)	$(136)	$1,233	$116

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of September 30, 2016. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at September 30, 2016. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total	9/30/2016
ASSETS:
Mortgage loans held for sale:
Fixed rate	$94,397	$—	$—	$—	$—	$—	$94,397	$91,958
Weighted average interest rate	3.52%	—%	—%	—%	—%	—%	3.52%
Variable rate	$3,617	$—	$—	$—	$—	$—	$3,617	$3,588
Weighted average interest rate	2.94%	—%	—%	—%	—%	—%	2.94%

LIABILITIES:
Long-term debt — fixed rate	$2,177	$57,952	$86,651	$299	$299	$300,234	$447,613	$469,449
Weighted average interest rate	3.37%	3.26%	3.02%	3.89%	3.37%	6.73%	5.55%
Short-term debt — variable rate	$176,483	$—	$—	$—	$—	$—	$176,483	$176,483
Weighted average interest rate	3.10%	—%	—%	—%	—%	—%	3.10%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have received claims related to stucco installation from homeowners in certain of our communities in our Tampa and Orlando, Florida markets and have been named as a defendant in legal proceedings initiated by certain of such homeowners. While we have estimated our overall future stucco repair costs, our review of the stucco-related issues in our Florida communities is ongoing. Our estimate of our overall stucco repair costs is based on our judgment and various assumptions. Given the inherent uncertainties, we cannot provide assurance that the final costs to resolve these claims will not exceed our accrual and adversely affect our results of operations, financial condition and cash flows. Please refer to Note 6 of the Company’s consolidated financial statements for further information regarding these stucco claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common shares or Series A Preferred Shares during the three months ended September 30, 2016.

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

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1	Termination of Letter of Credit Agreement by and between Wells Fargo Bank, National Association and M/I Homes, Inc., dated as of August 1, 2016. (Filed herewith.)

10.2	Amendment No. 2 to Amended and Restated Master Repurchase Agreement by and between M/I Financial and Sterling National Bank, dated as of August 8, 2016 . (Filed herewith).

10.3	Seventh Amended and Restated Master Letter of Credit Facility Agreement by and between M/I Homes, Inc. and U.S. Bank National Association, dated as of September 30, 2016. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	October 28, 2016	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	October 28, 2016	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Termination of Letter of Credit Agreement by and between Wells Fargo Bank, National Association and M/I Homes, Inc., dated as of August 1, 2016. (Filed herewith.)

10.2	Amendment No. 2 to Amended and Restated Master Repurchase Agreement by and between M/I Financial and Sterling National Bank, dated as of August 8, 2016 . (Filed herewith).

10.3	Seventh Amended and Restated Master Letter of Credit Facility Agreement by and between M/I Homes, Inc. and U.S. Bank National Association, dated as of September 30, 2016. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)