Form 10-K
period 2016-12-31
M I HOMES INC
filed 2017-02-17
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016

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

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares (its only class of common equity) held by non-affiliates (24,055,542 shares) was approximately $453.0 million.  The number of common shares of the registrant outstanding as of February 15, 2017 was 24,762,441.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Item 1. BUSINESS
General
M/I Homes, Inc. and subsidiaries (the “Company,” “we,” “us” or “our”) is one of the nation’s leading builders of single-family homes. The Company was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976, with 2016 marking our 40th year of business. Since that time, the Company has sold over 100,000 homes.
The Company consists of two distinct operations: homebuilding and financial services. Our homebuilding operations are aggregated for reporting purposes into three reporting segments - the Midwest, Mid-Atlantic and Southern regions. Our financial services operations support our homebuilding operations by providing mortgage loans and title services to the customers of our homebuilding operations and are reported as an independent segment. Please see Note 15 of our Consolidated Financial Statements for additional information related to the financial and operating results for each of our reporting segments.
Our homebuilding operations comprise the most substantial portion of our business, representing 98% of consolidated revenue in 2016 and 97% in 2015. We design, market, construct and sell single-family homes and attached townhomes to first-time, move-up, empty-nester and luxury buyers. In addition to home sales, our homebuilding operations generate revenue from the sale of land and lots. We use the term “home” to refer to a single-family residence, whether it is a single-family home or other type of residential property, and we use the term “community” to refer to a single development in which we construct homes. We primarily construct homes in planned development communities and mixed-use communities. We are currently offering homes for sale in 178 communities within 15 markets located in nine states. Our average sales price of homes delivered during 2016 was $359,000, and the average sales price of our homes in backlog at December 31, 2016 was $380,000. We offer homes ranging from a base sales price of approximately $170,000 to $1,200,000 and believe that this range of price points allows us to appeal to and attract a wide range of buyers. We further believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality within a given price range, providing superior customer service and offering mortgage and title services in order to fully serve our customers. In our experience, our product offerings and customer service make the homebuying process more efficient for our customers.
Our financial services operations generate revenue primarily from originating and selling mortgages and collecting fees for title insurance and closing services. We offer mortgage banking services to our homebuyers through our 100%-owned subsidiary, M/I Financial, LLC (“M/I Financial”). We offer title services through subsidiaries that are either 100% or majority owned by the Company. Our financial services operations accounted for 2% of our consolidated revenues in 2016 and 3% in 2015. See the “Financial Services” section below for additional information regarding our financial services operations.
Our principal executive offices are located at 3 Easton Oval, Suite 500, Columbus, Ohio 43219. The telephone number of our corporate headquarters is (614) 418-8000 and our website address is www.mihomes.com. Information on our website is not a part of and shall not be deemed incorporated by reference in this Form 10-K.

Markets
Our 15 homebuilding divisions are aggregated into the following three segments for reporting purposes:

Region	Market/Division	Year Operations Commenced
Midwest	Columbus, Ohio	1976
Midwest	Cincinnati, Ohio	1988
Midwest	Indianapolis, Indiana	1988
Midwest	Chicago, Illinois	2007
Midwest	Minneapolis/St. Paul, Minnesota	2015
Southern	Tampa, Florida	1981
Southern	Orlando, Florida	1984
Southern	Sarasota, Florida	2016
Southern	Houston, Texas	2010
Southern	San Antonio, Texas	2011
Southern	Austin, Texas	2012
Southern	Dallas/Fort Worth, Texas	2013
Mid-Atlantic	Charlotte, North Carolina	1985
Mid-Atlantic	Raleigh, North Carolina	1986
Mid-Atlantic	Washington, D.C.	1991

We believe we have experienced management teams in each of our divisions with local market expertise. Our business requires in-depth knowledge of local markets to acquire land in desirable locations and on favorable terms, engage subcontractors, plan communities that meet local demand, anticipate consumer tastes in specific markets, and assess local regulatory environments. Although we centralize certain functions (such as accounting, human resources, legal, land purchase approval, and risk management) to benefit from economies of scale, our local management, generally under the direction of an Area President and supervised by a Region President, exercises considerable autonomy in identifying land acquisition opportunities, developing and implementing product and sales strategies, and controlling costs.
Industry Overview and Current Market Conditions
Housing market conditions were generally favorable in 2016 as demand for new homes improved, reflecting positive underlying demographic and economic trends, including historically low interest rates and improved consumer confidence, higher employment levels in most of our markets and modest wage growth. Despite the increases in interest rates forecasted by the Federal Reserve, we expect continued modest improvement in the overall housing market in 2017 driven by these factors, accelerating household formation, improving own-versus-rent dynamics, and attractive home affordability relative to income levels. According to the U.S. Census Bureau, new home sales increased in 2016 with 563,000 new homes sold in the United States compared to 501,000 sold in 2015 and 435,000 sold in 2014, and we expect new home sales to continue to increase in 2017. The number of housing permits issued in the United States also increased to an estimated 1,187,000 in 2016 compared to 1,178,000 in 2015 and 1,033,000 in 2014.
Business Strategy
We believe that we are well-positioned to further improve our profitability and results in 2017 as a result of our market expansions into Texas and, most recently, Minneapolis/St. Paul, Minnesota and Sarasota, Florida, our competitive positions in our other markets, and our planned increase in our number of average active communities in 2017. Consistent with our focus on improving long-term financial results, we expect to continue to emphasize the following strategic business objectives in 2017:

•	profitably growing our presence in our existing markets, including opening new communities;

•	maintaining a strong balance sheet;

•	emphasizing customer service, product quality and design, and premier locations; and

•	reviewing new markets for investment opportunities.
However, we can provide no assurance that the positive trends reflected in our financial and operating metrics in 2015 and 2016 will continue in 2017.
Sales and Marketing
During 2016, we continued to focus our marketing efforts on first-time and move-up homebuyers, including home designs targeted to first-time, millennial and empty-nester homebuyers. We market and sell our homes primarily under the M/I Homes and Showcase

Collection (exclusively by M/I Homes) brands. Following our acquisition of a privately-held homebuilder in the Minneapolis/St. Paul market in December 2015, we use the Hans Hagen brand in that market. Our marketing efforts are directed at driving interest in and preference for the M/I Homes brands over other homebuilders or the resale market.
We provide our homebuyers with the following products, programs and services which we believe differentiate our brand: (1) homes with high quality construction located in attractive areas and desirable communities that are supported by our industry leading15-year transferable structural warranty in all of our markets other than Texas and a 10-year transferable structural warranty in our Texas markets; (2) fully furnished model homes and highly-trained sales consultants to build the buyer’s confidence and enhance the quality of the homebuying experience; (3) our Whole Home Building Standards which are designed to deliver features and benefits that satisfy the buyer’s expectation for a better-built home, including a more eco-friendly and energy efficient home that we believe will generally save our customers up to 30% on their energy costs compared to a home that is built to minimum code requirements; (4) our StyleSmart Design Centers and StyleSmart Design Consultants that assist our homebuyers in selecting product and design options; (5) our mortgage financing programs that we offer through M/I Financial, including competitive fixed-rate and adjustable-rate loans; (6) our Ready Now Homes program which offers homebuyers the opportunity to close on certain new homes in 60 days or less; and (7) our unwavering focus on customer care and customer satisfaction.
We invest in designing and decorating fully-furnished and distinctive model homes intended to create an atmosphere reflecting how people live today and help our customers imagine the possibilities for a “home of their own -- just the way they dreamed it.” We also carefully select the interior decorating and design of our model homes to reflect the lifestyles of our prospective buyers. We believe these models showcase our homes at their maximum livability and potential and provide ideas and inspiration for our customers to incorporate valuable design options into their new home.
Our company-employed sales consultants are trained and prepared to meet the buyer’s expectations and build the buyer’s confidence by fully explaining the features and benefits of our homes, helping each buyer determine which home best suits their needs, explaining the construction process, and assisting the buyer in choosing the best financing option. Significant attention is given to the ongoing training of all sales personnel to assure a high level of professionalism and product knowledge. As of December 31, 2016, we employed 197 home sales consultants.
By offering Whole Home Energy-Efficient Homes to our customers, we enable our homebuyers to save on their energy costs (the second largest cost of home ownership) compared to a home that is built to minimum code requirements. We use independent RESNET-Certified Raters and the HERS (Home Energy Rating System) Index, the national standard for energy efficiency, to measure the performance of our homes, including insulation, ventilation, air tightness, and the heating and cooling system. Our divisions’ average scores are generally lower (and, therefore,better) than the Environmental Protection Agency’s Energy Star target standard of 72-75 or the average score for a resale home (130 or higher).
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
We also offer specialized mortgage financing programs through M/I Financial to assist our homebuyers. We offer conventional financing options along with programs offered by the Federal Housing Authority (“FHA”), U.S. Veterans Administration (“VA”), United States Department of Agriculture (“USDA”) and state housing bond agencies. M/I Financial offers our homebuyers “one-stop” shopping by providing mortgage and title services for the purchase of their home, which we believe saves our customers both time and money. By working with many of the major mortgage providers in the country, we aim to offer our homebuyers unique programs with below-market financing options that are more competitive than what homebuyers could obtain on their own. With respect to title services, the Company’s title subsidiaries work closely with our homebuilding divisions so that we are able to provide an organized and efficient home delivery process.
We also build inventory homes in most of our communities to offer homebuyers the opportunity to close on certain new homes in 60 days or less. These homes enhance our marketing and sales efforts to prospective homebuyers who require a home delivery within a short time frame. We determine our inventory homes strategy in each market based on local market factors, such as job growth, the number of job relocations, housing demand and supply, seasonality and our past experience in the market. We maintain a level of inventory homes in each community based on our current and planned sales pace, and we monitor and adjust inventory homes on an ongoing basis as conditions warrant.

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
We market our homes using traditional media such as newspapers, magazines, direct mail, billboards, radio and television. The particular media used differs from market to market based on area demographics and other competitive factors. In recent years, we have also significantly increased the reach of our website through enhanced search engine optimization and search engine marketing. We also have increased the number of referral sites, such as Zillow.com and Trulia.com, that we use to drive sales leads to our internet sales associates.  We also use email and database marketing, which have become an increasingly important part of our marketing. We use our social media presence to communicate to potential homebuyers the experiences of customers who have purchased our homes and to provide social content about our homes and design features. In the last five years, we have experienced a significant increase in sales demand from buyers who initially identified us online.
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
We offer homes ranging from a base sales price of approximately $170,000 to $1,200,000 and from approximately 1,200 to 5,200 square feet. In addition to single-family detached homes, we also offer attached townhomes in some of our markets. By offering a wide range of homes, we are able to attract first-time, millennial, move-up, empty-nester and luxury homebuyers. It is our goal to sell more than one home to our buyers, and we believe we have had success in this strategy.
We devote significant resources to the research, design and development of our homes to meet the demands of our buyers and evolving market requirements. Across all of our divisions, we currently offer over 700 different floor plans designed to reflect current lifestyles and design trends. Our Showcase Collection is designed for our move-up and luxury homebuyers and offers more design options, larger floor plans, and a higher-end product line of homes in upscale communities. In addition, we are developing new floor plans and communities specifically for the growing empty-nester market. These plans (primarily ranch and main floor master bedroom type plans) focus on move-down buyers, are smaller in size, and feature outdoor living potential, fewer bedrooms, and better community amenities. We have also recently developed a series of efficient plans with smaller square footage to target a more affordable sales price in certain locations in some of our markets, while maintaining high quality design and features.  We are beginning to introduce these more affordable plans in certain communities in 2017.  Our primary market remains move-up buyers and, as a result, we focus significant attention on current trends, livability and offering design flexibility to our customers. We have value-engineered all of our product lines to reduce production costs and construction cycle times while adhering to our quality standards and using materials and construction techniques that reflect our commitment to more environmentally conscious homebuilding methods. One of our core values is to offer homes that reflect current design and lifestyle trends. Our homebuilding divisions share successful plans with other divisions, when appropriate.
All of our homes are constructed according to proprietary designs that meet the applicable FHA and VA requirements and all local building codes. We attempt to maintain efficient operations by utilizing standardized materials. Our raw materials consist primarily of lumber, concrete and similar construction materials, and while these materials are generally available from a variety of sources, we have reduced construction and administrative costs by executing national purchasing contracts with select vendors. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction and control product consistency and availability. We generally employ subcontractors for the installation of site improvements and the construction of homes. The construction of each home is supervised by a Personal Construction Supervisor who reports to a Production Manager, both of whom are employees of the Company. Our Personal Construction Supervisors manage the scheduling and construction process. Subcontractor work is performed pursuant to written agreements that require our subcontractors to comply with all applicable laws and labor practices, follow local building codes and permits, and meet performance, warranty, and insurance requirements. The agreements generally have three-year terms, and specify a fixed price for labor and materials. The agreements are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our backlog.
In 2016 and 2015, we experienced modest construction delays due to shortage of materials and/or labor; however, we cannot predict the extent to which shortages in necessary materials or labor may occur in the future. The materials are substantially comprised of natural resource commodities; therefore, their cost and availability is subject to national and global price fluctuations and inflation, each of which could be impacted by legislation or regulation relating to energy and climate change.
We begin construction on a majority of our homes after we have obtained a sales contract and preliminary oral confirmation from the buyer’s lender that financing should be approved. In certain markets, contracts may be accepted contingent upon the sale of an existing home, and construction may be authorized through a certain phase prior to satisfaction of that contingency. The construction of our homes typically takes approximately four to six months from the start of construction to completion of the home, depending on the size and complexity of the particular home being built, weather conditions, and the availability of labor, materials, and supplies. We also construct inventory homes (i.e., homes started in the absence of an executed contract) to facilitate delivery of homes on an immediate-need basis under our Ready Now Homes program and to provide presentation of new products. For some prospective buyers, selling their existing home has become a less predictable process and, as a result, when they sell their home, they often need to find, buy and move into a new home in 60 days or less. Other buyers simply prefer the certainty provided by being able to fully visualize a home before purchasing it. Of the total number of homes closed in 2016 and 2015, 48% and 52%, respectively, were inventory homes which include both homes started as inventory homes and homes that started under a contract that were later cancelled and became inventory homes as a result.
Backlog
We sell our homes under standard purchase contracts, which generally require a homebuyer deposit at the time of signing the contract. The amount of the deposit varies among markets and communities. We also generally require homebuyers to pay additional deposits when they select options or upgrades for their homes. Most of our home purchase contracts stipulate that if a homebuyer cancels a contract with us, we have the right to retain the homebuyer’s deposits. However, we generally permit our homebuyers to cancel their obligations and obtain refunds of all or a portion of their deposits (unless home construction has started) in the event mortgage financing cannot be obtained within the period specified in their contract to maintain goodwill with the potential buyer.
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
As of December 31, 2016, we had a total of 1,804 homes, with $685.5 million aggregate sales value, in backlog in various stages of completion, including homes that are under contract but for which construction had not yet begun. As of December 31, 2015, we had a total of 1,531 homes, with $569.4 million aggregate sales value, in backlog. Homes included in year-end backlog are typically included in homes delivered in the subsequent year.
Warranty
We provide certain warranties in connection with our homes and also perform inspections with the buyer of each home immediately prior to delivery and as needed after a home is delivered. The Company offers both a limited warranty program (“Home Builder’s Limited Warranty”) and a transferable structural limited warranty. The Home Builder’s Limited Warranty covers construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause. The structural warranty is for 10 or 15 years for homes sold after December 1, 2015 and 10 or 30 years for homes sold after April 25, 1998 and on or before December 1, 2015. We also pass along to our homebuyers all warranties provided by the manufacturers or suppliers of components installed in each home. Although our subcontractors are generally required to repair and replace any product or labor defects during their respective warranty periods, we are ultimately responsible to the homeowner for making such repairs during our applicable warranty period. Accordingly, we have estimated and established reserves for both our Home Builder’s Limited Warranty and potential future structural warranty costs based on the number of home deliveries and historical data trends for our communities. In the case of the structural warranty, we also employ an actuary to assist in the determination of our future costs on an annual basis. Our warranty expense was approximately 0.9%, 1.0% and 1.1% of total housing revenue in 2016, 2015 and 2014, respectively.

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
We seek to meet our need for lots by obtaining advantageous land positions in desirable locations in a cost effective manner that is responsive to market conditions and maintains our financial strength and liquidity. Before acquiring land, we complete extensive comparative studies and analyses, which assist us in evaluating the economic feasibility of the land acquisition. We consider a number of factors, including projected rates of return, estimated gross margins, and projected pace of absorption and sales prices of the homes to be built, all of which are impacted by our evaluation of population and employment growth patterns, demographic trends and competing new home subdivisions and resales in the relevant sub-market.
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
In 2016, we continued to increase our investments in land acquisition, land development and housing inventory to meet increasing housing demand and expand our operations in certain markets. In 2016 and 2015, we developed over 74% and 76%, respectively, of our lots internally, primarily due to a lack of availability of developed lots in desirable locations in the market. Raw land that requires development generally remains more available. In order to minimize our investment and risk of large exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the cost of land investment and development through joint ownership and development agreements, joint ventures, and other similar arrangements. For joint venture arrangements where a special purpose entity is established to own the property, we enter into limited liability company or similar arrangements (“LLCs”) with the other partners. Further details relating to our joint venture arrangements are included in Note 1 to our Consolidated Financial Statements.
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
In the normal course of our homebuilding business, we balance the economic risk of owning lots and land with the necessity of having lots available for construction of our homes. The following table sets forth our land position in lots (including lots held in joint venture arrangements) at December 31, 2016:

	Lots Owned
Region	Developed Lots	Lots Under Development	Undeveloped Lots (a)	Total Lots Owned	Lots Under Contract	Total
Midwest	1,793	433	1,521	3,747	5,527	9,274
Southern	2,158	502	1,761	4,421	5,474	9,895
Mid-Atlantic	784	445	958	2,187	1,708	3,895
Total	4,735	1,380	4,240	10,355	12,709	23,064

(a)	Includes our interest in raw land held by joint venture arrangements expected to be developed into 834 lots.

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
M/I Financial has been approved by the U.S. Department of Housing and Urban Development, FHA, VA and USDA to originate mortgages that are insured and/or guaranteed by these entities. In addition, M/I Financial has been approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”) as a seller and servicer of mortgages and as a Government National Mortgage Association (“Ginnie Mae”) issuer. Our agency approvals, along with a sub-servicing relationship, allow us to sell loans on either a servicing released or servicing retained basis. This option provides flexibility and additional financing options to our customers.
We also provide title and closing services to purchasers of our homes through our 100%-owned subsidiaries, TransOhio Residential Title Agency Ltd., M/I Title Agency Ltd., and M/I Title LLC, and our majority-owned subsidiary, Washington/Metro Residential Title Agency, LLC. Through these entities, we serve as a title insurance agent by providing title insurance policies and examination and closing services to purchasers of our homes in the Columbus, Tampa, Orlando, San Antonio, Houston, Dallas/Fort Worth, Austin, and Washington, D.C. markets.  In addition, TransOhio Residential Title Agency Ltd. provides examination and title insurance services to our housing markets in the Raleigh, Charlotte, Chicago, Indianapolis and Cincinnati markets. We assume no underwriting risk associated with the title policies.
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
Our mortgage company and title insurance agencies must comply with various federal and state laws and regulations (including requirements for participation in programs offered by FHA, VA, USDA, Ginnie Mae, Fannie Mae and Freddie Mac). These laws and regulations restrict certain activities of our financial services operations as further described in our description of “Risk Factors” below in Item 1A. In addition, our financial services operations are subject to regulation at the state and federal level, including regulations issued by the Consumer Financial Protection Bureau (the “CFPB”), with respect to specific origination, selling and servicing practices.
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
Employees
At December 31, 2016, we employed 1,138 people (including part-time employees), of which 912 were employed in homebuilding operations, 133 were employed in financial services and 93 were employed in management and administrative services. No employees are represented by a collective bargaining agreement.
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
Item 1A. RISK FACTORS
Our future results of operations, financial condition and liquidity and the market price for our securities are subject to numerous risks, many of which are driven by factors that we cannot control. The following cautionary discussion of risks, uncertainties and assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not currently determined to be material, could also adversely affect our business, results of operations, financial condition, prospects and cash flows. Also see “Forward-looking Statements” above.
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
The homebuilding industry is fragmented and highly competitive. We compete with numerous public and private homebuilders, including some that are substantially larger than us and may have greater financial resources than we do. We also compete with community developers and land development companies, some of which are also homebuilders or affiliates of homebuilders. Homebuilders compete for customers, land, building materials, subcontractor labor and financing. Competition for home orders primarily is based upon home sales price, location of property, home style, financing available to prospective homebuyers, quality of homes built, customer service and general reputation in the community, and may vary by market, submarket and even by community. Additionally, competition within the homebuilding industry can be impacted by an excess supply of new and existing homes available for sale resulting from a number of factors including, among other things, increases in unsold started homes available for sale and increases in home foreclosures. Increased competition may cause us to decrease our home sales prices and/or increase home sales incentives in an effort to generate new home sales and maintain homes in backlog until they close. Increased competition can also result in us selling fewer homes or experiencing a higher number of cancellations by homebuyers. These competitive pressures may negatively impact our future financial and operating results.
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
In addition, adjustments to federal government economic, taxation and spending laws, policies or programs by the newly elected administration and U.S. Congress may negatively impact the financial markets, consumer spending and/or the housing market, and, in turn, materially and adversely affect our business, operating results and financial condition.

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
While mortgage interest rates increased modestly in 2016, they currently remain near historical lows. The Federal Reserve has forecasted additional increases in interest rates and these (or further) increases could affect the costs of owning a home and could reduce the demand for our homes. Similarly, potential changes to the tax code with respect to deduction of home mortgage interest payments or other changes may decrease affordability of and demand for home ownership.
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
We must anticipate demand for new homes several years prior to homes being sold to homeowners. There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes fluctuates and land purchases become more competitive, as has recently been the case, which can increase the costs of land. There is often a significant lag time between when we acquire land for development and when we sell homes in neighborhoods we have planned, developed and constructed. The value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant, and fluctuations in value can reduce profits. Economic conditions could require that we sell homes or land at a loss, or hold land in inventory longer than planned, which could significantly impact our financial condition, results of operations, cash flows and stock performance. Additionally, if conditions in the homebuilding industry decline in the future, we may be required to evaluate our inventory for potential impairment, which may result in additional valuation adjustments, which could be significant and could negatively impact our financial results and condition. We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.

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
We depend on the continued availability of and satisfactory performance of subcontracted labor for the construction of our homes and to provide related materials. As the demand for housing has increased, we have experienced, and may continue to experience, modest skilled labor and material shortages in certain of our markets as the supply chain adjusts to uneven industry growth. The cost of labor may also be adversely affected by shortages of qualified subcontractors and construction personnel, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. We cannot provide any assurance that there will be a sufficient supply of materials or a sufficient supply of, or satisfactory performance by, these unaffiliated third-party subcontractors, which could have a material adverse effect on our business.
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
Inflation can have a long-term impact on us because if the costs of land, materials and labor increase, we would need to attempt to increase the sale prices of homes to maintain satisfactory margins. In a highly inflationary environment, we may be precluded from raising home prices enough to keep pace with the rate of inflation, which could reduce our profit margins. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on demand for our homes. Moreover, with inflation, the costs of capital will likely increase and the purchasing power of our cash resources can decline. Although the rate of inflation has been low for the last several years, we have recently been experiencing modest increases in the prices of labor and materials that exceed the rate of inflation, and some economists predict that government spending programs and other factors could lead to significant inflation in the future.
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
The economies of some of the markets in which we operate are impacted by the health of the energy industry. To the extent that energy prices decline, the economies of certain of our markets may be negatively impacted which could have a material adverse effect on our business. Furthermore, the pricing offered by our suppliers and subcontractors can be adversely affected by increases in various energy costs resulting in a negative impact on our financial condition, results of operations and cash flows.
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
The mortgage warehousing agreement of our financial services segment will expire in June 2017.
M/I Financial is party to a $125 million secured mortgage warehousing agreement, as amended, among M/I Financial, the lenders party thereto and the administrative agent (the “MIF Mortgage Warehousing Agreement”). M/I Financial uses the MIF Mortgage Warehousing Agreement to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement will expire on June 23, 2017. If we are unable to renew or replace the MIF Mortgage Warehousing Agreement when it matures, the activities of our financial services segment could be seriously impeded and our home sales and our homebuilding and financial services results of operations may be adversely affected.
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
M/I Financial sells a portion of the loans originated on a servicing released, non-recourse basis, although M/I Financial remains liable for certain limited representations and warranties related to loan sales and for repurchase obligations in certain limited circumstances. If M/I Financial is unable to sell to viable purchasers in the marketplace, our ability to originate and sell mortgage loans at competitive prices could be limited which would negatively affect our operations and our profitability. Additionally, if there is a significant decline in the secondary mortgage market, our ability to sell mortgages could be adversely impacted and we would be required to make arrangements with banks or other financial institutions to fund our buyers’ closings. If we became unable to sell loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac or issue Ginnie Mae securities, we would have to modify our origination model, which, among other things, could significantly reduce our ability to sell homes.
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
Our $400 million unsecured revolving credit facility dated July 18, 2013, as amended, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly owned homebuilding subsidiaries (the “Credit Facility”) and the indenture governing our 6.75% Senior Notes due 2021 (the “2021 Senior Notes”) impose restrictions on our operations and activities. These restrictions, and/or our failure to comply with the terms of our indebtedness, could have a material adverse effect on our results of operations, financial condition and ability to operate our business.
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
In addition, while the indentures governing our $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) and our $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”) do not contain any financial or operating covenants relating to or restrictions on the payment of dividends, the incurrence of indebtedness or the repurchase or issuance of securities by us or any of our subsidiaries, such indentures do impose certain other requirements on us, such as the requirement to offer to repurchase the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes upon a fundamental change, as defined in the indentures. Our failure to comply with the requirements contained in the indentures governing the 2017 Convertible Senior Subordinated Notes and/or the 2018 Convertible Senior Subordinated Notes could result in a default under such indentures, in which case holders of the 2017 Convertible Senior Subordinated Notes or the 2018 Convertible Senior Subordinated Notes, as applicable, may be entitled to cause the sums evidenced by such notes to become due immediately. The acceleration of our obligations under the 2017 Convertible Senior Subordinated Notes or the 2018 Convertible Senior Subordinated Notes could have the same effect as an acceleration of the 2021 Senior Notes described above.
Our indebtedness could adversely affect our financial condition, and we and our subsidiaries may incur additional indebtedness, which could increase the risks created by our indebtedness.
As of December 31, 2016, we had approximately $484.9 million of indebtedness (net of debt issuance costs and excluding issuances of letters of credit, our $125 million secured mortgage warehousing agreement, dated June 24, 2016, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”) and our $15 million mortgage repurchase agreement with M/I Financial as borrower, dated November 3, 2015, as amended on October 31, 2016 (the “MIF Mortgage Repurchase Facility”)), and we had $322.6 million of available borrowings under the Credit Facility. In addition, under the terms of the Credit Facility, the indentures governing the 2021 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes and the documents governing our other indebtedness, we have the ability, subject to applicable debt covenants, to incur additional indebtedness. The incurrence of additional indebtedness could magnify other risks related to us and our business. Our indebtedness and any future indebtedness we may incur could have a significant adverse effect on our future financial condition.
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

We have received claims related to stucco installation from homeowners in certain of our communities in our Tampa and Orlando, Florida markets and have been named as a defendant in legal proceedings initiated by certain of such homeowners. While we have estimated our overall future stucco repair costs, our review of the stucco-related issues in our Florida communities is ongoing. Our estimate of our overall stucco repair costs is based on our judgment and various assumptions. Given the inherent uncertainties, we cannot provide assurance that the final costs to resolve these claims will not exceed our accrual and adversely affect our results of operations, financial condition and cash flows. Please refer to Note 1 and Note 8 of the Company’s Consolidated Financial Statements for further information regarding these stucco claims and our warranty reserves.

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
Damage to our corporate reputation or brands from negative publicity could adversely affect our business, financial results and/or stock price.
Adverse publicity related to our company, industry, personnel, operations or business performance may cause damage to our corporate reputation or brands and may generate negative sentiment, potentially affecting the performance of our business or our stock price, regardless of its accuracy. Negative publicity can be disseminated rapidly through digital platforms, including social media, websites, blogs and newsletters. Customers and other interested parties value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction, and our success in preserving our brand image depends on our ability to recognize, respond to and effectively manage negative publicity in a rapidly changing environment. Adverse publicity or unfavorable commentary from any source could damage our reputation, reduce the demand for our homes or negatively impact the morale and performance of our employees, which could adversely affect our business.
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
The Company and certain of its subsidiaries have received claims from homeowners in certain of our Florida communities (and been named as a defendant in legal proceedings initiated by certain of such homeowners) related to stucco on their homes. Please refer to Note 8 of the Company’s Consolidated Financial Statements for further information regarding these stucco claims.

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
Market for Common Shares and Dividends
The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.” As of February 15, 2017, there were approximately 348 record holders of the Company’s common shares. At that date, there were 27,092,073 common shares issued and 24,762,441 common shares outstanding.
The table below presents the high and low sales prices of the Company’s common shares during each of the quarters presented:

2016	HIGH	LOW

First quarter	$21.95	$15.56
Second quarter	20.54	17.00
Third quarter	23.87	18.36
Fourth quarter	26.70	20.40

2015

First quarter	$24.87	$19.57
Second quarter	25.61	22.20
Third quarter	27.00	17.25
Fourth quarter	25.48	20.40
The Company declared and paid a quarterly dividend of $609.375 per share on our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) for each quarter in 2016 and 2015 (for aggregate dividend payments of $4.9 million each year). There were no cash dividends declared or paid to common shareholders in 2016 or 2015.
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

Performance Graph
The following graph illustrates the Company’s performance in the form of cumulative total return to holders of our common shares for the last five calendar years through December 31, 2016, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Stock Index and the Standard & Poor’s 500 Homebuilding Index.

Comparison of Cumulative Year Total Return
Index Value
280
260
240
220
200
180
160
140
120
100
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
M/I Homes, Inc.
S&P 500
S&P 500 Homebuilding Index

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
M/I Homes, Inc.	$100.00	$276.04	$265.10	$239.17	$228.33	$262.29
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
S&P 500 Homebuilding Index	100.00	204.39	223.60	249.16	270.45	246.68
Share Repurchases
During the year ended December 31, 2016, the Company did not repurchase any common shares. See Note 11 of our Consolidated Financial Statements for more information regarding our ability to repurchase our shares.

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

(In thousands, except per share amounts)	2016	2015	2014	2013	2012
Income Statement (Year Ended December 31):
Revenue	$1,691,327	$1,418,395	$1,215,180	$1,036,782	$761,905
Gross margin (a)	$329,152	$300,094	$252,732	$206,469	$147,863
Income before income taxes (b)	$91,785	$86,929	$69,736	$41,335	$12,759
Net income (c)	$56,609	$51,763	$50,789	$151,423	$13,347
Preferred dividends	$4,875	$4,875	$4,875	$3,656	$—
Excess of fair value over book value of preferred shares redeemed	$—	$—	$—	$2,190	$—
Net income to common shareholders	$51,734	$46,888	$45,914	$145,577	$13,347
Earnings per share to common shareholders:
Basic:	$2.10	$1.91	$1.88	$6.11	$0.68
Diluted:	$1.84	$1.68	$1.65	$5.24	$0.67
Weighted average shares outstanding:
Basic	24,666	24,575	24,463	23,822	19,651
Diluted	30,116	30,047	29,912	28,763	19,891
Balance Sheet (December 31):
Inventory	$1,215,934	$1,112,042	$918,589	$690,934	$556,817
Total assets	$1,548,511	$1,415,554	$1,205,239	$1,102,104	$824,988
Notes payable banks – homebuilding operations	$40,300	$43,800	$30,000	$—	$—
Notes payable banks – financial services operations	$152,895	$123,648	$85,379	$80,029	$67,957
Notes payable - other	$6,415	$8,441	$9,518	$7,790	$11,105
Convertible senior subordinated notes due 2017 - net	$57,093	$56,518	$55,943	$55,369	$54,794
Convertible senior subordinated notes due 2018 - net	$85,423	$84,714	$84,006	$83,297	$—
Senior notes - net	$295,677	$294,727	$226,099	$225,082	$224,064
Shareholders’ equity	$654,174	$596,566	$544,295	$492,803	$335,428

(a)
Includes a pre-tax charge of $19.4 million for known and estimated future stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8) taken during the year ended December 31, 2016, and $4.0 million, $3.6 million, $3.5 million, $5.8 million and $3.8 million related to pre-tax impairment charges taken during the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(b)	Includes a pre-tax charge of $7.8 million for the loss on early extinguishment of debt taken during the year ended December 31, 2015.

(c)
Includes $9.3 million ($0.31 per diluted share) and $112.8 million ($3.92 per diluted share) related to the accounting benefit from income taxes associated with the reversal of our deferred tax asset valuation allowance for the years ended December 31, 2014 and 2013.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

OVERVIEW
M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having sold over 100,000 homes since we commenced homebuilding activities in 1976. 2016 marked our 40th year in business. The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)) and, following our acquisition of a privately-held homebuilder in the Minneapolis/St. Paul market in December 2015, we use the Hans Hagen brand in that market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Tampa, Orlando and Sarasota, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.
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
As of December 31, 2016, our projections generally assume a gradual improvement in market conditions. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of December 31, 2016, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums.
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
Land Option or Purchase Agreements. In accordance with ASC 810-10, Consolidation (“ASC 810”), we analyze our land option or purchase agreements to determine whether the corresponding land seller is a variable interest entity (“VIE”) and, if so, whether we are the primary beneficiary (using an analysis similar to that described in Note 1 of our Consolidated Financial Statements within the description of our significant accounting policy for VIEs). Although we do not have legal title to the optioned land,

ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory Not Owned on our Consolidated Balance Sheets. At both December 31, 2016 and 2015, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements. Please refer to Note 1 of our Consolidated Financial Statements and the “Off-Balance Sheet Arrangements” section below for additional information related to our off-balance-sheet arrangements.
Warranty Reserves. We record warranty reserves to cover our exposure to the costs for materials and labor not expected to be covered by our subcontractors to the extent they relate to warranty-type claims. Warranty reserves are established by charging cost of sales and crediting a warranty reserve for each home delivered.  The warranty reserves for the Company’s Home Builder’s Limited Warranty (“HBLW”) are established as a percentage of average sales price and adjusted based on historical payment patterns determined, generally, by geographic area and recent trends. Factors that are given consideration in determining the HBLW reserves include: (1) the historical range of amounts paid per average sales price on a home; (2) type and mix of amenity packages added to the home; (3) any warranty expenditures not considered to be normal and recurring; (4) timing of payments; (5) improvements in quality of construction expected to impact future warranty expenditures; and (6) conditions that may affect certain projects and require a different percentage of average sales price for those specific projects. Changes in estimates for warranties occur due to changes in the historical payment experience and differences between the actual payment pattern experienced during the period and the historical payment pattern used in our evaluation of the warranty reserve balance at the end of each quarter. Actual future warranty costs could differ from our current estimated amount.
Our warranty reserves for our 30-year (offered on all homes sold after April 25, 1998 and on or before December 1, 2015 in all of our markets except our Texas markets), 15-year (offered on all homes sold after December 1, 2015 in all of our markets except our Texas markets) or 10-year (offered on all homes sold in our Texas markets) transferable structural warranty programs are established on a per-unit basis. While the structural warranty reserve is recorded as each house is delivered, the sufficiency of the structural warranty per unit charge and total reserve is reevaluated on an annual basis, with the assistance of an actuary, using our own historical data and trends, as well as industry-wide historical data and trends, and other project specific factors. The reserves are also evaluated quarterly and adjusted if we encounter activity that is not consistent with the historical experience used in the annual analysis. These reserves are subject to variability due to uncertainties regarding structural defect claims for products we build, the markets in which we build, claim settlement history, insurance and legal interpretations, among other factors.
While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. The increase in warranty reserves from 2015 to 2016 is related to stucco-related repairs in certain of our Florida communities. Please refer to Note 1 and Note 8 of our Consolidated Financial Statements for additional information related to our warranty reserves.
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
Valuation of Deferred Tax Assets. The Company records income taxes under the asset and liability method, under which deferred tax assets and liabilities are recognized based on future tax consequences attributable to (1) temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (2) operating loss and tax credit carryforwards, if applicable. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the change is enacted.
In accordance with ASC 740-10, Income Taxes (“ASC 740”), we evaluate the realizability of our deferred tax assets, including the benefit from net operating losses (“NOLs”) and tax credit carryforwards, to determine if a valuation allowance is required based on whether it is more likely than not (a likelihood of more than 50%) that all or any portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required. Please refer to Note 1 of our Consolidated Financial Statements for additional information related to our valuation of deferred tax assets. We have no valuation allowance on our deferred tax assets and state NOL carryforwards at December 31, 2016.
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
Houston, Texas
San Antonio, Texas

RESULTS OF OPERATIONS
Overview
For the year ended December 31, 2016, our 40th year in business, we achieved record levels of new contracts, homes delivered, and revenue. Our complementary financial services business also achieved record results in 2016. Throughout the year, we experienced generally favorable demand in most of our markets as a result of increases in employment, historically low interest rates, improved consumer confidence and improved mortgage availability, along with a limited supply of new homes. While industry-wide new home sales continue at a pace below historical averages, the generally favorable demand for new homes and the continued execution of our strategic business initiatives enabled us to achieve the following improved results, in comparison to the year ended December 31, 2015:

•	New contracts increased 16% to 4,755 - a record high for our Company

•	Homes delivered increased 15% to 4,482 - a record high for our Company

•	Average price of homes delivered increased 4% to $359,000

•	Number of homes in backlog increased 18%, and our total sales value in backlog increased 20% to $685 million

•	Average sales price of homes in backlog increased 2% to $380,000 - a record high for our Company

•	Revenue increased 19% to $1.69 billion - a record high for our Company

•	Selling, general and administrative expense as a percentage of revenue decreased 30 basis points to 13.0%

•	Number of active communities at December 31, 2016 increased 2% to 178 - a record high for our Company

Income before income taxes for the twelve months ended December 31, 2016 increased 6% from $86.9 million for the year ended December 31, 2015 to $91.8 million for the year ended December 31, 2016. Income before income taxes for 2016 was unfavorably impacted by a $19.4 million charge for known and estimated future stucco-related repair costs in certain of our Florida communities (as more fully discussed below and in Note 8), asset impairment charges of $4.0 million, and a $2.6 million reduction in land sale profit in 2016 ($4.1 million) compared to 2015 ($6.7 million). Income before income taxes for 2015 was unfavorably impacted by a $7.8 million charge for early extinguishment of debt and asset impairment charges of $3.6 million. Excluding stucco-related charges for 2016, the debt extinguishment charge for 2015, and impairment charges and land sale profits in both periods, adjusted income before income taxes increased 21% from $91.7 million in 2015 to $111.1 million in 2016.
The calculations of adjusted income before income taxes and adjusted housing gross margin (referred to below), which we believe provide a clearer measure of the ongoing performance of our business, are described and reconciled to income before income taxes and housing gross margin, the financial measures that are calculated using our GAAP results, below under “Non-GAAP Financial Measures.”
Summary of Company Financial Results in 2016
In 2016, we achieved net income to common shareholders of $51.7 million, or $1.84 per diluted share. This compares to net income to common shareholders of $46.9 million, or $1.68 per diluted share in 2015. Net income in each period included $4.9 million in dividend payments made to holders of our Series A Preferred Shares.
In 2016, we recorded total revenue of $1.69 billion, of which $1.61 billion was from homes delivered, $38.8 million was from land sales, and $42.0 million was from our financial services operations. Revenue from homes delivered increased 20% from 2015 driven primarily by an 4% increase in the average sales price of homes delivered in 2016 ($13,000 per home delivered) compared to 2015, and 599 additional homes delivered in 2016 (a 15% increase). Revenue from land sales decreased $1.5 million from 2015 due primarily to increased revenue on land sales in both our Mid-Atlantic and Southern regions that occurred in the prior year compared to the current year. Revenue from our financial services segment increased 17% to $42.0 million in 2016 as a result of increases in the number of loan originations, increases in the average loan amount, and more favorable market conditions resulting in higher margins on our loans sold in both periods than we experienced in the prior year.
Total gross margin (total revenue less total land and housing costs) increased $29.0 million in 2016 compared to 2015 as a result of a $23.0 million improvement in the gross margin of our homebuilding operations and a $6.0 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $25.5 million, due to the 15% increase in the number of homes delivered and the 4% increase in the average sales price of homes delivered, partially offset by a $19.4 million charge for known and estimated future stucco-related repair costs in certain of our Florida communities during 2016 and $4.0 million in pre-tax impairment charges. Our housing gross margin percentage declined 160 basis points from 19.2% in the prior year to 17.6% in 2016. Exclusive of the stucco-related charge and impairment charges in both years, our adjusted housing gross margin percentage declined 50 basis points to 19.0% in 2016 compared to 19.5% in 2015, largely as a result of both a change in product mix and the mix of communities delivering homes, as well as higher construction and lot costs in 2016 compared to 2015. Our gross margin on land sales (land gross margin) declined

$2.5 million in 2016 compared to 2015 as a result of increased profits on land sales made in the prior year compared to the current year.
We believe the increased sales volume and higher sales prices on homes delivered in 2016 were driven primarily by better pricing leverage in select locations and submarkets and shifts in both product and community mix. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. As a result, housing gross margin may fluctuate up or down from year to year depending on the mix of communities delivering homes. The pricing improvements were partially offset by higher average lot and construction costs related to homebuilding industry conditions and normal supply and demand dynamics which led to the decline in our housing gross margin percentage for 2016 as described above. In 2016, we were able to pass a portion of the higher construction and lot costs to our homebuyers in the form of higher sales prices. However, we cannot provide any assurance that we will be able to continue to raise prices.
For 2016, selling, general and administrative expense increased $32.1 million, but improved as a percentage of revenue from 13.3% in 2015 to 13.0% in 2016. Selling expense increased $13.7 million from 2015 but improved as a percentage of revenue to 6.4% in 2016 compared to 6.7% for 2015. Variable selling expense for sales commissions contributed $9.5 million to the increase due to the higher average sales price of homes delivered and higher number of homes delivered, $1.6 million of which related to our new Minneapolis/St. Paul and Sarasota divisions. The increase in selling expense was also attributable to a $4.2 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased average community count, $1.3 million of which related to start-up costs associated with our new Minneapolis/St. Paul and Sarasota divisions. General and administrative expense increased $18.4 million compared to 2015 and remained flat as a percentage of revenue at 6.6% for 2016 and 2015. This dollar increase primarily resulted from a $9.7 million increase in compensation expense due to an increase in employee count as well as higher incentive and share-based compensation due to improved operating results, a $1.8 million increase in land related expenses, a $2.1 million increase related to start-up costs associated with our new Minneapolis/St. Paul and Sarasota divisions, a $1.3 million increase in depreciation expense, a $0.8 million increase in costs associated with new information systems, a $0.4 million increase in professional fees, a $0.5 million increase in rent expense, a $0.8 million increase in expenses related to mortgage loans sold, and a $1.0 million increase in other miscellaneous expenses.
Outlook
We believe that U.S. housing markets in 2017 will experience a similar improvement in demand for new homes as occurred in 2016, with modest increases expected in total permits and new home sales in many of our markets, even with the expected increase in mortgage rates as forecasted by the Federal Reserve. We further believe that growth in employment, modest wage growth, historically low interest rates and consumer confidence will lead to improved levels of household formation, and drive the modest improvement in demand in 2017. We remain focused on increasing our profitability by generating additional revenue and improving overhead operating leverage, continuing to expand our market share, and investing in attractive land and/or new market opportunities.
We expect to continue to emphasize the following strategic business objectives in 2017:

•	profitably growing our presence in our existing markets, including opening new communities;

•	reviewing new markets for investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.

Consistent with these objectives, we took a number of steps in 2016 focused on continuing to improve our financial and operating results in 2017 and beyond, including investing $227.6 million in land acquisitions and $180.2 million in land development in 2016 to help grow our presence in our existing markets. We currently estimate that we will spend approximately $500 million to $550 million on land purchases and land development in 2017. However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home sales and deliveries and we will adjust our land spending accordingly.
We ended 2016 with more than 23,000 lots under control, which represents a 5.1 year supply of lots based on 2016 homes delivered, including certain lots that we anticipate selling to third parties. This represents a 3% increase from our approximately 22,400 lots under control at the end of 2015. We also opened 52 communities and closed 49 communities in 2016, ending the year with a total of 178 communities. In 2017, we estimate that our average community count will increase by 5 - 10% from our average community count of 176 communities for 2016.

Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics will continue in the future.
The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); interest expense; and depreciation and amortization for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
(In thousands)	2016	2015	2014
Revenue:
Midwest homebuilding	$637,894	$500,873	$426,090
Southern homebuilding	602,273	514,747	420,901
Mid-Atlantic homebuilding	409,149	366,800	338,067
Financial services (a)	42,011	35,975	30,122
Total revenue	$1,691,327	$1,418,395	$1,215,180

Gross margin:
Midwest homebuilding	$126,675	$96,527	$78,124
Southern homebuilding (b)	87,815	104,168	81,484
Mid-Atlantic homebuilding	72,651	63,424	63,002
Financial services (a)	42,011	35,975	30,122
Total gross margin (b) (c)	$329,152	$300,094	$252,732

Selling, general and administrative expense:
Midwest homebuilding	$56,229	$45,091	$40,640
Southern homebuilding	67,417	56,892	47,143
Mid-Atlantic homebuilding	39,201	38,280	35,500
Financial services (a)	18,749	14,943	14,506
Corporate	38,813	33,094	32,189
Total selling, general and administrative expense	$220,409	$188,300	$169,978

Operating income (loss):
Midwest homebuilding	$70,446	$51,436	$37,484
Southern homebuilding (b)	20,398	47,276	34,341
Mid-Atlantic homebuilding	33,450	25,144	27,502
Financial services (a)	23,262	21,032	15,616
Corporate	(38,813)	(33,094)	(32,189)
Total operating income (b) (c)	$108,743	$111,794	$82,754

Interest expense:
Midwest homebuilding	$3,754	$4,005	$3,001
Southern homebuilding	8,039	7,244	5,445
Mid-Atlantic homebuilding	3,693	4,656	3,480
Financial services (a)	2,112	1,616	1,439
Total interest expense	$17,598	$17,521	$13,365

Equity in income of joint venture arrangements	$(640)	$(498)	$(347)
Loss on early extinguishment of debt	—	7,842	—

Income before income taxes	$91,785	$86,929	$69,736

Depreciation and amortization:
Midwest homebuilding	$1,752	$1,614	$1,277
Southern homebuilding	2,525	2,069	1,584
Mid-Atlantic homebuilding	1,645	1,464	970
Financial services	1,948	1,213	201
Corporate	5,736	4,568	4,264
Total depreciation and amortization	$13,606	$10,928	$8,296

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

(b)
The year ended December 31, 2016 includes a $19.4 million charge for known and estimated future stucco-related repair costs in certain of our Florida communities (as more fully discussed below and in Note 8).

(c)
For the years ended December 31, 2016, 2015 and 2014, total gross margin and total operating income were reduced by $4.0 million, $3.6 million and $3.5 million, respectively, related to asset impairment charges taken during the period.

The following tables show total assets by segment at December 31, 2016, 2015 and 2014:

	At December 31, 2016
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$3,989	$22,607		$3,260	$—		$29,856
Inventory (a)	399,814	484,038		302,226	—		1,186,078
Investments in joint venture arrangements	10,155	10,630		7,231	—		28,016
Other assets	25,747	35,622	(b)	13,912	229,280	(c)	304,561
Total assets	$439,705	$552,897		$326,629	$229,280		$1,548,511

	At December 31, 2015
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,379	$16,128		$4,203	$—	$23,710
Inventory (a)	368,748	416,443		303,141	—	1,088,332
Investments in joint venture arrangements	5,976	30,991		—	—	36,967
Other assets	10,018	23,704	(b)	7,253	225,570	266,545
Total assets	$388,121	$487,266		$314,597	$225,570	$1,415,554

	At December 31, 2014
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,573	$14,752		$4,170	$—	$23,495
Inventory (a)	303,037	331,938		260,119	—	895,094
Investments in unconsolidated joint ventures	1,764	26,005		—	—	27,769
Other assets	7,933	16,829	(b)	7,536	226,583	258,881
Total assets	$317,307	$389,524		$271,825	$226,583	$1,205,239

(a)
Inventory includes: single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

(c)	During the first quarter of 2016, the Company purchased an airplane for $9.9 million. The asset is included within Property and Equipment - Net in our Consolidated Balance Sheets.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Midwest Region
Homes delivered	1,690	1,417	1,376
New contracts, net	1,775	1,485	1,336
Backlog at end of period	757	672	505
Average sales price of homes delivered	$374	$349	$306
Average sales price of homes in backlog	$403	$390	$351
Aggregate sales value of homes in backlog	$304,826	$261,792	$177,280
Revenue homes	$631,772	$495,044	$420,434
Revenue third party land sales	$6,122	$5,829	$5,656
Operating income homes (a)	$68,891	$50,132	$35,914
Operating income land	$1,555	$1,304	$1,570
Number of average active communities	66	65	64
Number of active communities, end of period	61	73	62
Southern Region
Homes delivered	1,708	1,447	1,332
New contracts, net	1,822	1,557	1,333
Backlog at end of period	674	560	450
Average sales price of homes delivered	$342	$340	$310
Average sales price of homes in backlog	$355	$357	$341
Aggregate sales value of homes in backlog	$239,067	$200,030	$153,279
Revenue homes	$583,817	$492,227	$412,438
Revenue third party land sales	$18,456	$22,520	$8,463
Operating income homes (a) (b)	$18,086	$43,127	$33,675
Operating income land	$2,312	$4,149	$666
Number of average active communities	71	59	51
Number of active communities, end of period	79	66	50
Mid-Atlantic Region
Homes delivered	1,084	1,019	1,013
New contracts, net	1,158	1,051	994
Backlog at end of period	373	299	267
Average sales price of homes delivered	$364	$348	$328
Average sales price of homes in backlog	$380	$360	$354
Aggregate sales value of homes in backlog	$141,564	$107,602	$94,628
Revenue homes	$394,907	$354,864	$331,931
Revenue third party land sales	$14,242	$11,936	$6,136
Operating income homes (a)	$33,183	$23,936	$26,119
Operating income land	$267	$1,208	$1,383
Number of average active communities	39	36	36
Number of active communities, end of period	38	36	38
Total Homebuilding Regions
Homes delivered	4,482	3,883	3,721
New contracts, net	4,755	4,093	3,663
Backlog at end of period	1,804	1,531	1,222
Average sales price of homes delivered	$359	$346	$313
Average sales price of homes in backlog	$380	$372	$348
Aggregate sales value of homes in backlog	$685,457	$569,424	$425,187
Revenue homes	$1,610,496	$1,342,135	$1,164,803
Revenue third party land sales	$38,820	$40,285	$20,255
Operating income homes (a) (b) (c)	$120,160	$117,195	$95,708
Operating income land	$4,134	$6,661	$3,619
Number of average active communities	176	160	151
Number of active communities, end of period	178	175	150

(a)	Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

(b)	Includes a $19.4 million charge for known and estimated future stucco-related repair costs in certain of our Florida communities (as more fully discussed below and in Note 8) taken during 2016.

(c)	Includes $4.0 million, $3.6 million and $3.5 million of asset impairment charges taken during the years ended December 31, 2016, 2015 and 2014, respectively.

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Financial Services
Number of loans originated	3,286	2,853	2,572
Value of loans originated	$969,690	$807,985	$677,418

Revenue	$42,011	$35,975	$30,122
Less: Selling, general and administrative expenses	18,749	14,943	14,506
Interest expense	2,112	1,616	1,439
Income before income taxes	$21,150	$19,416	$14,177

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Midwest	13.0%	15.4%	18.8%
Southern	17.7%	16.9%	18.1%
Mid-Atlantic	11.0%	12.3%	10.5%

Total cancellation rate	14.4%	15.2%	16.4%

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
Adjusted housing gross margin and adjusted income before income taxes are calculated as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Revenue homes	$1,610,496	$1,342,135	$1,164,803
Housing cost of sales	1,327,489	1,084,677	945,812

Housing gross margin	283,007	257,458	218,991
Add: Stucco-related charges (a)	19,409	—	—
Add: Impairment (b)	3,992	3,638	3,457

Adjusted housing gross margin	$306,408	$261,096	$222,448

Housing gross margin percentage	17.6%	19.2%	18.8%
Adjusted housing gross margin percentage	19.0%	19.5%	19.1%

Income before income taxes	$91,785	$86,929	$69,736
Add: Stucco-related charges (a)	19,409	—	—
Add: Impairment (b)	3,992	3,638	3,457
Add: Loss on early extinguishment of debt (c)	—	7,842	—
Subtract: Land sale gross profit (d)	(4,134)	(6,661)	(3,589)

Adjusted income before income taxes	$111,052	$91,748	$69,604

(a)	Represents warranty charges for known and estimated future stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8).

(b)	Represents asset impairment charges taken during the respective periods.

(c)	Represents loss on early extinguishment of debt taken during the fourth quarter of 2015.

(d)	Represents our profit margin on third-party land sales which can vary significantly from period to period based on the timing of certain land transactions.
We believe adjusted housing gross margin and adjusted income before income taxes are both relevant and useful financial measures to investors in evaluating our operating performance as they measure the gross profit and income before income taxes we generated specifically on our operations during a given period. These non-GAAP financial measures isolate the impact that the stucco-related and impairment charges have on housing gross margins and that the stucco-related charges, impairment charges, early debt extinguishment charges and gross profits on third-party land sales have on income before income taxes, and allow investors to make comparisons with our competitors that adjust housing gross margins and income before income taxes in a similar manner. We also believe investors will find adjusted housing gross margin and adjusted income before income taxes relevant and useful because they represent a profitability measure that may be compared to a prior period without regard to variability of stucco-related, impairment, and debt extinguishment charges and fluctuations in third-party land sales which vary in timing. These financial measures assist us in making strategic decisions regarding community location and product mix, product pricing and construction pace.
Year Over Year Comparisons
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The calculation of adjusted housing gross margin (referred to below), which we believe provides a clearer measure of the ongoing performance of our business, is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Segment Non-GAAP Financial Measures.”
Midwest Region. During the twelve months ended December 31, 2016, homebuilding revenue in our Midwest region increased $137.0 million, from $500.9 million in 2015 to $637.9 million in 2016. This 27% increase in homebuilding revenue was the result of a 7% increase in the average sales price of homes delivered ($25,000 per home delivered) and a 19% increase in the number of homes delivered (273 units). Operating income in our Midwest region increased $19.0 million, from $51.4 million in 2015 to $70.4 million in 2016. The increase in operating income was primarily the result of a $30.1 million increase in our gross margin, offset, in part, by an $11.1 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $29.9 million, due to the 19% increase in the number of homes delivered and the 7% increase in the average sales price of homes delivered noted above. Our housing gross margin percentage improved 60 basis points from 19.2% in 2015 to 19.8% in 2016, but was unfavorably impacted during 2016 by a $1.1 million charge for purchase accounting adjustments from our 2015 Minneapolis/St. Paul acquisition and $0.3 million in asset impairment charges. Exclusive of these charges, our adjusted housing gross margin percentage improved 80 basis points to 20.0% in 2016 compared to 19.2% in 2015. Our land gross margin improved $0.3 million in the twelve months ended December 31, 2016 compared to the same period in 2015 as a result of increased profits on land sales made in the current year compared to the prior year.
Selling, general and administrative expense increased $11.1 million, from $45.1 million in 2015 to $56.2 million in 2016, but declined as a percentage of revenue to 8.8% in 2016 from 9.0% in 2015. The increase in selling, general and administrative expense was attributable, in part, to a $6.6 million increase in selling expense, due to (1) a $4.7 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered, $1.4 million of which was associated with our new Minneapolis/St. Paul division, and (2) a $1.9 million increase in non-variable selling expenses associated with our sales offices and models, $1.2 million of which related to our new Minneapolis/St. Paul division. The increase in selling, general and administrative expense was also attributable to a $4.5 million increase in general and administrative expense, which was primarily related to a $3.8 million increase in compensation expense, $1.0 million of which related to our new Minneapolis/St. Paul division, a $0.4 million increase in land-related expenses, and a $0.3 million increase in other miscellaneous expenses.
During 2016, we experienced a 20% increase in new contracts in our Midwest region, from 1,485 in 2015 to 1,775 in 2016, and a 13% increase in backlog from 672 homes at December 31, 2015 to 757 homes at December 31, 2016. The increases in new contracts and backlog were partially due to the addition of 91 homes in backlog from our Minneapolis/St. Paul, Minnesota division together with improving sub-market conditions within the region. Average sales price in backlog increased to $403,000 at December 31, 2016 compared to $390,000 at December 31, 2015 which was primarily due to higher-end product offerings. During the twelve months ended December 31, 2016, we opened 13 new communities in our Midwest region compared to 24 during 2015. Our monthly absorption rate in our Midwest region increased to 2.2 per community in 2016, compared to 1.9 in 2015.
Southern Region. For the twelve months ended December 31, 2016, homebuilding revenue in our Southern region increased $87.6 million, from $514.7 million in 2015 to $602.3 million in 2016. This 17% increase in homebuilding revenue was primarily the result of an 18% increase in the number of homes delivered (261), partially offset by a $4.1 million decrease in land sale revenue. Operating income in our Southern region decreased $26.9 million from $47.3 million in 2015 to $20.4 million in 2016. This decrease in operating income was the result of a $16.4 million decline in our gross margin in addition to a $10.5 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin declined $14.5 million, due to a $19.4 million charge for known and estimated future stucco-related repair costs in certain of our Florida communities (during 2016, we identified 496 homes in need of repair, completed repairs on 337 homes, with 297 homes in various stages of repair at December 31, 2016 - please see Note 8 for additional information) and $2.6 million in asset impairment charges in certain of our older Texas communities during the twelve months ended December 31, 2016, partially offset by the 18% increase in the number of homes delivered noted above. Our housing gross margin percentage declined from 20.3% in prior year's twelve month period to 14.6% for the same period in 2016. Exclusive of the stucco-related and impairment charges, our adjusted housing gross margin percentage declined 190 basis points to 18.4% in the twelve months ended December 31, 2016 largely due to the mix of communities delivering homes and higher construction and lot costs. Our land gross margin declined $1.8 million as a result of fewer strategic land sales in the twelve months ended December 31, 2016 compared to the same period in 2015.
Selling, general and administrative expense increased $10.5 million from $56.9 million in 2015 to $67.4 million in 2016 and increased slightly as a percentage of revenue to 11.2% in 2016 from 11.1% in 2015. The increase in selling, general and administrative expense was attributable, in part, to a $6.3 million increase in selling expense due to (1) a $4.1 million increase in variable selling expenses resulting from increases in sales commissions from the higher average sales price of homes delivered and higher number of homes delivered, and (2) a $2.2 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $4.2 million increase in general and administrative expense, which was primarily related to a $1.3 million increase in compensation related expense, a $0.6 million increase related to start-up costs associated with our new Sarasota division, a $1.1 million increase in land related expenses, a $0.3 million increase in professional fees, and a $0.9 million increase in other miscellaneous expenses.
During 2016, we experienced a 17% increase in new contracts in our Southern region, from 1,557 in 2015 to 1,822 in 2016, and a 20% increase in backlog from 560 homes at December 31, 2015 to 674 homes at December 31, 2016. The increases in new contracts and backlog were primarily due to improved demand in our Florida markets as well as continued growth in many of our Texas markets. Average sales price in backlog decreased, however, to $355,000 at December 31, 2016 from $357,000 at December 31, 2015 due to a change in product type and market mix. During 2016, we opened 28 communities in our Southern region compared to 23 in 2015. Our monthly absorption rate in our Southern region declined slightly to 2.1 per community in 2016 from 2.2 per community in 2015.
Mid-Atlantic Region. For the twelve months ended December 31, 2016, homebuilding revenue in our Mid-Atlantic region increased $42.3 million from $366.8 million in 2015 to $409.1 million in 2016. This 12% increase in homebuilding revenue was the result of a 5% increase in the average sales price of homes delivered ($16,000 per home delivered), a 6% increase in the number of homes delivered (65 units), and a $2.3 million increase in land sale revenue compared to prior year. Operating income in our Mid-Atlantic region increased $8.4 million, from $25.1 million in 2015 to $33.5 million in 2016. This increase in operating income was primarily the result of a $9.3 million increase in our gross margin, partially offset by a $0.9 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $10.2 million, due to the 5% increase in the average sales price of homes delivered and the 6% increase in the number of homes delivered noted above. Our housing gross margin percentage improved by 80 basis points from 17.5% in 2015 to 18.3% in 2016. We had $1.2 million in asset impairment charges in 2016 and $3.6 million of asset impairment charges in 2015. Exclusive of these charges in both years, our adjusted housing gross margin percentage improved 6 basis points to 18.62% in 2016 compared to 18.56% in 2015. Our land gross margin declined $0.9 million in the twelve months ended December 31, 2016 compared to the same period in 2015 due to lower profits on land sales in the current year compared to the prior year.
Selling, general and administrative expense increased $0.9 million from $38.3 million in 2015 to $39.2 million in 2016 but declined as a percentage of revenue to 9.6% compared to 10.4% in 2015. The increase in selling, general and administrative expense was attributable, in part, to a $0.5 million increase in selling expense primarily due to an increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered. The increase in selling, general and administrative expense was also attributable to a $0.4 million increase in general and administrative expense, which was primarily related to an increase in incentive compensation related expenses.
During the twelve months ended December 31, 2016, we experienced a 10% increase in new contracts in our Mid-Atlantic region, from 1,051 in 2015 to 1,158 in 2016, and a 25% increase in the number of homes in backlog from 299 homes at December 31, 2015 to 373 homes at December 31, 2016. Average sales price of homes in backlog increased from $360,000 at December 31, 2015 to $380,000 at December 31, 2016. We opened 11 communities in our Mid-Atlantic region during the twelve months ended December 31, 2016 compared to 15 during the same period in 2015. Our monthly absorption rate in our Mid-Atlantic region was 2.5 per community in 2016, the same as in the twelve months ended December 31, 2015.
Financial Services. Revenue from our mortgage and title operations increased $6.0 million (17%) from $36.0 million for the twelve months ended December 31, 2015 to $42.0 million for the twelve months ended December 31, 2016 as a result of a 15% increase in the number of loan originations, from 2,853 in 2015 to 3,286 in 2016, and a 4.2% increase in the average loan amount from $283,000 in 2015 to $295,000 in 2016. In addition, we experienced higher margins on our loans sold than we experienced in 2015 due to more favorable market conditions during the twelve month period ended December 31, 2016.
Our financial service operations ended 2016 with a $2.2 million increase in operating income compared to the same period in 2015, which was primarily due to the increase in our revenue discussed above, offset, in part, by a $3.8 million increase in selling, general and administrative expense compared to 2015, which was primarily attributable to a $2.1 million increase in compensation expense, a $0.8 million increase in expenses related to mortgage loans sold, a $0.6 million increase in computer costs related to our investment in new information systems, and a $0.3 million increase in other miscellaneous expenses.
At December 31, 2016, M/I Financial provided financing services in all of our markets. Approximately 84% of our homes delivered during 2016 were financed through M/I Financial, compared to 81% during 2015. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expense increased $5.7 million, from $33.1 million in 2015 to $38.8 million in 2016. The increase was primarily due to a $3.0 million increase in compensation expense, a $1.1 million increase in depreciation expense, a $0.3 million increase related to costs associated with new information systems, a $0.2 million increase in professional fees, and a $1.1 million increase in other miscellaneous expenses.
Interest Expense - Net. Interest expense for the Company increased slightly by $0.1 million, from $17.5 million in the twelve months ended December 31, 2015 to $17.6 million in the twelve months ended December 31, 2016. This increase was primarily the result of an increase in our weighted average borrowings from $573.2 million in 2015 to $612.5 million in 2016. The increase in our weighted average borrowings primarily related to an increase in average borrowings under the Credit Facility during 2016 compared to 2015, combined with an increase in the principal amount of senior notes outstanding at December 31, 2016 ($300.0 million aggregate principal amount of 2021 Senior Notes outstanding at December 31, 2016 compared to $230.0 million aggregate principal amount of 2018 Senior Notes outstanding during 2015). Partially offsetting this increase was a decline in our weighted average borrowing rate from 6.21% in the twelve months ended December 31, 2015 to 5.77% for the twelve months ended December 31, 2016, which was primarily due to the lower interest rate payable on the 2021 Senior Notes compared with the interest rate payable on the 2018 Senior Notes that were outstanding during 2015.
Earnings from Joint Venture Arrangements. Earnings from joint venture arrangements represents our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. In 2016 and 2015, the Company earned $0.6 million and $0.5 million, respectively, in equity income from joint venture arrangements.
Income Taxes. Our overall effective tax rate was 38.3% for the year ended December 31, 2016 and 40.5% for the year ended December 31, 2015. The lower effective rate for the twelve months ended December 31, 2016 was primarily attributable to the impact of annual tax benefits expected for the domestic production activities deduction and energy tax credits that were realized during 2016 (please see Note 14 to our Consolidated Financial Statements for more information).

Segment Non-GAAP Financial Measures. This report contains information about our adjusted housing gross margin, which constitutes a non-GAAP financial measure. Because adjusted housing gross margin is not calculated in accordance with GAAP, this financial measure may not be completely comparable to similarly-titled measures used by other companies in the homebuilding industry and, therefore, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, this non-GAAP financial measure should be used to supplement our GAAP results in order to provide a greater understanding of the factors and trends affecting our operations.

Adjusted housing gross margin for each of our reportable segments is calculated as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Midwest region:
Housing revenue	$631,772	$495,044	$420,434
Housing cost of sales	506,652	399,821	343,880

Housing gross margin	125,120	95,223	76,554
Add: Impairment (a)	253	—	3,436
Add: Purchase accounting adjustments (b)	1,081	—	—

Adjusted housing gross margin	$126,454	$95,223	$79,990

Housing gross margin percentage	19.8%	19.2%	18.2%
Adjusted housing gross margin percentage	20.0%	19.2%	19.0%

Southern region:
Housing revenue	$583,817	$492,227	$412,438
Housing cost of sales	498,314	392,208	331,620

Housing gross margin	85,503	100,019	80,818
Add: Impairment (a)	2,578	—	—
Add: Stucco-related charges (c)	19,409	—	—

Adjusted housing gross margin	$107,490	$100,019	$80,818

Housing gross margin percentage	14.6%	20.3%	19.6%
Adjusted housing gross margin percentage	18.4%	20.3%	19.6%

Mid-Atlantic region:
Housing revenue	$394,907	$354,864	$331,931
Housing cost of sales	322,523	292,648	270,312

Housing gross margin	72,384	62,216	61,619
Add: Impairment (a)	1,161	3,638	21

Adjusted housing gross margin	$73,545	$65,854	$61,640

Housing gross margin percentage	18.3%	17.5%	18.6%
Adjusted housing gross margin percentage	18.6%	18.6%	18.6%

(a)	Represents asset impairment charges taken during the respective periods.

(b)	Represents purchase accounting adjustments from our 2015 Minneapolis/St. Paul acquisition.

(c)	Represents warranty charges for known and estimated future stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8).
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
Earnings from Joint Venture Arrangements. Earnings from joint venture arrangements represents our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. In 2015 and 2014, the Company earned $0.5 million and $0.3 million, respectively, in equity income from joint venture arrangements.
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

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity
At December 31, 2016, we had $34.4 million of cash, cash equivalents and restricted cash, with $33.4 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $23.1 million increase in unrestricted cash and cash equivalents from December 31, 2015. Our principal uses of cash during 2016 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, and short-term working capital and debt service requirements. In order to fund these uses of cash, we used proceeds from home deliveries and the sale of mortgage loans, borrowings under our credit facilities, and other sources of liquidity.
We are actively acquiring and developing lots in our markets to replenish and grow our lot supply and active community count. We expect to continue to expand our business based on the anticipated level of demand for new homes in our markets. Accordingly, we expect our cash outlays for land purchases, land development, home construction and operating expenses will continue to exceed our cash generated by operations during some monthly and quarterly periods in 2017, and we expect to continue to utilize our revolving credit facility in 2017.
During the year ended December 31, 2016, we delivered 4,482 homes, started 4,881 homes, and spent $227.6 million on land purchases and $180.2 million on land development. Based on our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $500 million to $550 million on land purchases and land development during 2017.
We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to these land option agreements, as of December 31, 2016, we had purchase agreements to acquire 12,709 lots, with an aggregate current purchase price of approximately $556.2 million during 2017 through 2028.
Land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home deliveries and adjust our land spending accordingly. The planned increase in our land spending in 2017 compared to 2016 is driven primarily by the growth of our business.
Operating Cash Flow Activities. During 2016, we had $34.2 million of cash provided by operating activities, compared to $82.4 million of cash used in operating activities in 2015. The cash provided by operating activities in 2016 was primarily a result of net income and deferred tax expense totaling $87.9 million, along with an increase in accounts payable and other liabilities totaling $46.6 million, offset partially by an $83.8 million increase in inventory along with $30.6 million of cash used for mortgage loan originations net of proceeds from the sale of mortgage loans. The $82.4 million of cash used in operating activities in 2015 was primarily a result of a $159.0 million increase in inventory, along with $34.8 million of cash used for mortgage loan originations net of proceeds from the sale of mortgage loans, offset partially by net income and deferred tax expense totaling $84.3 million, and an increase in accounts payable and other liabilities totaling $14.5 million.
Investing Cash Flow Activities. During 2016, we used $31.6 million of cash in investing activities, compared to $41.5 million of cash used in investing activities during 2015. This $9.9 million decrease in cash usage was primarily due to our acquisition of a privately held homebuilder in Minneapolis/St. Paul, Minnesota in 2015 , offset, in part, by an increase in spending on property and equipment primarily resulting from our purchase of an airplane during the first quarter of 2016, as well as the sale of mortgage servicing rights of $3.1 million that occurred in 2015.
Financing Cash Flow Activities. During 2016, we generated $18.8 million of cash from our financing activities, compared to generating $114.5 million of cash from our financing activities during 2015. The $95.7 million decrease in cash generated from financing activities was primarily due to the proceeds from our issuance of $300.0 million of 6.75% Senior Notes due 2021 (the “2021 Senior Notes”) in 2015, net of $5.8 million in related debt issuance costs and $226.9 million to redeem our 2018 Senior Notes.
At December 31, 2016 and December 31, 2015, our ratio of homebuilding debt to capital was 43% and 45%, respectively, calculated as the carrying value of our outstanding homebuilding debt divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders' equity. The decrease compared to December 31, 2015 was due to an increase in shareholders’ equity at December 31, 2016 as well as slightly lower debt levels compared to December 31, 2015. We believe that this ratio provides useful information regarding our financial position, for understanding the leverage employed in our operations and for comparing us with other homebuilders.

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
The Company is a party to three primary credit agreements: (1) a $400 million unsecured revolving credit facility dated July 18, 2013, as amended, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $125 million secured mortgage warehousing agreement, dated June 24, 2016, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $15 million mortgage repurchase agreement with M/I Financial as borrower, dated November 3, 2015, as amended on October 31, 2016 (the “MIF Mortgage Repurchase Facility”).
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of December 31, 2016:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	10/20/2018	$40,300	$322,648
Notes payable – financial services (b)	(b)	$152,895	$1,318

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation, which totaled $537.6 million of availability at December 31, 2016, such that the full $400 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $40.3 million of borrowings and $37.1 million of letters of credit outstanding at December 31, 2016, leaving $322.6 million available. The Credit Facility has an expiration date of October 20, 2018.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements as of December 31, 2016 was $185 million, which included seasonal increases for each facility (as further described below) which were applicable through February 1, 2017 at which time the maximum aggregate commitment amount under the two agreements reverted to $140 million. The MIF Mortgage Warehousing Agreement has an expiration date of June 23, 2017 and the MIF Mortgage Repurchase Facility has an expiration date of October 30, 2017.

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
Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $404.5 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 16 to our Consolidated Financial Statements), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries. The guarantors for the Credit Facility are the same subsidiaries that guarantee our $300.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Senior Notes”), our $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) and our $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”).

As of December 31, 2016, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of December 31, 2016:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$404.5	$604.8
Leverage Ratio	≤	0.60	0.45
Interest Coverage Ratio	≥	1.5 to 1.0	4.6 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$181.4	$15.8
Unsold Housing Units and Model Homes	≤	1,795	971
Homebuilding Letter of Credit Facilities. As of December 31, 2015, the Company was a party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”). During 2016, the Company terminated one Letter of Credit Facility, allowed another Letter of Credit Facility to expire by its terms, and extended the maturity date on the remaining Letter of Credit Facility for an additional year to September 30, 2017 and reduced the amount of the remaining facility from $4.0 million to $2.0 million. Under the terms of the remaining Letter of Credit Facility, letters of credit can be issued for maximum terms ranging from one year to three years. The Letter of Credit Facility contains a cash collateral requirement of 101%. Upon maturity or the earlier termination of the Letter of Credit Facility, letters of credit that have been issued under the Letter of Credit Facility remain outstanding with cash collateral in place through the expiration date.
As of December 31, 2016, there was a total of $0.6 million of letters of credit issued under the Letter of Credit Facility, which was collateralized with $0.6 million of restricted cash.
Notes Payable - Financial Services.
MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The Agreement provides a maximum borrowing availability of $125 million which increased to $150 million from September 25, 2016 to October 15, 2016 and from December 15, 2016 to February 2, 2017. The MIF Mortgage Warehousing Agreement has an expiration date of June 23, 2017. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 250 basis points and (2) 2.75%.
As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Warehousing Agreement was set at approximately one year and is under consideration for extension annually by the participating lenders. We expect to extend the MIF Mortgage Warehousing Agreement on or prior to the current expiration date of June 23, 2017, but we cannot provide any assurance that we will be able to obtain such an extension.
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
As of December 31, 2016, there was $119.7 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of December 31, 2016:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	7.8 to 1.0
Liquidity	≥	$6.3	$10.6
Adjusted Net Income	>	$0.0	$10.1
Tangible Net Worth	≥	$12.5	$20.7
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The Agreement provides a maximum borrowing availability of $15 million which increased to $35 million from December 2, 2016 through February 1, 2017. The MIF Mortgage

Repurchase Facility has an expiration date of October 30, 2017. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of December 31, 2016, there was $33.2 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants as of December 31, 2016.
Senior Notes and Convertible Senior Subordinated Notes.
6.75% Senior Notes. In December 2015, the Company issued $300 million aggregate principal amount of 6.75% Senior Notes due 2021. The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of December 31, 2016, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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
3.25% Convertible Senior Subordinated Notes. In September 2012, the Company issued $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share which equates to approximately 2.4 million common shares. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017.  To the extent that any of the 2017 Convertible Senior Subordinated Notes are not converted into our common shares prior to maturity and remain outstanding, we expect to pay the principal amount of such outstanding notes (plus any accrued and unpaid interest that is due and payable) on the maturity date in accordance with the terms of the Indenture from amounts available under our Credit Facility and/or other sources of capital. See Note 11 to the Consolidated Financial Statements for more information regarding the 2017 Convertible Senior Subordinated Notes.
Weighted Average Borrowings. In 2016 and 2015, our weighted average borrowings outstanding were $612.5 million and $573.2 million, respectively, with a weighted average interest rate of 5.77% and 6.21%, respectively. The increase in our weighted average borrowings primarily related to an increase in borrowings under the Credit Facility during 2016 compared to 2015, combined with an increase in the principal amount of senior notes outstanding at December 31, 2016 ($300.0 million aggregate principal amount of 2021 Senior Notes outstanding during the year ended December 31, 2016 compared to $230.0 million aggregate principal amount of 2018 Senior Notes outstanding during 2015). The decline in our weighted average interest rate was primarily due to the lower interest rate payable on the 2021 Senior Notes that were outstanding during 2016 compared with the interest rate payable on the 2018 Senior Notes that were outstanding during 2015.
At December 31, 2016, we had $40.3 million outstanding under the Credit Facility. During the twelve months ended December 31, 2016, the average daily amount outstanding under the Credit Facility was $99.2 million and the maximum amount outstanding under the Credit Facility was $149.9 million. Based on our current anticipated spending on home construction, land acquisition and development in 2017, offset by expected cash receipts from home deliveries, we expect to continue to borrow under the Credit Facility during 2017, with an estimated peak amount outstanding not expected to exceed $200 million. The actual amount borrowed in 2017 (and the estimated peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company and any repayments or redemptions of outstanding debt.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.

There were $37.1 million of letters of credit issued and outstanding under the Credit Facility at December 31, 2016. During 2016, the average daily amount of letters of credit outstanding under the Credit Facility was $37.0 million and the maximum amount of letters of credit outstanding under the Credit Facility was $39.9 million.
At December 31, 2016, M/I Financial had $119.7 million outstanding under the MIF Mortgage Warehousing Agreement.  During 2016, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $51.6 million and the maximum amount outstanding was $119.7 million.
At December 31, 2016, M/I Financial had $33.2 million outstanding under the MIF Mortgage Repurchase Facility.  During 2016, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $9.8 million and the maximum amount outstanding was $33.2 million, which occurred during December, while the “seasonal increase” provision was in effect and the maximum borrowing availability was $35.0 million.
Preferred Shares. At December 31, 2016, we had 2,000,000 depositary shares, each representing 1/1000th of a Series A Preferred Share, or 2,000 Series A Preferred Shares in the aggregate, outstanding. The Series A Preferred Shares have a liquidation preference equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the date of final distribution). Dividends on the Series A Preferred Shares are non-cumulative and, if declared by us, are paid at an annual rate of 9.75%. Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15. If there is a change of control of the Company and if the Company’s corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Series A Preferred Shares will increase to 10.75% per year. We may redeem the Series A Preferred Shares in whole or in part (provided, that any redemption that would reduce the aggregate liquidation preference of the Series A Preferred Shares below $25 million in the aggregate would be restricted to a redemption in whole only) at any time or from time to time at a cash redemption price equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the redemption date). Holders of the Series A Preferred Shares have no right to require redemption of the Series A Preferred Shares. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities, and will remain outstanding indefinitely unless redeemed by us. Holders of the Series A Preferred Shares have no voting rights, except with respect to those specified matters set forth in the Company’s Amended and Restated Articles of Incorporation or as otherwise required by applicable Ohio law, and no preemptive rights. The outstanding depositary shares are listed on the New York Stock Exchange under the trading symbol “MHO-PrA.” There is no separate public trading market for the Series A Preferred Shares except as represented by the depositary shares.
The indenture governing our 2021 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $144.9 million at December 31, 2016. We are permitted by the indenture to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance in our restricted payments basket. We declared and paid a quarterly dividend of $609.375 per share on our Series A Preferred Shares for each quarter in 2016 and 2015 for aggregate dividend payments of $4.9 million for the years ended December 31, 2016 and 2015. The determination to pay future dividends on, and make future repurchases of, our common shares and Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
Universal Shelf Registration. In October 2016, the Company filed a $400 million universal shelf registration statement with the SEC, which registration statement became effective on November 9, 2016 and will expire in November 2019. Pursuant to the registration statement, the Company may, from time to time, offer debt securities, common shares, preferred shares, depositary shares, warrants to purchase debt securities, common shares, preferred shares, depositary shares or units of two or more of those securities, rights to purchase debt securities, common shares, preferred shares or depositary shares, stock purchase contracts and units. The timing and amount of offerings, if any, will depend on market and general business conditions.

CONTRACTUAL OBLIGATIONS
Included in the table below is a summary, as of December 31, 2016, of future cash requirements under the Company’s contractual obligations:

	Payments due by period
		Less Than	1 - 3	3 - 5	More than
	Total	1 year	Years	Years	5 years
Notes payable bank – homebuilding operations (a)	$40,528	$228	$40,300	$—	$—
Notes payable bank – financial services (b)	153,149	153,149	—	—	—
Notes payable – other (including interest)	6,731	5,270	913	548	—
Senior notes (including interest)	388,594	20,250	40,500	327,844	—
Convertible senior subordinated notes (including interest)	149,500	61,956	87,544		—
Obligation for consolidated inventory not owned (c)	7,528	7,528	—	—	—
Operating leases	13,682	4,767	4,806	2,780	1,329
Total	$759,712	$253,148	$174,063	$331,172	$1,329

(a)
Borrowings under the Company’s Credit Facility are at either the floating Alternate Base Rate plus 1.50% or at the Eurodollar Rate plus 2.50%.  Borrowings outstanding at December 31, 2016 had a weighted average interest rate of 4.2%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.

(b)
Borrowings under the MIF Mortgage Warehousing Agreement are at the greater of the floating LIBOR rate plus 250 basis points or 2.75%.  Borrowings under the MIF Mortgage Repurchase Facility are at the floating LIBOR rate plus 250 or 275 basis points, depending on the loan type. Total borrowings outstanding under both agreements at December 31, 2016 had a weighted average interest rate of 3.3%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.

(c)
The Company is party to six land purchase agreements in which the Company has specific performance requirements. The future amounts payable related to these six land purchase agreements is the number of lots the Company is obligated to purchase at the lot price set forth in the agreement. The time period in which these payments will be made is the Company’s best estimate of when these lots will be purchased.

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
Our off-balance sheet arrangements relating to our homebuilding operations include joint venture arrangements, land option agreements, guarantees and indemnifications associated with acquiring and developing land, and the issuance of letters of credit and completion bonds. Our use of these arrangements is for the purpose of securing the most desirable lots on which to build homes for our homebuyers in a manner that we believe reduces the overall risk to the Company.  Additionally, in the ordinary course of its business, M/I Financial issues guarantees and indemnities relating to the sale of loans to third parties.
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

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
(Dollars in thousands)
Revenue	$523,246	$442,464	$401,247	$324,370
Unit data:
New contracts	999	1,088	1,354	1,314
Homes delivered	1,416	1,148	1,042	876
Backlog at end of period	1,804	2,221	2,281	1,969

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
(Dollars in thousands)
Revenue	$468,923	$363,457	$322,856	$263,159
Unit data:
New contracts	897	988	1,100	1,108
Homes delivered	1,253	994	919	717
Backlog at end of period	1,531	1,788	1,794	1,613

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permit borrowings of up to $585 million at December 31, 2016, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.
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
The table below shows the notional amounts of our financial instruments at December 31, 2016 and 2015:

	December 31,
Description of Financial Instrument (in thousands)	2016	2015
Best-effort contracts and related committed IRLCs	$6,607	$2,625
Uncommitted IRLCs	66,875	46,339
FMBSs related to uncommitted IRLCs	66,000	46,000
Best-effort contracts and related mortgage loans held for sale	125,348	100,152
FMBSs related to mortgage loans held for sale	33,000	27,000
Mortgage loans held for sale covered by FMBSs	32,870	26,690

The table below shows the measurement of assets and liabilities at December 31, 2016 and 2015:

	December 31,
Description of Financial Instrument (in thousands)	2016	2015
Mortgage loans held for sale	$154,020	$127,001
Forward sales of mortgage-backed securities	230	(93)
Interest rate lock commitments	250	321
Best-efforts contracts	(90)	(206)
Total	$154,410	$127,023

The following table sets forth the amount of (loss) gain recognized on assets and liabilities for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
Description (in thousands)	2016	2015	2014
Mortgage loans held for sale	$(3,591)	$(590)	$3,191
Forward sales of mortgage-backed securities	323	89	(927)
Interest rate lock commitments	(71)	32	607
Best-efforts contracts	116	(258)	(426)
Total (loss) gain recognized	$(3,223)	$(727)	$2,445

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2016. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at December 31, 2016. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total	12/31/2016
ASSETS:
Mortgage loans held for sale:
Fixed rate	$149,921	—	—	—	—	—	$149,921	$144,265
Weighted average interest rate	3.85%	—	—	—	—	—	3.85%
Variable rate	$10,173	—	—	—	—	—	$10,173	$9,755
Weighted average interest rate	3.25%	—	—	—	—	—	3.25%

LIABILITIES:
Long-term debt — fixed rate	$58,016	$86,778	$292	$292	$300,228	—	$445,606	$469,943
Weighted average interest rate	3.37%	3.02%	3.37%	3.37%	6.73%	—	5.56%
Short-term debt — variable rate	$193,195	—	—	—	—	—	$193,195	$193,195
Weighted average interest rate	3.45%	—	—	—	—	—	3.45%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of M/I Homes, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of M/I Homes, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 17, 2017

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share amounts)	2016	2015	2014

Revenue	$1,691,327	$1,418,395	$1,215,180
Costs and expenses:
Land and housing	1,358,183	1,114,663	958,991
Impairment of inventory and investment in joint venture arrangements	3,992	3,638	3,457
General and administrative	111,600	93,208	88,830
Selling	108,809	95,092	81,148
Equity in income of joint venture arrangements	(640)	(498)	(347)
Interest	17,598	17,521	13,365
Loss on early extinguishment of debt	—	7,842	—
Total costs and expenses	$1,599,542	$1,331,466	$1,145,444

Income before income taxes	91,785	86,929	69,736

Provision from income taxes	35,176	35,166	18,947

Net income	$56,609	$51,763	$50,789

Preferred dividends	4,875	4,875	4,875

Net income to common shareholders	$51,734	$46,888	$45,914

Earnings per common share:
Basic	$2.10	$1.91	$1.88
Diluted	$1.84	$1.68	$1.65

Weighted average shares outstanding:
Basic	24,666	24,575	24,463
Diluted	30,116	30,047	29,912

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2016	2015

ASSETS:
Cash, cash equivalents and restricted cash	$34,441	$13,101
Mortgage loans held for sale	154,020	127,001
Inventory	1,215,934	1,112,042
Property and equipment - net	22,299	12,897
Investment in joint venture arrangements	28,016	36,967
Deferred income taxes	30,875	67,404
Other assets	62,926	46,142
TOTAL ASSETS	$1,548,511	$1,415,554

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$103,212	$86,878
Customer deposits	22,156	19,567
Other liabilities	123,162	93,670
Community development district (“CDD”) obligations	476	1,018
Obligation for consolidated inventory not owned	7,528	6,007
Notes payable bank - homebuilding operations	40,300	43,800
Notes payable bank - financial services operations	152,895	123,648
Notes payable - other	6,415	8,441
Convertible senior subordinated notes due 2017 - net	57,093	56,518
Convertible senior subordinated notes due 2018 - net	85,423	84,714
Senior notes due 2021 - net	295,677	294,727
TOTAL LIABILITIES	$894,337	$818,988

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; 2,000 shares issued and outstanding at both December 31, 2016 and 2015	$48,163	$48,163
Common shares - $.01 par value; authorized 58,000,000 shares at both December 31, 2016 and 2015; issued 27,092,723 shares at both December 31, 2016 and 2015	271	271
Additional paid-in capital	246,549	241,239
Retained earnings	407,161	355,427
Treasury shares - at cost - 2,415,290 and 2,443,679 shares at December 31, 2016 and 2015, respectively	(47,970)	(48,534)
TOTAL SHAREHOLDERS’ EQUITY	$654,174	$596,566
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,548,511	$1,415,554
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2013	2,000	$48,163	24,357,943	$271	$236,060	$262,625	$(54,316)	$492,803
Net income	—	—	—	—	—	50,789	—	50,789
Dividends declared to preferred shareholders	—	—	—	—	—	(4,875)	—	(4,875)
Stock options exercised	—	—	147,619	—	(988)	—	2,932	1,944
Stock-based compensation expense	—	—	—	—	3,215	—	—	3,215
Deferral of executive and director compensation	—	—	—	—	419	—	—	419
Executive and director deferred compensation distributions	—	—	7,348	—	(146)	—	146	—
Balance at December 31, 2014	2,000	$48,163	24,512,910	$271	$238,560	$308,539	$(51,238)	$544,295
Net income	—	—	—	—	—	51,763	—	51,763
Dividends declared to preferred shareholders	—	—	—	—	—	(4,875)	—	(4,875)
Stock options exercised	—	—	72,640	—	(408)	—	1,443	1,035
Stock-based compensation expense	—	—	—	—	3,942	—	—	3,942
Deferral of executive and director compensation	—	—	—	—	406	—	—	406
Executive and director deferred compensation distributions	—	—	63,494	—	(1,261)	—	1,261	—
Balance at December 31, 2015	2,000	$48,163	24,649,044	$271	$241,239	$355,427	$(48,534)	$596,566
Net income	—	—	—	—	—	56,609	—	56,609
Dividends declared to preferred shareholders	—	—	—	—	—	(4,875)	—	(4,875)
Reversal of deferred tax asset related to stock options and executive deferred compensation distributions	—	—	—	—	269		—	269
Stock options exercised	—	—	14,600	—	(108)	—	290	182
Stock-based compensation expense	—	—	—	—	5,315	—	—	5,315
Deferral of executive and director compensation	—	—	—	—	108	—	—	108
Executive and director deferred compensation distributions	—	—	13,789	—	(274)	—	274	—
Balance at December 31, 2016	2,000	$48,163	24,677,433	$271	$246,549	$407,161	$(47,970)	$654,174

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$56,609	$51,763	$50,789
Adjustments to reconcile net income to net cash used in operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	3,992	3,638	2,410
Impairment of investment in joint venture arrangements	—	—	1,047
Equity in income of joint venture arrangements	(640)	(498)	(347)
Mortgage loan originations	(969,690)	(807,986)	(677,418)
Proceeds from the sale of mortgage loans	939,080	773,189	669,625
Fair value adjustment of mortgage loans held for sale	3,591	590	(3,191)
Capitalization of originated mortgage servicing rights	(5,569)	(4,726)	(4,009)
Amortization of mortgage servicing rights	1,652	1,010	775
Depreciation	8,552	6,612	5,175
Amortization of debt discount and debt issue costs	3,402	3,306	3,121
Loss on early extinguishment of debt, including transaction costs	—	2,883	—
Payment of original issue discount on redemption of senior notes	—	(3,126)	—
Stock-based compensation expense	5,315	3,942	3,215
Deferred income tax expense	31,311	32,526	25,790
Deferred tax asset valuation allowances	—	—	(9,291)
Change in assets and liabilities:
Inventory	(83,775)	(159,011)	(209,318)
Other assets	(13,643)	(6,296)	(5,286)
Accounts payable	16,334	9,827	5,112
Customer deposits	2,589	3,458	497
Accrued compensation	4,853	1,861	1,182
Other liabilities	30,234	4,673	7,618
Net cash provided by (used in) operating activities	34,197	(82,365)	(132,504)

INVESTING ACTIVITIES:
Purchase of property and equipment	(13,106)	(3,659)	(2,946)
Acquisition, net of cash acquired	—	(23,950)	—
Return of capital from joint venture arrangements	3,207	1,226	1,523
Investment in joint venture arrangements	(21,746)	(18,162)	(20,415)
Net proceeds from sale of mortgage servicing rights	—	3,065	2,135
Net cash used in investing activities	(31,645)	(41,480)	(19,703)

FINANCING ACTIVITIES:
Repayment of senior notes, net of original issue discount	—	(226,874)	—
Proceeds from issuance of senior notes	—	300,000	—
Proceeds from bank borrowings - homebuilding operations	351,500	417,300	192,600
Repayment of bank borrowings - homebuilding operations	(355,000)	(403,500)	(162,600)
Net proceeds from bank borrowings - financial services operations	29,247	38,269	5,350
(Principal repayment of) proceeds from notes payable-other and CDD bond obligations	(2,026)	(1,077)	1,728
Dividends paid on preferred shares	(4,875)	(4,875)	(4,875)
Debt issue costs	(240)	(5,818)	(2,081)
Proceeds from exercise of stock options	182	1,035	1,944
Net cash provided by financing activities	18,788	114,460	32,066
Net increase (decrease) in cash, cash equivalents and restricted cash	21,340	(9,385)	(120,141)
Cash, cash equivalents and restricted cash balance at beginning of period	13,101	22,486	142,627
Cash, cash equivalents and restricted cash balance at end of period	$34,441	$13,101	$22,486

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$6,597	$15,173	$9,730
Income taxes	$2,271	$2,308	$2,386

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(542)	$(1,553)	$(559)
Consolidated inventory not owned	$1,521	$5,399	$(1,167)
Distribution of single-family lots from joint venture arrangements	$28,130	$8,236	$25,689
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies
Business.  M/I Homes, Inc. and its subsidiaries (the “Company” or “we”) is engaged primarily in the construction and sale of single-family residential homes in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Tampa, Orlando and Sarasota, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.  The Company designs, sells and builds single-family homes on developed lots, which it develops or purchases ready for home construction.  The Company also purchases undeveloped land to develop into developed lots for future construction of single-family homes and, on a limited basis, for sale to others.  Our homebuilding operations operate across three geographic regions in the United States.  Within these regions, our operations have similar economic characteristics; therefore, they have been aggregated into three reportable homebuilding segments: Midwest homebuilding, Southern homebuilding and Mid-Atlantic homebuilding.
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
Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of M/I Homes, Inc. and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities in which we are deemed the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash.  Cash and cash equivalents are liquid investments with an initial maturity of three months or less. Amounts in transit from title companies for homes delivered are included in this balance at December 31, 2016 and 2015, respectively.
Restricted cash consists of amounts held in restricted accounts as collateral for letters of credit as well as cash held in escrow. Cash, Cash Equivalents and Restricted Cash includes restricted cash balances of $1.1 million and $2.9 million at December 31, 2016 and 2015, respectively.
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
Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land is impaired, at which point the inventory is written down to fair value as required by the FASB Accounting Standards Codification (“ASC”) 360-10,

Property, Plant and Equipment (“ASC 360”).  The Company assesses inventory for recoverability on a quarterly basis to determine if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, the value of the land itself as well as any results from third party appraisals. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. We also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community’s historical results do not indicate a potential for impairment. From the review of all of these factors, we identify communities whose carrying values may exceed their estimated undiscounted future cash flows and run a test for recoverability. For those communities whose carrying values exceed the estimated undiscounted future cash flows and which are deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company’s cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions and/or changes in management’s intentions with respect to the inventory may lead the Company to incur additional impairment charges in the future.
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
As of December 31, 2016, our projections generally assume a gradual improvement in market conditions over time. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of both December 31, 2016 and December 31, 2015, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.
Our quarterly assessments reflect management’s best estimates. Due to the inherent uncertainties in management’s estimates and uncertainties related to our operations and our industry as a whole, we are unable to determine at this time if and to what extent continuing future impairments will occur. Additionally, due to the volume of possible outcomes that can be generated from changes in the various model inputs for each community, we do not believe it is possible to create a sensitivity analysis that can provide meaningful information for the users of our consolidated financial statements. Further details relating to our assessment of inventory for recoverability are included in Note 3 to our Consolidated Financial Statements.
Capitalized Interest.  The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  The summary of capitalized interest for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Capitalized interest, beginning of period	$16,740	$15,296	$13,802
Interest capitalized to inventory	17,685	18,410	17,937
Capitalized interest charged to cost of sales	(18,413)	(16,966)	(16,443)
Capitalized interest, end of year	$16,012	$16,740	$15,296

Interest incurred	$35,283	$35,931	$31,302
Investment in Joint Venture Arrangements. In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During 2016, we decreased our total investment in such joint venture arrangements by $9.0 million from $37.0 million at December 31, 2015 to $28.0 million at December 31, 2016, which was driven primarily by our increased lot distributions from joint venture arrangements during 2016 of $28.1 million, offset, in part, by our cash contributions to our joint venture arrangements during 2016 of $21.7 million.

We use the equity method of accounting for investments in joint venture arrangements over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the joint venture arrangements’ earnings or loss, if any, is included in our Consolidated Statements of Income. The Company assesses its investments in joint venture arrangements for recoverability on a quarterly basis in accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”) as described below.
If the fair value of the investment is less than the investment’s carrying value, and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the joint venture arrangements, the timing of distribution of lots to the Company from the joint venture arrangements, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in joint venture arrangements, the Company evaluates the projected cash flows associated with each joint venture arrangements.
As of both December 31, 2016 and December 31, 2015, the Company used a discount rate of 16% in determining the fair value of investments in joint venture arrangements. In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the company; and (3) the intent and ability of the Company to retain its investment in the joint venture arrangements for a period of time sufficient to allow for any anticipated recovery in market value. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.
For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company’s ownership in these LLCs as of both December 31, 2016 and December 31, 2015 ranged from 25% to 74%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of December 31, 2016 is the amount invested of $28.0 million, although we expect to invest further amounts in these joint venture arrangements as development of the properties progresses. Further details relating to our joint venture arrangements are included in Note 6 to our Consolidated Financial Statements.
Variable Interest Entities. With respect to our investments in LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our consolidated financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a variable interest entity (“VIE”) and (2) if we are the primary beneficiary of the entity. To determine whether we are the primary beneficiary of an entity, we consider whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. This analysis considers, among other things, whether we have: the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If we determine that we are not able to control such activities, we are not considered the primary beneficiary of the VIE.
As of December 31, 2016, we have determined that no LLC in which we have an interest met the requirements of a VIE. As of December 31, 2015, we determined that one of the LLCs in which we had an interest at the time met the requirements of a VIE due to a lack of equity at risk in the entity. However, we determined that we did not have substantive control over that VIE as we did not have the ability to control the activities that most significantly impact its economic performance. As a result, we were not required to consolidate the VIE into our consolidated financial statements, and we instead recorded the VIE in Investment in Joint Venture Arrangements on our Consolidated Balance Sheets as of December 31, 2015.
Land Option Agreements. In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, using an analysis similar to that described above. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our

Consolidated Balance Sheets. At both December 31, 2016 and 2015, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements. Other than as described below in “Consolidated Inventory Not Owned,” the Company currently believes that its maximum exposure as of December 31, 2016 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $44.7 million, including cash deposits of $29.9 million, prepaid acquisition costs of $4.7 million, letters of credit of $4.5 million and $5.6 million of other non-cash deposits.
Consolidated Inventory Not Owned and Related Obligation. At December 31, 2016 and December 31, 2015, Consolidated Inventory Not Owned was $7.5 million and $6.0 million, respectively. At December 31, 2016 and 2015, the corresponding liability of $7.5 million and $6.0 million, respectively, has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheets.
Property and Equipment-net. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following are the major classes of depreciable assets and their estimated useful lives:

	Year Ended December 31,
(In thousands)	2016	2015
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	25,895	25,676
Transportation and construction equipment (a)	10,075	102
Property and equipment	47,793	37,601
Accumulated depreciation	(25,494)	(24,704)
Property and equipment, net	$22,299	$12,897

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment (a)	5-25 years

(a)
During the first quarter of 2016, the Company purchased an airplane for $9.9 million. The asset is included in the table above within Transportation and Construction Equipment and within Property and Equipment - Net in our Consolidated Balance Sheets. Depreciation is computed using the straight-line method over the respective estimated useful lives of the parts of the airplane. Maintenance and repair expenditures are charged to selling, general and administrative expense as incurred.

Depreciation expense was $3.6 million, $2.3 million and $2.0 million in 2016, 2015 and 2014, respectively.
Other Assets.  Other assets at December 31, 2016 and 2015 consisted of the following:.

	Year Ended December 31,
(In thousands)	2016	2015
Development reimbursement receivable from local municipalities	$15,698	$13,421
Mortgage servicing rights	11,443	7,526
Prepaid expenses	11,227	6,036
Prepaid acquisition costs	4,740	4,144
Other	19,818	15,015
Total other assets	$62,926	$46,142

Warranty Reserves. We use subcontractors for nearly all aspects of home construction. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. As such, we record warranty reserves to cover our exposure to the costs for materials and labor not expected to be covered by our subcontractors to the extent they relate to warranty-type claims. Warranty reserves are established by charging cost of sales and crediting a warranty reserve for each home delivered.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs described above under the Company’s warranty programs. Reserves are recorded for warranties under the following warranty programs:

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
Our warranty reserves for our transferable structural warranty programs are established on a per-unit basis. While the structural warranty reserve is recorded as each home is delivered, the sufficiency of the structural warranty per unit charge and total reserve is re-evaluated on an annual basis, with the assistance of an actuary, using our own historical data and trends, industry-wide historical data and trends, and other project specific factors. The reserves are also evaluated quarterly and adjusted if we encounter activity that is inconsistent with the historical experience used in the annual analysis. These reserves are subject to variability due to uncertainties regarding structural defect claims for products we build, the markets in which we build, claim settlement history, insurance and legal interpretations, among other factors.
While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. At December 31, 2016 and 2015, warranty reserves of $27.7 million and $14.3 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets. The increase in warranty reserves from 2015 to 2016 is related to stucco-related repairs in certain of our Florida communities. Please refer to Note 8 of our Consolidated Financial Statements for additional information related to our warranty reserves.
Self-insurance Reserves. Self-insurance reserves are made for estimated liabilities associated with employee health care, workers’ compensation, and general liability insurance. For 2016, our self-insurance limit for employee health care was $250,000 per claim per year, with stop loss insurance covering amounts in excess of $250,000. Our workers’ compensation claims are insured by a third party and carry a deductible of $250,000 per claim, except for workers compensation claims made in the State of Ohio where the Company is self-insured. Our self-insurance limit for Ohio workers’ compensation is $500,000 per claim, with stop loss insurance covering all amounts in excess of this limit. The reserves related to employee health care and workers’ compensation are based on historical experience and open case reserves. Our general liability claims are insured by a third party. The Company generally has a $7.5 million completed operations/construction defect deductible per occurrence by region and a $24.8 million deductible in the aggregate, with a $500,000 deductible for all other types of claims. The Company records a reserve for general liability claims falling below the Company’s deductible. The reserve estimate is based on an actuarial evaluation of our past history of general liability claims, other industry specific factors and specific event analysis. At December 31, 2016 and 2015, self-insurance reserves of $1.8 million and $1.6 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets. The Company recorded expenses totaling $6.5 million, $6.1 million and $7.8 million for all self-insured and general liability claims during the years ended December 31, 2016, 2015 and 2014, respectively.
Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability.  M/I Financial provides a limited-life guarantee on loans sold to certain third parties and estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience.  Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.  The Company has also provided certain other guarantees and indemnities in connection with the purchase and development of land, including environmental indemnities, and guarantees of the completion of land development.  The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure.  Actual future costs associated with these guarantees and indemnities could differ materially from our current estimated amounts. At December 31, 2016 and 2015, guarantees and indemnities of $1.3 million and $1.4 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.
Other Liabilities.  Other liabilities at December 31, 2016 and 2015 consisted of the following:

	Year Ended December 31,
(In thousands)	2016	2015
Accruals related to land development	$35,417	$27,867
Warranty	27,732	14,282
Payroll and other benefits	26,140	21,395
Other	33,873	30,126
Total other liabilities	$123,162	$93,670
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
Revenue Recognition.  Revenue from the sale of a home is recognized when the delivery has occurred, title has passed, the risks and rewards of ownership are transferred to the buyer, and an adequate initial and continuing investment by the homebuyer is received, or when the loan has been sold to a third-party investor. Revenue for homes that close to the buyer having a down payment of 5% or greater, home deliveries financed by third parties, and all home deliveries insured under Federal Housing Administration (“FHA”), U.S. Veterans Administration (“VA”) and other government-insured programs are recorded in the consolidated financial statements on the date of closing.
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
We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans are sold and/or related servicing rights are sold to third party investors or set up with the subservicer. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee. Generally, all of the financial services mortgage loans and related servicing rights are sold to third party investors within two to three weeks of origination; however, M/I Financial began retaining a portion of mortgage loan servicing rights during 2012. As of December 31, 2016 and 2015, we retained mortgage servicing rights of 4,445 and 2,818 loans, respectively, for a total value of $11.4 million and $7.5 million, respectively. We recognize financial services revenue associated with our title operations as homes are closed, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is closed. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.
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
Income Taxes. The Company records income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on future tax consequences attributable to (1) temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (2) operating loss and tax credit carryforwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.
In accordance with ASC 740-10, Income Taxes (“ASC 740”), we evaluate the realizability of our deferred tax assets, including the benefit from net operating losses (“NOLs”) and tax credit carryforwards, if any, to determine if a valuation allowance is required based on whether it is more likely than not (a likelihood of more than 50%) that all or any portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income. In determining the future tax consequences of events that have been recognized in the consolidated financial statements or tax returns, judgment is required. This assessment gives appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Please see Note 14 to our Consolidated Financial Statements for more information regarding our deferred tax assets.
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
Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits. As of December 31, 2016, the Company had outstanding $154.3 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through September 2024.  Included in this total are: (1) $108.9 million of performance and maintenance bonds and $31.5 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $6.2 million of financial letters of credit; and (3) $7.7 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
Recently Adopted Accounting Standards. In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for our fiscal year beginning January 1, 2018. Early adoption is permitted, and the Company elected to early adopt the new standard in the fourth quarter of 2016. The adoption of ASU 2016-18 did not have a material effect on our consolidated financial statements and disclosures. ASU 2016-18 was applied retrospectively and as such, certain financial statement line items reflected on the December 31, 2015 Consolidated Balance Sheets and the December 31, 2015 and December 31, 2014 Statement of Cash Flows were affected by the change in accounting principle.

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
Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs, such as ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These ASUs do not change the core principle of the guidance stated in ASU 2014-09. Instead, these amendments are intended to clarify and improve the operability of certain topics addressed by ASU 2014-09. These additional ASUs will have the same effective date and transition requirements as ASU 2014-09, as amended. See below for additional explanation of each of these additional ASUs.
The guidance in ASU 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard is effective for our fiscal year beginning January 1, 2018, and, at that time, we currently anticipate adopting the standard using the cumulative catch-up transition method.

We anticipate this standard will not have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, and have been involved in industry-specific discussions with the FASB on the treatment of certain items, we currently believe the most significant impact could relate to our accounting for sale of land and/or lots to third parties that have continuing performance obligations. We expect the amount and timing of our homebuilding revenue to remain substantially unchanged. Due to the complexity of certain of our land contracts, however, the actual revenue recognition treatment required under the standard for land sales will be dependent on contract-specific terms, and may vary in some instances from recognition at the time of closing. We are continuing to evaluate the impact the adoption of ASU 2014-09 may have on other aspects of our business and on our consolidated financial statements and disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company does not believe the adoption of ASU 2016-09 will have a material impact on the Company’s consolidated financial statements and disclosures.

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2016-15 will modify the Company's current disclosures and reclassifications within the condensed consolidated statement of cash flows but is not expected to have a material effect on the Company’s consolidated financial statements and disclosures.
NOTE 2. Stock-Based and Deferred Compensation
Stock Incentive Plans
The Company has an equity compensation plan, the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the “2009 LTIP”) which has been amended from time to time. The 2009 LTIP was approved by our shareholders and is administered by the Compensation Committee of our Board of Directors. Under the 2009 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards – awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of the common shares, and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the plan authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 3,900,000 common shares, of which 1,903,245 remain available for grant at December 31, 2016.
The 2009 LTIP replaced the M/I Homes, Inc. 1993 Stock Incentive Plan as Amended (the “1993 Plan”), which expired by its terms on April 22, 2009. Awards outstanding under the 1993 Plan remain in effect in accordance with their respective terms.

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
Following is a summary of stock option activity for the year ended December 31, 2016, relating to the stock options awarded under the 2009 LTIP and the 1993 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(a) (In thousands)
Options outstanding at December 31, 2015	2,108,628	$22.21	5.83	$6,300
Granted	399,500	16.85
Exercised	(14,600)	12.43
Forfeited	(184,400)	39.52
Options outstanding at December 31, 2016	2,309,128	$19.96	5.93	$13,773
Options vested or expected to vest at December 31, 2016	2,247,093	$19.95	5.87	$13,460
Options exercisable at December 31, 2016	1,573,278	$19.90	4.88	$10,019
(a)Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.
The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $0.1 million, $0.7 million and $1.6 million, respectively.
The fair value of our five-year service-based stock options granted during the years ended December 31, 2016, 2015 and 2014 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.34%	1.72%	1.75%
Expected volatility	47.20%	56.37%	57.99%
Expected term (in years)	5.7	5.6	5.6
Weighted average grant date fair value of options granted during the period	$7.57	$11.07	$12.64
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
Total stock-based compensation expense related to stock option awards that has been charged against income relating to the 2009 LTIP and the 1993 Plan was $3.3 million, $3.2 million, and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.  As of December 31, 2016, there was a total of $7.0 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 1.9 years for the service awards.

Director Stock Units
Under the 2009 LTIP, the Company awarded its non-employee directors a total of 15,000 stock units during the year ended December 31, 2016 and 2015, respectively, and 17,500 stock units during the year ended December 31, 2014. Each stock unit is the equivalent of one common share, vests immediately and will be converted into a common share upon termination of service as a director. The Company recognized the full stock-based compensation expense related to the awards of $0.3 million in 2016, $0.3 million in 2015 and $0.4 million in 2014 due to the immediate vesting provisions of the award.
On May 5, 2009, the Company’s board of directors terminated the M/I Homes, Inc. 2006 Director Equity Incentive Plan (the “Director Equity Plan”).  Awards outstanding under the Director Equity Plan remain in effect in accordance with their respective terms.  At December 31, 2016, there were 8,059 stock units outstanding under the Director Equity Plan with a value of $0.2 million.
Performance Share Unit Awards
On February 16, 2016, February 17, 2015 and February 18, 2014, the Company awarded its executive officers (in the aggregate) a target number of performance share units (“PSU’s”) equal to 79,108, 56,389 and 50,439 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”). The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative pre-tax income from operations, excluding extraordinary items as defined in the underlying award agreements with the executive officers, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $16.85 and $15.75 for the 2016 PSU’s, respectively, $21.28 and $18.92 for the 2015 PSU’s, respectively, and $23.79 and $21.00 for the 2014 PSU’s, respectively. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized $0.3 million in stock-based compensation expense during 2016 related to the Market Condition portion of the 2016, 2015 and 2014 PSU awards. There was a total of $0.2 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2016 and 2015 PSU awards as of December 31, 2016. At December 31, 2016, the Market Condition for the 2014 PSU awards was met, and the company recorded $0.1 million of stock-based compensation expense. Based on these results and board approval, the Company issued 15,130 common shares during the first quarter of 2017 to the holders of the 2014 PSU’s with respect to the portion of the 2014 PSU’s subject to the Market Condition.
For the portion of the PSU’s subject to a Performance Condition, we recognize stock-based compensation expense on a straight-line basis over the Performance Period based on the probable outcome of the related Performance Condition. Otherwise, stock-based compensation expense recognition is deferred until probability is attained and a cumulative stock-based compensation expense adjustment is recorded and recognized ratably over the remaining service period. The Company reassesses the probability of the satisfaction of the Performance Condition on a quarterly basis, and stock-based compensation expense is adjusted based on the portion of the requisite service period that has passed. As of December 31, 2016, the Company had not recognized any stock-based compensation expense related to the Performance Condition portion of the 2016 PSU awards. If the Company achieves the minimum performance levels for the Performance Condition to be met for the 2016 awards, the Company would record unrecognized stock-based compensation expense of $0.5 million as of December 31, 2016, for which $0.2 million would be immediately recognized had attainment been probable at December 31, 2016. The Company recognized $0.2 million of stock-based compensation expense related to the Performance Condition portion of the 2015 PSU awards during 2016 based on the probability of attaining the performance condition. The Company has $0.2 million of unrecognized stock-based compensation expense for the 2015 PSU awards at December 31, 2016. The Company recognized $1.1 million of stock-based compensation expense for the 2014 PSU awards as of December 31, 2016 which met the maximum performance level at December 31, 2016. Based on these results and board approval, the Company issued 60,528 common shares during the first quarter of 2017 to the holders of the 2014 PSU’s with respect to the portion of the 2014 PSU’s subject to the Performance Condition.

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
Compensation expense deferred into the Executive Plan and the Director Plan (together the “Plans”) totaled $0.1 million, $0.3 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014.  The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans.  One equity unit is the equivalent of one common share.  Equity units and the related dividends will be converted and distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company.  Distributions from the Plans totaled $0.2 million, less than $0.1 million and $0.2 million, respectively, during the years ended December 31, 2016, 2015 and 2014.  As of December 31, 2016, there were a total of 46,049 equity units with a value of $1.0 million outstanding under the Plans.  The aggregate fair market value of these units at December 31, 2016, based on the closing price of the underlying common shares, was approximately $1.6 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $1.1 million as of December 31, 2016.  Common shares are issued from treasury shares upon distribution of equity units from the Plans.
Profit Sharing and Retirement Plan
The Company has a profit-sharing and retirement plan that covers substantially all Company employees and permits participants to make contributions to the plan on a pre-tax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Company contributions to the plan are also made at the discretion of the Company’s board of directors based on the Company’s profitability and resulted in a $1.4 million, $1.2 million and $1.0 million expense for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The table below shows the notional amounts of our financial instruments at December 31, 2016 and 2015:

	December 31,
Description of Financial Instrument (in thousands)	2016	2015
Best efforts contracts and related committed IRLCs	$6,607	$2,625
Uncommitted IRLCs	66,875	46,339
FMBSs related to uncommitted IRLCs	66,000	46,000
Best efforts contracts and related mortgage loans held for sale	125,348	100,152
FMBSs related to mortgage loans held for sale	33,000	27,000
Mortgage loans held for sale covered by FMBSs	32,870	26,690
The table below shows the level and measurement of assets and liabilities measured on a recurring basis at December 31, 2016 and 2015:

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$154,020	$—	$154,020	$—
Forward sales of mortgage-backed securities	230	—	230	—
Interest rate lock commitments	250	—	250	—
Best-efforts contracts	(90)	—	(90)	—
Total	$154,410	$—	$154,410	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$127,001	$—	$127,001	$—
Forward sales of mortgage-backed securities	(93)	—	(93)	—
Interest rate lock commitments	321	—	321	—
Best-efforts contracts	(206)	—	(206)	—
Total	$127,023	$—	$127,023	$—
The following table sets forth the amount of (loss) gain recognized, within our revenue in the Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
Description (in thousands)	2016	2015	2014
Mortgage loans held for sale	$(3,591)	$(590)	$3,191
Forward sales of mortgage-backed securities	323	89	(927)
Interest rate lock commitments	(71)	32	607
Best-efforts contracts	116	(258)	(426)
Total (loss) gain recognized	$(3,223)	$(727)	$2,445
The following tables set forth the fair value of the Company’s derivative instruments and their location within the Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	December 31, 2016		December 31, 2016
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$230	Other liabilities	$—
Interest rate lock commitments	Other assets	250	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	90
Total fair value measurements		$480		$90

	Asset Derivatives		Liability Derivatives
	December 31, 2015		December 31, 2015
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$93
Interest rate lock commitments	Other assets	321	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	206
Total fair value measurements		$321		$299

Assets Measured on a Non-Recurring Basis
The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. Our determination of fair value is based on projections and estimates, which are Level 3 measurement inputs. For further explanation of the Company’s policy regarding our assessment of recoverability for assets measured on a non-recurring basis, please see Note 1 to our Consolidated Financial Statements. The tables below show the level and measurement of assets measured on a non-recurring basis for the years ended December 31, 2016 and 2015:

		Year Ended December 31,
Description (in thousands)	Hierarchy	2016	2015 (2)	2014 (2)

Adjusted basis of inventory (1)	Level 3	$12,921	$11,885	$3,730
Total losses		3,992	3,638	3,457

Initial basis of inventory (3)		$16,913	$15,523	$7,187

(1)	The fair values in the table above represent only assets whose carrying values were adjusted in the respective period.

(2)	The carrying values for these assets may have subsequently increased or decreased from the fair value reported due to activities that have occurred since the measurement date.

(3)
This amount is inclusive of our investments in joint venture arrangements. There were no losses on our investments in joint venture arrangements for 2016 and 2015. The total loss for these joint venture arrangements was $1.0 million for 2014.

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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2016 and 2015. The objective of the fair value measurement is defined to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

	December 31, 2016		December 31, 2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$34,441	$34,441	$13,101	$13,101
Mortgage loans held for sale	154,020	154,020	127,001	127,001
Split dollar life insurance policies	214	214	199	199
Notes receivable	763	687	3,153	3,076
Commitments to extend real estate loans	250	250	321	321
Forward sales of mortgage-backed securities	230	230	—	—
Liabilities:
Notes payable - homebuilding operations	40,300	40,300	43,800	43,800
Notes payable - financial services operations	152,895	152,895	123,648	123,648
Notes payable - other	6,415	5,999	8,441	8,039
Convertible senior subordinated notes due 2017 (a)	57,500	65,957	57,500	61,884
Convertible senior subordinated notes due 2018 (a)	86,250	88,105	86,250	84,741
Senior notes due 2021 (a)	300,000	314,250	300,000	295,500
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	90	90	206	206
Forward sales of mortgage-backed securities	—	—	93	93
Off-Balance Sheet Financial Instruments:
Letters of credit	—	702	—	735

(a)
Our senior notes and convertible senior subordinated notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2016 and 2015:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Convertible Senior Subordinated Notes due 2017, Convertible Senior Subordinated Notes due 2018 and Senior Notes due 2021. The fair value of these financial instruments was determined based upon market quotes at December 31, 2016 and 2015. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policy and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the year ended December 31, 2016 fluctuated with the Alternate Base Rate or the Eurodollar Rate for the Company’s $400 million unsecured revolving credit facility dated July 18, 2013, as amended (the “Credit Facility”), and thus the carrying value is a reasonable estimate of fair value. Refer to Note 11 for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial is a party to two credit agreements: (1) a $125 million secured mortgage warehousing agreement, dated June 24, 2016 (the “MIF Mortgage Warehousing Agreement”), and (2) a $15 million mortgage repurchase agreement, dated November 3, 2015, as amended on October 31, 2016 (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to the Company during 2016 fluctuated with LIBOR. Refer to Note 11 for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
Letters of Credit. Letters of credit of $37.7 million and $42.5 million represent potential commitments at December 31, 2016 and 2015, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.
NOTE 4. Inventory
A summary of the Company’s inventory as of December 31, 2016 and 2015 is as follows:

	December 31,
(In thousands)	2016	2015
Single-family lots, land and land development costs	$602,528	$584,542
Land held for sale	12,155	12,630
Homes under construction	494,664	420,206
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2016 - $11,835; December 31, 2015 - $8,296)	68,727	63,929
Community development district infrastructure	476	1,018
Land purchase deposits	29,856	23,710
Consolidated inventory not owned	7,528	6,007
Total inventory	$1,215,934	$1,112,042
Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of December 31, 2016 and 2015, we had 996 homes (with a carrying value of $199.4 million) and 872 homes (with a carrying value of $184.3 million), respectively, included in homes under construction that were not subject to a sales contract.

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
NOTE 5. Transactions with Related Parties
The Company made a contribution of $0.4 million in 2016 to the M/I Homes Foundation, a charitable organization having certain officers and directors of the Company on its Board of Trustees.
The Company had a receivable of $0.2 million at both December 31, 2016 and 2015 due from an executive officer, relating to amounts owed to the Company for split-dollar life insurance policy premiums.  The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer. As of December 31, 2015, we also had an outstanding loan to one of our joint venture arrangements for $2.5 million in which we are one of the partners in the joint venture, which was paid in full during 2016. The receivable is recorded in Other Assets on the Consolidated Balance Sheets.
NOTE 6. Investment in Joint Venture Arrangements
The Company has periodically partnered with other land developers or homebuilders to share in the cost of land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. For such joint venture arrangements where a special purpose entity is established to own the property, we have determined that we do not have substantive control over any of these entities; therefore, they are recorded using the equity method of accounting. We believe the Company’s maximum exposure related to its investment in these joint venture arrangements as of December 31, 2016 is the total amount invested of $28.0 million which is reported as Investment in Joint Venture Arrangements on our Consolidated Balance Sheets, although we expect to invest further amounts in these joint venture arrangements as development of the properties progresses. Included in the Company’s Investment in Joint Venture Arrangements at December 31, 2016 and December 31, 2015 were $0.1 million and $0.4 million, respectively, of capitalized interest and other costs.
The Company evaluates its investment in joint venture arrangements for potential impairment on a quarterly basis. If the fair value of the investment (see Notes 1 and 3 of our Consolidated Financial Statements) is less than the investment’s carrying value, and the Company determines the decline in value was other than temporary, the Company writes down the investment to fair value.

Summarized condensed combined financial information for the joint venture arrangements that are included in the homebuilding segments as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 is as follows:
Summarized Condensed Combined Balance Sheets:

	December 31,
(In thousands)	2016	2015
Assets:
Single-family lots, land and land development costs (a) (b)	$30,794	$53,754
Other assets	1,040	5,499
Total assets	$31,834	$59,253
Liabilities and partners’ equity:
Liabilities:
Notes payable	$1,287	$7,025
Other liabilities	2,723	2,190
Total liabilities	4,010	9,215
Partners’ equity:
Company’s equity (a) (b)	$16,015	$24,367
Other equity	11,809	25,671
Total partners’ equity	$27,824	$50,038
Total liabilities and partners’ equity	$31,834	$59,253

(a)	For the years ended December 31, 2016 and 2015, impairment expenses and other miscellaneous adjustments totaling $0.5 million and $4.8 million, respectively, were excluded from the table above.

(b)
For the years ended December 31, 2016 and 2015, the table above excludes the Company’s investment in joint development arrangements for which a special purpose entity was not established, totaling $12.5 million and $17.4 million, respectively.

Summarized Condensed Combined Statements of Operations:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Revenue	$5,995	$5,800	$2,424
Costs and expenses	5,849	3,527	1,147
Income	$146	$2,273	$1,277
The Company’s total equity in the income relating to the above homebuilding joint venture arrangements was $0.5 million for 2016 and 2015, respectively, and $0.3 million for 2014.
NOTE 7. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $27.6 million and $12.2 million were covered under the above guarantees as of December 31, 2016 and 2015, respectively. The increase in loans covered by these guarantees from December 31, 2015 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at December 31, 2016, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $0.9 million and $1.3 million at December 31, 2016 and 2015, respectively.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of December 31, 2016 and 2015, the total of all loans indemnified to third party insurers relating to the above agreements was $1.6 million and $2.2 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company recorded a liability relating to the guarantees described above totaling $0.9 million and $1.2 million at December 31, 2016 and 2015, respectively, which is management’s best estimate of the Company’s liability.

NOTE 8. Commitments and Contingencies
Warranty
We use subcontractors for nearly all aspects of home construction. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. As such, we record warranty reserves to cover our exposure to the costs for materials and labor not expected to be covered by our subcontractors to the extent they relate to warranty-type claims. Warranty reserves are established by charging cost of sales and crediting a warranty reserve for each home delivered. Warranty reserves are recorded for warranties under our Home Builder’s Limited Warranty (“HBLW”), and our 30-year (offered on all homes sold after April 25, 1998 and on or before December 1, 2015 in all of our markets except our Texas markets), 15-year (offered on all homes sold after December 1, 2015 in all of our markets except our Texas markets) or 10-year (offered on all homes sold in our Texas markets) transferable structural warranty in Other Liabilities on the Company’s Consolidated Balance Sheets.
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
Our warranty reserves for our transferable structural warranty programs are established on a per-unit basis. While the structural warranty reserve is recorded as each house is delivered, the sufficiency of the structural warranty per unit charge and total reserve is re-evaluated on an annual basis, with the assistance of an actuary, using our own historical data and trends, industry-wide historical data and trends, and other project specific factors. The reserves are also evaluated quarterly and adjusted if we encounter activity that is inconsistent with the historical experience used in the annual analysis. These reserves are subject to variability due to uncertainties regarding structural defect claims for products we build, the markets in which we build, claim settlement history, insurance and legal interpretations, among other factors.
While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs.
Our warranty reserve amounts are based upon historical experience and geographic location. Our warranty reserves are included in Other Liabilities in the Company’s Consolidated Balance Sheets.  A summary of warranty activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Warranty reserves, beginning of period	$14,282	$12,671	$12,291
Warranty expense on homes delivered during the period	10,452	8,812	7,311
Changes in estimates for pre-existing warranties	3,304	5,160	5,223
Charges related to stucco-related claims (a)	19,409	—	—
Settlements made during the period	(19,715)	(12,361)	(12,154)
Warranty reserves, end of period	$27,732	$14,282	$12,671

(a)	Estimated stucco-related claim costs, as described below, have been included in warranty accruals.
We have received claims related to stucco installation from homeowners in certain of our communities in our Tampa and Orlando, Florida markets and have been named as a defendant in legal proceedings initiated by certain of such homeowners. These claims primarily relate to homes built prior to 2014 which have second story elevations with frame construction.

In 2015, we repaired certain of the identified homes and accrued for the estimated future cost of repairs for the other identified homes on which repairs had yet to be completed. The aggregate amounts of such repair costs and accruals were not material, and the warranty reserve for identified homes in need of more than minor repair at December 31, 2015 was $0.5 million.

During the early part of 2016, we received an increased number of stucco-related claims and recorded expense of $2.2 million and $2.8 million during the first and second quarters of 2016, respectively, to reflect the cost of these claims. Furthermore, as a result of these increasing claims, we commenced a review of the stucco issues to determine their causes and to enable us to make a reasonable estimate of the overall cost of stucco-related repairs to homes in our Florida communities. Our review included an analysis of a number of factors: (1) the date of delivery of each home in our Florida communities and the expiration date of the 10-year statutory period of repose and contractual warranty period with respect to each such home; (2) the number of each type of home (i.e., one story, 1.5 stories or 2 stories); (3) our stucco-related claims experience with respect to each type of home and each individual community; and (4) other relevant factors and observations gained from the field.

As a result of this review, in the third quarter of 2016, we recorded an additional charge of $14.5 million for a total 2016 charge of $19.4 million for repair costs for (1) homes in our Florida communities that we had identified as needing repair but have not yet completed the repair and (2) estimated repair costs for homes in our Florida communities that we have not yet identified as needing repair but that may require repair in the future. These charges are included as changes in estimate within our warranty reserve. The remaining reserve for the both known repair costs and an estimate of future costs of stucco-related repairs at December 31, 2016 included within our warranty reserve was $11.9 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of December 31, 2016.

Our estimate of future costs of stucco-related repairs is based on our judgment, various assumptions and internal data. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate, including to reflect additional estimated future stucco repairs costs, which revision could be material.

We also are continuing to investigate the extent to which we may be able to recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of December 31, 2016, we are unable to estimate an amount, if any, that we believe is probable that we will recover from these sources and, accordingly, we have not recorded a receivable for estimated recoveries nor included an estimated amount of recoveries in determining our warranty reserves.
Performance Bonds and Letters of Credit

At December 31, 2016, the Company had outstanding approximately $154.3 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2024. Included in this total are: (1) $108.9 million of performance and maintenance bonds and $31.5 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $6.2 million of financial letters of credit, of which $4.5 million represent deposits on land and lot purchase agreements; and (3) $7.7 million of financial bonds.
Land Option Contracts and Other Similar Contracts

At December 31, 2016, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $556.2 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters

In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At December 31, 2016 and 2015, we had $0.3 million and $0.6 million reserved for legal expenses, respectively.
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
At December 31, 2016, the future minimum rental commitments totaled $13.7 million under non-cancelable operating leases with initial terms in excess of one year as follows:  2017 - 4.8 million; 2018 - $2.9 million; 2019 - $1.9 million; 2020 - $1.4 million;

2021 - $1.4 million; and $1.3 million thereafter.  The Company’s total rental expense was $6.3 million, $5.3 million, and $4.7 million for 2016, 2015 and 2014, respectively.
NOTE 10. Community Development District Infrastructure and Related Obligations
A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (the “Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to such CDD bond obligations issued and outstanding as of December 31, 2016:

Issue Date	Maturity Date	Interest Rate	Principal Amount as of December 31, 2016 (in thousands)	Principal Amount as of December 31, 2015 (in thousands)
7/15/2004	12/1/2022	6.00%	$2,922	$2,922
7/15/2004	12/1/2036	6.25%	10,060	10,060
7/22/2014	11/1/2045	5.28%	535	535
Total CDD bond obligations issued and outstanding			$13,517	$13,517
The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company recorded a $0.5 million and $1.0 million liability related to these CDD bond obligations as of December 31, 2016 and December 31, 2015, respectively, along with the related inventory infrastructure.
NOTE 11. Debt
Notes Payable - Homebuilding
The Credit Facility provides an aggregate commitment amount of $400 million, including a $125 million sub-facility for letters of credit. The Credit Facility expires on October 20, 2018. For the year ended December 31, 2016, interest on amounts borrowed under the Credit Facility was payable at either the Alternate Base Rate plus a margin of 150 basis points, or at the Eurodollar Rate plus a margin of 250 basis points. These interest rates are subject to adjustment in subsequent periods based on the Company's leverage ratio. The Credit Facility also contains certain financial covenants. At December 31, 2016, the Company was in compliance with all financial covenants of the Credit Facility.
At December 31, 2016, borrowing availability under the Credit Facility in accordance with the borrowing base calculation was $537.6 million, and, as a result, the full amount of the $400 million facility was available. At December 31, 2016, there were $40.3 million of borrowings outstanding and $37.1 million of letters of credit outstanding, leaving net remaining borrowing availability of $322.6 million.
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
The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $404.5 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company's number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
As of December 31, 2015, the Company was a party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”). During 2016, the Company terminated one Letter of Credit Facility and allowed another Letter of Credit Facility to expire. Therefore, at December 31, 2016, the Company was party to one remaining Letter of Credit Facility, with a maturity date of September 30, 2017, which allows for the issuance of letters of credit up to a total of $2.0 million. At December 31, 2016 and December 31, 2015, there was $0.6 million and $2.7 million of outstanding letters of credit in aggregate under the Company’s Letter of Credit Facilities, respectively, which were collateralized with $0.6 million and $2.7 million of the Company’s cash, respectively.
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The Agreement provides a maximum borrowing availability of $125 million which increased to $150 million from September 25, 2016 to October 15, 2016 and from December 15, 2016 to February 2, 2017 (periods during which we typically experience higher mortgage origination volume). The MIF Mortgage Warehousing Agreement expires on June 23, 2017. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 250 basis points and (2) 2.75%. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At December 31, 2016, the Company was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility with a maximum borrowing availability of $15 million which increased to $35 million from December 2, 2016 through February 1, 2017 (a period during which we typically experience higher mortgage origination volume). The MIF Mortgage Repurchase Facility expires on October 30, 2017. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At December 31, 2016, MI Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At December 31, 2016, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $185.0 million, an increase from $150.0 million at December 31, 2015 due to the seasonal increases on the two credit facilities as described in further detail above. At December 31, 2016 and December 31, 2015, M/I Financial had $152.9 million and $123.6 million outstanding on a combined basis under its credit facilities, respectively, and was in compliance with all financial covenants of those agreements for both periods.
Convertible Senior Subordinated Notes
As of both December 31, 2016 and 2015, we had $86.3 million of our 2018 Convertible Senior Subordinated Notes outstanding. The 2018 Convertible Senior Subordinated Notes bear interest at a rate of 3.0% per year, payable semiannually in arrears on March 1 and September 1 of each year. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2018 Convertible Senior Subordinated Notes into the Company’s common shares. The conversion rate initially equals 30.9478 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2018 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed jointly and severally on a senior subordinated unsecured basis by the Guarantor Subsidiaries. The 2018 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the Guarantor Subsidiaries, are subordinated in right of payment to our and the Guarantor Subsidiaries’ existing and future senior indebtedness and are also effectively subordinated to our and the Guarantor Subsidiaries’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2018 Convertible Senior Subordinated Notes requires the Company to repurchase the notes (subject to certain exceptions), at a holder’s option, upon the occurrence of a fundamental change (as defined in the indenture).
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
As of both December 31, 2016 and 2015, we had $57.5 million of our 2017 Convertible Senior Subordinated Notes outstanding. The 2017 Convertible Senior Subordinated Notes bear interest at a rate of 3.25% per year, payable semiannually in arrears on March 15 and September 15 of each year. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Convertible Senior Subordinated Notes into the Company’s common shares. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share, which equates to approximately 2.4 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2017 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed jointly and severally on a senior subordinated unsecured basis by the Guarantor Subsidiaries. The 2017 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the Guarantor Subsidiaries, are subordinated in right of payment to our and the Guarantor Subsidiaries’ existing and future senior indebtedness and are also effectively subordinated to our and the Guarantor Subsidiaries’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2017 Convertible Senior Subordinated Notes provides that we may not redeem the notes prior to their stated maturity date, but also contains provisions requiring the Company to repurchase the 2017 Convertible Senior Subordinated Notes (subject to certain exceptions), at a holder’s option, upon the occurrence of a fundamental change (as defined in the indenture).
Senior Notes
As of both December 31, 2016 and 2015, we had $300.0 million of our 2021 Senior Notes outstanding. The 2021 Senior Notes bear interest at a rate of 6.75% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2021. The 2021 Senior Notes are general, unsecured senior obligations of the Company and the Guarantor Subsidiaries and rank equally in right of payment with all our and the Guarantor Subsidiaries’ existing and future unsecured senior indebtedness.  The 2021 Senior Notes are effectively subordinated to our and the Guarantor Subsidiaries’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness.
The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of December 31, 2016, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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

The restricted payments basket was $144.9 million and $128.5 million at December 31, 2016 and 2015, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares or Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Consolidated Balance Sheets, totaling $6.4 million and $8.4 million as of December 31, 2016 and 2015, respectively.  The balance consists primarily of a mortgage note payable with a $3.4 million principal balance outstanding at December 31, 2016 (and $3.9 million outstanding at December 31, 2015), which is secured by an office building, matures in 2017 and carries an interest rate of 8.1%. The remaining balance is made up of other notes payable acquired through normal course of business. These other borrowings are included in the debt maturities schedule below.
Maturities over the next five years with respect to the Company’s debt as of December 31, 2016 are as follows:

Year Ending December 31,	Debt Maturities (In thousands)
2017	$215,470
2018	127,078
2019	292
2020	292
2021	300,228
Thereafter	—
Total	$643,360

NOTE 12. Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a Series A Preferred Share, or 4,000 Series A Preferred Shares in the aggregate.  On April 10, 2013, the Company redeemed 2,000 of its Series A Preferred Shares for $50.4 million in cash. The aggregate liquidation value of the remaining 2,000 Preferred Shares is $50 million.  The Company paid $4.9 million of dividends in 2016, 2015 and 2014 on the Series A Preferred Shares. Please see Note 11 for additional information related to the restrictions on our ability to pay dividends on and repurchase our Series A Preferred Shares.

NOTE 13. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014
NUMERATOR
Net income	$56,609	$51,763	$50,789
Preferred stock dividends	(4,875)	(4,875)	(4,875)
Net income available to common shareholders	51,734	46,888	45,914
Interest on 3.25% convertible senior subordinated notes due 2017	1,520	1,499	1,504
Interest on 3.00% convertible senior subordinated notes due 2018	2,050	2,021	2,030
Diluted income available to common shareholders	$55,304	$50,408	$49,448
DENOMINATOR
Basic weighted average shares outstanding	24,666	24,575	24,463
Effect of dilutive securities:
Stock option awards	216	237	222
Deferred compensation awards	149	150	142
3.25% convertible senior subordinated notes due 2017	2,416	2,416	2,416
3.00% convertible senior subordinated notes due 2018	2,669	2,669	2,669
Diluted weighted average shares outstanding - adjusted for assumed conversions	30,116	30,047	29,912
Earnings per common share
Basic	$2.10	$1.91	$1.88
Diluted	$1.84	$1.68	$1.65
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	1,273	1,447	1,250
The Company declared and paid a quarterly cash dividend of $609.375 per share on its 2,000 outstanding Series A Preferred Shares in each quarter of 2016, 2015 and 2014, for an aggregate dividend payment of $4.9 million for each of the years ended December 31, 2016, 2015 and 2014.
For the years ended December 31, 2016, 2015 and 2014, the effect of convertible debt was included in the diluted earnings per share calculations.
NOTE 14. Income Taxes
The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carryforwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.
In accordance with ASC 740-10, Income Taxes (“ASC 740”), we evaluate our deferred tax assets, including the benefit from net operating losses (“NOLs”) and tax credit carryforwards, if any, to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment gives appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Based upon a review of all available evidence, we believe our deferred tax assets were fully realizable in all periods presented.
At December 31, 2016, the Company’s total deferred tax assets were $37.0 million which is offset by $6.1 million of total deferred tax liabilities for a $30.9 million net deferred tax asset which is reported on the Company’s Consolidated Balance Sheets.

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2016	2015
Deferred tax assets:
Warranty, insurance and other accruals	$12,738	$8,987
Equity-based compensation	5,482	5,473
Inventory	8,223	9,528
State taxes	219	211
Net operating loss carryforward	8,483	42,556
Deferred charges	1,812	649
Total deferred tax assets	$36,957	$67,404

Deferred tax liabilities:
Federal effect of state deferred taxes	$3,879	$5,519
Depreciation	1,947	—
Prepaid expenses	256	—
Total deferred tax liabilities	$6,082	$5,519

Net deferred tax asset	$30,875	$61,885
The provision (benefit) from income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Current:
Federal	$1,745	$1,757	$1,766
State	2,120	883	681
	$3,865	$2,640	$2,447

	Year Ended December 31,
(In thousands)	2016	2015	2014
Deferred:
Federal	$28,335	$28,760	$22,141
State	2,976	3,766	(5,641)
	$31,311	$32,526	$16,500
Total	$35,176	$35,166	$18,947
For 2016, 2015 and 2014, the Company’s effective tax rate was 38.32%, 40.45%, and 27.17%, respectively. Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated benefit from income taxes are as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Federal taxes at statutory rate	$32,125	$30,425	$24,407
State and local taxes – net of federal tax benefit	3,652	2,820	2,199
Change in valuation allowance	—	—	(9,291)
Change in state NOL deferred asset – net of federal tax benefit	729	1,548	1,780
Manufacturing deduction	(1,298)	—	—
Other	(32)	373	(148)
Total	$35,176	$35,166	$18,947
The Company files income tax returns in the U.S. federal jurisdiction, and various states.  The Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2010.  The Company is audited from time to time, and if any adjustments are made, they would be either immaterial or reserved.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  At December 31, 2016, 2015 and 2014, we had no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits in prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change.
During 2016, the Company fully utilized its federal NOL carryforwards and federal credit carryforwards. The Company had $5.5 million of state NOL carryforwards, net of the federal benefit, at December 31, 2016. Our state NOLs may be carried forward from one to 16 years, depending on the tax jurisdiction, with $1.5 million expiring between 2022 and 2027 and $4.0 million expiring between 2028 and 2032, absent sufficient state taxable income.
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
Houston, Texas
San Antonio, Texas

The following table shows, by segment, revenue, operating income and interest expense for 2016, 2015 and 2014, as well as the Company’s income before income taxes for such periods:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Revenue:
Midwest homebuilding	$637,894	$500,873	$426,090
Southern homebuilding	602,273	514,747	420,901
Mid-Atlantic homebuilding	409,149	366,800	338,067
Financial services (a)	42,011	35,975	30,122
Total revenue	$1,691,327	$1,418,395	$1,215,180

Operating income:
Midwest homebuilding	$70,446	$51,436	$37,484
Southern homebuilding (b)	20,398	47,276	34,341
Mid-Atlantic homebuilding	33,450	25,144	27,502
Financial services (a)	23,262	21,032	15,616
Less: Corporate selling, general and administrative expenses	(38,813)	(33,094)	(32,189)
Total operating income (b) (c)	$108,743	$111,794	$82,754

Interest expense:
Midwest homebuilding	$3,754	$4,005	$3,001
Southern homebuilding	8,039	7,244	5,445
Mid-Atlantic homebuilding	3,693	4,656	3,480
Financial services (a)	2,112	1,616	1,439
Total interest expense	$17,598	$17,521	$13,365

Equity in income of joint venture arrangements	$(640)	$(498)	$(347)
Loss on early extinguishment of debt	—	7,842	—

Income before income taxes	$91,785	$86,929	$69,736

Depreciation and amortization:
Midwest homebuilding	$1,752	$1,614	$1,277
Southern homebuilding	2,525	2,069	1,584
Mid-Atlantic homebuilding	1,645	1,464	970
Financial services	1,948	1,213	201
Corporate	5,736	4,568	4,264
Total depreciation and amortization	$13,606	$10,928	$8,296

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

(b)
Includes a $19.4 million charge for known and estimated future stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8) taken during the year ended December 31, 2016.

(c)
For the years ended December 31, 2016, 2015 and 2014, total operating income was reduced by $4.0 million, $3.6 million and $3.5 million, respectively, related to asset impairment charges taken during the period.

The following tables show total assets by segment at December 31, 2016 and 2015:

	December 31, 2016
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$3,989	$22,607		$3,260	$—		$29,856
Inventory (a)	399,814	484,038		302,226	—		1,186,078
Investments in joint venture arrangements	10,155	10,630		7,231	—		28,016
Other assets	25,747	35,622	(b)	13,912	229,280	(c)	304,561
Total assets	$439,705	$552,897		$326,629	$229,280		$1,548,511

	December 31, 2015
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,379	$16,128		$4,203	$—	$23,710
Inventory (a)	368,748	416,443		303,141	—	1,088,332
Investments in joint venture arrangements	5,976	30,991		—	—	36,967
Other assets	10,018	23,704	(b)	7,253	225,570	266,545
Total assets	$388,121	$487,266		$314,597	$225,570	$1,415,554

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

(c)	During the first quarter of 2016, the Company purchased an airplane for $9.9 million. The asset is included within Property and Equipment - Net in our Consolidated Balance Sheets.

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
As of December 31, 2016, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2021 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,649,316	$42,011	$—	$1,691,327
Costs and expenses:
Land and housing	—	1,358,183	—	—	1,358,183
Impairment of inventory and investment in joint venture arrangements	—	3,992	—	—	3,992
General and administrative	—	92,135	19,465	—	111,600
Selling	—	108,809	—	—	108,809
Equity in income of joint venture arrangements	—	—	(640)	—	(640)
Interest	—	15,486	2,112	—	17,598
Total costs and expenses	—	1,578,605	20,937	—	1,599,542

Income before income taxes	—	70,711	21,074	—	91,785

Provision for income taxes	—	28,161	7,015	—	35,176

Equity in subsidiaries	56,609	—	—	(56,609)	—

Net income	$56,609	$42,550	$14,059	$(56,609)	$56,609

Preferred dividends	4,875	—	—	—	4,875

Net income to common shareholders	$51,734	$42,550	$14,059	$(56,609)	$51,734

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,382,420	$35,975	$—	$1,418,395
Costs and expenses:
Land and housing	—	1,114,663	—	—	1,114,663
Impairment of inventory and investment in joint venture arrangements	—	3,638	—	—	3,638
General and administrative	—	77,662	15,546	—	93,208
Selling	—	95,092	—	—	95,092
Equity in income of joint venture arrangements	—	—	(498)	—	(498)
Interest	—	15,905	1,616	—	17,521
Loss on early extinguishment of debt	—	7,842	—	—	7,842
Total costs and expenses	—	1,314,802	16,664	—	1,331,466

Income before income taxes	—	67,618	19,311	—	86,929

Provision for income taxes	—	28,758	6,408	—	35,166

Equity in subsidiaries	51,763	—	—	(51,763)	—

Net income	$51,763	$38,860	$12,903	$(51,763)	$51,763

Preferred dividends	4,875	—	—	—	4,875

Net income to common shareholders	$46,888	$38,860	$12,903	$(51,763)	$46,888

	Year Ended December 31, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,185,058	$30,122	$—	$1,215,180
Costs and expenses:
Land and housing	—	958,991	—	—	958,991
Impairment of inventory and investment in joint venture arrangements	—	3,457	—	—	3,457
General and administrative	—	73,747	15,083	—	88,830
Selling	—	81,148	—	—	81,148
Equity in income of joint venture arrangements	—	—	(347)	—	(347)
Interest	—	11,926	1,439	—	13,365
Total costs and expenses	—	1,129,269	16,175	—	1,145,444

Income before income taxes	—	55,789	13,947	—	69,736

Provision for income taxes	—	14,341	4,606	—	18,947

Equity in subsidiaries	50,789	—	—	(50,789)	—

Net income	$50,789	$41,448	$9,341	$(50,789)	$50,789

Preferred dividends	4,875	—	—	—	4,875

Net income to common shareholders	$45,914	$41,448	$9,341	$(50,789)	$45,914

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$20,927	$13,514	$—	$34,441
Mortgage loans held for sale	—	—	154,020	—	154,020
Inventory	—	1,215,934	—	—	1,215,934
Property and equipment - net	—	21,242	1,057	—	22,299
Investment in joint venture arrangements	—	12,537	15,479	—	28,016
Investment in subsidiaries	666,008	—	—	(666,008)	—
Deferred income taxes, net of valuation allowances	—	30,767	108	—	30,875
Intercompany assets	424,669	—	—	(424,669)	—
Other assets	1,690	43,809	17,427	—	62,926
TOTAL ASSETS	$1,092,367	$1,345,216	$201,605	$(1,090,677)	$1,548,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$102,663	$549	$—	$103,212
Customer deposits	—	22,156	—	—	22,156
Intercompany liabilities	—	411,196	13,473	(424,669)	—
Other liabilities	—	117,133	6,029	—	123,162
Community development district obligations	—	476	—	—	476
Obligation for consolidated inventory not owned	—	7,528	—	—	7,528
Notes payable bank - homebuilding operations	—	40,300	—	—	40,300
Notes payable bank - financial services operations	—	—	152,895	—	152,895
Notes payable - other	—	6,415	—	—	6,415
Convertible senior subordinated notes due 2017 - net	57,093	—	—	—	57,093
Convertible senior subordinated notes due 2018 - net	85,423	—	—	—	85,423
Senior notes due 2021 - net	295,677	—	—	—	295,677
TOTAL LIABILITIES	438,193	707,867	172,946	(424,669)	894,337

Shareholders’ equity	654,174	637,349	28,659	(666,008)	654,174

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,092,367	$1,345,216	$201,605	$(1,090,677)	$1,548,511

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash (1)	$—	$2,896	$18,156	$(7,951)	$13,101
Mortgage loans held for sale	—	—	127,001	—	127,001
Inventory	—	1,112,042	—	—	1,112,042
Property and equipment - net	—	12,222	675	—	12,897
Investment in joint venture arrangements	—	17,425	19,542	—	36,967
Investment in subsidiaries	621,052	—	—	(621,052)	—
Deferred income taxes, net of valuation allowances	—	67,255	149	—	67,404
Intercompany assets	408,847	—	—	(408,847)	—
Other assets	2,626	32,335	11,181	—	46,142
TOTAL ASSETS	$1,032,525	$1,244,175	$176,704	$(1,037,850)	$1,415,554

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$94,554	$275	$(7,951)	$86,878
Customer deposits	—	19,567	—	—	19,567
Intercompany liabilities	—	387,439	21,408	(408,847)	—
Other liabilities	—	88,550	5,120	—	93,670
Community development district obligations	—	1,018	—	—	1,018
Obligation for consolidated inventory not owned	—	6,007	—	—	6,007
Notes payable bank - homebuilding operations	—	43,800	—	—	43,800
Notes payable bank - financial services operations	—	—	123,648	—	123,648
Notes payable - other	—	8,441	—	—	8,441
Convertible senior subordinated notes due 2017 - net	56,518	—	—	—	56,518
Convertible senior subordinated notes due 2018 - net	84,714	—	—	—	84,714
Senior notes due 2021 - net	294,727	—	—	—	294,727
TOTAL LIABILITIES	435,959	649,376	150,451	(416,798)	818,988

Shareholders’ equity	596,566	594,799	26,253	(621,052)	596,566

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,032,525	$1,244,175	$176,704	$(1,037,850)	$1,415,554

(1)
During 2016, we elected to early-adopt Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Certain amounts above have been adjusted to apply the new method retrospectively.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$11,653	$42,572	$(8,375)	$(11,653)	$34,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(12,505)	(601)	—	(13,106)
Intercompany investing	(6,960)	—	—	6,960	—
Investments in and advances to joint venture arrangements	—	(13,764)	(7,982)	—	(21,746)
Return of capital from joint venture arrangements	—	—	3,207	—	3,207
Net cash (used in) provided by investing activities	(6,960)	(26,269)	(5,376)	6,960	(31,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	351,500	—	—	351,500
Principal repayments of bank borrowings - homebuilding operations	—	(355,000)	—	—	(355,000)
Net proceeds from bank borrowings - financial services operations	—	—	29,247	—	29,247
Principal repayments of notes payable - other and CDD bond obligations	—	(2,026)	—	—	(2,026)
Dividends paid	(4,875)	—	(11,653)	11,653	(4,875)
Intercompany financing	—	7,407	(8,398)	991	—
Debt issue costs	—	(153)	(87)	—	(240)
Proceeds from exercise of stock options	182	—	—	—	182
Net cash (used in) provided by financing activities	(4,693)	1,728	9,109	12,644	18,788

Net increase (decrease) in cash and cash equivalents	—	18,031	(4,642)	7,951	21,340
Cash and cash equivalents balance at beginning of period	—	2,896	18,156	(7,951)	13,101
Cash and cash equivalents balance at end of period	$—	$20,927	$13,514	$—	$34,441

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities (1)	$7,178	$(58,772)	$(23,593)	$(7,178)	$(82,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,156)	(503)	—	(3,659)
Acquisition, net of cash acquired	—	(23,950)	—	—	(23,950)
Intercompany investing	(3,338)	—	—	3,338	—
Investments in and advances to joint venture arrangements	—	(8,087)	(10,075)	—	(18,162)
Return of capital from joint venture arrangements	—	—	1,226	—	1,226
Net proceeds from the sale of mortgage servicing rights	—	—	3,065	—	3,065
Net cash (used in) provided by investing activities (1)	(3,338)	(35,193)	(6,287)	3,338	(41,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes	—	(226,874)	—	—	(226,874)
Proceeds from issuance of senior notes	—	300,000	—	—	300,000
Proceeds from bank borrowings - homebuilding operations	—	417,300	—	—	417,300
Principal repayments of bank borrowings - homebuilding operations	—	(403,500)	—	—	(403,500)
Net proceeds from bank borrowings - financial services operations	—	—	38,269	—	38,269
Principal repayments of notes payable - other and CDD bond obligations	—	(1,077)	—	—	(1,077)
Dividends paid	(4,875)	—	(7,178)	7,178	(4,875)
Intercompany financing	—	5,929	5,360	(11,289)	—
Debt issue costs	—	(5,740)	(78)	—	(5,818)
Proceeds from exercise of stock options	1,035	—	—	—	1,035
Net cash (used in) provided by financing activities	(3,840)	86,038	36,373	(4,111)	114,460

Net (decrease) increase in cash and cash equivalents	—	(7,927)	6,493	(7,951)	(9,385)
Cash and cash equivalents balance at beginning of period	—	10,823	11,663	—	22,486
Cash and cash equivalents balance at end of period	$—	$2,896	$18,156	$(7,951)	$13,101

(1)
During 2016, we elected to early-adopt Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Certain amounts above have been adjusted to apply the new method retrospectively.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities (1)	$10,200	$(143,501)	$10,997	$(10,200)	$(132,504)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,793)	(153)	—	(2,946)
Investments in and advances to joint venture arrangements	—	(14,435)	(5,980)	—	(20,415)
Return of capital from joint venture arrangements	—	275	1,248	—	1,523
Intercompany investing	(7,269)	—	—	7,269	—
Net proceeds from the sale of mortgage servicing rights	—	—	2,135	—	2,135
Net cash (used in) provided by investing activities (1)	(7,269)	(16,953)	(2,750)	7,269	(19,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	192,600	—	—	192,600
Principal repayments of bank borrowings - homebuilding operations	—	(162,600)	—	—	(162,600)
Net proceeds from bank borrowings - financial services operations	—	—	5,350	—	5,350
Principal proceeds from note payable - other and CDD bond obligations	—	1,728	—	—	1,728
Dividends paid	(4,875)	—	(10,200)	10,200	(4,875)
Intercompany financing	—	14,244	(6,975)	(7,269)	—
Debt issue costs	—	(2,004)	(77)	—	(2,081)
Proceeds from exercise of stock options	1,944	—	—	—	1,944
Net cash (used in) provided by financing activities	(2,931)	43,968	(11,902)	2,931	32,066

Net decrease in cash and cash equivalents	—	(116,486)	(3,655)	—	(120,141)
Cash and cash equivalents balance at beginning of period	—	127,309	15,318	—	142,627
Cash and cash equivalents balance at end of period	$—	$10,823	$11,663	$—	$22,486

(1)
During 2016, we elected to early-adopt Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Certain amounts above have been adjusted to apply the new method retrospectively.

NOTE 17. Supplementary Financial Data
The following tables set forth our selected consolidated financial and operating data for the quarterly periods indicated.

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016

(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$523,246	$442,464	$401,247	$324,370
Gross margin	$104,586	$78,829	$81,539	$64,198
Net income to common shareholders (a)	$19,343	$9,724	$14,697	$7,970
Earnings per common share: (c)
Basic	$0.78	$0.39	$0.60	$0.32
Diluted	$0.67	$0.35	$0.52	$0.30
Weighted average common shares outstanding:
Basic	24,671	24,669	24,669	24,657
Diluted	30,166	30,139	30,077	30,032

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015

(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$468,923	$363,457	$322,856	$263,159
Gross margin	$94,816	$78,041	$70,261	$56,976
Net income to common shareholders (b)	$12,056	$14,352	$12,131	$8,349
Earnings per common share: (c)
Basic	$0.49	$0.58	$0.49	$0.34
Diluted	$0.43	$0.51	$0.43	$0.31
Weighted average common shares outstanding:
Basic	24,649	24,605	24,531	24,514
Diluted	30,107	30,067	30,023	29,975

(a)
Net income to common shareholders includes a $14.5 million charge for known and estimated future stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8) taken during the third quarter of 2016 and $4.0 million of impairment charges taken during the fourth quarter of 2016.

(b)	Net income to common shareholders includes $7.8 million of early debt extinguishment charges and $3.6 million of impairment charges taken during the fourth quarter of 2015.

(c)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.
We typically experience significant seasonality and quarter-to-quarter variability in our operating results. In general, homes delivered increase substantially in the second half of the year compared to the first half of the year as we sell more homes during the first and second quarters which results in more homes being delivered in the third and fourth quarters.

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
The Company’s management, with the participation of the principal executive officer and the principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 93 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of M/I Homes, Inc.
Columbus, Ohio
We have audited the internal control over financial reporting of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016, of the Company and our report dated February 17, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 17, 2017

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2017 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2016 with respect to the common shares issuable under the Company's equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	2,375,687	$19.96	1,903,245
Equity compensation plans not approved by shareholders (2)	62,990	—	—
Total	2,438,677	$19.96	1,903,245

(1)
Consists of the 2009 Long-Term Incentive Plan (“2009 LTIP”) (2,010,450 outstanding stock options, 58,500 outstanding stock units and 376,519 performance share units (“PSU’s”) (assuming the maximum number of PSU’s will be earned), the 1993 Stock Incentive Plan (“1993 Plan”) (298,678 outstanding stock options)), which plan expired in April 2009, and the Company's 2006 Director Equity Incentive Plan (“2006 Director Plan”) (8,059 outstanding stock units), which plan was terminated in May 2009.  The weighted average exercise price relates to the stock options granted under the 2009 LTIP and the 1993 Plan.  The stock units granted under the 2009 LTIP and the 2006 Director Plan are “full value awards” that were issued at an average unit price of $20.38 and $28.14, respectively, and will be settled at a future date in Common Shares on a one-for-one basis without the payment of any exercise price.  The weighted-average exercise price does not take the PSU’s into account. As of December 31, 2016, the aggregate number of Common Shares with respect to which awards may be granted under the 2009 LTIP was 3,900,000 shares plus any shares subject to outstanding awards under the 1993 Plan as of May 5, 2009 that on or after May 5, 2009 cease for any reason to be subject to such awards other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares (850,384 shares at December 31, 2016).

(2)
Consists of the Director Deferred Compensation Plan and the Executives' Deferred Compensation Plan.  At December 31, 2016, the average unit price of the outstanding “phantom stock” units granted under these plans was $22.40.  Pursuant to these plans, our directors and eligible employees may defer the payment of all or a portion of their director fees and annual cash bonuses, respectively, and the deferred amount is converted into that number of whole phantom stock units determined by dividing the deferred amount by the closing price of our Common Shares on the New York Stock Exchange on the date of such conversion (which is the same date the fees or bonus is paid) without any discount on the Common Share price or premium applied to the deferred amount. The phantom stock units are settled at a future date in Common Shares on a one-for-one basis. Neither the Director Deferred Compensation Plan nor the Executives' Deferred Compensation Plan provides for a specified limit on the number of Common Shares which may be attributable to participants' accounts relating to phantom stock units and issued under the terms of these plans.

The remaining information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2017 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2017 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2017 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.
(1) The following financial statements are contained in Item 8:
Page in this report

Financial Statements

Report of Independent Registered Public Accounting Firm	49
Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014	50
Consolidated Balance Sheets as of December 31, 2016 and 2015	51
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014	52
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	53
Notes to Consolidated Financial Statements	54

(2) Financial Statement Schedules:

None required.

(3) Exhibits:

The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of M/I Homes, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

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

4.1
Specimen certificate representing M/I Homes, Inc.’s common shares, par value $.01 per share, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (File No. 33-68564).

4.2
Specimen certificate representing M/I Homes, Inc.’s 9.75% Series A Preferred Shares, par value $.01 per share, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 15, 2007 (File No. 1-12434).

4.3
Indenture, dated as of November 12, 2010, by and among M/I Homes, Inc., the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 8.625% Senior Notes due 2018, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010 (File No. 1-12434).

4.4
Indenture, dated as of September 11, 2012, by and among the Company, the Guarantors and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 3.25% Convertible Senior Subordinated Notes due 2017 and 3.0% Convertible Senior Subordinated Notes due 2018, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 11, 2012.

4.5
Supplemental Indenture, dated as of September 11, 2012, by and among the Company, the Guarantors and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 3.25% Convertible Senior Subordinated Notes due 2017, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 11, 2012.

4.6	Form of 3.25% Convertible Senior Subordinated Note due 2017, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 11, 2012.

4.7	Form of Guarantee of 3.25% Convertible Senior Subordinated Notes due 2017, incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 11, 2012.

4.8
Supplemental Indenture, dated as of March 11, 2013, by and among the Company, the Guarantors and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 3.0% Convertible Senior Subordinated Notes due 2018, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed March 12, 2013.

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

10.11
Fourth Amendment to Amended and Restated Mortgage Warehousing Agreement, dated December 10, 2015, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.12
Second Amended and Restated Mortgage Warehousing Agreement, dated June 24, 2016, by and among M/I Financial, LLC, as borrower, Comerica Bank, as agent, and Comerica Bank, The Huntington National Bank, and BMO Harris Bank N.A., as lenders, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2016.

10.13
Amended and Restated Master Repurchase Agreement dated as of November 3, 2015 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.14
Amendment No. 1 to Amended and Restated Master Repurchase Agreement dated as of December 2, 2015 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.15
Amendment No. 2 to Amended and Restated Master Repurchase Agreement by and between M/I Financial and Sterling National Bank, dated as of August 8, 2016, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.16	Amendment No. 3 to Amended and Restated Master Repurchase Agreement dated as of October 31, 2016 by and between M/I Financial and Sterling National Bank (filed herewith).

10.17
Fifth Amended and Restated Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homes, Inc., dated as of September 30, 2014, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

10.18
Sixth Amended and Restated Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homes, Inc., dated as of September 30, 2015, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

10.19
Seventh Amended and Restated Master Letter of Credit Facility Agreement by and between M/I Homes, Inc. and U.S. Bank National Association, dated as of September 30, 2016, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

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

10.27
Termination of Letter of Credit Agreement by and between Wells Fargo Bank, National Association and M/I Homes, Inc., dated as of August 1, 2016, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.28*
M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated April 22, 1999, incorporated herein by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12434).

10.29*
First Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated August 11, 1999, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12434).

10.30*
Second Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated February 13, 2001, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-12434).

10.31*
Third Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated April 27, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-12434).

10.32*
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

10.36*
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

10.40*
M/I Homes, Inc. 2009 Annual Incentive Plan, incorporated herein by reference to Appendix B to the Company’s proxy statement on Schedule 14A relating to the 2014 Annual Meeting of Shareholders of the Company filed on April 2, 2014.

10.41*
M/I Homes, Inc. 2009 Long-Term Incentive Plan, as amended effective May 3, 2016, incorporated herein by reference to Appendix A to the Company’s proxy statement on Schedule 14A relating to the 2016 Annual Meeting of Shareholders of the Company filed on March 30, 2016.

10.42*
Form of Stock Units Award Agreement for Directors under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 1-12434).

10.43*
Form of Nonqualified Stock Option Award Agreement for Employees under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2010 (File No. 1-12434).

10.44*
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

(c) Financial statement schedules

None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of February 2017.

M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of February 2017.

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