Form 10-Q
period 2017-03-31
M I HOMES INC
filed 2017-04-28
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common shares, par value $.01 per share: 24,794,792 shares outstanding as of April 26, 2017.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	March 31, 2017	December 31, 2016
	(unaudited)

ASSETS:
Cash, cash equivalents and restricted cash	$38,898	$34,441
Mortgage loans held for sale	113,596	154,020
Inventory	1,286,618	1,215,934
Property and equipment - net	22,338	22,299
Investment in unconsolidated joint ventures	24,218	28,016
Deferred income taxes	30,449	30,875
Other assets	56,148	62,926
TOTAL ASSETS	$1,572,265	$1,548,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$94,403	$103,212
Customer deposits	26,680	22,156
Other liabilities	97,576	123,162
Community development district obligations	6,277	476
Obligation for consolidated inventory not owned	11,968	7,528
Notes payable bank - homebuilding operations	110,900	40,300
Notes payable bank - financial services operations	106,937	152,895
Notes payable - other	7,022	6,415
Convertible senior subordinated notes due 2017 - net	57,237	57,093
Convertible senior subordinated notes due 2018 - net	85,600	85,423
Senior notes due 2021 - net	295,953	295,677
TOTAL LIABILITIES	$900,553	$894,337

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; 2,000 shares issued and outstanding at both March 31, 2017 and December 31, 2016	$48,163	$48,163
Common shares - $.01 par value; authorized 58,000,000 shares at both March 31, 2017 and December 31, 2016; issued 27,092,723 shares at both March 31, 2017 and December 31, 2016	271	271
Additional paid-in capital	246,092	246,549
Retained earnings	422,825	407,161
Treasury shares - at cost - 2,297,931 and 2,415,290 shares at March 31, 2017 and December 31, 2016, respectively	(45,639)	(47,970)
TOTAL SHAREHOLDERS’ EQUITY	$671,712	$654,174
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,572,265	$1,548,511

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016

Revenue	$406,980	$324,370
Costs and expenses:
Land and housing	320,281	260,172
General and administrative	27,760	22,259
Selling	27,283	22,266
Equity in income of unconsolidated joint ventures	(17)	(307)
Interest	5,338	5,265
Total costs and expenses	380,645	309,655

Income before income taxes	26,335	14,715

Provision for income taxes	9,452	5,526

Net income	16,883	9,189

Preferred dividends	1,219	1,219

Net income to common shareholders	$15,664	$7,970

Earnings per common share:
Basic	$0.63	$0.32
Diluted	$0.55	$0.30

Weighted average shares outstanding:
Basic	24,738	24,657
Diluted	30,329	30,032

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended March 31, 2017
	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2016	2,000	$48,163	24,677,433	$271	$246,549	$407,161	$(47,970)	$654,174
Net income	—	—	—	—	—	16,883	—	16,883
Dividends declared to preferred shareholders	—	—	—	—	—	(1,219)	—	(1,219)
Stock options exercised	—	—	37,326	—	(245)	—	741	496
Stock-based compensation expense	—	—	—	—	1,028	—	—	1,028
Deferral of executive and director compensation	—	—	—	—	350	—	—	350
Executive and director deferred compensation distributions	—	—	80,033	—	(1,590)	—	1,590	—
Balance at March 31, 2017	2,000	$48,163	24,794,792	$271	$246,092	$422,825	$(45,639)	$671,712

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
OPERATING ACTIVITIES:
Net income	$16,883	$9,189
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint venture arrangements	(17)	(307)
Mortgage loan originations	(217,346)	(177,038)
Proceeds from the sale of mortgage loans	262,644	210,960
Fair value adjustment of mortgage loans held for sale	(4,874)	(1,359)
Capitalization of originated mortgage servicing rights	(975)	(1,561)
Amortization of mortgage servicing rights	448	339
Depreciation	2,281	2,033
Amortization of debt discount and debt issue costs	854	851
Stock-based compensation expense	1,028	916
Deferred income tax expense	426	4,995
Change in assets and liabilities:
Inventory	(54,758)	(29,510)
Other assets	(348)	(3,013)
Accounts payable	(8,809)	(5,284)
Customer deposits	4,524	3,900
Accrued compensation	(20,159)	(14,457)
Other liabilities	(5,077)	761
Net cash (used in) provided by operating activities	(23,275)	1,415

INVESTING ACTIVITIES:
Purchase of property and equipment	(993)	(10,706)
Investment in unconsolidated joint ventures	(3,197)	(2,846)
Net proceeds from sale of mortgage servicing rights	7,396	—
Net cash provided by (used in) investing activities	3,206	(13,552)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	162,000	154,100
Repayment of bank borrowings - homebuilding operations	(91,400)	(83,400)
Net repayment of bank borrowings - financial services operations	(45,958)	(36,462)
Proceeds from notes payable-other and community development district bond obligations	607	364
Dividends paid on preferred shares	(1,219)	(1,219)
Debt issue costs	—	(99)
Proceeds from exercise of stock options	496	73
Net cash provided by financing activities	24,526	33,357
Net increase in cash, cash equivalents and restricted cash	4,457	21,220
Cash, cash equivalents and restricted cash balance at beginning of period	34,441	13,101
Cash, cash equivalents and restricted cash balance at end of period	$38,898	$34,321

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$10,503	$253
Income taxes	$72	$451

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$5,801	$(186)
Consolidated inventory not owned	$4,440	$(1,086)
Distribution of single-family lots from joint venture arrangements	$7,012	$14,427

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The financial statements include the accounts of the Company. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated joint ventures, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2016 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC.

Reclassifications

Certain financial statement line items reflected on the March 31, 2016 Statement of Cash Flows were affected by the Company’s early adoption of Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”) during the fourth quarter of 2016 as a result of the change in accounting principle.

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted the new standard in the first quarter of 2017. Excess tax benefits or deficiencies for stock-based compensation are now reflected in the Condensed Consolidated Statements of Income as a component of income tax expense, whereas previously they were recognized in equity. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and disclosures.
Impact of New Accounting Standards
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

Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs, such as ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These ASUs do not change the core principle of the guidance stated in ASU 2014-09. Instead, these amendments are intended to clarify and improve the operability of certain topics addressed by ASU 2014-09. These additional ASUs will have the same effective date and transition requirements as ASU 2014-09, as amended. See below for additional explanation of each of these additional ASUs. The Company does not believe the adoption of these additional ASUs will not have a material impact on our consolidated financial statements.
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

We anticipate this standard will not have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, and have been involved in industry-specific discussions with the FASB on the treatment of certain items, we currently believe the most significant impact could relate to our accounting for sale of land and/or lots to third parties that have continuing performance obligations. We expect the amount and timing of our homebuilding revenue to remain substantially unchanged. Due to the complexity of certain of our land contracts, however, the actual revenue recognition treatment required under the standard for land sales will depend on contract-specific terms, and may vary in some instances from recognition at the time of closing. We are continuing to evaluate the impact the adoption of ASU 2014-09 may have on other aspects of our business and on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets - referred to as “lessees” - to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities will expand to include qualitative and specific quantitative information. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method. The Company is currently evaluating the potential impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements and disclosures.

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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which provides a more robust framework for determining whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the potential impact the adoption of ASU 2017-01 will have on the Company’s consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. The guidance is effective for fiscal years beginning after December 15, 2019. Early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not believe the adoption of ASU 2017-04 will have a material impact on the Company’s consolidated financial statements and disclosures.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 is intended to clarify the scope of the original guidance within Subtopic 610-20 that was issued in connection with ASU 2014-09, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. ASU 2017-05 additionally added guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are required to adopt ASU 2017-05 concurrent with the adoption of ASU 2014-09. The Company is currently evaluating the potential impact the adoption of ASU 2017-05 will have on the Company’s consolidated financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”), which shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public entities, ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not believe the adoption of ASU 2017-08 will have a material impact on the Company’s consolidated financial statements and disclosures.

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
A summary of the Company’s inventory as of March 31, 2017 and December 31, 2016 is as follows:

(In thousands)	March 31, 2017	December 31, 2016
Single-family lots, land and land development costs	$616,239	$602,528
Land held for sale	10,475	12,155
Homes under construction	538,758	494,664
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2017 - $12,795; December 31, 2016 - $11,835)	72,108	68,727
Community development district infrastructure	6,277	476
Land purchase deposits	30,795	29,856
Consolidated inventory not owned	11,966	7,528
Total inventory	$1,286,618	$1,215,934

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of March 31, 2017 and December 31, 2016, we had 993 homes (with a carrying value of $194.4 million) and 996 homes (with a carrying value of $199.4 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.

We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $6.3 million and $0.5 million liability related to these CDD bond obligations as of March 31, 2017 and December 31, 2016, respectively, along with the related inventory infrastructure.

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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Capitalized interest, beginning of period	$16,012	$16,740
Interest capitalized to inventory	3,762	3,756
Capitalized interest charged to land and housing costs and expenses	(3,766)	(3,544)
Capitalized interest, end of period	$16,008	$16,952

Interest incurred	$9,100	$9,021
NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During the three month period ended March 31, 2017, we decreased our total investment in such joint venture arrangements by $3.8 million from $28.0 million at December 31, 2016 to $24.2 million at March 31, 2017, which was driven primarily by our increased lot distributions from unconsolidated joint ventures of $7.0 million, offset, in part, by our cash contributions to our unconsolidated joint ventures during the first quarter of 2017 of $3.2 million.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of March 31, 2017 is the amount invested of $24.2 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets, although we expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company’s ownership in these LLCs as of both March 31, 2017 and December 31, 2016 ranged from 25% to 74%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC.

Variable Interest Entities
With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our consolidated financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. See Note 1, “Summary of Significant Accounting Policies - Variable Interest Entities” in the Company’s 2016 Form 10-K for additional information regarding the Company’s methodology for evaluating entities for consolidation.
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the Company’s 2016 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both March 31, 2017 and December 31, 2016, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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

Interest Rate Lock Commitments. IRLCs are extended to certain home-buying customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a term of less than six months; however, in certain markets, the term could extend to nine months.
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
The table below shows the notional amounts of our financial instruments at March 31, 2017 and December 31, 2016:

Description of Financial Instrument (in thousands)	March 31, 2017	December 31, 2016
Best efforts contracts and related committed IRLCs	$7,681	$6,607
Uncommitted IRLCs	111,427	66,875
FMBSs related to uncommitted IRLCs	112,000	66,000
Best efforts contracts and related mortgage loans held for sale	15,515	125,348
FMBSs related to mortgage loans held for sale	97,000	33,000
Mortgage loans held for sale covered by FMBSs	96,333	32,870
The table below shows the level and measurement of assets and liabilities measured on a recurring basis at March 31, 2017 and December 31, 2016:

Description of Financial Instrument (in thousands)	Fair Value Measurements March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$113,596	$—	$113,596	$—
Forward sales of mortgage-backed securities	(681)	—	(681)	—
Interest rate lock commitments	1,092	—	1,092	—
Best-efforts contracts	(324)	—	(324)	—
Total	$113,683	$—	$113,683	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$154,020	$—	$154,020	$—
Forward sales of mortgage-backed securities	230	—	230	—
Interest rate lock commitments	250	—	250	—
Best-efforts contracts	(90)	—	(90)	—
Total	$154,410	$—	$154,410	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
Description (in thousands)	2017	2016
Mortgage loans held for sale	$4,874	$1,360
Forward sales of mortgage-backed securities	(911)	(766)
Interest rate lock commitments	842	569
Best-efforts contracts	(234)	69
Total gain recognized	$4,571	$1,232

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	March 31, 2017		March 31, 2017
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$681
Interest rate lock commitments	Other assets	1,092	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	324
Total fair value measurements		$1,092		$1,005

	Asset Derivatives		Liability Derivatives
	December 31, 2016		December 31, 2016
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$230	Other liabilities	$—
Interest rate lock commitments	Other assets	250	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	90
Total fair value measurements		$480		$90
Assets Measured on a Non-Recurring Basis
Inventory. The Company assesses inventory for recoverability on a quarterly basis based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. Determining the fair value of a community’s inventory involves a number of variables, estimates and projections, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Inventory” in the Company’s 2016 Form 10-K for additional information regarding the Company’s methodology for determining fair value.
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption pace (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three months ended March 31, 2017 and 2016, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the Company’s 2016 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three months ended March 31, 2017 and 2016, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

	March 31, 2017		December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$38,898	$38,898	$34,441	$34,441
Mortgage loans held for sale	113,596	113,596	154,020	154,020
Split dollar life insurance policies	212	212	214	214
Notes receivable	312	281	763	687
Commitments to extend real estate loans	1,092	1,092	250	250
Forward sales of mortgage-backed securities	—	—	230	230
Liabilities:
Notes payable - homebuilding operations	110,900	110,900	40,300	40,300
Notes payable - financial services operations	106,937	106,937	152,895	152,895
Notes payable - other	7,022	6,744	6,415	5,999
Convertible senior subordinated notes due 2017 (a)	57,500	64,759	57,500	65,957
Convertible senior subordinated notes due 2018 (a)	86,250	87,759	86,250	88,105
Senior notes due 2021 (a)	300,000	313,500	300,000	314,250
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	324	324	90	90
Forward sales of mortgage-backed securities	681	681	—	—
Off-Balance Sheet Financial Instruments:
Letters of credit	—	617	—	702

(a)
Our senior notes and convertible senior subordinated notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at March 31, 2017 and December 31, 2016:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Convertible Senior Subordinated Notes due 2017, Convertible Senior Subordinated Notes due 2018 and Senior Notes due 2021. The fair value of these financial instruments was determined based upon market quotes at March 31, 2017 and December 31, 2016. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policy and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended March 31, 2017 fluctuated with the Alternate Base Rate or the Eurodollar Rate for the Company’s $400 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), and thus the carrying value is a reasonable estimate of fair value. Refer to Note 7 for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC (“M/I Financial”) is a party to two credit agreements: (1) a $125 million secured mortgage warehousing agreement, dated June 24, 2016 (the “MIF Mortgage Warehousing Agreement”); and (2) a $15 million mortgage repurchase agreement, dated November 3, 2015, as amended on October 31, 2016 (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the first quarter of 2017 fluctuated with LIBOR. Refer to Note 7 for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.

Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
Letters of Credit. Letters of credit of $33.9 million and $37.7 million represent potential commitments at March 31, 2017 and December 31, 2016, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $31.9 million and $27.6 million were covered under these guarantees as of March 31, 2017 and December 31, 2016, respectively.  The increase in loans covered by these guarantees from December 31, 2016 is a result of a change in the mix of investors and their related purchase terms.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at March 31, 2017, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $0.8 million and $0.9 million at March 31, 2017 and December 31, 2016, respectively.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of March 31, 2017 and December 31, 2016, the total of all loans indemnified to third party insurers relating to the above agreements was $1.4 million and $1.6 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company recorded a liability relating to the guarantees described above totaling $0.8 million and $0.9 million at March 31, 2017 and December 31, 2016, respectively, which is management’s best estimate of the Company’s liability.
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
A summary of warranty activity for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Warranty reserves, beginning of period	$27,732	$14,282
Warranty expense on homes delivered during the period	2,429	2,039
Changes in estimates for pre-existing warranties	730	683
Charges related to stucco-related claims (a)	—	2,155
Settlements made during the period	(5,911)	(3,864)
Warranty reserves, end of period	$24,980	$15,295

(a)	Estimated stucco-related claim costs, as described below, have been included in warranty accruals.
We have received claims related to stucco installation from homeowners in certain of our communities in our Tampa and Orlando, Florida markets and have been named as a defendant in legal proceedings initiated by certain of such homeowners. These claims primarily relate to homes built prior to 2014 which have second story elevations with frame construction.

During 2015, we repaired certain of the identified homes and accrued for the estimated future cost of repairs for the other identified homes on which repairs had yet to be completed. The aggregate amounts of such repair costs and accruals were not material, and the reserve for identified homes in need of more than minor repair at December 31, 2015 was $0.5 million.

During 2016, we recorded $19.4 million for repair costs for (1) homes in our Florida communities that we had identified as needing repair but have not yet completed the repair and (2) estimated repair costs for homes in our Florida communities that we have not yet identified as needing repair but that may require repair in the future. These charges are included as changes in estimate within our warranty reserve. The remaining reserve for both known repair costs and an estimate of future costs of stucco-related repairs at March 31, 2017 included within our warranty reserve was $8.8 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of March 31, 2017.

Our estimate of future costs of stucco-related repairs is based on our judgment, various assumptions and internal data. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate, including to reflect additional estimated future stucco repairs costs, which revision could be material.

We also are continuing to investigate the extent to which we may be able to recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of March 31, 2017, we are unable to estimate an amount, if any, that we believe is probable that we will recover from these sources and, accordingly, we have not recorded a receivable for estimated recoveries nor included an estimated amount of recoveries in determining our warranty reserves.

Performance Bonds and Letters of Credit

At March 31, 2017, the Company had outstanding approximately $146.5 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2024. Included in this total are: (1) $104.7 million of performance and maintenance bonds and $28.6 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $5.3 million of financial letters of credit, of which $3.5 million represent deposits on land and lot purchase agreements; and (3) $7.9 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At March 31, 2017, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $622.8 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.

Legal Matters

In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At both March 31, 2017 and December 31, 2016, we had $0.3 million reserved for legal expenses.

NOTE 7. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $400 million, including a $125 million sub-facility for letters of credit. The Credit Facility expires on October 20, 2018. For the quarter ended March 31, 2017, interest on amounts borrowed under the Credit Facility was payable at either the Alternate Base Rate plus a margin of 150 basis points, or at the Eurodollar Rate plus a margin of 250 basis points. These interest rates are subject to adjustment in subsequent periods based on the Company's leverage ratio. The Credit Facility also contains certain financial covenants. At March 31, 2017, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base , which is calculated by applying various advance rates for different categories of inventory, and totaled $588.4 million of availability for additional senior debt at March 31, 2017. As a result, the full $400 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At March 31, 2017, there were $110.9 million of borrowings outstanding and $33.3 million of letters of credit outstanding, leaving net remaining borrowing availability of $255.8 million.
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
As of March 31, 2017, the Company was party to a secured credit agreement for the issuance of letters of credit (the “Letter of Credit Facility”), with a maturity date of September 30, 2017, which allows for the issuance of letters of credit up to a total of $2.0 million. At both March 31, 2017 and December 31, 2016, there was $0.6 million of outstanding letters of credit in aggregate under the Company’s Letter of Credit Facility, which were collateralized with $0.6 million of the Company’s cash.
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The Agreement provides a maximum borrowing availability of $125 million. The MIF Mortgage Warehousing Agreement expires on June 23, 2017. In December 2016, the MIF Mortgage Warehousing Agreement was amended to include a “seasonal increase” provision which increased the maximum borrowing availability to $150 million through February 1, 2017.  Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 250 basis points and (2) 2.75%. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At March 31, 2017, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement. M/I Financial expects to enter into an amendment to the MIF Mortgage Warehousing Agreement prior to its expiration that would extend its term for an additional year, but M/I Financial can provide no assurances that it will be able to obtain such an extension.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility with a maximum borrowing availability of $15 million. The MIF Mortgage Repurchase Facility expires on October 30, 2017. In December 2016, the MIF Mortgage Repurchase Facility was amended to include a “seasonal increase” provision which increased the maximum borrowing availability to $35 million through February 1, 2017.  M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At March 31, 2017, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At March 31, 2017, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $140.0 million, a decrease from $185.0 million at December 31, 2016 due to the expiration of the seasonal increases on the two credit facilities as described in further detail above. At March 31, 2017 and December 31, 2016, M/I Financial had $106.9 million and $152.9 million outstanding on a combined basis under its credit facilities, respectively.
Senior Notes
As of both March 31, 2017 and December 31, 2016, we had $300.0 million of our 2021 Senior Notes outstanding. The 2021 Senior Notes bear interest at a rate of 6.75% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2021. The 2021 Senior Notes are general, unsecured senior obligations of the Company and the Guarantor Subsidiaries and rank equally in right of payment with all our and the Guarantor Subsidiaries’ existing and future unsecured senior indebtedness. The 2021 Senior Notes are effectively subordinated to our and the Guarantor Subsidiaries’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness.
The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of March 31, 2017, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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
The indenture governing our 2021 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 31, 2016 or the sale of qualified equity interests, plus other items and subject to other exceptions. The restricted payments basket was $149.5 million and $144.9 million at March 31, 2017 and December 31, 2016, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares or Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
Convertible Senior Subordinated Notes
As of both March 31, 2017 and December 31, 2016, we had $86.3 million of our 2018 Convertible Senior Subordinated Notes outstanding. The 2018 Convertible Senior Subordinated Notes bear interest at a rate of 3.0% per year, payable semiannually in arrears on March 1 and September 1 of each year. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018.

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
As of both March 31, 2017 and December 31, 2016, we had $57.5 million of our 2017 Convertible Senior Subordinated Notes outstanding. The 2017 Convertible Senior Subordinated Notes bear interest at a rate of 3.25% per year, payable semiannually in arrears on March 15 and September 15 of each year. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Convertible Senior Subordinated Notes into the Company’s common shares. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share, which equates to approximately 2.4 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2017 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed jointly and severally on a senior subordinated unsecured basis by the Guarantor Subsidiaries. The 2017 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the Guarantor Subsidiaries, are subordinated in right of payment to our and the Guarantor Subsidiaries’ existing and future senior indebtedness and are also effectively subordinated to our and the Guarantor Subsidiaries’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2017 Convertible Senior Subordinated Notes provides that we may not redeem the notes prior to their stated maturity date, but also contains provisions requiring the Company to repurchase the 2017 Convertible Senior Subordinated Notes (subject to certain exceptions), at a holder’s option, upon the occurrence of a fundamental change (as defined in the indenture).
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $7.0 million and $6.4 million as of March 31, 2017 and December 31, 2016, respectively.  The balance includes a mortgage note payable on our office building with a $3.3 million principal balance outstanding at March 31, 2017 (and $3.4 million principal balance outstanding at December 31, 2016), which was subsequently paid off in April 2017. The remaining balance is made up of other notes payable incurred through the normal course of business.

NOTE 8. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2017	2016
NUMERATOR
Net income	$16,883	$9,189
Preferred stock dividends	(1,219)	(1,219)
Net income to common shareholders	15,664	7,970
Interest on 3.25% convertible senior subordinated notes due 2017	392	385
Interest on 3.00% convertible senior subordinated notes due 2018	528	520
Diluted income available to common shareholders	$16,584	$8,875
DENOMINATOR
Basic weighted average shares outstanding	24,738	24,657
Effect of dilutive securities:
Stock option awards	332	168
Deferred compensation awards	174	122
3.25% convertible senior subordinated notes due 2017	2,416	2,416
3.00% convertible senior subordinated notes due 2018	2,669	2,669
Diluted weighted average shares outstanding - adjusted for assumed conversions	30,329	30,032
Earnings per common share:
Basic	$0.63	$0.32
Diluted	$0.55	$0.30
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	95	1,539
For the three months ended March 31, 2017 and 2016, the effect of convertible debt was included in the diluted earnings per share calculations.
NOTE 9. Income Taxes
During the three months ended March 31, 2017, the Company recorded a tax provision of $9.5 million which reflects income tax expense related to the period’s income before income taxes. The effective tax rate for the three months ended March 31, 2017 was 35.9% which included tax expense related to the expected tax benefits for the domestic production activities deduction. During the three months ended March 31, 2016, the Company recorded a tax provision of $5.5 million which reflects income tax expense related to the period’s income before income taxes. The effective tax rate for the three months ended March 31, 2016 was 37.6%.
During 2016, the Company fully utilized its federal NOL carryforwards and federal credit carryforwards. The Company had $5.1 million of state NOL carryforwards, net of the federal benefit, at March 31, 2017. Our state NOLs may be carried forward from one to 16 years, depending on the tax jurisdiction, with $1.4 million expiring between 2022 and 2027 and $3.7 million expiring between 2028 and 2032, absent sufficient state taxable income.
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
Houston, Texas
San Antonio, Texas

The following table shows, by segment: revenue, operating income and interest expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In thousands)	2017	2016
Revenue:
Midwest homebuilding	$146,422	$118,170
Southern homebuilding	149,365	122,694
Mid-Atlantic homebuilding	96,886	73,453
Financial services (a)	14,307	10,053
Total revenue	$406,980	$324,370

Operating income:
Midwest homebuilding	$14,859	$10,328
Southern homebuilding (b)	8,712	6,430
Mid-Atlantic homebuilding	7,253	3,884
Financial services (a)	9,230	6,275
Less: Corporate selling, general and administrative expense	(8,398)	(7,244)
Total operating income (b)	$31,656	$19,673

Interest expense:
Midwest homebuilding	$1,377	$1,279
Southern homebuilding	2,377	2,194
Mid-Atlantic homebuilding	916	1,408
Financial services (a)	668	384
Total interest expense	$5,338	$5,265

Equity in income of joint venture arrangements	(17)	(307)

Income before income taxes	$26,335	$14,715

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

(b)	Includes a $2.2 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6) taken during the three months ended March 31, 2016.

The following tables show total assets by segment at March 31, 2017 and December 31, 2016:

	March 31, 2017
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$5,521	$21,122		$4,152	$—	$30,795
Inventory (a)	417,867	539,395		298,561	—	1,255,823
Investments in joint venture arrangements	3,965	12,924		7,329	—	24,218
Other assets	14,009	27,983	(b)	16,633	202,804	261,429
Total assets	$441,362	$601,424		$326,675	$202,804	$1,572,265

	December 31, 2016
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,989	$22,607		$3,260	$—	$29,856
Inventory (a)	399,814	484,038		302,226	—	1,186,078
Investments in joint venture arrangements	10,155	10,630		7,231	—	28,016
Other assets	25,747	35,622	(b)	13,912	229,280	304,561
Total assets	$439,705	$552,897		$326,629	$229,280	$1,548,511

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
As of March 31, 2017, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2021 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$392,673	$14,307	$—	$406,980
Costs and expenses:
Land and housing	—	320,281	—	—	320,281
General and administrative	—	22,460	5,300	—	27,760
Selling	—	27,283	—	—	27,283
Equity in income of joint venture arrangements	—	—	(17)	—	(17)
Interest	—	4,670	668	—	5,338
Total costs and expenses	—	374,694	5,951	—	380,645

Income before income taxes	—	17,979	8,356	—	26,335

Provision for income taxes	—	6,489	2,963	—	9,452

Equity in subsidiaries	16,883	—	—	(16,883)	—

Net income	16,883	11,490	5,393	(16,883)	16,883

Preferred dividends	1,219	—	—	—	1,219

Net income to common shareholders	$15,664	$11,490	$5,393	$(16,883)	$15,664

	Three Months Ended March 31, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$314,317	$10,053	$—	$324,370
Costs and expenses:
Land and housing	—	260,172	—	—	260,172
General and administrative	—	18,302	3,957	—	22,259
Selling	—	22,266	—	—	22,266
Equity in income of joint venture arrangements	—	—	(307)	—	(307)
Interest	—	4,881	384	—	5,265
Total costs and expenses	—	305,621	4,034	—	309,655

Income before income taxes	—	8,696	6,019	—	14,715

Provision for income taxes	—	3,444	2,082	—	5,526

Equity in subsidiaries	9,189	—	—	(9,189)	—

Net income	9,189	5,252	3,937	(9,189)	9,189

Preferred dividends	1,219	—	—	—	1,219

Net income to common shareholders	$7,970	$5,252	$3,937	$(9,189)	$7,970

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash,cash equivalents and restricted cash	$—	$15,158	$23,740	$—	$38,898
Mortgage loans held for sale	—	—	113,596	—	113,596
Inventory	—	1,286,618	—	—	1,286,618
Property and equipment - net	—	21,298	1,040	—	22,338
Investment in joint venture arrangements	—	13,339	10,879	—	24,218
Deferred income taxes, net of valuation allowances	—	30,342	107	—	30,449
Investment in subsidiaries	682,691	—	—	(682,691)	—
Intercompany assets	426,355	—	—	(426,355)	—
Other assets	1,456	44,788	9,904	—	56,148
TOTAL ASSETS	$1,110,502	$1,411,543	$159,266	$(1,109,046)	$1,572,265

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$94,129	$274	$—	$94,403
Customer deposits	—	26,680	—	—	26,680
Intercompany liabilities	—	415,164	11,191	(426,355)	—
Other liabilities	—	90,563	7,013	—	97,576
Community development district obligations	—	6,277	—	—	6,277
Obligation for consolidated inventory not owned	—	11,968	—	—	11,968
Notes payable bank - homebuilding operations	—	110,900	—	—	110,900
Notes payable bank - financial services operations	—	—	106,937	—	106,937
Notes payable - other	—	7,022	—	—	7,022
Convertible senior subordinated notes due 2017 - net	57,237	—	—	—	57,237
Convertible senior subordinated notes due 2018 - net	85,600	—	—	—	85,600
Senior notes due 2021 - net	295,953	—	—	—	295,953
TOTAL LIABILITIES	438,790	762,703	125,415	(426,355)	900,553

SHAREHOLDERS’ EQUITY	671,712	648,840	33,851	(682,691)	671,712

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,110,502	$1,411,543	$159,266	$(1,109,046)	$1,572,265

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash,cash equivalents and restricted cash	$—	$20,927	$13,514	$—	$34,441
Mortgage loans held for sale	—	—	154,020	—	154,020
Inventory	—	1,215,934	—	—	1,215,934
Property and equipment - net	—	21,242	1,057	—	22,299
Investment in joint venture arrangements	—	12,537	15,479	—	28,016
Deferred income taxes, net of valuation allowances	—	30,767	108	—	30,875
Investment in subsidiaries	666,008	—	—	(666,008)	—
Intercompany assets	424,669	—	—	(424,669)	—
Other assets	1,690	43,809	17,427	—	62,926
TOTAL ASSETS	$1,092,367	$1,345,216	$201,605	$(1,090,677)	$1,548,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$102,663	$549	$—	$103,212
Customer deposits	—	22,156	—	—	22,156
Intercompany liabilities	—	411,196	13,473	(424,669)	—
Other liabilities	—	117,133	6,029	—	123,162
Community development district obligations	—	476	—	—	476
Obligation for consolidated inventory not owned	—	7,528	—	—	7,528
Notes payable bank - homebuilding operations	—	40,300	—	—	40,300
Notes payable bank - financial services operations	—	—	152,895	—	152,895
Notes payable - other	—	6,415	—	—	6,415
Convertible senior subordinated notes due 2017 - net	57,093	—	—	—	57,093
Convertible senior subordinated notes due 2018 - net	85,423	—	—	—	85,423
Senior notes due 2021 - net	295,677	—	—	—	295,677
TOTAL LIABILITIES	438,193	707,867	172,946	(424,669)	894,337

SHAREHOLDERS’ EQUITY	654,174	637,349	28,659	(666,008)	654,174

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,092,367	$1,345,216	$201,605	$(1,090,677)	$1,548,511

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$200	$(77,003)	$53,728	$(200)	$(23,275)

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(932)	(61)	—	(993)
Intercompany investing	523	—	—	(523)	—
Investments in and advances to joint venture arrangements	—	(857)	(2,340)	—	(3,197)
Net proceeds from the sale of mortgage servicing rights	—	—	7,396	—	7,396
Net cash provided by (used in) investing activities	523	(1,789)	4,995	(523)	3,206

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	162,000	—	—	162,000
Principal repayments of bank borrowings - homebuilding operations	—	(91,400)	—	—	(91,400)
Net repayments of bank borrowings - financial services operations	—	—	(45,958)	—	(45,958)
Principal proceeds from notes payable - other and CDD bond obligations	—	607	—	—	607
Proceeds from exercise of stock options	496	—	—	—	496
Intercompany financing	—	1,816	(2,339)	523	—
Dividends paid	(1,219)	—	(200)	200	(1,219)
Net cash (used in) provided by financing activities	(723)	73,023	(48,497)	723	24,526

Net (decrease) increase in cash, cash equivalents and restricted cash	—	(5,769)	10,226	—	4,457
Cash, cash equivalents and restricted cash balance at beginning of period	—	20,927	13,514	—	34,441
Cash, cash equivalents and restricted cash balance at end of period	$—	$15,158	$23,740	$—	$38,898

	Three Months Ended March 31, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities (1)	$3,200	$(38,803)	$40,218	$(3,200)	$1,415

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(10,686)	(20)	—	(10,706)
Intercompany Investing	(2,054)	—	—	2,054	—
Investments in and advances to joint venture arrangements	—	(1,502)	(1,344)	—	(2,846)
Net cash (used in) provided by investing activities (1)	(2,054)	(12,188)	(1,364)	2,054	(13,552)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	154,100	—	—	154,100
Principal repayments of bank borrowings - homebuilding operations	—	(83,400)	—	—	(83,400)
Net repayments of bank borrowings - financial services operations	—	—	(36,462)	—	(36,462)
Principal proceeds from notes payable - other and CDD bond obligations	—	364	—	—	364
Intercompany financing	—	(406)	(5,491)	5,897	—
Dividends paid	(1,219)	—	(3,200)	3,200	(1,219)
Debt issue costs	—	(99)	—	—	(99)
Proceeds from exercise of stock options	73	—	—	—	73
Net cash (used in) provided by financing activities	(1,146)	70,559	(45,153)	9,097	33,357

Net increase (decrease) in cash, cash equivalents and restricted cash	—	19,568	(6,299)	7,951	21,220
Cash, cash equivalents and restricted cash balance at beginning of period	—	2,896	18,156	(7,951)	13,101
Cash, cash equivalents and restricted cash balance at end of period	$—	$22,464	$11,857	$—	$34,321

(1)
During the fourth quarter of 2016, we elected to early-adopt Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Certain amounts above have been adjusted to apply the new method retrospectively.

NOTE 12. Stock-Based Compensation
The Company has an equity compensation plan, the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the “2009 LTIP”), which has been amended from time to time. The 2009 LTIP was approved by our shareholders and is administered by the Compensation Committee of our Board of Directors. Under the 2009 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards – awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of the common shares, and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the plan authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 3,900,000 common shares, of which 1,602,528 remain available for grant at March 31, 2017.
The 2009 LTIP replaced the M/I Homes, Inc. 1993 Stock Incentive Plan as Amended (the “1993 Plan”), which expired by its terms on April 22, 2009. Awards outstanding under the 1993 Plan remain in effect in accordance with their respective terms.
Stock Options
On February 8, 2017, the Company awarded certain of its employees 408,000 (in the aggregate) nonqualified stock options at an exercise price of $23.34 (the closing price of our common shares on the New York Stock Exchange on such date) and a fair value of $9.45 that vest ratably over a five-year period. Total stock-based compensation expense related to stock option awards that has been charged against income relating to the 2009 LTIP was $1.0 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017, there was a total of $9.7 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 2.2 years for the service awards.
Performance Share Unit Awards
On February 8, 2017, February 16, 2016 and February 17, 2015, the Company awarded its executive officers (in the aggregate) a target number of performance share units (“PSU’s”) equal to 57,110, 79,108 and 56,389 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”). The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative pre-tax income from operations, excluding extraordinary items, as defined in the underlying award agreements with the executive officers, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $23.34 and $19.69 for the 2017 PSU’s, respectively, $16.85 and $15.75 for the 2016 PSU’s, respectively, and $21.28 and $18.92 for the 2015 PSU’s, respectively. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized $0.1 million in stock-based compensation expense during the first quarter of 2017 related to the Market Condition portion of the 2017, 2016 and 2015 PSU awards. There was a total of $0.4 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2017, 2016 and 2015 PSU awards as of March 31, 2017.
For the portion of the PSU’s subject to a Performance Condition, we recognize stock-based compensation expense on a straight-line basis over the Performance Period based on the probable outcome of the related Performance Condition. Otherwise, stock-based compensation expense recognition is deferred until probability is attained and a cumulative stock-based compensation expense adjustment is recorded and recognized ratably over the remaining service period. The Company reassesses the probability of the satisfaction of the Performance Condition on a quarterly basis, and stock-based compensation expense is adjusted based on the portion of the requisite service period that has passed. As of March 31, 2017, the Company had not recognized any stock-based compensation expense related to the Performance Condition portion of the 2017 or the 2016 PSU awards. If the Company achieves the minimum performance levels for the Performance Conditions to be met for the 2017 and the 2016 awards, the Company would record unrecognized stock-based compensation expense of $1.0 million as of March 31, 2017, for which $0.3 million would be immediately recognized had attainment been probable at March 31, 2017. The Company recognized less than $0.1 million of stock-based compensation expense related to the Performance Condition portion of the 2015 PSU awards during the first quarter of 2017 based on the probability of attaining the performance condition. The Company has $0.1 million of unrecognized stock-based compensation expense for the 2015 PSU awards as of March 31, 2017.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 101,800 homes since we commenced homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)) and, following our acquisition of a privately-held homebuilder in the Minneapolis/St. Paul market in December 2015, we use the Hans Hagen brand in that market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.
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
FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), as the same may be updated from time to time in our subsequent filings with the SEC, for more information regarding those risk factors.
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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and assumptions on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and assumptions and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.  See Note 1 (Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2016 Form 10-K for additional information about our accounting policies.
We believe that there have been no significant changes to our critical accounting policies during the quarter ended March 31, 2017 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K.

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
Houston, Texas
San Antonio, Texas
Overview
During the first quarter of 2017, we achieved record levels of new contracts, homes delivered, and revenue. Throughout the quarter, we experienced generally favorable demand in most of our markets which we believe was a result of continued increases in employment, low interest rates, improved consumer confidence and continued mortgage availability, along with a limited supply of new homes. The generally favorable demand for new homes and the continued execution of our strategic business initiatives enabled us to achieve the following improved Company results, in comparison to the first quarter of 2016:

•	New contracts increased 11% to 1,454

•	Homes delivered increased 18% to 1,038 homes

•	Average price of homes delivered increased 6% to $373,000

•	Number of homes in backlog at March 31, 2017 increased 13% to 2,220

•	Total sales value in backlog increased 14% to $834.4 million

•	Revenue increased 25% to $407.0 million

•	Selling, general and administrative expense as a percentage of revenue improved 20 basis points to 13.5% in 2017 from 13.7% in 2016

Income before income taxes for the first quarter of 2017 increased 79% from $14.7 million in the first quarter of 2016 to $26.3 million in the first quarter of 2017. Income before income taxes for the first quarter of 2016 was unfavorably impacted by a $2.2 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6). Excluding the stucco-related charges for the three months ended March 31, 2016, adjusted income before income taxes increased 56% from $16.9 million in the first quarter of 2016 to $26.3 million in the first quarter of 2017.
We believe that our results in the first quarter of 2017 were positively impacted by: the generally favorable demand for new homes discussed above; our strategic growth and investment in new communities; continued improvement in our mix of communities and better locations within each of our markets; our continued focus on controlling overall costs; and the strong performance of our financial services operations.
The calculations of adjusted income before income taxes and adjusted housing gross margin (referred to below), which we believe provide a clearer measure of the ongoing performance of our business, are described and reconciled to income before income taxes and housing gross margin, the financial measures that are calculated using our GAAP results, below under “Non-GAAP Financial Measures.”

Summary of Company Financial Results
In the first quarter of 2017, we achieved net income to common shareholders of $15.7 million, or $0.55 per diluted share. This compares to net income to common shareholders of $8.0 million, or $0.30 per diluted share, in 2016's first quarter. Net income in each period included $1.2 million in dividend payments made to holders of our Series A Preferred Shares.
During the quarter ended March 31, 2017, we recorded first quarter record total revenue of $407.0 million, of which $387.5 million was from homes delivered, $5.2 million was from land sales and $14.3 million was from our financial services operations. Revenue from homes delivered increased 25% in 2017's first quarter compared to the same period in 2016 driven primarily by an 18% increase in the number of homes delivered (162 units) and a 6% increase in the average sales price of homes delivered ($20,000 per home delivered). Revenue from land sales remained relatively flat compared to prior year’s first quarter. Revenue in our financial services segment increased 42% to $14.3 million in the three months ended March 31, 2017 compared to the same period in 2016 as a result of increases in the number of loan originations, the average loan amount and the volume of loans sold as a result of our strong December closings, as well as higher margins on our loans sold in the period than we experienced in the prior year.
Total gross margin (total revenue less total land and housing costs) increased $22.5 million in the first quarter of 2017 compared to the first quarter of 2016 as a result of an $18.2 million improvement in the gross margin of our homebuilding operations and a $4.3 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $18.6 million, due to the 18% increase in the number of homes delivered and the 6% increase in the average sales price of homes delivered, in addition to the absence of the $2.2 million charge for stucco-related repair costs in certain of our Florida communities taken during the first quarter of 2016. Our housing gross margin percentage improved 130 basis points from 17.3% in prior year's first quarter to 18.6% in 2017's first quarter. Exclusive of the stucco-related charge taken during the first quarter of 2016, however, our adjusted housing gross margin percentage improved by 60 basis points from 18.0% in the first quarter of 2016, largely as a result of product mix and the mix of communities delivering homes. Our gross margin on land sales (land sale gross margin) declined $0.4 million as a result of decreased profit from third party land sales in the first quarter of 2017 compared to the first quarter of 2016.

We believe the increased new contract volume and higher sales prices on homes delivered during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 were driven primarily by better pricing leverage in select locations and submarkets and shifts in both product and community mix. In addition, our new contracts benefited from the opening of 24 new communities during the quarter. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. As a result, our housing gross margin may fluctuate up or down from quarter to quarter depending on the mix of communities delivering homes. The pricing improvements described above were partially offset by higher average lot and construction costs related to homebuilding industry conditions and normal supply and demand dynamics. During the three months ended March 31, 2017 and 2016, we were able to pass a portion of the higher construction and lot costs to our homebuyers in the form of higher sales prices. However, we cannot provide any assurance that we will be able to continue to raise prices.
For the three months ended March 31, 2017, selling, general and administrative expense increased $10.5 million, which partially offset the increase in our gross margin discussed above, but declined as a percentage of revenue from 13.7% in the first quarter of 2016 to 13.5% in the first quarter of 2017. Selling expense increased $5.0 million from 2016's first quarter but improved as a percentage of revenue to 6.7% in 2017's first quarter compared to 6.9% for the same period in 2016. Variable selling expense for sales commissions contributed $3.2 million to the increase due to the higher average sales price of homes delivered and higher number of homes delivered. The increase in selling expense was also attributable to a $1.8 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased community count. General and administrative expense increased $5.5 million compared to the first quarter of 2016 but decreased slightly as a percentage of revenue to 6.8% in the first quarter of 2017 compared to 6.9% for the same period in 2016. This dollar increase was primarily due to a $2.4 million increase in compensation expense as a result of an increase in employee count as well as higher incentive compensation due to improved operating results, a $1.1 million increase in land related expenses primarily due to our increased community count, a $0.4 million increase related to start-up costs associated with our new Sarasota division, a $0.3 million increase in professional fees, and a $0.3 million increase in costs associated with new information systems in our financial services operation, along with increases in other miscellaneous expenses.
Outlook
We believe that many of our housing markets will experience modest increases in total permits and new homes sales during the remainder of 2017, similar to the improvement in demand for new homes that occurred in 2016, based on continued growth in employment, modest wage growth, low interest rates and improved consumer confidence. We remain focused on increasing our profitability by generating additional revenue and improving overhead operating leverage, continuing to expand our market share, and investing in attractive land opportunities.
We expect to continue to emphasize the following strategic business objectives throughout the remainder of 2017:

•	profitably growing our presence in our existing markets, including opening new communities;

•	reviewing new markets for investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.
Consistent with these objectives, we took a number of steps during the first three months of 2017 for continued improvement in 2017 and beyond, including investing $81.8 million in land acquisitions and $39.6 million in land development to help grow our presence in our existing markets. We currently estimate that we will spend approximately $500 million to $550 million on land purchases and land development in 2017. However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home sales and deliveries and we will adjust our land spending accordingly. We opened 24 communities and closed 18 communities in the first quarter of 2017, ending 2017's first quarter with a total of 184 communities compared to 181 communities at March 31, 2016.
Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics will continue in the future.

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income; and interest expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In thousands)	2017	2016
Revenue:
Midwest homebuilding	$146,422	$118,170
Southern homebuilding	149,365	122,694
Mid-Atlantic homebuilding	96,886	73,453
Financial services (a)	14,307	10,053
Total revenue	$406,980	$324,370

Gross margin:
Midwest homebuilding	$29,221	$21,255
Southern homebuilding (b)	26,614	20,613
Mid-Atlantic homebuilding	16,557	12,277
Financial services (a)	14,307	10,053
Total gross margin (b)	$86,699	$64,198

Selling, general and administrative expense:
Midwest homebuilding	$14,362	$10,927
Southern homebuilding	17,902	14,183
Mid-Atlantic homebuilding	9,304	8,393
Financial services (a)	5,077	3,778
Corporate	8,398	7,244
Total selling, general and administrative expense	$55,043	$44,525

Operating income:
Midwest homebuilding	$14,859	$10,328
Southern homebuilding (b)	8,712	6,430
Mid-Atlantic homebuilding	7,253	3,884
Financial services (a)	9,230	6,275
Less: Corporate selling, general and administrative expense	(8,398)	(7,244)
Total operating income (b)	$31,656	$19,673

Interest expense:
Midwest homebuilding	$1,377	$1,279
Southern homebuilding	2,377	2,194
Mid-Atlantic homebuilding	916	1,408
Financial services (a)	668	384
Total interest expense	$5,338	$5,265

Equity in income of joint venture arrangements	(17)	(307)

Income before income taxes	$26,335	$14,715

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

(b)	The three months ended March 31, 2016 includes a $2.2 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6).

The following tables show total assets by segment at March 31, 2017 and December 31, 2016:

	At March 31, 2017
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$5,521	$21,122		$4,152	$—	$30,795
Inventory (a)	417,867	539,395		298,561	—	1,255,823
Investments in joint venture arrangements	3,965	12,924		7,329	—	24,218
Other assets	14,009	27,983	(b)	16,633	202,804	261,429
Total assets	$441,362	$601,424		$326,675	$202,804	$1,572,265

	At December 31, 2016
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,989	$22,607		$3,260	$—	$29,856
Inventory (a)	399,814	484,038		302,226	—	1,186,078
Investments in joint venture arrangements	10,155	10,630		7,231	—	28,016
Other assets	25,747	35,622	(b)	13,912	229,280	304,561
Total assets	$439,705	$552,897		$326,629	$229,280	$1,548,511

(a)
Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Midwest Region
Homes delivered	379	322
New contracts, net	556	495
Backlog at end of period	934	845
Average sales price of homes delivered	$385	$364
Average sales price of homes in backlog	$400	$391
Aggregate sales value of homes in backlog	$373,205	$330,441
Housing revenue	$145,796	$117,245
Land sale revenue	$626	$925
Operating income homes (a)	$14,601	$10,092
Operating income land	$258	$236
Number of average active communities	62	73
Number of active communities, end of period	63	72
Southern Region
Homes delivered	419	350
New contracts, net	590	492
Backlog at end of period	845	702
Average sales price of homes delivered	$349	$342
Average sales price of homes in backlog	$349	$352
Aggregate sales value of homes in backlog	$295,031	$246,963
Housing revenue	$146,081	$119,694
Land sale revenue	$3,284	$3,000
Operating income homes (a) (b)	$8,601	$6,050
Operating income land	$111	$380
Number of average active communities	83	67
Number of active communities, end of period	87	68
Mid-Atlantic Region
Homes delivered	240	204
New contracts, net	308	327
Backlog at end of period	441	422
Average sales price of homes delivered	$398	$354
Average sales price of homes in backlog	$377	$361
Aggregate sales value of homes in backlog	$166,179	$152,546
Housing revenue	$95,581	$72,308
Land sale revenue	$1,305	$1,145
Operating income homes (a)	$7,246	$3,771
Operating income land	$7	$113
Number of average active communities	36	38
Number of active communities, end of period	34	41
Total Homebuilding Regions
Homes delivered	1,038	876
New contracts, net	1,454	1,314
Backlog at end of period	2,220	1,969
Average sales price of homes delivered	$373	$353
Average sales price of homes in backlog	$376	$371
Aggregate sales value of homes in backlog	$834,415	$729,950
Housing revenue	$387,458	$309,247
Land sale revenue	$5,215	$5,070
Operating income homes (a) (b)	$30,448	$19,913
Operating income land	$376	$729
Number of average active communities	181	178
Number of active communities, end of period	184	181

(a)	Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

(b)	The three months ended March 31, 2016 includes a $2.2 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6).

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Financial Services
Number of loans originated	725	604
Value of loans originated	$217,346	$177,038

Revenue	$14,307	$10,053
Less: Selling, general and administrative expense	5,077	3,778
Interest expense	668	384

Income before income taxes	$8,562	$5,891

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Midwest	13.3%	10.8%
Southern	16.3%	14.1%
Mid-Atlantic	10.5%	6.3%

Total cancellation rate	14.0%	11.0%

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
Adjusted housing gross margin and adjusted income before income taxes are calculated as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Housing revenue	$387,458	$309,247
Housing cost of sales	315,442	255,831

Housing gross margin	72,016	53,416
Add: Stucco-related charges (a)	—	2,155

Adjusted housing gross margin	$72,016	$55,571

Housing gross margin percentage	18.6%	17.3%
Adjusted housing gross margin percentage	18.6%	18.0%

Income before income taxes	$26,335	$14,715
Add: Stucco-related charges (a)	—	2,155

Adjusted income before income taxes	$26,335	$16,870

(a)	Represents warranty charges for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6).
We believe adjusted housing gross margin and adjusted income before income taxes are both relevant and useful financial measures to investors in evaluating our operating performance as they measure the gross profit and income before income taxes we generated specifically on our operations during a given period. These non-GAAP financial measures isolate the impact that the stucco-related charges have on housing gross margins and income before income taxes, and allow investors to make comparisons with our competitors that adjust housing gross margins and income before income taxes in a similar manner. We also believe investors will find adjusted housing gross margin and adjusted income before income taxes relevant and useful because they represent a profitability measure that may be compared to a prior period without regard to variability of stucco-related charges. These financial measures assist us in making strategic decisions regarding community location and product mix, product pricing and construction pace.
Year Over Year Comparison
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The calculation of adjusted housing gross margin (referred to below), which we believe provides a clearer measure of the ongoing performance of our business, is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Segment Non-GAAP Financial Measures.”

Midwest Region. During the three months ended March 31, 2017, homebuilding revenue in our Midwest region increased $28.2 million, from $118.2 million in the first quarter of 2016 to $146.4 million in the first quarter of 2017. This 24% increase in homebuilding revenue was the result of an 18% increase in the number of homes delivered (57 units) and a 6% increase in the average sales price of homes delivered ($21,000 per home delivered). Operating income in our Midwest region increased $4.6 million, from $10.3 million during the first quarter of 2016 to $14.9 million during the three months ended March 31, 2017. The increase in operating income was primarily the result of an $8.0 million increase in our gross margin, offset, in part, by a $3.5 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $7.9 million, due to the 18% increase in the number of homes delivered and the 6% increase in the average sales price of homes delivered noted above as well as an improvement in housing gross margin percentage. Our housing gross margin percentage improved 200 basis points to 19.9% in the first quarter of 2017 compared to 17.9% in the prior year’s first quarter. Our housing gross margin for 2016’s first quarter was unfavorably impacted, however, by a $0.7 million charge for purchase accounting adjustments from our 2015 Minneapolis/St. Paul acquisition. Exclusive of this charge, our adjusted housing gross margin percentage improved 140 basis points from 18.5% in last year’s first quarter. Our land sale gross margin remained flat compared to the prior year.
Selling, general and administrative expense increased $3.5 million, from $10.9 million for the quarter ended March 31, 2016 to $14.4 million for the quarter ended March 31, 2017, and increased as a percentage of revenue to 9.8% from 9.2% in 2016’s first quarter. The increase in selling, general and administrative expense was attributable, in part, to a $2.1 million increase in selling expense due to (1) a $1.5 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered and (2) a $0.6 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models. The increase in selling, general and administrative expense was also attributable to a $1.4 million increase in general and administrative expense, which was primarily related to a $0.4 million increase in compensation expense, a $0.4 million increase in land related expenses, and a $0.6 million increase in other miscellaneous expenses.
During the three months ended March 31, 2017, we experienced a 12% increase in new contracts in our Midwest region, from 495 in the first quarter of 2016 to 556 in the first quarter of 2017, and an 11% increase in backlog from 845 homes at March 31, 2016 to 934 homes at March 31, 2017. The increases in new contracts and backlog were partially due to improving sub-market conditions within the region in addition to contributions from our growing Minneapolis/St. Paul division. Average sales price in backlog increased to $400,000 at March 31, 2017 compared to $391,000 at March 31, 2016 which was due to higher-end product offerings. During the three months ended March 31, 2017, we opened eleven new communities in our Midwest region compared to one during 2016's first quarter. Our monthly absorption rate in our Midwest region increased to 3.0 per community in the first quarter of 2017 from 2.3 per community in the first quarter of 2016.
Southern Region. During the three months ended March 31, 2017, homebuilding revenue in our Southern region increased $26.7 million, from $122.7 million in the first quarter of 2016 to $149.4 million in the first quarter of 2017. This 22% increase in homebuilding revenue was the result of a 20% increase in the number of homes delivered (69 units), a 2% increase in the average sales price of homes delivered ($7,000 per home delivered) and a $0.3 million increase in land sale revenue. Operating income in our Southern region increased $2.3 million from $6.4 million in the first quarter of 2016 to an operating income of $8.7 million during the quarter ended March 31, 2017. This increase in operating income was the result of a $6.0 million improvement in our gross margin offset partially by a $3.7 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $6.3 million, due primarily to the 20% increase in the number of homes delivered noted above, in addition to the absence of a $2.2 million charge for stucco-related repair costs in certain of our Florida communities taken during the first quarter of 2016 (as more fully discussed in Note 6). Our housing gross margin percentage improved from 16.9% in prior year’s first quarter to 18.1% in the first quarter of 2017. Exclusive of the stucco-related charge in prior year, however, our adjusted housing gross margin percentage declined 60 basis points from 18.7% largely due to the mix of communities delivering homes and higher construction and lot costs. Our land sale gross margin declined $0.3 million as a result of decreased profit from land sales in the first quarter of 2017 compared to the same period in 2016.
Selling, general and administrative expense increased $3.7 million from $14.2 million in the first quarter of 2016 to $17.9 million in the first quarter of 2017 and increased as a percentage of revenue to 12.0% from 11.6% in the first quarter of 2016. The increase in selling, general and administrative expense was attributable, in part, to a $2.2 million increase in selling expense due to (1) a $1.0 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered and (2) a $1.2 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $1.5 million increase in general and administrative expense, which was primarily related to a $0.7 million increase in land related expenses, a $0.4 million increase in compensation expense, and a $0.4 million increase related to start-up costs associated with our new Sarasota division.
During the three months ended March 31, 2017, we experienced a 20% increase in new contracts in our Southern region, from 492 in the first quarter of 2016 to 590 for the first quarter of 2017, and a 20% increase in backlog from 702 homes at March 31, 2016 to 845 homes at March 31, 2017. The increases in new contracts and backlog were primarily due to improved demand in our Florida markets as well as continued growth in many of our Texas markets. Average sales price in backlog decreased, however, to $349,000 at March 31, 2017 from $352,000 at March 31, 2016 due to a change in product type and market mix. During the three months ended March 31, 2017, we opened eleven communities in our Southern region compared to six during 2016's first quarter. Our monthly absorption rate in our Southern region declined slightly to 2.4 per community in the first quarter of 2017 from 2.5 per community in the first quarter of 2016.
Mid-Atlantic Region. During the three month period ended March 31, 2017, homebuilding revenue in our Mid-Atlantic region increased $23.4 million from $73.5 million in the first quarter of 2016 to $96.9 million in the first quarter of 2017. This 32% increase in homebuilding revenue was the result of an 18% increase in the number of homes delivered (36 units), a 12% increase in the average sales price of homes delivered ($44,000 per home delivered), and a $0.2 million increase in land sale revenue compared to prior year. Operating income in our Mid-Atlantic region increased $3.4 million, from $3.9 million in the first quarter of 2016 to $7.3 million during the quarter ended March 31, 2017. This improvement in operating income was primarily the result of a $4.3 million increase in our gross margin, offset, in part, by a $0.9 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $4.4 million, due to the 18% increase in the number of homes delivered and the 12% increase in the average sales price of homes delivered noted above in addition to an improvement in housing gross margin percentage. Our housing gross margin percentage improved by 50 basis points from 16.8% in last year’s first quarter to 17.3% in the first quarter of 2017 due to the mix of homes delivered. Our land sale gross margin declined slightly by $0.1 million for the first quarter of 2017 compared to the same period in 2016.
Selling, general and administrative expense increased $0.9 million from $8.4 million in the first quarter of 2016 to $9.3 million in the first quarter of 2017 but declined as a percentage of revenue to 9.6% compared to 11.4% for the first quarter of 2016. The increase in selling, general and administrative expense was primarily due to a $0.6 million increase in variable selling expenses primarily as a result of increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered, in addition to a $0.3 million increase in general and administrative expense, which was primarily related to an increase in incentive compensation related expenses due to improved operating results.
During the three months ended March 31, 2017, we experienced a 5% increase in the number of homes in backlog from 422 homes at March 31, 2016 to 441 homes at March 31, 2017. Average sales price of homes in backlog also increased from $361,000 at March 31, 2016 to $377,000 at March 31, 2017. New contracts, however, decreased in our Mid-Atlantic region, from 327 in the first quarter of 2016 to 308 in the first quarter of 2017 as a result of the timing of opening of new communities and fewer average active communities compared to prior year. During the three months ended March 31, 2017, we opened two communities in our Mid-Atlantic region compared to opening six during the first quarter of 2016. Our monthly absorption rate in our Mid-Atlantic region increased to 2.9 per community in the first quarter of 2017 from 2.8 per community in the first quarter of 2016.
Financial Services. Revenue from our mortgage and title operations increased $4.2 million (42%) from $10.1 million in the first quarter of 2016 to $14.3 million in the first quarter of 2017 as a result of a 20% increase in the number of loan originations, from 604 in the first quarter of 2016 to 725 in the first quarter of 2017, and a 2% increase in the average loan amount, from $293,000 in the quarter ended March 31, 2016 to $300,000 in the quarter ended March 31, 2017. We also experienced an increase in the volume of loans sold as a result of our strong December closings, a gain from the sale of a portion of our servicing portfolio, and higher margins on loans sold in the period than we experienced in prior year.
We ended our first quarter of 2017 with a $3.0 million increase in operating income compared to 2016's first quarter, which was primarily due to the increase in our revenue discussed above, offset, in part, by a $1.3 million increase in selling, general and administrative expense compared to the first quarter of 2016, which was attributable primarily to a $0.7 million increase in compensation expense and a $0.3 million increase related to the sale of a portion of our servicing portfolio, along with increases in other miscellaneous expenses.
At March 31, 2017, M/I Financial provided financing services in all of our markets. Approximately 80% of our homes delivered during the first quarter of 2017 were financed through M/I Financial, compared to 82% in the same period in 2016. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $1.2 million, from $7.2 million for the first quarter of 2016 to $8.4 million for the first quarter of 2017. The increase was primarily due to a $0.8 million increase in compensation expense related to our improved operating results, and a $0.4 million increase in other miscellaneous expenses.
Interest Expense - Net. Interest expense for the Company remained flat at $5.3 million for the three months ended March 31, 2017 and 2016, primarily the result of a decline in our weighted average borrowing rate from 5.89% in the first quarter of 2016 to 5.76% for first quarter of 2017 which was offset by an increase in our weighted average borrowings from $608.8 million in 2016's first quarter to $632.5 million in 2017's first quarter. The decline in our weighted average borrowing rate was primarily due to the lower interest rate payable on our Credit Facility borrowings. The increase in our weighted average borrowings primarily related to increased borrowing under our Credit Facility at March 31, 2017 compared to March 31, 2016.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures represent our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During the three months ended March 31, 2017 and 2016, the Company earned less than $0.1 million and $0.3 million in equity in income from unconsolidated joint ventures.

Income Taxes. Our overall effective tax rate was 35.9% for the three months ended March 31, 2017 and 37.6% for the same period in 2016. The effective rate decline from 2016’s same period was primarily attributable to an increase in the estimated impact of annual tax benefits expected for the domestic production activities deduction which was limited in 2016 due to our then NOL federal carryforward position.
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
Adjusted housing gross margin for our Midwest and Southern regions is calculated as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016

Midwest region:
Housing revenue	$145,796	$117,245
Housing cost of sales	116,833	96,226

Housing gross margin	28,963	21,019
Add: Purchase accounting adjustments (a)	—	700

Adjusted housing gross margin	$28,963	$21,719

Housing gross margin percentage	19.9%	17.9%
Adjusted housing gross margin percentage	19.9%	18.5%

Southern region:
Housing revenue	$146,081	$119,694
Housing cost of sales	119,578	99,461

Housing gross margin	26,503	20,233
Add: Stucco-related charges (b)	—	2,155

Adjusted housing gross margin	$26,503	$22,388

Housing gross margin percentage	18.1%	16.9%
Adjusted housing gross margin percentage	18.1%	18.7%

(a)	Represents purchase accounting adjustments from our 2015 Minneapolis/St. Paul acquisition.

(b)
Represents warranty charges for stucco-related repair costs in certain of our Florida communities taken during the first quarter of 2016. With respect to this matter, during the quarter ended March 31, 2017, we identified 143 additional homes in need of repair and completed repairs on 165 homes, and, at March 31, 2017, we have 275 homes in various stages of repair.  See Note 6 for further information.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At March 31, 2017, we had $38.9 million of cash, cash equivalents and restricted cash, with $37.9 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $4.6 million increase in unrestricted cash and cash equivalents from December 31, 2016. Our principal uses of cash for the three months ended March 31, 2017 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, and short-term working capital and debt service requirements, including the repayment of amounts outstanding under our credit facilities. In order to fund these uses of cash, we used proceeds from home deliveries and the sale of mortgage loans, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
We are actively acquiring and developing lots in our markets to replenish and grow our lot supply and active community count. We expect to continue to expand our business based on the anticipated level of demand for new homes in our markets. During the first quarter of 2017, we delivered 1,038 homes, started 1,256 homes, and spent $81.8 million on land purchases and $39.6 million on land development. Based upon our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $500 million to $550 million on land purchases and land development during 2017, including the $121.4 million spent during the first three months of 2017.

We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to these land option agreements, as of March 31, 2017, we had purchase agreements to acquire $622.8 million of land and lots during the remainder of 2017 through 2028.
Land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home deliveries and adjust our land spending accordingly.
Operating Cash Flow Activities. During the three month period ended March 31, 2017, we used $23.3 million of cash in operating activities, compared to $1.4 million of cash provided by operating activities during the first quarter of 2016. The cash used in operating activities in the first quarter of 2017 was primarily a result of a $54.8 million increase in inventory and a decrease in accounts payable, accrued compensation and other liabilities totaling $34.0 million, offset partially by net income and deferred tax expense totaling $17.3 million, along with $45.3 million of proceeds from the sale of mortgage loans net of mortgage loan originations. The $1.4 million of cash provided by operating activities in the first quarter of 2016 was primarily a result of net income and deferred tax expense totaling $14.2 million, along with $33.9 million of proceeds from the sale of mortgage loans net of mortgage loan originations, offset partially by a $29.5 million increase in inventory and an decrease in accounts payable and accrued compensation totaling $19.7 million.

Investing Cash Flow Activities. During the first quarter of 2017, we generated $3.2 million of cash from investing activities, compared to $13.6 million of cash used in investing activities during the first quarter of 2016. This decrease in cash used was primarily due to a $9.7 million decrease in property and equipment primarily due to our purchase of an airplane during the first quarter of 2016, in addition to proceeds received related to the sale of mortgage servicing rights of $7.4 million that occurred during the first quarter of 2017.

Financing Cash Flow Activities. During the three months ended March 31, 2017, we generated $24.5 million of cash from financing activities, compared to generating $33.4 million of cash during the first three months of 2016. The $8.9 million decrease in cash generated by financing activities was primarily due to increased repayments of borrowings under our MIF credit facilities.
At March 31, 2017 and December 31, 2016, our ratio of homebuilding debt to capital was 45% and 43%, respectively, calculated as the carrying value of our outstanding homebuilding debt divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. The increase compared to December 31, 2016 was due to a moderately higher amount of homebuilding debt outstanding partially offset by an increase in shareholders’ equity at March 31, 2017. We believe that this ratio provides useful information regarding our financial position, for understanding the leverage employed in our operations and for comparing us with other homebuilders.
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
The Company is a party to three primary credit agreements: (1) a $400 million unsecured revolving credit facility dated July 18, 2013, as amended, with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $125 million secured mortgage warehousing agreement, dated June 24, 2016, as amended, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $15 million mortgage repurchase agreement with M/I Financial as borrower, dated November 3, 2015, as amended on October 31, 2016 (the “MIF Mortgage Repurchase Facility”).

Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of March 31, 2017:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	10/20/2018	$110,900	$255,814
Notes payable – financial services (b)	(b)	$106,937	$729

(a)
The available amount under the Credit Facility is computed in accordance with a borrowing base , which is calculated by applying various advance rates for different categories of inventory and totaled $588.4 million of availability for additional senior debt at March 31, 2017. As a result, the full $400 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $110.9 million borrowings and $33.3 million of letters of credit outstanding at March 31, 2017, leaving $255.8 million available. The Credit Facility has an expiration date of October 20, 2018.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements as of March 31, 2017 was $140 million. The MIF Mortgage Warehousing Agreement has an expiration date of June 23, 2017 and the MIF Mortgage Repurchase Facility has an expiration date of October 30, 2017. M/I Financial expects to enter into an amendment to the MIF Mortgage Warehousing Agreement prior to its expiration that would extend its term for an additional year, but M/I Financial can provide no assurances that it will be able to obtain such an extension.

Notes Payable - Homebuilding.

Homebuilding Credit Facility. The Credit Facility provides for an aggregate commitment amount of $400 million, including a $125 million sub-facility for letters of credit. The Credit Facility matures on October 20, 2018. For the quarter ended March 31, 2017, interest on amounts borrowed under the Credit Facility was payable at either the Alternate Base Rate plus a margin of 150 basis points, or at the Eurodollar Rate plus a margin of 250 basis points. These interest rates are subject to adjustment in subsequent periods based on the Company’s leverage ratio.

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $410.2 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
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
As of March 31, 2017, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of March 31, 2017:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$410.2	$620.3
Leverage Ratio	≤	0.60	0.47
Interest Coverage Ratio	≥	1.5 to 1.0	4.8 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$186.1	$11.2
Unsold Housing Units and Model Homes	≤	1,718	901

Homebuilding Letter of Credit Facility. As of March 31, 2017, the Company was a party to one secured credit agreement for the issuance of letters of credit outside of the Credit Facility (the “Letter of Credit Facility”), with a maturity date of September 30, 2017, which allows for the issuance of letters of credit up to a total of $2.0 million. Under the terms of the Letter of Credit Facility, letters of credit can be issued for maximum terms ranging from one year up to three years. The Letter of Credit Facility contains a cash collateral requirement of 101%. Upon maturity or the earlier termination of the Letter of Credit Facility, letters of credit that have been issued under the Letter of Credit Facility remain outstanding with cash collateral in place through the expiration date.

As of March 31, 2017, there was a total of $0.6 million of letters of credit issued under the Letter of Credit Facility, which was collateralized with $0.6 million of restricted cash.

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The Agreement provides a maximum borrowing availability of $125 million. The MIF Mortgage Warehousing Agreement expires on June 23, 2017. In December 2016, the MIF Mortgage Warehousing Agreement was amended to include a “seasonal increase” provision which increased the maximum borrowing availability to $150 million through February 1, 2017. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 250 basis points and (2) 2.75%.
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
As of March 31, 2017, there was $93.3 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of March 31, 2017:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.5 to 1.0
Liquidity	≥	$6.3	$19.7
Adjusted Net Income	>	$0.0	$11.6
Tangible Net Worth	≥	$12.5	$26.3

MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The agreement provides a maximum borrowing availability of $15 million which increased to $35 million from December 2, 2016 through February 1, 2017. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of March 31, 2017, there was $13.7 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants as of March 31, 2017.

Senior Notes and Convertible Senior Subordinated Notes.

6.75% Senior Notes. In December 2015, the Company issued $300 million aggregate principal amount of 6.75% Senior Notes due 2021. The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of March 31, 2017, the Company was in compliance with all terms, conditions, and covenants under the indenture. See Note 7 for more information regarding the 2021 Senior Notes.

3.0% Convertible Senior Subordinated Notes. In March 2013, the Company issued $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018. The conversion rate initially equals 30.9478 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018.  We will consider various alternatives for refinancing the 2018 Convertible Senior Subordinated Notes on or prior to their maturity date, including the issuance of debt and/or equity securities and other transactions. The timing and nature of such transactions, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.  To the extent that any of the 2018 Convertible Senior Subordinated Notes remain outstanding at maturity and are not converted into our common shares, we expect to pay the principal amount of such outstanding notes (plus any accrued and unpaid interest that is due and payable) on the maturity date in accordance with the terms of the indenture with the proceeds from any such refinancing, amounts available under our Credit Facility and/or other sources of capital. See Note 7 for more information regarding the 2018 Convertible Senior Subordinated Notes.

3.25% Convertible Senior Subordinated Notes. In September 2012, the Company issued $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share which equates to approximately 2.4 million common shares. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. To the extent that any of the 2017 Convertible Senior Subordinated Notes remain outstanding at maturity and are not converted into our common shares, we expect to pay the principal amount of such outstanding notes (plus any accrued and unpaid interest that is due and payable) on the maturity date in accordance with the terms of the indenture from amounts available under our Credit Facility and/or other sources of capital. See Note 7 for more information regarding the 2017 Convertible Senior Subordinated Notes.

Weighted Average Borrowings. For the three months ended March 31, 2017 and 2016, our weighted average borrowings outstanding were $632.5 million and $608.8 million, respectively, with a weighted average interest rate of 5.76% and 5.89%, respectively. The increase in our weighted average borrowings related to an increase in borrowings under the Credit Facility during the first quarter of 2017 compared to the first quarter of 2016. The decline in our weighted average borrowing interest rate was also primarily due to the increase in borrowings under our Credit Facility which has a lower rate.

At March 31, 2017, we had $110.9 million outstanding under the Credit Facility. During the three months ended March 31, 2017, the average daily amount outstanding under the Credit Facility was $109.6 million and the maximum amount outstanding under the Credit Facility was $142.5 million. Based on our current anticipated spending on home construction, land acquisition and development in 2017, offset by expected cash receipts from home deliveries, we expect to continue to borrow under the Credit Facility during 2017, with an estimated peak amount outstanding not expected to exceed $200 million. The actual amount borrowed during 2017 (and the peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company and any repayments or redemptions of outstanding debt.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $33.3 million of letters of credit issued and outstanding under the Credit Facility at March 31, 2017. During the three months ended March 31, 2017, the average daily amount of letters of credit outstanding under the Credit Facility was $34.8 million and the maximum amount of letters of credit outstanding under the Credit Facility was $37.1 million.

At March 31, 2017, M/I Financial had $93.3 million outstanding under the MIF Mortgage Warehousing Agreement.  During the three months ended March 31, 2017, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was

$61.5 million and the maximum amount outstanding was $120.1 million, which occurred during January, while the “seasonal increase” provision was in effect and the maximum borrowing availability was $150.0 million.

At March 31, 2017, M/I Financial had $13.7 million outstanding under the MIF Mortgage Repurchase Facility.  During the three months ended March 31, 2017, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $11.1 million and the maximum amount outstanding was $33.2 million, which occurred during January, while the “seasonal increase” provision was in effect and the maximum borrowing availability was $35.0 million.
Preferred Shares. At March 31, 2017, we had 2,000,000 depositary shares, each representing 1/1000th of a Series A Preferred Share, or 2,000 Series A Preferred Shares in the aggregate, outstanding. The Series A Preferred Shares have a liquidation preference equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the date of final distribution). Dividends on the Series A Preferred Shares are non-cumulative and, if declared by us, are paid at an annual rate of 9.75%. Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15. If there is a change of control of the Company and if the Company’s corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Series A Preferred Shares will increase to 10.75% per year. We may redeem the Series A Preferred Shares in whole or in part (provided, that any redemption that would reduce the aggregate liquidation preference of the Series A Preferred Shares below $25 million in the aggregate would be restricted to a redemption in whole only) at any time or from time to time at a cash redemption price equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the redemption date). Holders of the Series A Preferred Shares have no right to require redemption of the Series A Preferred Shares. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities, and will remain outstanding indefinitely unless redeemed by us. Holders of the Series A Preferred Shares have no voting rights, except with respect to those specified matters set forth in the Company’s Amended and Restated Articles of Incorporation or as otherwise required by applicable Ohio law, and no preemptive rights. The outstanding depositary shares are listed on the New York Stock Exchange under the trading symbol “MHO-PrA.” There is no separate public trading market for the Series A Preferred Shares except as represented by the depositary shares.
The indenture governing our 2021 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $149.5 million at March 31, 2017. We are permitted by the indenture to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance in our restricted payments basket. We declared and paid a quarterly dividend of $609.375 per share on our Series A Preferred Shares in both the first quarter of 2017 and 2016 for an aggregate dividend payment of $1.2 million. The determination to pay future dividends on, and make future repurchases of, our common shares and Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
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

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Land Option Agreements.  In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both March 31, 2017 and December 31, 2016, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
At March 31, 2017, “Consolidated Inventory Not Owned” was $12.0 million. At March 31, 2017, the corresponding liability of $12.0 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of March 31, 2017 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $45.1 million, including cash deposits of $30.8 million, prepaid acquisition costs of $5.6 million, letters of credit of $3.5 million and $5.2 million of other non-cash deposits.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of March 31, 2017, the Company had outstanding $146.5 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through September 2024.  Included in this total are: (1) $104.7 million of performance and maintenance bonds and $28.6 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $5.3 million of financial letters of credit; and (3) $7.9 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
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

The table below shows the notional amounts of our financial instruments at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2017	2016
Best-effort contracts and related committed IRLCs	$7,681	$6,607
Uncommitted IRLCs	111,427	66,875
FMBSs related to uncommitted IRLCs	112,000	66,000
Best-effort contracts and related mortgage loans held for sale	15,515	125,348
FMBSs related to mortgage loans held for sale	97,000	33,000
Mortgage loans held for sale covered by FMBSs	96,333	32,870

The table below shows the measurement of assets and liabilities at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2017	2016
Mortgage loans held for sale	$113,596	$154,020
Forward sales of mortgage-backed securities	(681)	230
Interest rate lock commitments	1,092	250
Best-efforts contracts	(324)	(90)
Total	$113,683	$154,410

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
Description (in thousands)	2017	2016
Mortgage loans held for sale	$4,874	$1,360
Forward sales of mortgage-backed securities	(911)	(766)
Interest rate lock commitments	842	569
Best-efforts contracts	(234)	69
Total gain recognized	$4,571	$1,232

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of March 31, 2017. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at March 31, 2017. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total	3/31/2017
ASSETS:
Mortgage loans held for sale:
Fixed rate	$107,661	—	—	—	—	—	$107,661	$105,348
Weighted average interest rate	4.12%	—	—	—	—	—	4.12%
Variable rate	$8,365	—	—	—	—	—	$8,365	$8,248
Weighted average interest rate	3.56%	—	—	—	—	—	3.56%

LIABILITIES:
Long-term debt — fixed rate	$57,908	$86,781	$292	$292	$300,216	—	$445,489	$467,558
Weighted average interest rate	3.37%	3.02%	3.37%	3.37%	6.73%	—	5.56%
Short-term debt — variable rate	$217,837	—	—	—	—	—	$217,837	$217,837
Weighted average interest rate	3.48%	—	—	—	—	—	3.48%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
The value of our deferred income tax asset could be significantly reduced if corporate tax rates in the United States (U.S.) are lowered or if other changes in the U.S. corporate tax system occur.
Due to the recent change of our President, discussions in the U.S. Congress regarding comprehensive tax reform have increased. Such legislation could significantly alter the existing tax code, including a reduction in corporate income tax rates. Although a reduction in the corporate income tax rate could result in lower future tax expense and tax payments, it would reduce, perhaps significantly, the value of our existing deferred tax asset and could result in a charge to our earnings from the write-down of this asset. It is uncertain whether or when any such tax reform proposals will be enacted into law, and whether or how they will affect our deferred tax asset.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common shares or Series A Preferred Shares during the three months ended March 31, 2017.

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

M/I Homes, Inc.
(Registrant)

Date:	April 28, 2017	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	April 28, 2017	By:	/s/ Ann Marie W. Hunker
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