Form 10-Q
period 2017-06-30
M I HOMES INC
filed 2017-07-28
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017

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
Common shares, par value $.01 per share: 25,104,729 shares outstanding as of July 26, 2017.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	June 30, 2017	December 31, 2016
	(unaudited)

ASSETS:
Cash, cash equivalents and restricted cash	$29,940	$34,441
Mortgage loans held for sale	91,986	154,020
Inventory	1,379,544	1,215,934
Property and equipment - net	22,255	22,299
Investment in unconsolidated joint ventures	22,877	28,016
Deferred income taxes	30,078	30,875
Other assets	54,706	62,926
TOTAL ASSETS	$1,631,386	$1,548,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$113,072	$103,212
Customer deposits	29,655	22,156
Other liabilities	106,637	123,162
Community development district obligations	5,875	476
Obligation for consolidated inventory not owned	12,263	7,528
Notes payable bank - homebuilding operations	138,000	40,300
Notes payable bank - financial services operations	89,518	152,895
Notes payable - other	3,663	6,415
Convertible senior subordinated notes due 2017 - net	57,380	57,093
Convertible senior subordinated notes due 2018 - net	85,777	85,423
Senior notes due 2021 - net	296,229	295,677
TOTAL LIABILITIES	$938,069	$894,337

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; 2,000 shares issued and outstanding at both June 30, 2017 and December 31, 2016	$48,163	$48,163
Common shares - $.01 par value; authorized 58,000,000 shares at both June 30, 2017 and December 31, 2016; issued 27,092,723 shares at both June 30, 2017 and December 31, 2016	271	271
Additional paid-in capital	245,775	246,549
Retained earnings	438,595	407,161
Treasury shares - at cost - 1,988,171 and 2,415,290 shares at June 30, 2017 and December 31, 2016, respectively	(39,487)	(47,970)
TOTAL SHAREHOLDERS’ EQUITY	$693,317	$654,174
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,631,386	$1,548,511

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016

Revenue	$456,866	$401,247	$863,846	$725,617
Costs and expenses:
Land and housing	367,598	319,708	687,879	579,880
General and administrative	30,112	26,830	57,872	49,089
Selling	30,247	25,533	57,530	47,799
Equity in income of unconsolidated joint ventures	(110)	(82)	(127)	(389)
Interest	3,834	4,308	9,172	9,573
Total costs and expenses	431,681	376,297	812,326	685,952

Income before income taxes	25,185	24,950	51,520	39,665

Provision for income taxes	8,196	9,034	17,648	14,560

Net income	16,989	15,916	33,872	25,105

Preferred dividends	1,219	1,219	2,438	2,438

Net income to common shareholders	$15,770	$14,697	$31,434	$22,667

Earnings per common share:
Basic	$0.63	$0.60	$1.26	$0.92
Diluted	$0.55	$0.52	$1.09	$0.81

Weighted average shares outstanding:
Basic	24,990	24,669	24,864	24,663
Diluted	30,619	30,077	30,471	30,055

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Six Months Ended June 30, 2017
	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2016	2,000	$48,163	24,677,433	$271	$246,549	$407,161	$(47,970)	$654,174
Net income	—	—	—	—	—	33,872	—	33,872
Dividends declared to preferred shareholders	—	—	—	—	—	(2,438)	—	(2,438)
Stock options exercised	—	—	342,661	—	(2,014)	—	6,806	4,792
Stock-based compensation expense	—	—	—	—	2,566	—	—	2,566
Deferral of executive and director compensation	—	—	—	—	351	—	—	351
Executive and director deferred compensation distributions	—	—	84,458	—	(1,677)	—	1,677	—
Balance at June 30, 2017	2,000	$48,163	25,104,552	$271	$245,775	$438,595	$(39,487)	$693,317

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
OPERATING ACTIVITIES:
Net income	$33,872	$25,105
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint venture arrangements	(127)	(389)
Mortgage loan originations	(468,832)	(404,599)
Proceeds from the sale of mortgage loans	535,256	433,406
Fair value adjustment of mortgage loans held for sale	(4,390)	(2,185)
Capitalization of originated mortgage servicing rights	(2,239)	(2,964)
Amortization of mortgage servicing rights	546	751
Depreciation	4,608	4,149
Amortization of debt discount and debt issue costs	1,712	1,701
Stock-based compensation expense	2,566	2,126
Deferred income tax expense	797	13,832
Change in assets and liabilities:
Inventory	(146,171)	(46,856)
Other assets	1,897	(7,185)
Accounts payable	9,860	18,791
Customer deposits	7,499	7,848
Accrued compensation	(13,415)	(10,566)
Other liabilities	(2,759)	7,974
Net cash (used in) provided by operating activities	(39,320)	40,939

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,872)	(11,029)
Return of capital from unconsolidated joint ventures	1,078	—
Investment in unconsolidated joint ventures	(5,807)	(5,782)
Net proceeds from sale of mortgage servicing rights	7,558	—
Net cash provided by (used in) investing activities	957	(16,811)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	289,400	192,200
Repayment of bank borrowings - homebuilding operations	(191,700)	(166,000)
Net repayment of bank borrowings - financial services operations	(63,377)	(30,982)
Proceeds from notes payable-other and community development district bond obligations	(2,752)	111
Dividends paid on preferred shares	(2,438)	(2,438)
Debt issue costs	(63)	(193)
Proceeds from exercise of stock options	4,792	73
Net cash provided by (used in) financing activities	33,862	(7,229)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,501)	16,899
Cash, cash equivalents and restricted cash balance at beginning of period	34,441	13,101
Cash, cash equivalents and restricted cash balance at end of period	$29,940	$30,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$7,381	$(2,152)
Income taxes	$17,770	$1,801

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$5,399	$(296)
Consolidated inventory not owned	$4,735	$(838)
Distribution of single-family lots from joint venture arrangements	$9,995	$14,978

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated joint ventures, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2016 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC, including the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Reclassifications

Certain financial statement line items reflected on the June 30, 2016 Statement of Cash Flows were affected by the Company’s early adoption of Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”) during the fourth quarter of 2016 as a result of the change in accounting principle.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. For all entities, ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not believe the adoption of ASU 2017-09 will have a material impact on the Company’s consolidated financial statements and disclosures.

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
A summary of the Company’s inventory as of June 30, 2017 and December 31, 2016 is as follows:

(In thousands)	June 30, 2017	December 31, 2016
Single-family lots, land and land development costs	$637,268	$602,528
Land held for sale	17,051	12,155
Homes under construction	600,376	494,664
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2017 - $13,413; December 31, 2016 - $11,835)	76,824	68,727
Community development district infrastructure	5,875	476
Land purchase deposits	29,887	29,856
Consolidated inventory not owned	12,263	7,528
Total inventory	$1,379,544	$1,215,934

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of June 30, 2017 and December 31, 2016, we had 1,093 homes (with a carrying value of $210.8 million) and 996 homes (with a carrying value of $199.4 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $5.9 million and $0.5 million liability related to these CDD bond obligations as of June 30, 2017 and December 31, 2016, respectively, along with the related inventory infrastructure.

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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Capitalized interest, beginning of period	$16,008	$16,952	$16,012	$16,740
Interest capitalized to inventory	5,300	4,497	9,062	8,253
Capitalized interest charged to land and housing costs and expenses	(4,843)	(4,631)	(8,609)	(8,175)
Capitalized interest, end of period	$16,465	$16,818	$16,465	$16,818

Interest incurred	$9,134	$8,805	$18,234	$17,826
NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During the six-month period ended June 30, 2017, we decreased our total investment in such joint venture arrangements by $5.1 million from $28.0 million at December 31, 2016 to $22.9 million at June 30, 2017, which was driven primarily by our increased lot distributions from unconsolidated joint ventures of $10.0 million, offset, in part, by our cash contributions to our unconsolidated joint ventures during the first half of 2017 of $5.8 million.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of June 30, 2017 is the amount invested of $22.9 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets, although we expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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

For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company’s ownership in these LLCs as of June 30, 2017 ranged from 25% to 97% and at December 31, 2016 ranged from 25% to 74%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC.
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
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the Company’s 2016 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both June 30, 2017 and December 31, 2016, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The table below shows the notional amounts of our financial instruments at June 30, 2017 and December 31, 2016:

Description of Financial Instrument (in thousands)	June 30, 2017	December 31, 2016
Best efforts contracts and related committed IRLCs	$9,555	$6,607
Uncommitted IRLCs	109,140	66,875
FMBSs related to uncommitted IRLCs	109,000	66,000
Best efforts contracts and related mortgage loans held for sale	8,324	125,348
FMBSs related to mortgage loans held for sale	82,284	33,000
Mortgage loans held for sale covered by FMBSs	82,330	32,870
The table below shows the level and measurement of assets and liabilities measured on a recurring basis at June 30, 2017 and December 31, 2016:

Description of Financial Instrument (in thousands)	Fair Value Measurements June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$91,986	$—	$91,986	$—
Forward sales of mortgage-backed securities	599	—	599	—
Interest rate lock commitments	344	—	344	—
Best-efforts contracts	(19)	—	(19)	—
Total	$92,910	$—	$92,910	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$154,020	$—	$154,020	$—
Forward sales of mortgage-backed securities	230	—	230	—
Interest rate lock commitments	250	—	250	—
Best-efforts contracts	(90)	—	(90)	—
Total	$154,410	$—	$154,410	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2017	2016	2017	2016
Mortgage loans held for sale	$(484)	$826	$4,390	$2,186
Forward sales of mortgage-backed securities	1,280	(922)	369	(1,688)
Interest rate lock commitments	(748)	350	94	919
Best-efforts contracts	305	(53)	71	16
Total gain recognized	$353	$201	$4,924	$1,433

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	June 30, 2017		June 30, 2017
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$599	Other liabilities	$—
Interest rate lock commitments	Other assets	344	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	19
Total fair value measurements		$943		$19

	Asset Derivatives		Liability Derivatives
	December 31, 2016		December 31, 2016
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$230	Other liabilities	$—
Interest rate lock commitments	Other assets	250	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	90
Total fair value measurements		$480		$90
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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption pace (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and six months ended June 30, 2017 and 2016, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting

Policies - Investment in Unconsolidated Joint Ventures,” in the Company’s 2016 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the six months ended June 30, 2017 and 2016, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

	June 30, 2017		December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$29,940	$29,940	$34,441	$34,441
Mortgage loans held for sale	91,986	91,986	154,020	154,020
Split dollar life insurance policies	212	212	214	214
Notes receivable	162	146	763	687
Commitments to extend real estate loans	344	344	250	250
Forward sales of mortgage-backed securities	599	599	230	230
Liabilities:
Notes payable - homebuilding operations	138,000	138,000	40,300	40,300
Notes payable - financial services operations	89,518	89,518	152,895	152,895
Notes payable - other	3,663	3,434	6,415	5,999
Convertible senior subordinated notes due 2017 (a)	57,500	69,791	57,500	65,957
Convertible senior subordinated notes due 2018 (a)	86,250	89,053	86,250	88,105
Senior notes due 2021 (a)	300,000	315,000	300,000	314,250
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	19	19	90	90
Forward sales of mortgage-backed securities	—	—	—	—
Off-Balance Sheet Financial Instruments:
Letters of credit	—	924	—	702

(a)
Our senior notes and convertible senior subordinated notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at June 30, 2017 and December 31, 2016:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Convertible Senior Subordinated Notes due 2017, Convertible Senior Subordinated Notes due 2018 and Senior Notes due 2021. The fair value of these financial instruments was determined based upon market quotes at June 30, 2017 and December 31, 2016. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policy and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.

Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended June 30, 2017 fluctuated with the Alternate Base Rate or the Eurodollar Rate for the Company’s $400 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), and thus the carrying value is a reasonable estimate of fair value. Refer to Note 12 and Note 7 for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC (“M/I Financial”) is a party to two credit agreements: (1) a $125 million (increased to $150 million during certain periods of expected increases in the volume of mortgage originations, specifically from September 25, 2017 to October 16, 2017 and from December 15, 2017 to February 2, 2018) secured mortgage warehousing agreement, dated June 24, 2016, as amended on June 23, 2017 (the “MIF Mortgage Warehousing Agreement”); and (2) a $35 million mortgage repurchase agreement, dated November 3, 2015, as most recently amended on May 16, 2017 (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the second quarter of 2017 fluctuated with LIBOR. Refer to Note 7 for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
Letters of Credit. Letters of credit of $41.9 million and $37.7 million represent potential commitments at June 30, 2017 and December 31, 2016, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $37.6 million and $27.6 million were covered under these guarantees as of June 30, 2017 and December 31, 2016, respectively.  The increase in loans covered by these guarantees from December 31, 2016 is a result of a change in the mix of investors and their related purchase terms.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at June 30, 2017, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $0.7 million and $0.9 million at June 30, 2017 and December 31, 2016, respectively.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of June 30, 2017 and December 31, 2016, the total of all loans indemnified to third party insurers relating to the above agreements was $1.4 million and $1.6 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company recorded a liability relating to the guarantees described above totaling $0.8 million and $0.9 million at June 30, 2017 and December 31, 2016, respectively, which is management’s best estimate of the Company’s liability.
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
A summary of warranty activity for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Warranty reserves, beginning of period	$24,980	$15,295	$27,732	$14,281
Warranty expense on homes delivered during the period	2,783	2,482	5,212	4,522
Changes in estimates for pre-existing warranties	332	(646)	1,062	37
Charges related to stucco-related claims (a)	8,500	2,754	8,500	4,909
Settlements made during the period	(6,292)	(4,070)	(12,203)	(7,934)
Warranty reserves, end of period	$30,303	$15,815	$30,303	$15,815

(a)	Estimated stucco-related claim costs, as described below, have been included in warranty accruals.
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
During 2016, in response to an increased level of claims, we conducted a review of the stucco issues to determine their causes and to enable us to make a reasonable estimate of the overall cost of stucco-related repairs to homes in our Florida communities. Our review included an analysis of a number of factors, including: (1) the date of delivery of each home in our Florida communities and the expiration date of the 10-year statutory period of repose and contractual warranty period with respect to each such home; (2) the number of each type of home (i.e., one story, 1.5 stories or 2 stories); (3) our stucco-related claims experience with respect to each type of home and each individual community; and (4) other relevant factors and observations gained from the field. In connection with such review, we recorded $19.4 million for repair costs for (1) homes in our Florida communities that we had identified as needing repair but have not yet completed the repair and (2) estimated repair costs for homes in our Florida communities that we had not yet identified as needing repair but that may require repair in the future. These charges were included as changes in estimate within our warranty reserve. The remaining reserve for both known repair costs and an estimate of future costs of stucco-related repairs at March 31, 2017 included within our warranty reserve was $8.8 million.
During the second quarter of 2017, we continued our review of the stucco issues in our Florida communities. Based on an analysis of the relevant data, including additional data that we had gathered during the period since the 2016 review, we determined to increase our previous estimate of the future stucco-related repair costs in our Florida communities. The three primary factors which contributed to the increase in our estimate were: (1) the incidence of new stucco-related claims did not decline as much as we had previously estimated; (2) we started to receive stucco-related claims in communities which were not included in our previous estimate because we did not have any claims history in those communities; and (3) we incurred higher than estimated costs in completing stucco-related repairs on identified homes. As a result, during the second quarter of 2017, we recorded an additional

$8.5 million warranty charge for stucco-related repairs in our Florida communities. The remaining reserve for both known repair costs and an estimate of future costs of stucco-related repairs at June 30, 2017 included within our warranty reserve was $14.1 million.
Our review of the stucco-related issues in our Florida communities is ongoing. While we believe that our remaining reserve is sufficient to cover both known and estimated future repair costs, our estimate, as of June 30, 2017, of future costs of stucco-related repairs is based on our judgment, various assumptions and internal data. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate, including to reflect additional estimated future stucco repairs costs, which revision could be material.
We also are continuing to investigate the extent to which we may be able to recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of June 30, 2017, we are unable to estimate an amount, if any, that we believe is probable that we will recover from these sources and, accordingly, we have not recorded a receivable for estimated recoveries nor included an estimated amount of recoveries in determining our warranty reserves.

Performance Bonds and Letters of Credit

At June 30, 2017, the Company had outstanding approximately $168.6 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2024. Included in this total are: (1) $119.1 million of performance and maintenance bonds and $32.8 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $9.2 million of financial letters of credit, of which $7.7 million represent deposits on land and lot purchase agreements; and (3) $7.5 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At June 30, 2017, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $654.7 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters

In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At June 30, 2017 and December 31, 2016, we had $0.4 million and $0.3 million reserved for legal expenses, respectively.

Self-insurance Reserves.
Our general liability claims are insured by a third party, subject to a deductible. Effective for home closings occurring on or after July 1, 2017, the Company renewed its general liability insurance coverage which, among other things, changed the structure of our completed operations/construction defect deductible to $10.0 million for the entire company (for closings prior to July 1, 2017, our completed operations/construction defect deductible was $7.5 million for each of our regions), and decreased our third party claims deductible to $250,000 (a decrease from $500,000 for closings prior to July 1, 2017). The Company records a reserve for general liability claims falling below the Company’s deductible. The reserve estimate is based on an actuarial evaluation of our past history of general liability claims, other industry specific factors and specific event analysis.

NOTE 7. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $400 million, including a $125 million sub-facility for letters of credit. The Credit Facility expires on October 20, 2018. For the quarter ended June 30, 2017, interest on amounts borrowed under the Credit Facility was payable at either the Alternate Base Rate plus a margin of 150 basis points, or at the Eurodollar Rate plus a margin of 250 basis points. These interest rates are subject to adjustment in subsequent periods based on the Company's leverage ratio. The Credit Facility also contains certain financial covenants. At June 30, 2017, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $646.8 million of availability for additional senior debt at June 30, 2017. As a result, the full $400 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At June 30, 2017, there were $138.0 million of borrowings outstanding and $41.3 million of letters of credit outstanding, leaving net remaining borrowing availability of $220.7 million.
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
Refer to Note 12 for a description of the amendment to the Company’s Credit Facility entered into on July 18, 2017.

As of June 30, 2017, the Company was party to a secured credit agreement for the issuance of letters of credit (the “Letter of Credit Facility”), with a maturity date of September 30, 2017, which allows for the issuance of letters of credit up to a total of $2.0 million. At both June 30, 2017 and December 31, 2016, there was $0.6 million of outstanding letters of credit in aggregate under the Company’s Letter of Credit Facility, which were collateralized with $0.6 million of the Company’s cash.
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The Agreement provides a maximum borrowing availability of $125 million. In June 2017, the Company entered into an amendment to the MIF Mortgage Warehousing Agreement, which, among other things, extended the expiration date to June 22, 2018 and adjusted the interest rate to a per annum rate equal to the greater of (1) the floating LIBOR rate plus a spread of 237.5 basis points and (2) 2.75%. The spread over floating LIBOR had previously been 250 basis points. The amendment also allows the maximum borrowing availability to be increased to $150 million during certain periods of expected increases in the volume of mortgage originations, specifically from September 25, 2017 to October 16, 2017 and from December 15, 2017 to February 2, 2018. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At June 30, 2017, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. In May 2017, the MIF Repurchase Facility was amended to increase the maximum borrowing availability from $15 million to $35 million. The MIF Mortgage Repurchase Facility expires on October 30, 2017. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At June 30, 2017, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.

At June 30, 2017, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $160.0 million, a decrease from $185.0 million at December 31, 2016 due to the expiration of the seasonal increase on the MIF Mortgage Warehousing Agreement that was in effect from December 15, 2016 through February 1, 2017. At June 30, 2017 and December 31, 2016, M/I Financial had $89.5 million and $152.9 million outstanding on a combined basis under its credit facilities, respectively.
Senior Notes
As of both June 30, 2017 and December 31, 2016, we had $300.0 million of our 2021 Senior Notes outstanding. The 2021 Senior Notes bear interest at a rate of 6.75% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2021. The 2021 Senior Notes are general, unsecured senior obligations of the Company and the Guarantor Subsidiaries and rank equally in right of payment with all our and the Guarantor Subsidiaries’ existing and future unsecured senior indebtedness. The 2021 Senior Notes are effectively subordinated to our and the Guarantor Subsidiaries’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness.
The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of June 30, 2017, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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
The indenture governing our 2021 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 31, 2016 or the sale of qualified equity interests, plus other items and subject to other exceptions. The restricted payments basket was $154.7 million and $144.9 million at June 30, 2017 and December 31, 2016, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares or Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
Convertible Senior Subordinated Notes
As of both June 30, 2017 and December 31, 2016, we had $86.3 million of our 2018 Convertible Senior Subordinated Notes outstanding. The 2018 Convertible Senior Subordinated Notes bear interest at a rate of 3.0% per year, payable semiannually in arrears on March 1 and September 1 of each year. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2018 Convertible Senior Subordinated Notes into the Company’s common shares. The conversion rate initially equals 30.9478 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2018 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed jointly and severally on a senior subordinated unsecured basis by the Guarantor Subsidiaries. The 2018 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the Guarantor Subsidiaries, are subordinated in right of payment to our and the Guarantor Subsidiaries’ existing and future senior indebtedness and are also effectively subordinated to our and the Guarantor Subsidiaries’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2018 Convertible Senior Subordinated Notes requires the Company to repurchase the notes (subject to certain exceptions), at a holder’s option, upon the occurrence of a fundamental change (as defined in the indenture).
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
As of both June 30, 2017 and December 31, 2016, we had $57.5 million of our 2017 Convertible Senior Subordinated Notes outstanding. The 2017 Convertible Senior Subordinated Notes bear interest at a rate of 3.25% per year, payable semiannually in arrears on March 15 and September 15 of each year. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Convertible Senior Subordinated Notes into the Company’s common shares. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share, which equates to approximately 2.4 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2017 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed jointly and severally on a senior subordinated unsecured basis by the Guarantor Subsidiaries. The 2017 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the Guarantor Subsidiaries, are subordinated in right of payment to our and the Guarantor Subsidiaries’ existing and future senior indebtedness and are also effectively subordinated to our and the Guarantor Subsidiaries’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2017 Convertible Senior Subordinated Notes provides that we may not redeem the notes prior to their stated maturity date, but also contains provisions requiring the Company to repurchase the 2017 Convertible Senior Subordinated Notes (subject to certain exceptions), at a holder’s option, upon the occurrence of a fundamental change (as defined in the indenture).
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $3.7 million and $6.4 million as of June 30, 2017 and December 31, 2016, respectively.  The balance at December 31, 2016 included a mortgage note payable on our principal executive office building with a principal balance outstanding of $3.4 million, which was subsequently paid off in April of 2017. The remaining balance is made up of other notes payable incurred through the normal course of business.

NOTE 8. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
NUMERATOR
Net income	$16,989	$15,916	$33,872	$25,105
Preferred stock dividends	(1,219)	(1,219)	(2,438)	(2,438)
Net income to common shareholders	15,770	14,697	31,434	22,667
Interest on 3.25% convertible senior subordinated notes due 2017	391	390	782	774
Interest on 3.00% convertible senior subordinated notes due 2018	527	526	1,055	1,043
Diluted income available to common shareholders	$16,688	$15,613	$33,271	$24,484
DENOMINATOR
Basic weighted average shares outstanding	24,990	24,669	24,864	24,663
Effect of dilutive securities:
Stock option awards	335	185	330	177
Deferred compensation awards	209	138	192	130
3.25% convertible senior subordinated notes due 2017	2,416	2,416	2,416	2,416
3.00% convertible senior subordinated notes due 2018	2,669	2,669	2,669	2,669
Diluted weighted average shares outstanding - adjusted for assumed conversions	30,619	30,077	30,471	30,055
Earnings per common share:
Basic	$0.63	$0.60	$1.26	$0.92
Diluted	$0.55	$0.52	$1.09	$0.81
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	—	1,261	47	1,301
For the three and six months ended June 30, 2017 and 2016, the effect of convertible debt was included in the diluted earnings per share calculations.
NOTE 9. Income Taxes
During the three and six months ended June 30, 2017, the Company recorded a tax provision of $8.2 million and $17.6 million, respectively, which reflects income tax expense related to the period’s income before income taxes. The effective tax rate for the three and six months ended June 30, 2017 was 32.5% and 34.3%, respectively, which included tax expense related to the expected tax benefits for the domestic production activities deduction and excess tax benefits from employee share-based payment transactions exercised during the second quarter of 2017 per ASU 2016-09. During the three and six months ended June 30, 2016, the Company recorded a tax provision of $9.0 million and $14.6 million, respectively, which reflects income tax expense related to the period’s income before income taxes. The effective tax rate for the three and six months ended June 30, 2016 was 36.2% and 36.7%, respectively, which included tax expense related to the expected tax benefits for the domestic production activities deduction and energy tax credits.
During 2016, the Company fully utilized its federal NOL carryforwards and federal credit carryforwards. The Company had $4.7 million of state NOL carryforwards, net of the federal benefit, at June 30, 2017. Our state NOLs may be carried forward from one to 16 years, depending on the tax jurisdiction, with $1.3 million expiring between 2022 and 2027 and $3.4 million expiring between 2028 and 2032, absent sufficient state taxable income.
NOTE 10. Business Segments
The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 15 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding reportable segments; and (3) our consolidated financial results.
In accordance with ASC 280, Segment Reporting (“ASC 280”), we have identified each homebuilding division as an operating segment as each homebuilding division engages in business activities from which it earns revenue, primarily from the sale and construction of single-family attached and detached homes, acquisition and development of land, and the occasional sale of lots to third parties. Our financial services operations generate revenue primarily from the origination, sale and servicing of mortgage loans and title services primarily for purchasers of the Company’s homes and are included in our financial services reportable segment. In accordance with the aggregation criteria defined in ASC 280, we have determined our reportable segments are as follows: Midwest homebuilding; Southern homebuilding; Mid-Atlantic homebuilding; and financial services operations.  The homebuilding operating segments that are included within each reportable segment have been aggregated because they share similar aggregation characteristics as prescribed in ASC 280 in the following regards: (1) long-term economic characteristics; (2) historical and expected future long-term gross margin percentages; (3) housing products, production processes and methods of distribution; and (4) geographical proximity.
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Chicago, Illinois	Orlando, Florida	Charlotte, North Carolina
Cincinnati, Ohio	Sarasota, Florida	Raleigh, North Carolina
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Indianapolis, Indiana	Austin, Texas
Minneapolis/St. Paul, Minnesota	Dallas/Fort Worth, Texas
Houston, Texas
San Antonio, Texas

The following table shows, by segment: revenue, operating income and interest expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Revenue:
Midwest homebuilding	$168,469	$152,918	$314,891	$271,088
Southern homebuilding	178,780	148,965	328,145	271,659
Mid-Atlantic homebuilding	97,749	89,415	194,635	162,868
Financial services (a)	11,868	9,949	26,175	20,002
Total revenue	$456,866	$401,247	$863,846	$725,617

Operating income:
Midwest homebuilding	$17,984	$17,987	$32,843	$28,315
Southern homebuilding (b)	4,709	7,199	13,421	13,629
Mid-Atlantic homebuilding	9,588	7,584	16,841	11,468
Financial services (a)	6,860	5,362	16,090	11,637
Less: Corporate selling, general and administrative expense	(10,232)	(8,956)	(18,630)	(16,200)
Total operating income (b)	$28,909	$29,176	$60,565	$48,849

Interest expense:
Midwest homebuilding	$863	$613	$2,240	$1,892
Southern homebuilding	1,791	2,136	4,168	4,330
Mid-Atlantic homebuilding	515	1,049	1,431	2,457
Financial services (a)	665	510	1,333	894
Total interest expense	$3,834	$4,308	$9,172	$9,573

Equity in income of joint venture arrangements	(110)	(82)	(127)	(389)

Income before income taxes	$25,185	$24,950	$51,520	$39,665

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

(b)
Includes an $8.5 million and a $2.8 million charge for stucco-related repair costs in certain of our Florida communities taken during the three months ended June 30, 2017 and 2016, respectively, and an $8.5 million and a $4.9 million charge for stucco-related repair costs in certain of our Florida communities taken during the six months ended June 30, 2017 and 2016, respectively (as more fully discussed in Note 6).

The following tables show total assets by segment at June 30, 2017 and December 31, 2016:

	June 30, 2017
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$6,035	$19,272		$4,580	$—	$29,887
Inventory (a)	464,186	582,405		303,066	—	1,349,657
Investments in joint venture arrangements	4,649	10,333		7,895	—	22,877
Other assets	13,301	35,136	(b)	8,546	171,982	228,965
Total assets	$488,171	$647,146		$324,087	$171,982	$1,631,386

	December 31, 2016
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,989	$22,607		$3,260	$—	$29,856
Inventory (a)	399,814	484,038		302,226	—	1,186,078
Investments in joint venture arrangements	10,155	10,630		7,231	—	28,016
Other assets	25,747	35,622	(b)	13,912	229,280	304,561
Total assets	$439,705	$552,897		$326,629	$229,280	$1,548,511

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
As of June 30, 2017, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2021 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$444,998	$11,868	$—	$456,866
Costs and expenses:
Land and housing	—	367,598	—	—	367,598
General and administrative	—	24,915	5,197	—	30,112
Selling	—	30,247	—	—	30,247
Equity in income of joint venture arrangements	—	—	(110)	—	(110)
Interest	—	3,169	665	—	3,834
Total costs and expenses	—	425,929	5,752	—	431,681

Income before income taxes	—	19,069	6,116	—	25,185

Provision for income taxes	—	6,246	1,950	—	8,196

Equity in subsidiaries	16,989	—	—	(16,989)	—

Net income	16,989	12,823	4,166	(16,989)	16,989

Preferred dividends	1,219	—	—	—	1,219

Net income to common shareholders	$15,770	$12,823	$4,166	$(16,989)	$15,770

	Three Months Ended June 30, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$391,297	$9,950	$—	$401,247
Costs and expenses:
Land and housing	—	319,708	—	—	319,708
General and administrative	—	22,085	4,745	—	26,830
Selling	—	25,533	—	—	25,533
Equity in income of joint venture arrangements	—	—	(82)	—	(82)
Interest	—	3,798	510	—	4,308
Total costs and expenses	—	371,124	5,173	—	376,297

Income before income taxes	—	20,173	4,777	—	24,950

Provision for income taxes	—	7,442	1,592	—	9,034

Equity in subsidiaries	15,916	—	—	(15,916)	—

Net income	15,916	12,731	3,185	(15,916)	15,916

Preferred dividends	1,219	—	—	—	1,219

Net income to common shareholders	$14,697	$12,731	$3,185	$(15,916)	$14,697

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended June 30, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$837,671	$26,175	$—	$863,846
Costs and expenses:
Land and housing	—	687,879	—	—	687,879
General and administrative	—	47,375	10,497		57,872
Selling	—	57,530	—	—	57,530
Equity in income of joint venture arrangements	—	—	(127)	—	(127)
Interest	—	7,839	1,333	—	9,172
Total costs and expenses	—	800,623	11,703	—	812,326

Income before income taxes	—	37,048	14,472	—	51,520

Provision for income taxes	—	12,735	4,913	—	17,648

Equity in subsidiaries	33,872	—	—	(33,872)	—

Net income	33,872	24,313	9,559	(33,872)	33,872

Preferred dividends	2,438	—	—	—	2,438

Net income to common shareholders	$31,434	$24,313	$9,559	$(33,872)	$31,434

	Six Months Ended June 30, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$705,614	$20,003	$—	$725,617
Costs and expenses:
Land and housing	—	579,880	—	—	579,880
General and administrative	—	40,387	8,702	—	49,089
Selling	—	47,799	—	—	47,799
Equity in income of joint venture arrangements	—	—	(389)	—	(389)
Interest	—	8,679	894	—	9,573
Total costs and expenses	—	676,745	9,207	—	685,952

Income before income taxes	—	28,869	10,796	—	39,665

Provision for income taxes	—	10,886	3,674	—	14,560

Equity in subsidiaries	25,105	—	—	(25,105)	—

Net income	25,105	17,983	7,122	(25,105)	25,105

Preferred dividends	2,438	—	—	—	2,438

Net income to common shareholders	$22,667	$17,983	$7,122	$(25,105)	$22,667

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$6,095	$23,845	$—	$29,940
Mortgage loans held for sale	—	—	91,986	—	91,986
Inventory	—	1,379,544	—	—	1,379,544
Property and equipment - net	—	21,264	991	—	22,255
Investment in joint venture arrangements	—	14,627	8,250	—	22,877
Deferred income taxes, net of valuation allowances	—	29,971	107	—	30,078
Investment in subsidiaries	694,380	—	—	(694,380)	—
Intercompany assets	437,100	—	—	(437,100)	—
Other assets	1,223	44,030	9,453	—	54,706
TOTAL ASSETS	$1,132,703	$1,495,531	$134,632	$(1,131,480)	$1,631,386

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$112,702	$370	$—	$113,072
Customer deposits	—	29,655	—	—	29,655
Intercompany liabilities	—	430,472	6,628	(437,100)	—
Other liabilities	—	101,238	5,399	—	106,637
Community development district obligations	—	5,875	—	—	5,875
Obligation for consolidated inventory not owned	—	12,263	—	—	12,263
Notes payable bank - homebuilding operations	—	138,000	—	—	138,000
Notes payable bank - financial services operations	—	—	89,518	—	89,518
Notes payable - other	—	3,663	—	—	3,663
Convertible senior subordinated notes due 2017 - net	57,380	—	—	—	57,380
Convertible senior subordinated notes due 2018 - net	85,777	—	—	—	85,777
Senior notes due 2021 - net	296,229	—	—	—	296,229
TOTAL LIABILITIES	439,386	833,868	101,915	(437,100)	938,069

SHAREHOLDERS’ EQUITY	693,317	661,663	32,717	(694,380)	693,317

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,132,703	$1,495,531	$134,632	$(1,131,480)	$1,631,386

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$20,927	$13,514	$—	$34,441
Mortgage loans held for sale	—	—	154,020	—	154,020
Inventory	—	1,215,934	—	—	1,215,934
Property and equipment - net	—	21,242	1,057	—	22,299
Investment in joint venture arrangements	—	12,537	15,479	—	28,016
Deferred income taxes, net of valuation allowances	—	30,767	108	—	30,875
Investment in subsidiaries	666,008	—	—	(666,008)	—
Intercompany assets	424,669	—	—	(424,669)	—
Other assets	1,690	43,809	17,427	—	62,926
TOTAL ASSETS	$1,092,367	$1,345,216	$201,605	$(1,090,677)	$1,548,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$102,663	$549	$—	$103,212
Customer deposits	—	22,156	—	—	22,156
Intercompany liabilities	—	411,196	13,473	(424,669)	—
Other liabilities	—	117,133	6,029	—	123,162
Community development district obligations	—	476	—	—	476
Obligation for consolidated inventory not owned	—	7,528	—	—	7,528
Notes payable bank - homebuilding operations	—	40,300	—	—	40,300
Notes payable bank - financial services operations	—	—	152,895	—	152,895
Notes payable - other	—	6,415	—	—	6,415
Convertible senior subordinated notes due 2017 - net	57,093	—	—	—	57,093
Convertible senior subordinated notes due 2018 - net	85,423	—	—	—	85,423
Senior notes due 2021 - net	295,677	—	—	—	295,677
TOTAL LIABILITIES	438,193	707,867	172,946	(424,669)	894,337

SHAREHOLDERS’ EQUITY	654,174	637,349	28,659	(666,008)	654,174

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,092,367	$1,345,216	$201,605	$(1,090,677)	$1,548,511

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$5,500	$(120,894)	$81,574	$(5,500)	$(39,320)

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,785)	(87)	—	(1,872)
Intercompany investing	(7,854)	—	—	7,854	—
Investments in and advances to joint venture arrangements	—	(2,128)	(3,679)	—	(5,807)
Return of capital from unconsolidated joint ventures	—	—	1,078	—	1,078
Net proceeds from the sale of mortgage servicing rights	—	—	7,558	—	7,558
Net cash (used in) provided by investing activities	(7,854)	(3,913)	4,870	7,854	957

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	289,400	—	—	289,400
Principal repayments of bank borrowings - homebuilding operations	—	(191,700)	—	—	(191,700)
Net repayments of bank borrowings - financial services operations	—	—	(63,377)	—	(63,377)
Principal proceeds from notes payable - other and CDD bond obligations	—	(2,752)	—	—	(2,752)
Proceeds from exercise of stock options	4,792	—	—	—	4,792
Intercompany financing	—	15,027	(7,173)	(7,854)	—
Dividends paid	(2,438)	—	(5,500)	5,500	(2,438)
Debt issue costs	—	—	(63)	—	(63)
Net cash provided by (used in) financing activities	2,354	109,975	(76,113)	(2,354)	33,862

Net (decrease) increase in cash, cash equivalents and restricted cash	—	(14,832)	10,331	—	(4,501)
Cash, cash equivalents and restricted cash balance at beginning of period	—	20,927	13,514	—	34,441
Cash, cash equivalents and restricted cash balance at end of period	$—	$6,095	$23,845	$—	$29,940

	Six Months Ended June 30, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities (1)	$4,938	$2,523	$38,416	$(4,938)	$40,939

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(10,996)	(33)	—	(11,029)
Intercompany Investing	(2,573)	—	—	2,573	—
Investments in and advances to joint venture arrangements	—	(3,525)	(2,257)	—	(5,782)
Net cash (used in) provided by investing activities (1)	(2,573)	(14,521)	(2,290)	2,573	(16,811)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	192,200	—	—	192,200
Principal repayments of bank borrowings - homebuilding operations	—	(166,000)	—	—	(166,000)
Net repayments of bank borrowings - financial services operations	—	—	(30,982)	—	(30,982)
Principal proceeds from notes payable - other and CDD bond obligations	—	111	—	—	111
Intercompany financing	—	15	(5,393)	5,378	—
Dividends paid	(2,438)	—	(4,938)	4,938	(2,438)
Debt issue costs	—	(153)	(40)	—	(193)
Proceeds from exercise of stock options	73	—	—	—	73
Net cash (used in) provided by financing activities	(2,365)	26,173	(41,353)	10,316	(7,229)

Net increase (decrease) in cash, cash equivalents and restricted cash	—	14,175	(5,227)	7,951	16,899
Cash, cash equivalents and restricted cash balance at beginning of period	—	2,896	18,156	(7,951)	13,101
Cash, cash equivalents and restricted cash balance at end of period	$—	$17,071	$12,929	$—	$30,000

(1)
During the fourth quarter of 2016, we elected to early-adopt Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Certain amounts above have been adjusted to apply the new method retrospectively.

NOTE 12. Subsequent Event
On July 18, 2017, the Company entered into an amendment to the Credit Facility (the “Second Amendment”), which, among other things, (a) extended the maturity date of the Credit Facility to July 18, 2021, (b) streamlined the interest rate to be adjusted daily based on one month LIBOR plus a margin of 250 basis points (the margin is subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio), (c) increased the maximum borrowing availability under the facility from $400 million to $475 million, and (d) added a $25 million accordion feature under which the maximum borrowing availability can be increased to up to $500 million, subject to obtaining additional commitments.

The Credit Facility, as amended by the Second Amendment (the “Amended Credit Facility”), contains various representations, warranties and covenants that the Company considers customary for such facilities. Under the terms of the Amended Credit Facility, we are required, among other things, to maintain compliance with various financial covenants, including a minimum consolidated tangible net worth requirement, a maximum leverage ratio and minimum interest coverage requirement. The Second Amendment did not change these or the other financial covenants in the Credit Facility, except that the minimum consolidated tangible net worth requirement was reset to a minimum of $465.2 million (subject to increases over time based on earnings and proceeds from equity offerings after March 31, 2017).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 103,000 homes since we commenced homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)) and, following our acquisition of a privately-held homebuilder in the Minneapolis/St. Paul market in December 2015, we also use the Hans Hagen brand in that market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended June 30, 2017 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K, other than the change described below.
Self-insurance Reserves. Our general liability claims are insured by a third party, subject to a deductible. Effective for home closings occurring on or after July 1, 2017, the Company renewed its general liability insurance coverage which, among other things, changed the structure of our completed operations/construction defect deductible to $10.0 million for the entire company (for closings prior to July 1, 2017, our completed operations/construction defect deductible was $7.5 million for each of our regions) and decreased our third party claims deductible to $250,000 (a decrease from $500,000 for closings prior to July 1, 2017). The Company records a reserve for general liability claims falling below the Company’s deductible. The reserve estimate is based on an actuarial evaluation of our past history of general liability claims, other industry specific factors and specific event analysis.

RESULTS OF OPERATIONS
The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 15 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding reportable segments; and (3) our consolidated financial results.
In accordance with ASC 280, Segment Reporting (“ASC 280”), we have identified each homebuilding division as an operating segment as each homebuilding division engages in business activities from which it earns revenue, primarily from the sale and construction of single-family attached and detached homes, acquisition and development of land, and the occasional sale of lots to third parties. Our financial services operations generate revenue primarily from the origination, sale and servicing of mortgage loans and title services primarily for purchasers of the Company’s homes and are included in our financial services reportable segment. In accordance with the aggregation criteria defined in ASC 280, we have determined our reportable segments are as follows: Midwest homebuilding; Southern homebuilding; Mid-Atlantic homebuilding; and financial services operations.  The homebuilding operating segments included in each reportable segment have been aggregated because they share similar aggregation characteristics as prescribed in ASC 280 in the following regards: (1) long-term economic characteristics; (2) historical and expected future long-term gross margin percentages; (3) housing products, production processes and methods of distribution; and (4) geographical proximity.
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Chicago, Illinois	Orlando, Florida	Charlotte, North Carolina
Cincinnati, Ohio	Sarasota, Florida	Raleigh, North Carolina
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Indianapolis, Indiana	Austin, Texas
Minneapolis/St. Paul, Minnesota	Dallas/Fort Worth, Texas
Houston, Texas
San Antonio, Texas
Overview
During both the second quarter and first half of 2017, we achieved record levels of new contracts, homes delivered, and revenue. Conditions in most of our markets continued to be steady with modest improvement in demand for new homes compared with the same period in 2016, supported by favorable fundamentals, including improved levels of household formation, continued increases in employment, low interest rates, improved consumer confidence and continued mortgage availability, along with a constrained supply of both existing and new homes. These conditions and the continued execution of our strategic business initiatives enabled us to achieve the following improved Company results, in comparison to the second quarter and first half of 2016:

•	New contracts increased 3% to 1,400 and 7% to 2,854, respectively

•	Homes delivered increased 16% to 1,211 homes and 17% to 2,249 homes, respectively

•	Average price of homes delivered increased 1% to $366,000 and 3% to $369,000, respectively

•	Number of homes in backlog at June 30, 2017 increased 6% to 2,409

•	Total sales value in backlog increased 8% to $909.3 million

•	Revenue increased 14% to $456.9 million and 19% to $863.8 million, respectively

Income before income taxes for the second quarter of 2017 increased 1% from $25.0 million in the second quarter of 2016 to $25.2 million in the second quarter of 2017. Income before income taxes for both the second quarter of 2017 and 2016 was unfavorably impacted by an $8.5 million and a $2.8 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6), respectively. Excluding these stucco-related charges for the quarters ended June 30, 2017 and 2016, adjusted income before income taxes increased 22% from $27.7 million in the second quarter of 2016 to $33.7 million in the second quarter of 2017. For the six months ended June 30, 2017, income before income taxes increased 30% from $39.7 million for the first half of 2016 to $51.5 million for the first half of 2017. Income before income taxes for both the six months ended June 30, 2017 and 2016 was unfavorably impacted by an $8.5 million and a $4.9 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6), respectively. Excluding these stucco-related charges in both periods, adjusted income before income taxes increased 35% from $44.6 million in 2016's first half to $60.0 million in 2017's first half.
We believe that our results in in both the second quarter and first half of 2017 were positively impacted by: the generally favorable demand for new homes discussed above; our strategic business initiatives, including investment in new communities; continued

improvement in our mix of communities and better locations within each of our markets; our continued focus on controlling overall costs; and the strong performance of our financial services operations.
The calculations of adjusted income before income taxes and adjusted housing gross margin (referred to below), which we believe provide a clearer measure of the ongoing performance of our business, are described and reconciled to income before income taxes and housing gross margin, the financial measures that are calculated using our GAAP results, below under “Non-GAAP Financial Measures.”

Summary of Company Financial Results
In the second quarter of 2017, we achieved net income to common shareholders of $15.8 million, or $0.55 per diluted share. This compares to net income to common shareholders of $14.7 million, or $0.52 per diluted share, in 2016's second quarter. Net income in each period included $1.2 million in dividend payments made to holders of our Series A Preferred Shares. In the first half of 2017, we achieved net income to common shareholders of $31.4 million, or $1.09 per diluted share. This compares to net income to common shareholders of $22.7 million, or $0.81 per diluted share, in the first half of 2016. Net income in each period included $2.4 million in dividend payments made to holders of our Series A Preferred Shares.
During the quarter ended June 30, 2017, we recorded second quarter record total revenue of $456.9 million, of which $443.1 million was from homes delivered, $1.9 million was from land sales and $11.9 million was from our financial services operations. Revenue from homes delivered increased 17% in 2017's second quarter compared to the same period in 2016 driven primarily by a 16% increase in the number of homes delivered (169 units) and a 1% increase in the average sales price of homes delivered ($4,000 per home delivered). Revenue from land sales decreased $12.2 million from the second quarter of 2016 primarily due to fewer land sales in our Southern region in 2017’s second quarter compared to the prior year. During the first half of 2017, we recorded total revenue of $863.8 million, of which $830.5 million was from homes delivered, $7.1 million was from land sales and $26.2 million was from our financial services operations. Revenue from homes delivered increased 21% during the first half of 2017 compared to the same period in 2016 driven primarily by a 17% increase in the number of homes delivered (331 units) and a 3% increase in the average sales price of homes delivered ($11,000 per home delivered). Revenue from land sales decreased $12.0 million during 2017's first half primarily due to fewer land sales in our Southern region in current year’s first half compared to the prior year. Revenue in our financial services segment increased 19% to $11.9 million and 31% to $26.2 million in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 as a result of increases in the number of loan originations and the volume of loans sold, as well as higher margins on our loans sold in the periods than we experienced in the prior year.
Total gross margin (total revenue less total land and housing costs) increased $7.7 million in the second quarter of 2017 compared to the second quarter of 2016 as a result of a $5.8 million improvement in the gross margin of our homebuilding operations and a $1.9 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $7.0 million as a result of the 16% increase in the number of homes delivered and the 1% increase in the average sales price of homes delivered, partially offset by an $8.5 million charge for additional estimated future stucco-related repair costs in certain of our Florida communities taken during 2017's second quarter (2016's second quarter included a $2.8 million charge for such repairs). Our housing gross margin percentage declined 120 basis points from 18.6% in prior year's second quarter to 17.4% in 2017's second quarter. Exclusive of the stucco-related charges taken in both current and prior year second quarters, our adjusted housing gross margin percentage remained flat at 19.4% in both quarters ended June 30, 2017 and 2016. Our gross margin on land sales (land sale gross margin) declined $1.2 million as a result of fewer third party land sales in the second quarter of 2017 compared to the second quarter of 2016. Total gross margin increased $30.2 million for the six months ended June 30, 2017 compared to the first half of 2016 as a result of a $24.0 million improvement in the gross margin of our homebuilding operations and a $6.2 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin for the first half of 2017, our housing gross margin improved $25.6 million as a result of the 17% increase in the number of homes delivered and the 3% increase in the average sales price of homes delivered, partially offset by the $8.5 million charge in the first half of 2017 for stucco-related repair costs (2016's first half included charges of $4.9 million for such repairs). Our housing gross margin percentage remained flat at 18.0% in both the six months ended June 30, 2017 and 2016. Exclusive of the stucco-related charges taken during the first half ended June 30, 2017 and 2016, our adjusted housing gross margin percentage improved 30 basis points to 19.0% in the first half of 2017 from 18.7%, largely as a result of product mix and the mix of communities delivering homes, partially offset by higher construction and lot costs in 2017's first half compared to 2016's first half. Our gross margin on land sales declined $1.5 million as a result of fewer third party land sales in the first half of 2017 compared to 2016's first half.

We believe the increased new contract volume and higher sales prices on homes delivered during the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 were driven primarily by better pricing leverage in select locations and submarkets and shifts in both product and community mix. In addition, our new contracts benefited from the opening o

f 42 new communities during the first half of 2017, although some of these new communities opened later in the quarter, and thus did not contribute a significant number of sales contracts in the quarter. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. In addition, the timing of new replacement communities opening varies from year to year. As a result, our new contracts and housing gross margin may fluctuate up or down from quarter to quarter depending on the mix of communities delivering homes. The pricing improvements described above were partially offset by higher average lot and construction costs related to homebuilding industry conditions and normal supply and demand dynamics. During the three and six months ended June 30, 2017 and 2016, we were able to pass a portion of the higher construction and lot costs to our homebuyers in the form of higher sales prices. However, we cannot provide any assurance that we will be able to continue to raise prices.
For the three months ended June 30, 2017, selling, general and administrative expense increased $8.0 million, which partially offset the increase in our gross margin discussed above, and increased as a percentage of revenue from 13.1% in the second quarter of 2016 to 13.2% in the second quarter of 2017. Selling expense increased $4.7 million from 2016's second quarter and increased as a percentage of revenue to 6.6% in 2017's second quarter compared to 6.4% for the same period in 2016. Variable selling expense for sales commissions contributed $2.8 million to the increase due to the higher average sales price of homes delivered and higher number of homes delivered. The increase in selling expense was also attributable to a $1.9 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased community count. General and administrative expense increased $3.3 million compared to the second quarter of 2016 but decreased as a percentage of revenue to 6.6% in the second quarter of 2017 compared to 6.7% for the same period in 2016. This dollar increase was primarily due to a $1.9 million increase in compensation expense as a result of an increase in employee count as well as higher incentive compensation due to improved operating results, an $0.8 million increase in land related expenses primarily due to our increased community count, a $0.5 million increase related to start-up costs associated with our new Sarasota division, and increases in other miscellaneous expenses. For the six months ended June 30, 2017, selling, general and administrative expense increased $18.5 million, which partially offset the increase in our gross margin discussed above, and remained flat as a percentage of revenue at 13.4% in both the first half of 2017 and 2016. Selling expense increased $9.7 million from the first half of 2016 and increased as a percentage of revenue to 6.7% in 2017's first six months compared to 6.6% for the same period in 2016. Variable selling expense for sales commissions contributed $6.0 million to the increase due to the higher average sales price of homes delivered and higher number of homes delivered. The increase in selling expense was also attributable to a $3.7 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased community count. General and administrative expense increased $8.8 million compared to the first six months of 2016 but improved as a percentage of revenue to 6.7% in the first half of 2017 from 6.8% in the first half of 2016. This dollar increase was primarily due to a $4.3 million increase in compensation expense as a result of an increase in employee count as well as higher incentive compensation due to improved operating results, a $1.9 million increase in land related expenses primarily due to our increased community count, a $1.0 million increase related to start-up costs associated with our new Sarasota division, a $0.6 million increase in costs associated with new information systems in our financial services operation, and increases in other miscellaneous expenses.
Outlook
We believe that many of our housing markets will experience modest increases in total permits and new homes sales during the remainder of 2017, similar to the improvement in demand for new homes that occurred in 2016 and the first half of 2017, based on continued growth in employment, modest wage growth, low interest rates and improved consumer confidence. We remain focused on increasing our profitability by generating additional revenue and improving overhead operating leverage, continuing to expand our market share, and investing in attractive land opportunities.
We expect to continue to emphasize the following strategic business objectives throughout the remainder of 2017:

•	profitably growing our presence in our existing markets, including opening new communities;

•	reviewing new markets for investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.
Consistent with these objectives, we took a number of steps during the first six months of 2017 for continued improvement in 2017 and beyond, including investing $184.6 million in land acquisitions and $83.3 million in land development to help grow our presence in our existing markets. We currently estimate that we will spend approximately $500 million to $550 million on land purchases and land development in 2017. However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home sales and deliveries and we will adjust our land spending accordingly. We opened 42 communities and closed 33 communities in the first half of 2017, ending 2017's first half with a total of 187 communities compared to 174 communities at June 30, 2016.

Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics will continue in the future.
The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income; and interest expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Revenue:
Midwest homebuilding	$168,469	$152,918	$314,891	$271,088
Southern homebuilding	178,780	148,965	328,145	271,659
Mid-Atlantic homebuilding	97,749	89,415	194,635	162,868
Financial services (a)	11,868	9,949	26,175	20,002
Total revenue	$456,866	$401,247	$863,846	$725,617

Gross margin:
Midwest homebuilding	$33,799	$31,412	$63,020	$52,667
Southern homebuilding (b)	24,865	23,351	51,479	43,964
Mid-Atlantic homebuilding	18,736	16,827	35,293	29,104
Financial services (a)	11,868	9,949	26,175	20,002
Total gross margin (b)	$89,268	$81,539	$175,967	$145,737

Selling, general and administrative expense:
Midwest homebuilding	$15,815	$13,425	$30,177	$24,352
Southern homebuilding	20,156	16,152	38,058	30,335
Mid-Atlantic homebuilding	9,148	9,243	18,452	17,636
Financial services (a)	5,008	4,587	10,085	8,365
Corporate	10,232	8,956	18,630	16,200
Total selling, general and administrative expense	$60,359	$52,363	$115,402	$96,888

Operating income:
Midwest homebuilding	$17,984	$17,987	$32,843	$28,315
Southern homebuilding (b)	4,709	7,199	13,421	13,629
Mid-Atlantic homebuilding	9,588	7,584	16,841	11,468
Financial services (a)	6,860	5,362	16,090	11,637
Less: Corporate selling, general and administrative expense	(10,232)	(8,956)	(18,630)	(16,200)
Total operating income (b)	$28,909	$29,176	$60,565	$48,849

Interest expense:
Midwest homebuilding	$863	$613	$2,240	$1,892
Southern homebuilding	1,791	2,136	4,168	4,330
Mid-Atlantic homebuilding	515	1,049	1,431	2,457
Financial services (a)	665	510	1,333	894
Total interest expense	$3,834	$4,308	$9,172	$9,573

Equity in income of joint venture arrangements	(110)	(82)	(127)	(389)

Income before income taxes	$25,185	$24,950	$51,520	$39,665

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

(b)
Includes an $8.5 million and a $2.8 million charge for stucco-related repair costs in certain of our Florida communities taken during the three months ended June 30, 2017 and 2016, respectively, and an $8.5 million and a $4.9 million charge for stucco-related repair costs in certain of our Florida communities taken during the six months ended June 30, 2017 and 2016, respectively (as more fully discussed in Note 6).

The following tables show total assets by segment at June 30, 2017 and December 31, 2016:

	At June 30, 2017
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$6,035	$19,272		$4,580	$—	$29,887
Inventory (a)	464,186	582,405		303,066	—	1,349,657
Investments in joint venture arrangements	4,649	10,333		7,895	—	22,877
Other assets	13,301	35,136	(b)	8,546	171,982	228,965
Total assets	$488,171	$647,146		$324,087	$171,982	$1,631,386

	At December 31, 2016
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,989	$22,607		$3,260	$—	$29,856
Inventory (a)	399,814	484,038		302,226	—	1,186,078
Investments in joint venture arrangements	10,155	10,630		7,231	—	28,016
Other assets	25,747	35,622	(b)	13,912	229,280	304,561
Total assets	$439,705	$552,897		$326,629	$229,280	$1,548,511

(a)
Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Midwest Region
Homes delivered	437	398	816	720
New contracts, net	531	507	1,087	1,002
Backlog at end of period	1,028	954	1,028	954
Average sales price of homes delivered	$385	$383	$385	$375
Average sales price of homes in backlog	$401	$382	$401	$382
Aggregate sales value of homes in backlog	$412,203	$364,303	$412,203	$364,303
Housing revenue	$168,305	$152,578	$314,101	$269,823
Land sale revenue	$164	$340	$790	$1,265
Operating income homes (a)	$17,955	$17,910	$32,556	$28,002
Operating income land	$29	$77	$287	$313
Number of average active communities	65	69	64	70
Number of active communities, end of period	66	65	66	65
Southern Region
Homes delivered	520	398	939	748
New contracts, net	625	515	1,215	1,007
Backlog at end of period	950	819	950	819
Average sales price of homes delivered	$344	$345	$346	$343
Average sales price of homes in backlog	$347	$352	$347	$352
Aggregate sales value of homes in backlog	$329,940	$288,384	$329,940	$288,384
Housing revenue	$178,779	$137,173	$324,860	$256,867
Land sale revenue	$1	$11,792	$3,285	$14,792
Operating income homes (a) (b)	$4,709	$6,058	$13,310	$12,108
Operating income land	$—	$1,141	$111	$1,521
Number of average active communities	87	69	84	68
Number of active communities, end of period	87	70	87	70
Mid-Atlantic Region
Homes delivered	254	246	494	450
New contracts, net	244	332	552	659
Backlog at end of period	431	508	431	508
Average sales price of homes delivered	$378	$356	$388	$355
Average sales price of homes in backlog	$388	$374	$388	$374
Aggregate sales value of homes in backlog	$167,190	$189,755	$167,190	$189,755
Housing revenue	$96,009	$87,475	$191,590	$159,783
Land sale revenue	$1,740	$1,940	$3,045	$3,085
Operating income homes (a)	$9,475	$7,499	$16,721	$11,270
Operating income land	$113	$85	$120	$198
Number of average active communities	34	40	35	39
Number of active communities, end of period	34	39	34	39
Total Homebuilding Regions
Homes delivered	1,211	1,042	2,249	1,918
New contracts, net	1,400	1,354	2,854	2,668
Backlog at end of period	2,409	2,281	2,409	2,281
Average sales price of homes delivered	$366	$362	$369	$358
Average sales price of homes in backlog	$377	$369	$377	$369
Aggregate sales value of homes in backlog	$909,334	$842,442	$909,334	$842,442
Housing revenue	$443,093	$377,226	$830,551	$686,473
Land sale revenue	$1,905	$14,072	$7,120	$19,142
Operating income homes (a) (b)	$32,139	$31,467	$62,587	$51,380
Operating income land	$142	$1,303	$518	$2,032
Number of average active communities	186	178	183	177
Number of active communities, end of period	187	174	187	174

(a)	Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

(b)
Includes an $8.5 million and a $2.8 million charge for stucco-related repair costs in certain of our Florida communities taken during the three months ended June 30, 2017 and 2016, respectively, and an $8.5 million and a $4.9 million charge for stucco-related repair costs in certain of our Florida communities taken during the six months ended June 30, 2017 and 2016, respectively (as more fully discussed in Note 6).

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Financial Services
Number of loans originated	840	761	1,565	1,365
Value of loans originated	$251,486	$227,561	$468,832	$404,599

Revenue	$11,868	$9,949	$26,175	$20,002
Less: Selling, general and administrative expense	5,008	4,587	10,085	8,365
Interest expense	665	510	1,333	894

Income before income taxes	$6,195	$4,852	$14,757	$10,743

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Midwest	9.5%	12.0%	11.5%	11.4%
Southern	17.0%	17.2%	16.7%	15.7%
Mid-Atlantic	10.9%	11.5%	10.7%	9.0%

Total cancellation rate	13.3%	13.9%	13.6%	12.5%

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
Adjusted housing gross margin and adjusted income before income taxes are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Housing revenue	$443,093	$377,226	$830,551	$686,473
Housing cost of sales	365,835	306,939	681,277	562,769

Housing gross margin	77,258	70,287	149,274	123,704
Add: Stucco-related charges (a)	8,500	2,754	8,500	4,909

Adjusted housing gross margin	$85,758	$73,041	$157,774	$128,613

Housing gross margin percentage	17.4%	18.6%	18.0%	18.0%
Adjusted housing gross margin percentage	19.4%	19.4%	19.0%	18.7%

Income before income taxes	$25,185	$24,950	$51,520	$39,665
Add: Stucco-related charges (a)	8,500	2,754	8,500	4,909

Adjusted income before income taxes	$33,685	$27,704	$60,020	$44,574

(a)	Represents warranty charges for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6).
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
Year Over Year Comparison
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
The calculation of adjusted housing gross margin (referred to below), which we believe provides a clearer measure of the ongoing performance of our business, is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Segment Non-GAAP Financial Measures.”

Midwest Region. During the three months ended June 30, 2017, homebuilding revenue in our Midwest region increased $15.6 million, from $152.9 million in the second quarter of 2016 to $168.5 million in the second quarter of 2017. This 10% increase in homebuilding revenue was the result of a 10% increase in the number of homes delivered (39 units) and a 1% increase in the average sales price of homes delivered ($2,000 per home delivered). Operating income in our Midwest region remained flat at $18.0 million during the three months ended June 30, 2017, the same as prior year’s second quarter. With respect to our homebuilding gross margin, our housing gross margin improved $2.4 million, due to the 10% increase in the number of homes delivered and the 1% increase in the average sales price of homes delivered noted above. Our housing gross margin percentage declined 40 basis points to 20.1% in the second quarter of 2017 compared to 20.5% in the prior year’s second quarter primarily due to a change in product type and market mix. Our housing gross margin for 2016's second quarter was unfavorably impacted by a $0.4 million charge for purchase accounting adjustments from our 2015 Minneapolis/St. Paul acquisition. Exclusive of this charge, our adjusted housing gross margin percentage declined 70 basis points from 20.8% in last year’s second quarter. Our land sale gross margin remained flat compared to the prior year.

Selling, general and administrative expense increased $2.4 million, from $13.4 million for the quarter ended June 30, 2016 to $15.8 million for the quarter ended June 30, 2017, and increased as a percentage of revenue to 9.4% from 8.8% in 2016's second quarter. The increase in selling, general and administrative expense was attributable, in part, to a $1.9 million increase in selling expense due to (1) a $0.8 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered and (2) a $1.1 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models. The increase in selling, general and administrative expense was also attributable to a $0.5 million increase in general and administrative expense, which was primarily related to a $0.3 million increase in compensation expense and a $0.2 million increase in land related expenses.
During the three months ended June 30, 2017, we experienced a 5% increase in new contracts in our Midwest region, from 507 in the second quarter of 2016 to 531 in the second quarter of 2017, and an 8% increase in backlog from 954 homes at June 30, 2016 to 1,028 homes at June 30, 2017. The increases in new contracts and backlog were primarily due to improving demand, offset partially by a lower average number of communities during the period. Average sales price in backlog increased to $401,000 at June 30, 2017 compared to $382,000 at June 30, 2016 which was due to higher-end product offerings during the second quarter of 2017 compared to those products offered during the same period last year. During the three months ended June 30, 2017, we opened six new communities in our Midwest region compared to three during 2016's second quarter. Our monthly absorption rate in our Midwest region increased to 2.7 per community in the second quarter of 2017 from 2.5 per community in the second quarter of 2016.
Southern Region. During the three months ended June 30, 2017, homebuilding revenue in our Southern region increased $29.8 million, from $149.0 million in the second quarter of 2016 to $178.8 million in the second quarter of 2017. This 20% increase in homebuilding revenue was the result of a 31% increase in the number of homes delivered (122 units), offset partially by an $11.8 million decrease in land sale revenue. Operating income in our Southern region decreased $2.5 million from $7.2 million in the second quarter of 2016 to $4.7 million during the quarter ended June 30, 2017. This decrease in operating income was the result of a $4.0 million increase in selling, general, and administrative expense partially offset by a $1.5 million improvement in our gross margin. With respect to our homebuilding gross margin, our housing gross margin improved $2.7 million, due primarily to the 31% increase in the number of homes delivered noted above, partially offset by an $8.5 million charge for stucco-related repair costs in certain of our Florida communities during 2017's second quarter (as more fully discussed in Note 6). 2016's second quarter included a $2.8 million charge for such repairs. Our housing gross margin percentage declined from 16.2% in prior year’s second quarter to 13.9% in the second quarter of 2017. Exclusive of the stucco-related charges in both the second quarter of 2017 and 2016, our adjusted housing gross margin percentage improved 50 basis points from 18.2% to 18.7% largely due to the mix of communities delivering homes and a more favorable product mix. Our land sale gross margin declined $1.1 million as a result of more land sales in the second quarter of 2017 compared to the same period in 2016.
Selling, general and administrative expense increased $4.0 million from $16.2 million in the second quarter of 2016 to $20.2 million in the second quarter of 2017 and increased as a percentage of revenue to 11.3% from 10.8% in the second quarter of 2016. The increase in selling, general and administrative expense was attributable, in part, to a $2.6 million increase in selling expense due to (1) a $1.8 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and (2) a $0.8 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $1.4 million increase in general and administrative expense, which was primarily related to a $0.8 million increase in land related expenses, a $0.5 million increase related to start-up costs associated with our new Sarasota division, and a $0.1 million increase in compensation expense.
During the three months ended June 30, 2017, we experienced a 21% increase in new contracts in our Southern region, from 515 in the second quarter of 2016 to 625 for the second quarter of 2017, and a 16% increase in backlog from 819 homes at June 30, 2016 to 950 homes at June 30, 2017. The increases in new contracts and backlog were primarily due to an increase in our average number of communities during the period, along with a modest improvement in demand in our Florida markets. Average sales price in backlog decreased, however, to $347,000 at June 30, 2017 from $352,000 at June 30, 2016 due to a change in product type and market mix. During the three months ended June 30, 2017, we opened nine communities in our Southern region compared to seven during 2016's second quarter. Our monthly absorption rate in our Southern region declined to 2.4 per community in the second quarter of 2017 from 2.5 per community in the second quarter of 2016.
Mid-Atlantic Region. During the three month period ended June 30, 2017, homebuilding revenue in our Mid-Atlantic region increased $8.3 million from $89.4 million in the second quarter of 2016 to $97.7 million in the second quarter of 2017. This 9% increase in homebuilding revenue was the result of a 3% increase in the number of homes delivered (8 units) and a 6% increase in the average sales price of homes delivered ($22,000 per home delivered). Operating income in our Mid-Atlantic region increased $2.0 million, from $7.6 million in the second quarter of 2016 to $9.6 million during the quarter ended June 30, 2017. This improvement in operating income was primarily the result of a $1.9 million increase in our gross margin as well as a $0.1 million decrease in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $1.9 million, due to the 3% increase in the number of homes delivered and the 6% increase in the average sales price of homes delivered noted above in addition to an improvement in housing gross margin percentage. Our housing gross margin percentage improved by 20 basis points from 19.2% in last year’s second quarter to 19.4% in the second quarter of 2017 due to the mix of homes delivered. Our land sale gross margin remained flat during the second quarter of 2017 compared to prior year.
Selling, general and administrative expense decreased $0.1 million from $9.2 million in the second quarter of 2016 to $9.1 million in the second quarter of 2017 and declined as a percentage of revenue to 9.4% compared to 10.3% for the second quarter of 2016. The decrease in selling, general and administrative expense was primarily due to a decrease in general and administrative expense, which was primarily related to a decrease in incentive compensation related expenses, offset partially by an increase in variable selling expenses primarily as a result of increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered.
During the three months ended June 30, 2017, we experienced a 27% decrease in new contracts in our Mid-Atlantic region, from 332 in the second quarter of 2016 to 244 for the second quarter of 2017, and a 15% decrease in the number of homes in backlog from 508 homes at June 30, 2016 to 431 homes at June 30, 2017. The decreases in new contracts and backlog were primarily due to a decrease in the average number of active communities during the period compared to the prior year, partly as a result of the timing of opening new communities later in the quarter in 2017. Average sales price of homes in backlog increased from $374,000 at June 30, 2016 to $388,000 at June 30, 2017. During the three months ended June 30, 2017, we opened three communities in our Mid-Atlantic region compared to not opening any new communities during the second quarter of 2016. Our monthly absorption rate in our Mid-Atlantic region declined to 2.4 per community in the second quarter of 2017 from 2.8 per community in the second quarter of 2016.
Financial Services. Revenue from our mortgage and title operations increased $2.0 million (20%) from $9.9 million in the second quarter of 2016 to $11.9 million in the second quarter of 2017 as a result of a 10% increase in the number of loan originations, from 761 in the second quarter of 2016 to 840 in the second quarter of 2017, and an increase in the volume of loans sold. Our average loan amount remained flat at $299,000 in both the quarters ended June 30, 2017 and 2016. We also experienced higher margins on loans sold in the period than we experienced in prior year.
We ended our second quarter of 2017 with a $1.5 million increase in operating income compared to 2016's second quarter, which was primarily due to the increase in our revenue discussed above, offset, in part, by a $0.4 million increase in selling, general and administrative expense compared to the second quarter of 2016, which was attributable primarily to an increase in compensation expense.
At June 30, 2017, M/I Financial provided financing services in all of our markets. Approximately 80% of our homes delivered during the second quarter of 2017 were financed through M/I Financial, compared to 83% in the same period in 2016. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $1.2 million, from $9.0 million for the second quarter of 2016 to $10.2 million for the second quarter of 2017. The increase was primarily due to an increase in compensation expense related to our improved operating results.
Interest Expense - Net. Interest expense for the Company decreased $0.5 million from $4.3 million for the three months ended June 30, 2016 to $3.8 million for the three months ended June 30, 2017. This decrease was primarily the result of higher capitalized interest related to our increased land development during the second quarter of 2017 compared to prior year. Partially offsetting this impact was a slight increase in our weighted average borrowing rate from 5.68% in the second quarter of 2016 to 5.70% for second quarter of 2017 in addition to an increase in our weighted average borrowings from $616.2 million in 2016's second quarter to $649.0 million in 2017's second quarter. The increase in our weighted average borrowing rate and our weighted average borrowings primarily related to increased borrowing under our Credit Facility (as defined below) at June 30, 2017 compared to June 30, 2016.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures represent our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During the three months ended June 30, 2017 and 2016, the Company earned $0.1 million and less than $0.1 million in equity in income from unconsolidated joint ventures.
Income Taxes. Our overall effective tax rate was 32.5% for the three months ended June 30, 2017 and 36.2% for the same period in 2016. The decline in the effective rate from the three months ended June 30, 2016 was primarily attributable to an increase in the estimated impact of annual tax benefits expected for the domestic production activities deduction which was limited in 2016 due to our then NOL federal carryforward position and the recognition of excess tax benefits from employee share-based payment transactions during the second quarter of 2017 per ASU 2016-09.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Midwest Region. During the first half of 2017, homebuilding revenue in our Midwest region increased $43.8 million, from $271.1 million in the first six months of 2016 to $314.9 million in the first six months of 2017. This 16% increase in homebuilding revenue was the result of a 13% increase in the number of homes delivered (96 units) and a 3% increase in the average sales price of homes delivered ($10,000 per home delivered), offset partially by a $0.5 million decrease in land sale revenue. Operating income in our Midwest region increased $4.5 million, from $28.3 million during the first half of 2016 to $32.8 million during the six months ended June 30, 2017. The increase in operating income was primarily the result of a $10.4 million increase in our gross margin, offset, in part, by a $5.8 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $10.4 million, due to the 13% increase in the number of homes delivered and the 3% increase in the average sales price of homes delivered noted above. Our housing gross margin percentage improved 60 basis points from 19.4% in prior year's first half to 20.0% for the same period in 2017 primarily due to a change in product type and market mix. Our housing gross margin for 2016’s first half was unfavorably impacted by a $1.1 million charge for purchase accounting adjustments from our 2015 Minneapolis/St. Paul acquisition. Exclusive of this charge, our adjusted housing gross margin percentage improved 20 basis points from 19.8% in last year’s first half. Our land sale gross margin remained flat compared to the prior year.

Selling, general and administrative expense increased $5.8 million, from $24.4 million for the six months ended June 30, 2016 to $30.2 million for the six months ended June 30, 2017, and increased as a percentage of revenue to 9.6% compared to 9.0% for the same period in 2016. The increase in selling, general and administrative expense was attributable, in part, to a $3.9 million increase in selling expense due to (1) a $2.3 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered, and (2) a $1.6 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models. The increase in selling, general and administrative expense was also attributable to a $1.9 million increase in general and administrative expense, which was primarily related to a $0.7 million increase in compensation expense, a $0.5 million increase in land-related expenses, a $0.2 million increase in architectural expenses, and $0.5 million increase in other miscellaneous expenses.
During the six months ended June 30, 2017, we experienced an 8% increase in new contracts in our Midwest region, from 1,002 in the six months ended June 30, 2016 to 1,087 in the first half of 2017, and an 8% increase in backlog from 954 homes at June 30, 2016 to 1,028 homes at June 30, 2017. The increases in new contracts and backlog were primarily due to improving demand, offset partially by a lower average number of communities during the period. Average sales price in backlog increased to $401,000 at June 30, 2017 compared to $382,000 at June 30, 2016 which was primarily due to higher-end product offerings in 2017’s first half compared to those products offered during the same period last year. During the six months ended June 30, 2017, we opened 17 new communities in our Midwest region compared to four during 2016's first half. Our monthly absorption rate in our Midwest region increased to 2.9 per community in the first half of 2017 from 2.4 per community in the first half of 2016.
Southern Region. During the six months ended June 30, 2017, homebuilding revenue in our Southern region increased $56.4 million, from $271.7 million in the first half of 2016 to $328.1 million in the first half of 2017. This 21% increase in homebuilding revenue was the result of a 26% increase in the number of homes delivered (191 units) and a 1% increase in the average sales price of homes delivered ($3,000 per home delivered), partially offset by a $11.5 million decrease in land sale revenue. Operating income in our Southern region decreased $0.2 million from $13.6 million in the first half of 2016 to $13.4 million during the six months ended June 30, 2017. This decrease in operating income was the result of a $7.5 million improvement in our gross margin offset by a $7.8 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $8.9 million, due primarily to the 26% increase in the number of homes delivered and the 1% increase in the average sales price of homes delivered noted above, partially offset by an $8.5 million charge for stucco-related repair costs in certain of our Florida communities during 2017's first half (as more fully discussed in Note 6). 2016's first half included charges of $4.9 million for such repairs. Our housing gross margin percentage declined from 16.5% in prior year's first half to 15.8% for the same period in 2016. Exclusive of the stucco-related charges in both the first half of 2017 and 2016, our adjusted housing gross margin percentage remained flat at 18.4% in both periods largely due to the mix of communities delivering homes and higher construction and lot costs in 2017 when compared to the first half of 2016. Our land sale gross margin declined $1.4 million as a result of fewer strategic land sales in the first half of 2017 compared to the same period in 2016.
Selling, general and administrative expense increased $7.8 million from $30.3 million in the first half of 2016 to $38.1 million in the first half of 2017 and increased as a percentage of revenue to 11.6% compared to 11.2% for the first half of 2016. The increase in selling, general and administrative expense was attributable, in part, to a $4.9 million increase in selling expense due to (1) a $2.8 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and higher average sales price of homes delivered, and (2) a $2.1 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $2.9 million increase in general and administrative expense, which was primarily related to a $1.4 million increase in land related expenses, a $1.1 million increase in compensation related expense, $0.5 million of which related to our new Sarasota division, and a $0.4 million increase related to other costs associated with our new Sarasota division.
During the six months ended June 30, 2017, we experienced a 21% increase in new contracts in our Southern region, from 1,007 in the six months ended June 30, 2016 to 1,215 in the first half of 2017, and a 16% increase in backlog from 819 homes at June 30, 2016 to 950 homes at June 30, 2017. The increases in new contracts and backlog were primarily due to an increase in our average number of communities during the period, along with a modest improvement in demand in our Florida markets as well as continued growth in our Texas operations in the first half of 2017 compared to the first half of 2016. Average sales price in backlog decreased, however, to $347,000 at June 30, 2017 from $352,000 at June 30, 2016 due to a change in product type and market mix. During the six months ended June 30, 2017, we opened 20 communities in our Southern region compared to 13 during 2016's first half. Our monthly absorption rate in our Southern region declined to 2.4 per community in the first half of 2017 from 2.5 per community in the first half of 2016.
Mid-Atlantic Region. During the six months ended June 30, 2017, homebuilding revenue in our Mid-Atlantic region increased $31.7 million from $162.9 million in the first half of 2016 to $194.6 million in 2017's first half. This 19% increase in homebuilding revenue was the result of a 9% increase in the average sales price of homes delivered ($33,000 per home delivered) and a 10% increase in the number of homes delivered (44 units). Operating income in our Mid-Atlantic region increased $5.3 million, from $11.5 million in 2016's first half to $16.8 million during the first six months of 2017. This increase in operating income was primarily the result of a $6.2 million increase in our gross margin, partially offset by a $0.9 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $6.3 million, due to the 9% increase in the average sales price of homes delivered and the 10% increase in the number of homes delivered noted above. Our housing gross margin percentage improved by 30 basis points from 18.1% in prior year's first half to 18.4% in 2017's first half due to the mix of homes delivered. Our land sale gross margin declined $0.1 million in the first half of 2017 compared to the same period in 2016 due to lower profits on land sales in the current year compared to the prior year.
Selling, general and administrative expense increased $0.9 million from $17.6 million in the first half of 2016 to $18.5 million in 2017's first half but declined as a percentage of revenue to 9.5% compared to 10.8% for 2016's first half. The increase in selling, general and administrative expense was primarily attributable to an increase in selling expense primarily due to an increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered.
During the six-month period ended June 30, 2017, we experienced a 16% decrease in new contracts in our Mid-Atlantic region, from 659 in the first half of 2016 to 552 in the first six months of 2017, and a 15% decrease in the number of homes in backlog from 508 homes at June 30, 2016 to 431 homes at June 30, 2017. The decreases in new contracts and backlog were primarily due to a decrease in the average number of active communities during the period compared to the prior year, partly as a result of the timing of opening new communities later in the six-month period in 2017. Average sales price of homes in backlog increased from $374,000 at June 30, 2016 to $388,000 at June 30, 2017. During the first half of 2017, we opened five communities in our Mid-Atlantic region compared to six during 2016's first half. Our monthly absorption rate in our Mid-Atlantic region decreased to 2.6 per community in the first six months of 2017 from 2.8 per community in the first half of 2016.
Financial Services. Revenue from our mortgage and title operations increased $6.2 million (31%) from $20.0 million in the first half of 2016 to $26.2 million in the first half of 2017 as a result of a 15% increase in the number of loan originations, from 1,365 in the first half of 2016 to 1,565 in the first half of 2017, and a 1% increase in the average loan amount from $296,000 in the six months ended June 30, 2016 to $300,000 in the six months ended June 30, 2017. We also experienced an increase in the volume of loans sold, a gain from the sale of a portion of our servicing portfolio during the first quarter of 2017, and higher margins on loans sold in the period than we experienced in prior year.

Our financial service operations ended the first half of 2017 with a $4.5 million increase in operating income compared to the first half of 2016, which was primarily due to the increase in our revenue discussed above, offset, in part, by a $1.7 million increase in selling, general and administrative expense compared to 2016's first half, which was primarily attributable to a $1.0 million increase in compensation expense, a $0.4 million increase in computer costs related to our investment in new information systems, and a $0.3 million increase in other miscellaneous expenses.
At June 30, 2017, M/I Financial provided financing services in all of our markets. Approximately 80% of our homes delivered during the first half of 2017 were financed through M/I Financial, compared to 82% in the same period in 2016. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.

Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $2.4 million, from $16.2 million for the six months ended June 30, 2016 to $18.6 million for the six months ended June 30, 2017. The increase was primarily due to a $1.8 million increase in compensation expense, a $0.2 million increase related to costs associated with new information systems, and a $0.4 million increase in other miscellaneous expenses.
Interest Expense - Net. Interest expense for the Company decreased $0.4 million, from $9.6 million in the six months ended June 30, 2016 to $9.2 million in the six months ended June 30, 2017. This decrease was primarily the result of a decline in our weighted average borrowing rate from 5.79% in the first half of 2016 to 5.73% for 2017's first half which was primarily due to the lower interest rate payable on our Credit Facility borrowings in addition to higher capitalized interest related to our increased land development during the first half of 2017 compared to prior year. Partially offsetting this decrease was an increase in our weighted average borrowings from $612.5 million in the first half of 2016 to $640.8 million in the first half of 2017. The increase in our weighted average borrowings primarily related to increased borrowings under our Credit Facility during 2017's first half compared to 2016's first half.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures represent our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During the six months ended June 30, 2017 and 2016, the Company earned $0.1 million and $0.4 million in equity in income from unconsolidated joint ventures, respectively.
Income Taxes. Our overall effective tax rate was 34.3% for the six months ended June 30, 2017 and 36.7% for the same period in 2016. The effective rate decline for the six months ended June 30, 2017 was primarily attributable to an increase in the estimated impact of annual tax benefits expected for the domestic production activities deduction which was limited in 2016 due to our then NOL federal carryforward position and the recognition of excess tax benefits from employee share-based payment transactions during the first half of 2017 per ASU 2016-09.
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
Adjusted housing gross margin for our Midwest and Southern regions is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Midwest region:
Housing revenue	$168,305	$152,578	$314,101	$269,823
Housing cost of sales	134,535	121,243	251,368	217,469

Housing gross margin	33,770	31,335	62,733	52,354
Add: Purchase accounting adjustments (a)	—	381	—	1,081

Adjusted housing gross margin	$33,770	$31,716	$62,733	$53,435

Housing gross margin percentage	20.1%	20.5%	20.0%	19.4%
Adjusted housing gross margin percentage	20.1%	20.8%	20.0%	19.8%

Southern region:
Housing revenue	$178,779	$137,173	$324,860	$256,867
Housing cost of sales	153,914	114,963	273,492	214,423

Housing gross margin	24,865	22,210	51,368	42,444
Add: Stucco-related charges (b)	8,500	2,754	8,500	4,909

Adjusted housing gross margin	$33,365	$24,964	$59,868	$47,353

Housing gross margin percentage	13.9%	16.2%	15.8%	16.5%
Adjusted housing gross margin percentage	18.7%	18.2%	18.4%	18.4%

(a)	Represents purchase accounting adjustments from our 2015 Minneapolis/St. Paul acquisition.

(b)
Represents warranty charges for stucco-related repair costs in certain of our Florida communities taken during the three and six months ended June 30, 2017 and 2016. With respect to this matter, during the quarter ended June 30, 2017, we identified 243 additional homes in need of repair and completed repairs on 159 homes, and, at June 30, 2017, we have 359 homes in various stages of repair.  See Note 6 for further information.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At June 30, 2017, we had $29.9 million of cash, cash equivalents and restricted cash, with $29.1 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $4.3 million decrease in unrestricted cash and cash equivalents from December 31, 2016. Our principal uses of cash for the six months ended June 30, 2017 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, and short-term working capital and debt service requirements, including the repayment of amounts outstanding under our credit facilities. In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans and the sale of mortgage servicing rights, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
We are actively acquiring and developing lots in our markets to replenish and grow our lot supply and active community count. We expect to continue to expand our business based on the anticipated level of demand for new homes in our markets. During the first half of 2017, we delivered 2,249 homes, started 2,818 homes, and spent $184.6 million on land purchases and $83.3 million on land development. Based upon our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $500 million to $550 million on land purchases and land development during 2017, including the $267.9 million spent during the first six months of 2017.
We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to these land option agreements, as of June 30, 2017, we had purchase agreements to acquire $654.7 million of land and lots during the remainder of 2017 through 2028.
Land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home deliveries and adjust our land spending accordingly.
Operating Cash Flow Activities. During the six-month period ended June 30, 2017, we used $39.3 million of cash in operating activities, compared to $40.9 million of cash provided by operating activities during the first half of 2016. The cash used in operating activities in the first half of 2017 was primarily a result of a $146.2 million increase in inventory and a decrease in accrued compensation of $13.4 million, offset partially by net income of $33.9 million, along with $66.4 million of proceeds from the sale of mortgage loans net of mortgage loan originations and an increase in accounts payable, other assets and customer deposits totaling $19.3 million. The $40.9 million of cash provided by operating activities in the first half of 2016 was primarily a result of net income and deferred tax expense totaling $38.9 million, along with $28.8 million of proceeds from the sale of mortgage loans net of mortgage loan originations and an increase in accounts payable of $18.8 million, offset partially by a $46.9 million increase in inventory.

Investing Cash Flow Activities. During the first half of 2017, we generated $1.0 million of cash from investing activities, compared to $16.8 million of cash used in investing activities during the first half of 2016. This decrease in cash used was primarily due to our purchase of an airplane during the first quarter of 2016, in addition to proceeds received related to the sale of mortgage servicing rights of $7.6 million that occurred during the first half of 2017.

Financing Cash Flow Activities. During the six months ended June 30, 2017, we generated $33.9 million of cash from financing activities, compared to using $7.2 million of cash during the first six months of 2016. The $41.1 million increase in cash generated by financing activities was primarily due to increased net borrowings under our Credit Facility during the period.
At June 30, 2017 and December 31, 2016, our ratio of homebuilding debt to capital was 46% and 43%, respectively, calculated as the carrying value of our outstanding homebuilding debt divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. The increase compared to December 31, 2016 was due to a higher amount of homebuilding debt outstanding partially offset by an increase in shareholders’ equity at June 30, 2017. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
The Company is a party to three primary credit agreements: (1) a $475 million unsecured revolving credit facility, as amended, with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries; (2) a $125 million (increased to $150 million during certain periods of expected increases in the volume of mortgage originations, specifically from September 25, 2017 to October 16, 2017 and from December 15, 2017 to February 2, 2018) secured mortgage warehousing agreement, as amended on June 23, 2017, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $35 million mortgage repurchase agreement, dated November 3, 2015, as most recently amended on May 16, 2017, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”). For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the “Credit Facility” refers to the unsecured revolving credit facility dated July 18, 2013, as amended by a First Amendment dated October 20, 2014, and the “Amended Credit Facility” refers to the Credit Facility, as further amended by a Second Amendment dated July 18, 2017.
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of June 30, 2017:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	10/20/2018	$138,000	$220,673
Notes payable – financial services (b)	(b)	$89,518	$907

(a)
The available amount under the Credit Facility was computed in accordance with a borrowing base, which was calculated by applying various advance rates for different categories of inventory and totaled $646.8 million of availability for additional senior debt at June 30, 2017. As a result, the full $400 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $138.0 million borrowings and $41.3 million of letters of credit outstanding at June 30, 2017, leaving $220.7 million available. The Amended Credit Facility has an expiration date of July 18, 2021.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements as of June 30, 2017 was $160 million. The MIF Mortgage Warehousing Agreement has an expiration date of June 22, 2018 and the MIF Mortgage Repurchase Facility has an expiration date of October 30, 2017.

Notes Payable - Homebuilding.

Homebuilding Credit Facility. The Amended Credit Facility provides for an aggregate commitment amount of $475 million, including a $125 million sub-facility for letters of credit. In addition, the Amended Credit Facility has an accordion feature under which the Company may increase the aggregate commitment amount up to $500 million, subject to certain conditions, including obtaining additional commitments from existing or new lenders. The Amended Credit Facility matures on July 18, 2021. Interest on amounts borrowed under the Amended Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of the one month LIBOR rate plus a margin of 250 basis points. The margin is subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio.

Borrowings under the Amended Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Amended Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $465.2 million (subject to increase over time based on earnings and proceeds from equity offerings after March 31, 2017), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Amended Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures. At closing of the Amended Credit Facility on July 18, 2017, we were in compliance with all closing conditions including all covenants. For more information regarding the terms of the Amended Credit Facility, refer to Note 12 of our Unaudited Condensed Consolidated Financial Statements.
The Company’s obligations under the Amended Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 11), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries. The guarantors for the Credit Facility are the same subsidiaries that guarantee our $300.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Senior Notes”), our $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the

“2017 Convertible Senior Subordinated Notes”), and our $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”).
As of June 30, 2017, the Company was in compliance with all covenants of the Credit Facility, including financial covenants.

Homebuilding Letter of Credit Facility. As of June 30, 2017, the Company was a party to one secured credit agreement for the issuance of letters of credit outside of the Credit Facility (the “Letter of Credit Facility”), with a maturity date of September 30, 2017, which allows for the issuance of letters of credit up to a total of $2.0 million. Under the terms of the Letter of Credit Facility, letters of credit can be issued for maximum terms ranging from one year up to three years. The Letter of Credit Facility contains a cash collateral requirement of 101%. Upon maturity or the earlier termination of the Letter of Credit Facility, letters of credit that have been issued under the Letter of Credit Facility remain outstanding with cash collateral in place through the expiration date.

As of June 30, 2017, there was a total of $0.6 million of letters of credit issued under the Letter of Credit Facility, which was collateralized with $0.6 million of restricted cash.

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The Agreement provides a maximum borrowing availability of $125 million. In June 2017, the Company entered into an amendment to the MIF Mortgage Warehousing Agreement, which, among other things, extended the expiration date to June 22, 2018 and adjusted the interest rate to a per annum rate equal to the greater of (1) the floating LIBOR rate plus a spread of 237.5 basis points and (2) 2.75%. The LIBOR rate spread had previously been 250 basis points. The amendment also allows the maximum borrowing availability to be increased to $150 million during certain periods of expected increases in the volume of mortgage originations, specifically from September 25, 2017 to October 16, 2017 and from December 15, 2017 to February 2, 2018.
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
As of June 30, 2017, there was $60.1 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of June 30, 2017:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.1 to 1.0
Liquidity	≥	$6.25	$20.9
Adjusted Net Income	>	$0.0	$12.5
Tangible Net Worth	≥	$12.5	$24.4
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. In May 2017, the MIF Repurchase Facility was amended to increase the maximum borrowing availability from $15 million to $35 million. The MIF Mortgage Repurchase Facility expires on October 30, 2017. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of June 30, 2017, there was $29.4 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants as of June 30, 2017.

Senior Notes and Convertible Senior Subordinated Notes.

6.75% Senior Notes. In December 2015, the Company issued $300 million aggregate principal amount of 6.75% Senior Notes due 2021. The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of June 30, 2017, the Company was in compliance with all terms, conditions, and covenants under the indenture. See Note 7 for more information regarding the 2021 Senior Notes.

3.0% Convertible Senior Subordinated Notes. In March 2013, the Company issued $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018. The conversion rate initially equals 30.9478 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018.  We will consider various alternatives for refinancing the 2018 Convertible Senior Subordinated Notes on or prior to their maturity date, including the issuance of debt and/or equity securities and other transactions and sources of capital. The timing and nature of such transactions, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.  To the extent that any of the 2018 Convertible Senior Subordinated Notes remain outstanding at maturity and are not converted into our common shares, we expect to pay the principal amount of such outstanding notes (plus any accrued and unpaid interest that is due and payable) on the maturity date in accordance with the terms of the indenture from amounts available under our Amended Credit Facility, the proceeds of any issuance of our debt and/or equity securities and/or other sources of capital. See Note 7 for more information regarding the 2018 Convertible Senior Subordinated Notes.

3.25% Convertible Senior Subordinated Notes. In September 2012, the Company issued $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share which equates to approximately 2.4 million common shares. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. Because the current trading price of our common shares is above the conversion price, we currently expect that the holders of the 2017 Convertible Senior Subordinated Notes will convert them into common shares. However, to the extent that any of the 2017 Convertible Senior Subordinated Notes remain outstanding at maturity and are not converted into our common shares, we expect to pay the principal amount of such outstanding notes (plus any accrued and unpaid interest that is due and payable) on the maturity date in accordance with the terms of the indenture from amounts available under our Amended Credit Facility, the proceeds of any issuance of our debt and/or equity securities and/or other sources of capital. See Note 7 for more information regarding the 2017 Convertible Senior Subordinated Notes.

Weighted Average Borrowings. For the three months ended June 30, 2017 and 2016, our weighted average borrowings outstanding were $649.0 million and $616.2 million, respectively, with a weighted average interest rate of 5.70% and 5.68%, respectively. The increase in our weighted average borrowings related to an increase in borrowings under the Credit Facility during the second quarter of 2017 compared to the second quarter of 2016.

At June 30, 2017, there was $138.0 million outstanding under the Credit Facility. During the six months ended June 30, 2017, the average daily amount outstanding under the Credit Facility was $122.4 million and the maximum amount outstanding under the Credit Facility was $170.6 million. Based on our current anticipated spending on home construction, land acquisition and development in 2017, offset by expected cash receipts from home deliveries, we expect to continue to borrow under the Amended Credit Facility during 2017, with an estimated peak amount outstanding not expected to exceed $250 million. The actual amount borrowed during 2017 (and the peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company and any repayments or redemptions of outstanding debt.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $41.3 million of letters of credit issued and outstanding under the Credit Facility at June 30, 2017. During the six months ended June 30, 2017, the average daily amount of letters of credit outstanding under the Credit Facility was $37.2 million and the maximum amount of letters of credit outstanding under the Credit Facility was $41.8 million.

At June 30, 2017, M/I Financial had $60.1 million outstanding under the MIF Mortgage Warehousing Agreement.  During the six months ended June 30, 2017, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $58.8 million and the maximum amount outstanding was $120.1 million, which occurred during January, while the “seasonal increase” provision was in effect and the maximum borrowing availability was $150.0 million.

At June 30, 2017, M/I Financial had $29.4 million outstanding under the MIF Mortgage Repurchase Facility.  During the six months ended June 30, 2017, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $10.8 million and the maximum amount outstanding was $33.2 million, which occurred during January, while the “seasonal increase” provision was in effect and the maximum borrowing availability was $35.0 million.
Preferred Shares. At June 30, 2017, we had 2,000,000 depositary shares, each representing 1/1000th of a Series A Preferred Share, or 2,000 Series A Preferred Shares in the aggregate, outstanding. The Series A Preferred Shares have a liquidation preference equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the date of final distribution). Dividends on the Series A Preferred Shares are non-cumulative and, if declared by us, are paid at an annual rate of 9.75%. Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15. If there is a change of control of the Company and if the Company’s corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Series A Preferred Shares will increase to 10.75% per year. We may redeem the Series A Preferred Shares in whole or in part (provided, that any redemption that would reduce the aggregate liquidation preference of the Series A Preferred Shares below $25 million in the aggregate would be restricted to a redemption in whole only) at any time or from time to time at a cash redemption price equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the redemption date). Holders of the Series A Preferred Shares have no right to require redemption of the Series A Preferred Shares. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities, and will remain outstanding indefinitely unless redeemed by us. Holders of the Series A Preferred Shares have no voting rights, except with respect to those specified matters set forth in the Company’s Amended and Restated Articles of Incorporation or as otherwise required by applicable Ohio law, and no preemptive rights. The outstanding depositary shares are listed on the New York Stock Exchange under the trading symbol “MHO-PrA.” There is no separate public trading market for the Series A Preferred Shares except as represented by the depositary shares.
The indenture governing our 2021 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $154.7 million at June 30, 2017. We are permitted by the indenture to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance in our restricted payments basket. We declared and paid a quarterly dividend of $609.375 per share on our Series A Preferred Shares in both the second quarter of 2017 and 2016 for $1.2 million and have paid aggregate dividend payments of $2.4 million for the six months ended June 30, 2017 and 2016. The determination to pay future dividends on, and make future repurchases of, our common shares and Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
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

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016, except for the Second Amendment to the Credit Facility entered into on July 18, 2017, described above in Note 12 of our Unaudited Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” section and the renewal of our general liability insurance coverage as described above in Note 6 of our Unaudited Condensed Consolidated Financial Statements and the “Critical Accounting Policies” section.

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
Land Option Agreements.  In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both June 30, 2017 and December 31, 2016, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
At June 30, 2017, “Consolidated Inventory Not Owned” was $12.3 million. At June 30, 2017, the corresponding liability of $12.3 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of June 30, 2017 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $48.2 million, including cash deposits of $29.9 million, prepaid acquisition costs of $5.4 million, letters of credit of $7.7 million and $5.2 million of other non-cash deposits.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of June 30, 2017, the Company had outstanding $168.6 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through September 2024.  Included in this total are: (1) $119.1 million of performance and maintenance bonds and $32.8 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $9.2 million of financial letters of credit; and (3) $7.5 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit and mortgage repurchase facilities, consisting of the Amended Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permit borrowings of up to $660 million, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2017	2016
Best-effort contracts and related committed IRLCs	$9,555	$6,607
Uncommitted IRLCs	109,140	66,875
FMBSs related to uncommitted IRLCs	109,000	66,000
Best-effort contracts and related mortgage loans held for sale	8,324	125,348
FMBSs related to mortgage loans held for sale	82,284	33,000
Mortgage loans held for sale covered by FMBSs	82,330	32,870

The table below shows the measurement of assets and liabilities at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2017	2016
Mortgage loans held for sale	$91,986	$154,020
Forward sales of mortgage-backed securities	599	230
Interest rate lock commitments	344	250
Best-efforts contracts	(19)	(90)
Total	$92,910	$154,410

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2017	2016	2017	2016
Mortgage loans held for sale	$(484)	$826	$4,390	$2,186
Forward sales of mortgage-backed securities	1,280	(922)	369	(1,688)
Interest rate lock commitments	(748)	350	94	919
Best-efforts contracts	305	(53)	71	16
Total gain recognized	$353	$201	$4,924	$1,433

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of June 30, 2017. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at June 30, 2017. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total	6/30/2017
ASSETS:
Mortgage loans held for sale:
Fixed rate	$88,657	—	—	—	—	—	$88,657	$87,007
Weighted average interest rate	3.97%	—	—	—	—	—	3.97%
Variable rate	$4,942	—	—	—	—	—	$4,942	$4,979
Weighted average interest rate	3.34%	—	—	—	—	—	3.34%

LIABILITIES:
Long-term debt — fixed rate	$57,805	$86,782	$292	$292	$300,219	—	$445,390	$475,296
Weighted average interest rate	3.37%	3.02%	3.37%	3.37%	6.74%	—	5.56%
Short-term debt — variable rate	$227,518	—	—	—	—	—	$227,518	$227,518
Weighted average interest rate	3.87%	—	—	—	—	—	3.87%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as updated by our Quarterly Report on Form 10-Q for the three months ended March 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common shares or Series A Preferred Shares during the three months ended June 30, 2017.

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

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1	Amendment No. 4 to Amended and Restated Master Repurchase Agreement by and between M/I Financial and Sterling National Bank, dated as of May 16, 2017. (Filed herewith).

10.2
First Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated June 23, 2017, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2017).

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

M/I Homes, Inc.
(Registrant)

Date:	July 28, 2017	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	July 28, 2017	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 4 to Amended and Restated Master Repurchase Agreement by and between M/I Financial and Sterling National Bank, dated as of May 16, 2017. (Filed herewith).

10.2
First Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated June 23, 2017, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2017).

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