Form 10-Q
period 2017-09-30
M I HOMES INC
filed 2017-10-27
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017

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
Common shares, par value $.01 per share: 27,520,632 shares outstanding as of October 25, 2017.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	September 30, 2017	December 31, 2016
	(unaudited)

ASSETS:
Cash, cash equivalents and restricted cash	$103,636	$34,441
Mortgage loans held for sale	91,987	154,020
Inventory	1,455,809	1,215,934
Property and equipment - net	25,320	22,299
Investment in unconsolidated joint ventures	22,981	28,016
Deferred income taxes	29,569	30,875
Other assets	55,393	62,926
TOTAL ASSETS	$1,784,695	$1,548,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$120,598	$103,212
Customer deposits	30,583	22,156
Other liabilities	108,870	123,162
Preferred shares subject to redemption	50,420	—
Community development district obligations	5,298	476
Obligation for consolidated inventory not owned	22,203	7,528
Notes payable bank - homebuilding operations	—	40,300
Notes payable bank - financial services operations	91,275	152,895
Notes payable - other	4,057	6,415
Convertible senior subordinated notes due 2017 - net	—	57,093
Convertible senior subordinated notes due 2018 - net	85,955	85,423
Senior notes due 2021 - net	296,505	295,677
Senior notes due 2025 - net	245,958	—
TOTAL LIABILITIES	$1,061,722	$894,337

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; 2,000 shares issued at both September 30, 2017 and December 31, 2016; 2,000 shares outstanding as of December 31, 2016 (excluding the 2,000 shares subject to redemption at September 30, 2017)	$—	$48,163
Common shares - $.01 par value; authorized 58,000,000 shares at both September 30, 2017 and December 31, 2016; issued 29,508,626 and 27,092,723 shares at September 30, 2017 and December 31, 2016, respectively	295	271
Additional paid-in capital	304,715	246,549
Retained earnings	457,447	407,161
Treasury shares - at cost - 1,987,994 and 2,415,290 shares at September 30, 2017 and December 31, 2016, respectively	(39,484)	(47,970)
TOTAL SHAREHOLDERS’ EQUITY	$722,973	$654,174
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,784,695	$1,548,511

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016

Revenue	$476,423	$442,464	$1,340,269	$1,168,081
Costs and expenses:
Land and housing	374,673	363,635	1,062,552	943,515
General and administrative	31,337	29,160	89,209	78,249
Selling	31,136	27,663	88,666	75,462
Equity in income of unconsolidated joint ventures	(71)	(24)	(198)	(413)
Interest	4,675	3,587	13,847	13,160
Total costs and expenses	441,750	424,021	1,254,076	1,109,973

Income before income taxes	34,673	18,443	86,193	58,108

Provision for income taxes	12,346	7,501	29,994	22,061

Net income	22,327	10,942	56,199	36,047

Preferred dividends	1,218	1,218	3,656	3,656
Excess of fair value over book value of preferred shares subject to redemption	2,257	—	2,257	—

Net income to common shareholders	$18,852	$9,724	$50,286	$32,391

Earnings per common share:
Basic	$0.74	$0.39	$2.00	$1.31
Diluted	$0.64	$0.35	$1.73	$1.17

Weighted average shares outstanding:
Basic	25,581	24,669	25,106	24,665
Diluted	30,675	30,139	30,539	30,093

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Nine Months Ended September 30, 2017
	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2016	2,000	$48,163	24,677,433	$271	$246,549	$407,161	$(47,970)	$654,174
Net income	—	—	—	—	—	56,199	—	56,199
Fair value over carrying value of preferred shares subject to redemption	—	2,257	—	—	—	(2,257)	—	—
Dividends declared to preferred shareholders	—	—	—	—	—	(3,656)	—	(3,656)
Common share issuance for conversion of convertible notes	—	—	2,415,903	24	57,476	—	—	57,500
Reclassification of preferred shares subject to redemption	(2,000)	(50,420)	—	—		—	—	(50,420)
Stock options exercised	—	—	342,661	—	(2,014)	—	6,805	4,791
Stock-based compensation expense	—	—	—	—	4,034	—	—	4,034
Deferral of executive and director compensation	—	—	—	—	351	—	—	351
Executive and director deferred compensation distributions	—	—	84,635	—	(1,681)	—	1,681	—
Balance at September 30, 2017	—	$—	27,520,632	$295	$304,715	$457,447	$(39,484)	$722,973

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
OPERATING ACTIVITIES:
Net income	$56,199	$36,047
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint venture arrangements	(198)	(413)
Mortgage loan originations	(732,587)	(654,905)
Proceeds from the sale of mortgage loans	798,946	687,420
Fair value adjustment of mortgage loans held for sale	(4,326)	(1,059)
Capitalization of originated mortgage servicing rights	(3,873)	(4,350)
Amortization of mortgage servicing rights	789	1,262
Depreciation	7,078	6,328
Amortization of debt discount and debt issue costs	2,632	2,552
Stock-based compensation expense	4,034	3,483
Deferred income tax expense	1,306	20,911
Change in assets and liabilities:
Inventory	(212,660)	(96,510)
Other assets	4,763	(16,364)
Accounts payable	17,386	23,301
Customer deposits	8,427	6,872
Accrued compensation	(9,341)	(6,073)
Other liabilities	(4,600)	18,000
Net cash (used in) provided by operating activities	(66,025)	26,502

INVESTING ACTIVITIES:
Purchase of property and equipment	(6,017)	(11,619)
Return of capital from unconsolidated joint ventures	1,833	—
Investment in unconsolidated joint ventures	(8,439)	(10,060)
Net proceeds from sale of mortgage servicing rights	7,558	—
Net cash used in investing activities	(5,065)	(21,679)

FINANCING ACTIVITIES:
Net proceeds from issuance of senior notes	250,000	—
Proceeds from bank borrowings - homebuilding operations	366,500	276,800
Repayment of bank borrowings - homebuilding operations	(406,800)	(235,600)
Net repayment of bank borrowings - financial services operations	(61,620)	(32,165)
(Principal repayment of) proceeds from notes payable - other and community development district bond obligations	(2,358)	125
Dividends paid on preferred shares	(3,656)	(3,656)
Debt issue costs	(6,572)	(193)
Proceeds from exercise of stock options	4,791	73
Net cash provided by financing activities	140,285	5,384
Net increase in cash, cash equivalents and restricted cash	69,195	10,207
Cash, cash equivalents and restricted cash balance at beginning of period	34,441	13,101
Cash, cash equivalents and restricted cash balance at end of period	$103,636	$23,308

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$15,386	$8,919
Income taxes	$27,702	$2,073

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$4,822	$(467)
Consolidated inventory not owned	$14,675	$(145)
Distribution of single-family lots from joint venture arrangements	$11,839	$20,912
Common stock issued for conversion of convertible notes	$57,500	$—
Reclassification of preferred shares subject to redemption	$50,420	$—

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

Reclassifications

Certain financial statement line items reflected on the September 30, 2016 Statement of Cash Flows were affected by the Company’s early adoption of Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”) during the fourth quarter of 2016 as a result of the change in accounting principle.

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

Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs, such as ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These ASUs do not change the core principle of the guidance stated in ASU 2014-09. Instead, these amendments are intended to clarify and improve the operability of certain topics addressed by ASU 2014-09. These additional ASUs will have the same effective date and transition requirements as ASU 2014-09, as amended. See below for additional explanation of each of these additional ASUs. The Company does not believe the adoption of these additional ASUs will have a material impact on our consolidated financial statements.
The new standard is effective for our fiscal year beginning January 1, 2018, and, at that time, we currently anticipate adopting the standard using the cumulative catch-up transition method. We anticipate this standard will not have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we expect the amount and timing of our housing revenue to remain substantially unchanged. Due to the complexity of certain of our land contracts, however, the actual revenue recognition treatment required under the standard for land sales will depend on contract-specific terms. We do not expect significant changes to our business processes, systems, or internal controls as a result of adopting the standard. However, we continue to evaluate the impact of the revised disclosure requirements.

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
A summary of the Company’s inventory as of September 30, 2017 and December 31, 2016 is as follows:

(In thousands)	September 30, 2017	December 31, 2016
Single-family lots, land and land development costs	$663,170	$602,528
Land held for sale	12,330	12,155
Homes under construction	645,816	494,664
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2017 - $12,929; December 31, 2016 - $11,835)	75,618	68,727
Community development district infrastructure	5,298	476
Land purchase deposits	31,374	29,856
Consolidated inventory not owned	22,203	7,528
Total inventory	$1,455,809	$1,215,934

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of September 30, 2017 and December 31, 2016, we had 1,168 homes (with a carrying value of $238.9 million) and 996 homes (with a carrying value of $199.4 million), respectively, included in homes under construction that were not subject to a sales contract.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $5.3 million and $0.5 million liability related to these CDD bond obligations as of September 30, 2017 and December 31, 2016, respectively, along with the related inventory infrastructure.

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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Capitalized interest, beginning of period	$16,465	$16,818	$16,012	$16,740
Interest capitalized to inventory	6,178	5,139	15,240	13,392
Capitalized interest charged to land and housing costs and expenses	(4,988)	(4,963)	(13,597)	(13,138)
Capitalized interest, end of period	$17,655	$16,994	$17,655	$16,994

Interest incurred	$10,853	$8,726	$29,087	$26,552
NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During the nine-month period ended September 30, 2017, we decreased our total investment in such joint venture arrangements by $5.0 million from $28.0 million at December 31, 2016 to $23.0 million at September 30, 2017, which was driven primarily by our increased lot distributions from unconsolidated joint ventures of $11.8 million, offset, in part, by our cash contributions to our unconsolidated joint ventures during the first nine months of 2017 of $8.4 million.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of September 30, 2017 is the amount invested of $23.0 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets, although we expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company’s ownership in these LLCs as of September 30, 2017 ranged from 25% to 97% and at December 31, 2016 ranged from 25% to 74%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC.

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
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the Company’s 2016 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2017 and December 31, 2016, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The table below shows the notional amounts of our financial instruments at September 30, 2017 and December 31, 2016:

Description of Financial Instrument (in thousands)	September 30, 2017	December 31, 2016
Best efforts contracts and related committed IRLCs	$2,571	$6,607
Uncommitted IRLCs	105,104	66,875
FMBSs related to uncommitted IRLCs	105,000	66,000
Best efforts contracts and related mortgage loans held for sale	10,423	125,348
FMBSs related to mortgage loans held for sale	81,000	33,000
Mortgage loans held for sale covered by FMBSs	81,244	32,870
The table below shows the level and measurement of assets and liabilities measured on a recurring basis at September 30, 2017 and December 31, 2016:

Description of Financial Instrument (in thousands)	Fair Value Measurements September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$91,987	$—	$91,987	$—
Forward sales of mortgage-backed securities	471	—	471	—
Interest rate lock commitments	366	—	366	—
Best-efforts contracts	(60)	—	(60)	—
Total	$92,764	$—	$92,764	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$154,020	$—	$154,020	$—
Forward sales of mortgage-backed securities	230	—	230	—
Interest rate lock commitments	250	—	250	—
Best-efforts contracts	(90)	—	(90)	—
Total	$154,410	$—	$154,410	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2017	2016	2017	2016
Mortgage loans held for sale	$(64)	$(1,127)	$4,326	$1,059
Forward sales of mortgage-backed securities	(128)	1,443	241	(245)
Interest rate lock commitments	22	(531)	116	388
Best-efforts contracts	(41)	15	30	31
Total (loss) gain recognized	$(211)	$(200)	$4,713	$1,233

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	September 30, 2017		September 30, 2017
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$471	Other liabilities	$—
Interest rate lock commitments	Other assets	366	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	60
Total fair value measurements		$837		$60

	Asset Derivatives		Liability Derivatives
	December 31, 2016		December 31, 2016
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$230	Other liabilities	$—
Interest rate lock commitments	Other assets	250	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	90
Total fair value measurements		$480		$90
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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption pace (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and nine months ended September 30, 2017 and 2016, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the Company’s 2016 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the nine months ended September 30, 2017 and 2016, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

	September 30, 2017		December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$103,636	$103,636	$34,441	$34,441
Mortgage loans held for sale	91,987	91,987	154,020	154,020
Split dollar life insurance policies	212	212	214	214
Notes receivable	—	—	763	687
Commitments to extend real estate loans	366	366	250	250
Forward sales of mortgage-backed securities	471	471	230	230
Liabilities:
Notes payable - homebuilding operations	—	—	40,300	40,300
Notes payable - financial services operations	91,275	91,275	152,895	152,895
Notes payable - other	4,057	3,867	6,415	5,999
Convertible senior subordinated notes due 2017 (a)	—	—	57,500	65,957
Convertible senior subordinated notes due 2018 (a)	86,250	86,897	86,250	88,105
Senior notes due 2021 (a)	300,000	313,125	300,000	314,250
Senior notes due 2025 (a)	250,000	255,000	—	—
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	60	60	90	90
Off-Balance Sheet Financial Instruments:
Letters of credit	—	757	—	702

(a)
Our senior notes and convertible senior subordinated notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at September 30, 2017 and December 31, 2016:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Convertible Senior Subordinated Notes due 2017, Convertible Senior Subordinated Notes due 2018, Senior Notes due 2021 and Senior Notes due 2025. The fair value of these financial instruments was determined based upon market quotes at September 30, 2017 and December 31, 2016. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policy and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.

Notes Payable - Homebuilding Operations. The interest rate available to the Company at September 30, 2017 under the Company’s $475 million unsecured revolving credit facility, dated July 18, 2013, as most recently amended on July 18, 2017 (the “Credit Facility”) fluctuated daily with the one-month LIBOR rate plus a margin of 250 basis points, and thus the carrying value is a reasonable estimate of fair value. Refer to Note 7 for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC (“M/I Financial”) is a party to two credit agreements: (1) a $125 million secured mortgage warehousing agreement (which increases to $150 million during certain periods), dated June 24, 2016, as amended on June 23, 2017 (the “MIF Mortgage Warehousing Agreement”); and (2) a $35 million mortgage repurchase agreement, dated November 3, 2015, as most recently amended on May 16, 2017 (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the third quarter of 2017 fluctuated with LIBOR. Refer to Note 7 for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
Letters of Credit. Letters of credit of $41.4 million and $37.7 million represent potential commitments at September 30, 2017 and December 31, 2016, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $36.7 million and $27.6 million were covered under these guarantees as of September 30, 2017 and December 31, 2016, respectively.  The increase in loans covered by these guarantees from December 31, 2016 is a result of a change in the mix of investors and their related purchase terms.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at September 30, 2017, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $0.6 million and $0.9 million at September 30, 2017 and December 31, 2016, respectively.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of September 30, 2017 and December 31, 2016, the total of all loans indemnified to third party insurers relating to the above agreements was $1.3 million and $1.6 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company recorded a liability relating to the guarantees described above totaling $0.7 million and $0.9 million at September 30, 2017 and December 31, 2016, respectively, which is management’s best estimate of the Company’s liability.
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
A summary of warranty activity for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Warranty reserves, beginning of period	$30,303	$15,815	$27,732	$14,281
Warranty expense on homes delivered during the period	2,882	2,755	8,094	7,276
Changes in estimates for pre-existing warranties	92	526	1,154	563
Charges related to stucco-related claims (a)	—	14,500	8,500	19,409
Settlements made during the period	(6,209)	(5,658)	(18,412)	(13,591)
Warranty reserves, end of period	$27,068	$27,938	$27,068	$27,938

(a)	Estimated stucco-related claim costs, as described below, have been included in warranty accruals.
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
During 2016, based on our review of the stucco issues in our Florida communities, we recorded a $19.4 million warranty charge for stucco-related repair costs for (1) homes in our Florida communities that we had identified as needing repair but had not yet completed the repair and (2) estimated repair costs for homes in our Florida communities that we had not yet identified as needing repair but that may require repair in the future.
During 2017, we have continued our review of the stucco issues in our Florida communities. Based on an analysis of the relevant data, including additional data that we had gathered during the period since the 2016 review, in the second quarter of 2017, we determined to increase our previous estimate of the future stucco-related repair costs in our Florida communities. As a result, during the second quarter of 2017, we recorded an additional $8.5 million warranty charge for stucco-related repairs in our Florida communities, which was included as a change in estimate within our warranty reserve. The remaining reserve for both known repair costs and an estimate of future costs of stucco-related repairs at September 30, 2017 included within our warranty reserve was $11.3 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of September 30, 2017.
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
We also are continuing to investigate the extent to which we may be able to recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of September 30, 2017, we are unable to estimate an amount, if any, that we believe is probable that we will recover from these sources and, accordingly, we have not recorded a receivable for estimated recoveries nor included an estimated amount of recoveries in determining our warranty reserves.

Performance Bonds and Letters of Credit

At September 30, 2017, the Company had outstanding approximately $167.7 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2024. Included in this total are: (1) $118.8 million of performance and maintenance bonds and $32.9 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $8.5 million of financial letters of credit, of which $7.8 million represent deposits on land and lot purchase agreements; and (3) $7.5 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At September 30, 2017, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $672.9 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters

In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At September 30, 2017 and December 31, 2016, we had $0.4 million and $0.3 million reserved for legal expenses, respectively.

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
NOTE 7. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $475 million, including a $125 million sub-facility for letters of credit. In addition, the Credit Facility has an accordion feature under which the Company may increase the aggregate commitment amount up to $500 million, subject to certain conditions, including obtaining additional commitments from existing or new lenders. The Credit Facility expires on July 18, 2021. Interest on amounts borrowed under the Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of the one-month LIBOR rate plus a margin of 250 basis points. The margin is subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio. The Credit Facility also contains certain financial covenants. At September 30, 2017, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $512.1 million of availability for additional senior debt at September 30, 2017. As a result, the full $475 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At September 30, 2017, there were no borrowings outstanding and $40.8 million of letters of credit outstanding, leaving net remaining borrowing availability of $434.2 million.
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 11), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility, the indenture governing the Company’s $250.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the “2025 Senior Notes”) and the indenture governing the Company’s $300.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Senior Notes”). The guarantors for the Credit Facility (the “Guarantor Subsidiaries”) are the same subsidiaries that guarantee the 2025 Senior Notes, 2021 Senior Notes and the Company’s $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”).
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
As of September 30, 2017, the Company was party to a secured credit facility agreement for the issuance of letters of credit (the “Letter of Credit Facility”). During the third quarter of 2017, the Company extended the maturity date of the Letter of Credit Facility for an additional year to September 30, 2018 and also reduced the maximum available amount under the facility from $2.0 million to $1.0 million. At both September 30, 2017 and December 31, 2016, there was $0.6 million of outstanding letters of credit in aggregate under the Letter of Credit Facility, which were collateralized with $0.6 million of the Company’s cash.
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $125 million which may be increased to $150 million during certain periods of expected increases in the volume of mortgage originations, specifically from September 25, 2017 to October 16, 2017 and from December 15, 2017 to February 2, 2018. The MIF Mortgage Warehousing Agreement expires on June 22, 2018. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the greater of (1) the floating LIBOR rate plus a spread of 237.5 basis points and (2) 2.75%. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At September 30, 2017, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Repurchase Facility provides for a maximum borrowing availability of $35 million. The MIF Mortgage Repurchase Facility expires on October 30, 2017. M/I Financial expects to enter into an amendment to the MIF Mortgage Repurchase Facility prior to its expiration that would extend its term for an additional year, but M/I Financial can provide no assurance that it will be able to obtain such an extension. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At September 30, 2017, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At both September 30, 2017 and December 31, 2016, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $185.0 million due to the seasonal increase to the MIF Mortgage Warehousing Agreement in effect from September 25, 2017 through October 15, 2017 and December 15, 2016 through February 1, 2017. At September 30, 2017 and December 31, 2016, M/I Financial had $91.3 million and $152.9 million outstanding on a combined basis under its credit facilities, respectively.
Senior Notes
In August 2017, we issued $250.0 million of 2025 Senior Notes. The 2025 Senior Notes bear interest at a rate of 5.625% per year, payable semiannually in arrears on February 1 and August 1 of each year (commencing on February 1, 2018), and mature on August 1, 2025. We may redeem all or any portion of the 2025 Senior Notes on or after August 1, 2020 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 104.219% of the principal amount outstanding, but will decline to 102.813% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2021, will further decline to 101.406% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2022 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after August 1, 2023, but prior to maturity.
As of both September 30, 2017 and December 31, 2016, we had $300.0 million of our 2021 Senior Notes outstanding. The 2021 Senior Notes bear interest at a rate of 6.75% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2021. We may redeem all or any portion of the 2021 Senior Notes on or after January 15, 2018 at a stated

redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 103.375% of the principal amount outstanding, but will decline to 101.688% of the principal amount outstanding if redeemed during the 12-month period beginning on January 15, 2019, and will further decline to 100.000% of the principal amount outstanding if redeemed on or after January 15, 2020, but prior to maturity.
The 2025 Senior Notes and the 2021 Senior Notes contain certain covenants, as more fully described and defined in the indentures governing the 2025 Senior Notes and the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes. As of September 30, 2017, the Company was in compliance with all terms, conditions, and covenants under the indentures.
The 2025 Senior Notes and the 2021 Senior Notes are fully and unconditionally guaranteed jointly and severally on a senior unsecured basis by the Guarantor Subsidiaries. The 2025 Senior Notes and the 2021 Senior Notes are general, unsecured senior obligations of the Company and the Guarantor Subsidiaries and rank equally in right of payment with all our and the Guarantor Subsidiaries’ existing and future unsecured senior indebtedness. The 2025 Senior Notes and the 2021 Senior Notes are effectively subordinated to our and the Guarantor Subsidiaries’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness.
The indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes limit our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures. In each case, the “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The restricted payments basket was $220.4 million and $144.9 million at September 30, 2017 and December 31, 2016, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors. Please see Note 13 for additional information related to our Series A Preferred Shares.
Convertible Senior Subordinated Notes
As of both September 30, 2017 and December 31, 2016, we had $86.3 million of our 2018 Convertible Senior Subordinated Notes outstanding. The 2018 Convertible Senior Subordinated Notes bear interest at a rate of 3.0% per year, payable semiannually in arrears on March 1 and September 1 of each year. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2018 Convertible Senior Subordinated Notes into the Company’s common shares. The conversion rate initially equals 30.9478 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2018 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed jointly and severally on a senior subordinated unsecured basis by the Guarantor Subsidiaries. The 2018 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the Guarantor Subsidiaries, are subordinated in right of payment to our and the Guarantor Subsidiaries’ existing and future senior indebtedness and are also effectively subordinated to our and the Guarantor Subsidiaries’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2018 Convertible Senior Subordinated Notes requires the Company to repurchase the notes (subject to certain exceptions), at a holder’s option, upon the occurrence of a fundamental change (as defined in the indenture).
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

On September 11, 2012, the Company issued $57.5 million in aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”). The 2017 Convertible Senior Subordinated Notes were scheduled to mature on September 15, 2017 and the deadline for holders to convert the 2017 Convertible Senior Subordinated Notes was September 13, 2017. As a result of conversion elections made by holders of the 2017 Convertible Senior Subordinated Notes, all $57.5 million in aggregate principal amount of the 2017 Convertible Senior Subordinated Notes were converted and settled through the issuance of our common shares. In total, we issued approximately 2.4 million common shares (at a conversion price per common share of $23.80). In accordance with the indenture governing the 2017 Convertible Senior Subordinated Notes, the Company paid interest on such Notes to but excluding September 15, 2017. On December 31, 2016, we had $57.5 million of our 2017 Convertible Senior Subordinated Notes outstanding.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $4.1 million and $6.4 million as of September 30, 2017 and December 31, 2016, respectively.  The balance at December 31, 2016 included a mortgage note payable on our principal executive office building with a principal balance outstanding of $3.4 million, which was subsequently paid off in April of 2017. The remaining balance is made up of other notes payable incurred through the normal course of business.
NOTE 8. Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share of the Company (the “Series A Preferred Shares”), or 4,000 Series A Preferred Shares in the aggregate.  On April 10, 2013, the Company redeemed 2,000 of its Series A Preferred Shares (and the 2,000,000 related depositary shares) for an aggregate redemption price of approximately $50.4 million in cash. On September 14, 2017, the Company announced that it will redeem the remaining 2,000 outstanding Series A Preferred Shares (and the 2,000,000 related depositary shares) on October 16, 2017 for an aggregate redemption price of approximately $50.4 million in cash. The redemption was consummated on October 16, 2017.
The Company declared and paid a quarterly dividend of $609.375 per share on its Series A Preferred Shares in both the third quarter of 2017 and 2016 for $1.2 million and has paid aggregate dividend payments of $3.7 million for the nine months ended September 30, 2017 and 2016. Please see Note 13 for additional information related to our Series A Preferred Shares.

NOTE 9. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
NUMERATOR
Net income	$22,327	$10,942	$56,199	$36,047
Preferred stock dividends	(1,218)	(1,218)	(3,656)	(3,656)
Excess of fair value over book value of preferred shares subject to redemption	(2,257)	—	(2,257)	—
Net income to common shareholders	18,852	9,724	50,286	32,391
Interest on 3.25% convertible senior subordinated notes due 2017	324	378	1,106	1,152
Interest on 3.00% convertible senior subordinated notes due 2018	530	510	1,586	1,554
Diluted income available to common shareholders	$19,706	$10,612	$52,978	$35,097
DENOMINATOR
Basic weighted average shares outstanding	25,581	24,669	25,106	24,665
Effect of dilutive securities:
Stock option awards	248	231	302	200
Deferred compensation awards	237	154	207	143
3.25% convertible senior subordinated notes due 2017	1,940	2,416	2,255	2,416
3.00% convertible senior subordinated notes due 2018	2,669	2,669	2,669	2,669
Diluted weighted average shares outstanding - adjusted for assumed conversions	30,675	30,139	30,539	30,093
Earnings per common share:
Basic	$0.74	$0.39	$2.00	$1.31
Diluted	$0.64	$0.35	$1.73	$1.17
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	—	896	31	1,288
On September 14, 2017, the Company announced that it will redeem all 2,000 of its outstanding Series A Preferred Shares on October 16, 2017 and recognized a $2.3 million non-cash equity charge related to the excess of fair value over carrying value relating primarily to the original issuance costs that were paid in 2007, which reduced net income to common shareholders in the earnings per share calculation above for the three months and nine months ended September 30, 2017. On October 16, 2017, the redemption was completed. Refer to Note 8 and Note 13 of our Unaudited Condensed Consolidated Financial Statements for additional details.

For the three and nine months ended September 30, 2017 and 2016, the effect of our convertible debt outstanding was included in the diluted earnings per share calculations.
NOTE 10. Income Taxes
During the three and nine months ended September 30, 2017, the Company recorded a tax provision of $12.3 million and $30.0 million, respectively, which reflects income tax expense related to the period’s income before income taxes. The effective tax rate for the three and nine months ended September 30, 2017 was 35.6% and 34.8%, respectively, which included tax expense related to the expected tax benefits for the domestic production activities deduction and excess tax benefits from employee share-based payment transactions exercised during the first nine months of 2017 per ASU 2016-09. During the three and nine months ended September 30, 2016, the Company recorded a tax provision of $7.5 million and $22.1 million, respectively, which reflects income tax expense related to the period’s income before income taxes. The effective tax rate for the three and nine months ended September 30, 2016 was 40.7% and 38.0%, respectively, which included tax expense related to the expected tax benefits for the domestic production activities deduction and tax expense related to state tax rate changes.
During 2016, the Company fully utilized its federal NOL carryforwards and federal credit carryforwards. The Company had $4.2 million of state NOL carryforwards, net of the federal benefit, at September 30, 2017. Our state NOLs may be carried forward from one to 16 years, depending on the tax jurisdiction, with $1.2 million expiring between 2022 and 2027 and $3.0 million expiring between 2028 and 2032, absent sufficient state taxable income.

NOTE 11. Business Segments
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
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Chicago, Illinois	Orlando, Florida	Charlotte, North Carolina
Cincinnati, Ohio	Sarasota, Florida	Raleigh, North Carolina
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Indianapolis, Indiana	Austin, Texas
Minneapolis/St. Paul, Minnesota	Dallas/Fort Worth, Texas
Houston, Texas
San Antonio, Texas

The following table shows, by segment: revenue, operating income and interest expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Revenue:
Midwest homebuilding	$180,488	$166,928	$495,379	$438,016
Southern homebuilding	176,502	143,315	504,647	414,974
Mid-Atlantic homebuilding	107,670	121,659	302,305	284,527
Financial services (a)	11,763	10,562	37,938	30,564
Total revenue	$476,423	$442,464	$1,340,269	$1,168,081

Operating income:
Midwest homebuilding	$20,887	$20,628	$53,730	$48,943
Southern homebuilding (b)	13,082	(5,249)	26,503	8,380
Mid-Atlantic homebuilding	9,969	11,359	26,810	22,827
Financial services (a)	5,887	5,944	21,977	17,581
Less: Corporate selling, general and administrative expense	(10,548)	(10,676)	(29,178)	(26,876)
Total operating income (b)	$39,277	$22,006	$99,842	$70,855

Interest expense:
Midwest homebuilding	$1,319	$647	$3,559	$2,539
Southern homebuilding	2,143	1,788	6,311	6,118
Mid-Atlantic homebuilding	557	601	1,988	3,058
Financial services (a)	656	551	1,989	1,445
Total interest expense	$4,675	$3,587	$13,847	$13,160

Equity in income of joint venture arrangements	(71)	(24)	(198)	(413)

Income before income taxes	$34,673	$18,443	$86,193	$58,108

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

(b)
Includes a $14.5 million charge for stucco-related repair costs in certain of our Florida communities taken during the three months ended September 30, 2016, and an $8.5 million and a $19.4 million charge for stucco-related repair costs in certain of our Florida communities taken during the nine months ended September 30, 2017 and 2016, respectively (as more fully discussed in Note 6).

The following tables show total assets by segment at September 30, 2017 and December 31, 2016:

	September 30, 2017
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$5,078	$20,094		$6,202	$—	$31,374
Inventory (a)	514,949	623,815		285,671	—	1,424,435
Investments in joint venture arrangements	3,798	10,493		8,690	—	22,981
Other assets	13,106	24,624	(b)	11,600	256,575	305,905
Total assets	$536,931	$679,026		$312,163	$256,575	$1,784,695

	December 31, 2016
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,989	$22,607		$3,260	$—	$29,856
Inventory (a)	399,814	484,038		302,226	—	1,186,078
Investments in joint venture arrangements	10,155	10,630		7,231	—	28,016
Other assets	25,747	35,622	(b)	13,912	229,280	304,561
Total assets	$439,705	$552,897		$326,629	$229,280	$1,548,511

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

NOTE 12. Supplemental Guarantor Information
The Company’s obligations under the 2025 Senior Notes, the 2021 Senior Notes and the 2018 Convertible Senior Subordinated Notes are not guaranteed by all of the Company’s subsidiaries and therefore, the Company has disclosed condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The Guarantor Subsidiaries of the 2025 Senior Notes, the 2021 Senior Notes and the 2018 Convertible Senior Subordinated Notes are the same.
The following condensed consolidating financial information includes balance sheets, statements of income and cash flow information for M/I Homes, Inc. (the parent company and the issuer of the aforementioned guaranteed notes), the Guarantor Subsidiaries, collectively, and for all other subsidiaries and joint ventures of the Company (the “Unrestricted Subsidiaries”), collectively. Each Guarantor Subsidiary is a direct or indirect 100%-owned subsidiary of M/I Homes, Inc. and has fully and unconditionally guaranteed the (a) 2025 Senior Notes on a joint and several senior unsecured basis, (b) 2021 Senior Notes on a joint and several senior unsecured basis and (c) 2018 Convertible Senior Subordinated Notes on a joint and several senior subordinated unsecured basis.
There are no significant restrictions on the parent company’s ability to obtain funds from its Guarantor Subsidiaries in the form of a dividend, loan, or other means.
As of September 30, 2017, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility, the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$464,660	$11,763	$—	$476,423
Costs and expenses:
Land and housing	—	374,673	—	—	374,673
General and administrative	—	25,263	6,074	—	31,337
Selling	—	31,136	—	—	31,136
Equity in income of joint venture arrangements	—	—	(71)	—	(71)
Interest	—	4,019	656	—	4,675
Total costs and expenses	—	435,091	6,659	—	441,750

Income before income taxes	—	29,569	5,104	—	34,673

Provision for income taxes	—	10,672	1,674	—	12,346

Equity in subsidiaries	22,327	—	—	(22,327)	—

Net income	22,327	18,897	3,430	(22,327)	22,327

Preferred dividends	1,218	—	—	—	1,218
Excess of fair value over book value of preferred shares subject to redemption	2,257	—	—	—	2,257

Net income to common shareholders	$18,852	$18,897	$3,430	$(22,327)	$18,852

	Three Months Ended September 30, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$431,903	$10,561	$—	$442,464
Costs and expenses:
Land and housing	—	363,635	—	—	363,635
General and administrative	—	24,340	4,820	—	29,160
Selling	—	27,663	—	—	27,663
Equity in income of joint venture arrangements	—	—	(24)	—	(24)
Interest	—	3,036	551	—	3,587
Total costs and expenses	—	418,674	5,347	—	424,021

Income before income taxes	—	13,229	5,214	—	18,443

Provision for income taxes	—	5,601	1,900	—	7,501

Equity in subsidiaries	10,942	—	—	(10,942)	—

Net income	10,942	7,628	3,314	(10,942)	10,942

Preferred dividends	1,218	—	—	—	1,218

Net income to common shareholders	$9,724	$7,628	$3,314	$(10,942)	$9,724

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended September 30, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,302,331	$37,938	$—	$1,340,269
Costs and expenses:
Land and housing	—	1,062,552	—	—	1,062,552
General and administrative	—	72,638	16,571	—	89,209
Selling	—	88,666	—	—	88,666
Equity in income of joint venture arrangements	—	—	(198)	—	(198)
Interest	—	11,858	1,989	—	13,847
Total costs and expenses	—	1,235,714	18,362	—	1,254,076

Income before income taxes	—	66,617	19,576	—	86,193

Provision for income taxes	—	23,407	6,587	—	29,994

Equity in subsidiaries	56,199	—	—	(56,199)	—

Net income	56,199	43,210	12,989	(56,199)	56,199

Preferred dividends	3,656	—	—	—	3,656
Excess of fair value over book value of preferred shares subject to redemption	2,257	—	—	—	2,257

Net income to common shareholders	$50,286	$43,210	$12,989	$(56,199)	$50,286

	Nine Months Ended September 30, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,137,517	$30,564	$—	$1,168,081
Costs and expenses:
Land and housing	—	943,515	—	—	943,515
General and administrative	—	64,727	13,522	—	78,249
Selling	—	75,462	—	—	75,462
Equity in income of joint venture arrangements	—	—	(413)	—	(413)
Interest	—	11,715	1,445	—	13,160
Total costs and expenses	—	1,095,419	14,554	—	1,109,973

Income before income taxes	—	42,098	16,010	—	58,108

Provision for income taxes	—	16,487	5,574	—	22,061

Equity in subsidiaries	36,047	—	—	(36,047)	—

Net income	36,047	25,611	10,436	(36,047)	36,047

Preferred dividends	3,656	—	—	—	3,656

Net income to common shareholders	$32,391	$25,611	$10,436	$(36,047)	$32,391

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$82,504	$21,132	$—	$103,636
Mortgage loans held for sale	—	—	91,987	—	91,987
Inventory	—	1,455,809	—	—	1,455,809
Property and equipment - net	—	24,325	995	—	25,320
Investment in joint venture arrangements	—	15,764	7,217	—	22,981
Deferred income taxes, net of valuation allowances	—	29,461	108	—	29,569
Investment in subsidiaries	710,176	—	—	(710,176)	—
Intercompany assets	688,260	—	—	(688,260)	—
Other assets	3,375	42,473	9,545	—	55,393
TOTAL ASSETS	$1,401,811	$1,650,336	$130,984	$(1,398,436)	$1,784,695

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$120,049	$549	$—	$120,598
Customer deposits	—	30,583	—	—	30,583
Intercompany liabilities	—	683,308	4,952	(688,260)	—
Other liabilities	—	104,279	4,591	—	108,870
Preferred shares subject to redemption	50,420	—	—	—	50,420
Community development district obligations	—	5,298	—	—	5,298
Obligation for consolidated inventory not owned	—	22,203	—	—	22,203
Notes payable bank - financial services operations	—	—	91,275	—	91,275
Notes payable - other	—	4,057	—	—	4,057
Convertible senior subordinated notes due 2018 - net	85,955	—	—	—	85,955
Senior notes due 2021 - net	296,505	—	—	—	296,505
Senior notes due 2025 - net	245,958	—	—	—	245,958
TOTAL LIABILITIES	678,838	969,777	101,367	(688,260)	1,061,722

SHAREHOLDERS’ EQUITY	722,973	680,559	29,617	(710,176)	722,973

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,401,811	$1,650,336	$130,984	$(1,398,436)	$1,784,695

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$20,927	$13,514	$—	$34,441
Mortgage loans held for sale	—	—	154,020	—	154,020
Inventory	—	1,215,934	—	—	1,215,934
Property and equipment - net	—	21,242	1,057	—	22,299
Investment in joint venture arrangements	—	12,537	15,479	—	28,016
Deferred income taxes, net of valuation allowances	—	30,767	108	—	30,875
Investment in subsidiaries	666,008	—	—	(666,008)	—
Intercompany assets	424,669	—	—	(424,669)	—
Other assets	1,690	43,809	17,427	—	62,926
TOTAL ASSETS	$1,092,367	$1,345,216	$201,605	$(1,090,677)	$1,548,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$102,663	$549	$—	$103,212
Customer deposits	—	22,156	—	—	22,156
Intercompany liabilities	—	411,196	13,473	(424,669)	—
Other liabilities	—	117,133	6,029	—	123,162
Community development district obligations	—	476	—	—	476
Obligation for consolidated inventory not owned	—	7,528	—	—	7,528
Notes payable bank - homebuilding operations	—	40,300	—	—	40,300
Notes payable bank - financial services operations	—	—	152,895	—	152,895
Notes payable - other	—	6,415	—	—	6,415
Convertible senior subordinated notes due 2017 - net	57,093	—	—	—	57,093
Convertible senior subordinated notes due 2018 - net	85,423	—	—	—	85,423
Senior notes due 2021 - net	295,677	—	—	—	295,677
TOTAL LIABILITIES	438,193	707,867	172,946	(424,669)	894,337

SHAREHOLDERS’ EQUITY	654,174	637,349	28,659	(666,008)	654,174

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,092,367	$1,345,216	$201,605	$(1,090,677)	$1,548,511

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$12,031	$(152,148)	$86,123	$(12,031)	$(66,025)

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,848)	(169)	—	(6,017)
Intercompany investing	(13,166)	—	—	13,166	—
Investments in and advances to joint venture arrangements	—	(3,401)	(5,038)	—	(8,439)
Return of capital from unconsolidated joint ventures	—	—	1,833	—	1,833
Net proceeds from the sale of mortgage servicing rights	—	—	7,558	—	7,558
Net cash (used in) provided by investing activities	(13,166)	(9,249)	4,184	13,166	(5,065)

FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	—	250,000	—	—	250,000
Proceeds from bank borrowings - homebuilding operations	—	366,500	—	—	366,500
Principal repayments of bank borrowings - homebuilding operations	—	(406,800)	—	—	(406,800)
Net repayments of bank borrowings - financial services operations	—	—	(61,620)	—	(61,620)
(Principal repayment of) proceeds from notes payable - other and CDD bond obligations	—	(2,358)	—	—	(2,358)
Proceeds from exercise of stock options	4,791	—	—	—	4,791
Intercompany financing	—	22,141	(8,975)	(13,166)	—
Dividends paid	(3,656)	—	(12,031)	12,031	(3,656)
Debt issue costs	—	(6,509)	(63)	—	(6,572)
Net cash provided by (used in) financing activities	1,135	222,974	(82,689)	(1,135)	140,285

Net increase in cash, cash equivalents and restricted cash	—	61,577	7,618	—	69,195
Cash, cash equivalents and restricted cash balance at beginning of period	—	20,927	13,514	—	34,441
Cash, cash equivalents and restricted cash balance at end of period	$—	$82,504	$21,132	$—	$103,636

	Nine Months Ended September 30, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities (1)	$7,138	$(18,210)	$44,712	$(7,138)	$26,502

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(11,565)	(54)	—	(11,619)
Intercompany Investing	(3,555)	—	—	3,555	—
Investments in and advances to joint venture arrangements	—	(5,504)	(4,556)	—	(10,060)
Net cash (used in) provided by investing activities (1)	(3,555)	(17,069)	(4,610)	3,555	(21,679)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	276,800	—	—	276,800
Principal repayments of bank borrowings - homebuilding operations	—	(235,600)	—	—	(235,600)
Net repayments of bank borrowings - financial services operations	—	—	(32,165)	—	(32,165)
Principal proceeds from notes payable - other and CDD bond obligations	—	125	—	—	125
Intercompany financing	—	(630)	(3,766)	4,396	—
Dividends paid	(3,656)	—	(7,138)	7,138	(3,656)
Debt issue costs	—	(153)	(40)	—	(193)
Proceeds from exercise of stock options	73	—	—	—	73
Net cash (used in) provided by financing activities	(3,583)	40,542	(43,109)	11,534	5,384

Net increase (decrease) in cash, cash equivalents and restricted cash	—	5,263	(3,007)	7,951	10,207
Cash, cash equivalents and restricted cash balance at beginning of period	—	2,896	18,156	(7,951)	13,101
Cash, cash equivalents and restricted cash balance at end of period	$—	$8,159	$15,149	$—	$23,308

(1)
During the fourth quarter of 2016, we elected to early-adopt Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Certain amounts above have been adjusted to apply the new method retrospectively.

NOTE 13. Subsequent Event
On October 16, 2017, the Company redeemed all 2,000 of its outstanding Series A Preferred Shares for $50.4 million in cash, which reduced the restricted payments basket with respect to our 2025 Senior Notes and our 2021 Senior Notes by an equal amount. Refer to Note 8 of our Unaudited Condensed Consolidated Financial Statements for additional details.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 104,400 homes since we commenced homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)) and, following our acquisition of a privately-held homebuilder in the Minneapolis/St. Paul market in December 2015, we also use the Hans Hagen brand in that market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended September 30, 2017 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K, other than the change described below.
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
Houston, Texas
San Antonio, Texas
Overview
During both the third quarter and nine months ended September 30, 2017, we achieved record levels of new contracts, homes delivered, and revenue. Conditions in most of our markets remained steady with modest improvement in demand for new homes compared with the same period in 2016, supported by favorable fundamentals, including improved levels of household formation, continued increases in employment, low interest rates, improved consumer confidence and continued mortgage availability, along with a constrained supply of both existing and new homes. These conditions, the continued execution of our strategic business initiatives and strong performance in our financial services business enabled us to achieve the following improved Company results, in comparison to the third quarter and nine months ended September 30, 2016:

•	New contracts increased 13% to 1,225 and 9% to 4,079, respectively

•	Homes delivered increased 9% to 1,256 homes and 14% to 3,505 homes, respectively

•	Number of homes in backlog at September 30, 2017 increased 7% to 2,378

•	Total sales value in backlog increased 11% to $911.7 million

•	Revenue increased 8% to $476.4 million and 15% to $1,340.3 million, respectively

Income before income taxes for the third quarter of 2017 increased 88% from $18.4 million in the third quarter of 2016 to $34.7 million in the third quarter of 2017. Income before income taxes for the third quarter of 2016 was unfavorably impacted by a $14.5 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6). Excluding the stucco-related charge for the quarter ended September 30, 2016, adjusted income before income taxes increased 5% from $32.9 million in the third quarter of 2016 to $34.7 million in the third quarter of 2017. For the nine months ended September 30, 2017, income before income taxes increased 48% from $58.1 million for the nine months ended September 30, 2016 to $86.2 million for the nine months ended September 30, 2017. Income before income taxes for both the nine months ended September 30, 2017 and 2016 was unfavorably impacted by an $8.5 million and a $19.4 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6), respectively. Excluding these stucco-related charges in both periods, adjusted income before income taxes increased 22% from $77.5 million in 2016's first nine months to $94.7 million in 2017's first nine months.
We believe that our results for both the three months and nine months ended September 30, 2017 were negatively impacted by separate hurricanes that occurred in Florida and Texas during the third quarter of 2017 which delayed approximately 20 home deliveries in the quarter, slowed down new contracts, and resulted in approximately $0.7 million of community and model home repair costs in the quarter.
In addition, during the third quarter of 2017, we:

•	issued $250 million in aggregate principal amount of 5.625% Senior Notes due 2025 (the “2025 Senior Notes”) for net proceeds of approximately $246 million;

•
issued approximately 2.4 million common shares upon the conversion of all $57.5 million aggregate principal amount of our outstanding 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) into common shares; and

•
announced that we will redeem all 2,000 of our outstanding 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) (and the 2,000,000 related depositary shares) on October 16, 2017, and recorded a $2.3 million non-cash charge in connection therewith. We consummated this redemption on October 16, 2017.

Each of the above actions is more fully described in the footnotes to our Unaudited Condensed Consolidated Financial Statements as well as below in the “Liquidity and Capital Resources” section.

The calculations of adjusted income before income taxes and adjusted housing gross margin (referred to below), which we believe provide a clearer measure of the ongoing performance of our business, are described and reconciled to income before income taxes and housing gross margin, the financial measures that are calculated using our GAAP results, below under “Non-GAAP Financial Measures.”

Summary of Company Financial Results
In the third quarter of 2017, we achieved net income to common shareholders of $18.9 million, or $0.64 per diluted share, which is net of a $2.3 million non-cash charge resulting from the excess of fair value over carrying value of our Series A Preferred Shares that were called for redemption in the quarter. This compares to net income to common shareholders of $9.7 million, or $0.35 per diluted share, in 2016's third quarter. Net income in each period included $1.2 million in dividend payments made to holders of our Series A Preferred Shares. In the nine months ended September 30, 2017, we achieved net income to common shareholders of $50.3 million, or $1.73 per diluted share, which is net of a $2.3 million non-cash charge resulting from the excess of fair value over carrying value of our Series A Preferred Shares that were called for redemption in the third quarter of 2017. This compares to net income to common shareholders of $32.4 million, or $1.17 per diluted share, in the nine months ended September 30, 2016. Net income in each period included $3.7 million in dividend payments made to holders of our Series A Preferred Shares.
During the quarter ended September 30, 2017, we recorded third quarter record total revenue of $476.4 million, of which $459.3 million was from homes delivered, $5.3 million was from land sales and $11.8 million was from our financial services operations. Revenue from homes delivered increased 10% in 2017's third quarter compared to the same period in 2016 driven primarily by a 9% increase in the number of homes delivered (108 units) and a slight increase in the average sales price of homes delivered ($1,000 per home delivered). While our homes delivered improved when compared to 2016, we believe the separate hurricanes in our Florida and Texas markets delayed approximately 20 deliveries home deliveries in the third quarter of 2017, slowed down new contracts, and resulted in approximately $0.7 million of repair costs in the quarter. Revenue from land sales decreased $7.4 million from the third quarter of 2016 primarily due to fewer land sales in our Mid-Atlantic region in 2017’s third quarter compared to the prior year. During the nine months ended September 30, 2017, we recorded record total revenue of $1,340.3 million, of which $1,289.9 million was from homes delivered, $12.5 million was from land sales and $37.9 million was from our financial services operations. Revenue from homes delivered increased 17% during the nine months ended September 30, 2017 compared to the same period in 2016 driven primarily by a 14% increase in the number of homes delivered (439 units) and a 2% increase in the average sales price of homes delivered ($7,000 per home delivered). Revenue from land sales decreased $19.4 million during 2017's first nine months primarily due to fewer land sales in our Southern and Mid-Atlantic regions in the current year period compared to the prior year. Revenue in our financial services segment increased 11% to $11.8 million and 24% to $37.9 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 as a result of increases in the number of loan originations and the volume of loans sold.
Total gross margin (total revenue less total land and housing costs) increased $22.9 million in the third quarter of 2017 compared to the third quarter of 2016 as a result of a $21.7 million improvement in the gross margin of our homebuilding operations and a $1.2 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $22.4 million as a result of the 9% increase in the number of homes delivered and the absence of a $14.5 million charge for additional estimated future stucco-related repair costs in certain of our Florida communities taken during 2016's third quarter. Our housing gross margin percentage improved 350 basis points from 16.0% in prior year's third quarter to 19.5% in 2017's third quarter. Exclusive of the stucco-related charges taken in the third quarter of 2016, our adjusted housing gross margin percentage remained flat at 19.5% in both quarters ended September 30, 2017 and 2016. Our gross margin on land sales (land sale gross margin) declined $0.7 million as a result of fewer third party land sales in the third quarter of 2017 compared to the third quarter of 2016. Total gross margin increased $53.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as a result of a $45.8 million improvement in the gross margin of our homebuilding operations and a $7.4 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin for the nine months ended September 30, 2017, our housing gross margin improved $48.0 million as a result of the 14% increase in the number of homes delivered and the 2% increase in the average sales price of homes delivered. We recorded $8.5 million of charges in stucco-related repair costs for the nine months ended September 30, 2017 compared to $19.4 million of such charges in the prior year period. This reduction in charges also contributed to the improvement in our housing gross margin. Our housing gross margin percentage improved 120 basis points from 17.3% in the nine months ended September 30, 2016 to 18.5% in the nine months ended September 30, 2017. Exclusive of the stucco-related charges taken during the first nine months ended September 30, 2017 and 2016, our adjusted housing gross margin percentage improved 20 basis points to 19.2% in the nine months ended September 30, 2017 from 19.0%, largely as a result of product mix and the mix of communities delivering homes, partially offset by higher construction and lot costs in 2017's first nine months compared to 2016's first nine months. Our gross margin on land sales declined $2.2 million as a result of fewer third party land sales in the nine months ended September 30, 2017 compared to 2016's first nine months.

We believe the increased new contract volume during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was driven primarily by better pricing leverage in select locations and submarkets and shifts in both product and community mix. In addition, our new contracts benefited from the opening of 6 new communities during the third quarter of 2017 and 48 new communities during the nine months ended September 30, 2017, although some of these new communities opened later than expected, and did not contribute a significant number of sales contracts in the quarter. While we cannot quantify the number, we believe that our new contracts in our Florida and Texas markets were negatively impacted by the separate hurricanes that occurred during the third quarter of 2017. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities varies from year to year. As a result, our new contracts and housing gross margin may fluctuate up or down from quarter to quarter depending on the mix of communities delivering homes. The pricing improvements described above were partially offset by higher average lot and construction costs related to homebuilding industry conditions and normal supply and demand dynamics. During the three and nine months ended September 30, 2017 and 2016, we were able to pass a portion of the higher construction and lot costs to our homebuyers in the form of higher sales prices. However, we cannot provide any assurance that we will be able to continue to raise prices.
For the three months ended September 30, 2017, selling, general and administrative expense increased $5.7 million, which partially offset the increase in our gross margin discussed above, and increased as a percentage of revenue from 12.8% in the third quarter of 2016 to 13.1% in the third quarter of 2017. Selling expense increased $3.5 million from 2016's third quarter and increased as a percentage of revenue to 6.5% in 2017's third quarter compared to 6.3% for the same period in 2016. Variable selling expense for sales commissions contributed $2.2 million to the increase due to the higher average sales price of homes delivered and higher number of homes delivered. The increase in selling expense was also attributable to a $1.3 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased community count. General and administrative expense increased $2.2 million compared to the third quarter of 2016 but remained flat as a percentage of revenue at 6.6% in both the third quarter of 2017 and 2016. This dollar increase was primarily due to a $0.7 million increase in compensation expense as a result of an increase in employee count, a $1.3 million increase in land related expenses primarily due to our increased community count, and a $0.2 million increase related to start-up costs associated with our new Sarasota division. For the nine months ended September 30, 2017, selling, general and administrative expense increased $24.2 million, which partially offset the increase in our gross margin discussed above, and increased slightly as a percentage of revenue from 13.2% in the first nine months of 2016 to 13.3% in the nine months ended September 30, 2017. Selling expense increased $13.2 million from the nine months ended September 30, 2016 and increased slightly as a percentage of revenue to 6.6% in 2017's first nine months compared to 6.5% for the same period in 2016. Variable selling expense for sales commissions contributed $8.2 million to the increase due to the higher average sales price of homes delivered and higher number of homes delivered. The increase in selling expense was also attributable to a $5.0 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased community count. General and administrative expense increased $11.0 million compared to the nine months ended September 30, 2016 and remained flat as a percentage of revenue at 6.7% in both the nine months ended September 30, 2017 and 2016. This dollar increase was primarily due to a $5.1 million increase in compensation expense as a result of an increase in employee count as well as higher incentive compensation due to improved operating results, a $3.2 million increase in land related expenses primarily due to our increased community count, a $1.1 million increase related to start-up costs associated with our new Sarasota division, a $0.9 million increase in costs associated with new information systems in our financial services operation, and increases in other miscellaneous expenses.

Outlook
We believe that housing industry fundamentals are strong, but we may face some near term challenges in certain of our markets related to hurricanes that occurred in the third quarter of 2017. We have operations in Houston, Texas and in Tampa, Orlando, and Sarasota, Florida, areas that were severely impacted by the hurricanes. While these events did not significantly affect our results for the three-month or nine-month periods ended September 30, 2017, and our communities in the affected areas only experienced minimal damage, we believe our Houston and Florida operations, and our 2017 financial results, may be adversely affected in the fourth quarter and possibly future quarters by, among other things, a decline in 2017 fourth quarter new orders; land development and home construction delays and/or elevated costs stemming from general hurricane-related recovery efforts that heighten the demand for, and constrain the supply of, building materials and available trade labor; warranty repair claims from our affected homeowners; and tempered homebuyer traffic and home sales activity. We remain focused on increasing our profitability by generating additional revenue and improving overhead operating leverage, continuing to expand our market share, and investing in attractive land opportunities.
We expect to continue to emphasize the following strategic business objectives throughout the remainder of 2017:

•	profitably growing our presence in our existing markets, including opening new communities;

•	reviewing new markets for investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.
Consistent with these objectives, we took a number of steps during the nine months ended September 30, 2017 for continued improvement in 2017 and beyond, including investing $250.2 million in land acquisitions and $137.0 million in land development to help grow our presence in our existing markets. We currently estimate that we will spend approximately $525 million to $550 million on land purchases and land development in 2017, including the $387.2 million spent during the nine months ended September 30, 2017. However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home sales and deliveries and we will adjust our land spending accordingly. We opened 48 communities and closed 47 communities in the nine months ended September 30, 2017, ending 2017's first nine months with a total of 179 communities compared to 174 communities at September 30, 2016.
Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics will continue in the future.

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income; and interest expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Revenue:
Midwest homebuilding	$180,488	$166,928	$495,379	$438,016
Southern homebuilding	176,502	143,315	504,647	414,974
Mid-Atlantic homebuilding	107,670	121,659	302,305	284,527
Financial services (a)	11,763	10,562	37,938	30,564
Total revenue	$476,423	$442,464	$1,340,269	$1,168,081

Gross margin:
Midwest homebuilding	$37,264	$35,437	$100,284	$88,104
Southern homebuilding (b)	33,159	11,525	84,638	55,489
Mid-Atlantic homebuilding	19,564	21,305	54,857	50,409
Financial services (a)	11,763	10,562	37,938	30,564
Total gross margin (b)	$101,750	$78,829	$277,717	$224,566

Selling, general and administrative expense:
Midwest homebuilding	$16,377	$14,809	$46,554	$39,161
Southern homebuilding	20,077	16,774	58,135	47,109
Mid-Atlantic homebuilding	9,595	9,946	28,047	27,582
Financial services (a)	5,876	4,618	15,961	12,983
Corporate	10,548	10,676	29,178	26,876
Total selling, general and administrative expense	$62,473	$56,823	$177,875	$153,711

Operating income:
Midwest homebuilding	$20,887	$20,628	$53,730	$48,943
Southern homebuilding (b)	13,082	(5,249)	26,503	8,380
Mid-Atlantic homebuilding	9,969	11,359	26,810	22,827
Financial services (a)	5,887	5,944	21,977	17,581
Less: Corporate selling, general and administrative expense	(10,548)	(10,676)	(29,178)	(26,876)
Total operating income (b)	$39,277	$22,006	$99,842	$70,855

Interest expense:
Midwest homebuilding	$1,319	$647	$3,559	$2,539
Southern homebuilding	2,143	1,788	6,311	6,118
Mid-Atlantic homebuilding	557	601	1,988	3,058
Financial services (a)	656	551	1,989	1,445
Total interest expense	$4,675	$3,587	$13,847	$13,160

Equity in income of joint venture arrangements	(71)	(24)	(198)	(413)

Income before income taxes	$34,673	$18,443	$86,193	$58,108

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

(b)
Includes a $14.5 million charge for stucco-related repair costs in certain of our Florida communities taken during the three months ended September 30, 2016 and an $8.5 million and a $19.4 million charge for stucco-related repair costs in certain of our Florida communities taken during the nine months ended September 30, 2017 and 2016, respectively (as more fully discussed in Note 6).

The following tables show total assets by segment at September 30, 2017 and December 31, 2016:

	At September 30, 2017
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$5,078	$20,094		$6,202	$—	$31,374
Inventory (a)	514,949	623,815		285,671	—	1,424,435
Investments in joint venture arrangements	3,798	10,493		8,690	—	22,981
Other assets	13,106	24,624	(b)	11,600	256,575	305,905
Total assets	$536,931	$679,026		$312,163	$256,575	$1,784,695

	At December 31, 2016
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,989	$22,607		$3,260	$—	$29,856
Inventory (a)	399,814	484,038		302,226	—	1,186,078
Investments in joint venture arrangements	10,155	10,630		7,231	—	28,016
Other assets	25,747	35,622	(b)	13,912	229,280	304,561
Total assets	$439,705	$552,897		$326,629	$229,280	$1,548,511

(a)
Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Midwest Region
Homes delivered	461	443	1,277	1,163
New contracts, net	458	407	1,545	1,409
Backlog at end of period	1,025	918	1,025	918
Average sales price of homes delivered	$389	$374	$386	$375
Average sales price of homes in backlog	$406	$388	$406	$388
Aggregate sales value of homes in backlog	$416,029	$355,797	$416,029	$355,797
Housing revenue	$179,363	$165,894	$493,464	$435,717
Land sale revenue	$1,125	$1,034	$1,915	$2,299
Operating income homes (a)	$20,771	$19,936	$53,327	$47,938
Operating income land	$116	$692	$403	$1,005
Number of average active communities	64	62	63	67
Number of active communities, end of period	62	60	62	60
Southern Region
Homes delivered	520	410	1,459	1,158
New contracts, net	583	437	1,798	1,444
Backlog at end of period	1,013	846	1,013	846
Average sales price of homes delivered	$338	$345	$343	$344
Average sales price of homes in backlog	$355	$350	$355	$350
Aggregate sales value of homes in backlog	$359,833	$296,145	$359,833	$296,145
Housing revenue	$175,644	$141,382	$500,504	$398,249
Land sale revenue	$858	$1,933	$4,143	$16,725
Operating income homes (a) (b)	$12,924	$(5,650)	$26,234	$6,458
Operating income land	$158	$401	$269	$1,922
Number of average active communities	86	72	84	70
Number of active communities, end of period	85	74	85	74
Mid-Atlantic Region
Homes delivered	275	295	769	745
New contracts, net	184	244	736	903
Backlog at end of period	340	457	340	457
Average sales price of homes delivered	$379	$380	$385	$365
Average sales price of homes in backlog	$399	$371	$399	$371
Aggregate sales value of homes in backlog	$135,795	$169,552	$135,795	$169,552
Housing revenue	$104,335	$111,952	$295,925	$271,735
Land sale revenue	$3,335	$9,707	$6,380	$12,792
Operating income homes (a)	$9,877	$11,388	$26,598	$22,658
Operating income land	$92	$(29)	$212	$169
Number of average active communities	33	40	35	39
Number of active communities, end of period	32	40	32	40
Total Homebuilding Regions
Homes delivered	1,256	1,148	3,505	3,066
New contracts, net	1,225	1,088	4,079	3,756
Backlog at end of period	2,378	2,221	2,378	2,221
Average sales price of homes delivered	$366	$365	$368	$361
Average sales price of homes in backlog	$383	$370	$383	$370
Aggregate sales value of homes in backlog	$911,657	$821,494	$911,657	$821,494
Housing revenue	$459,342	$419,228	$1,289,893	$1,105,701
Land sale revenue	$5,318	$12,674	$12,438	$31,816
Operating income homes (a) (b)	$43,572	$25,674	$106,159	$77,054
Operating income land	$366	$1,064	$884	$3,096
Number of average active communities	183	174	182	176
Number of active communities, end of period	179	174	179	174

(a)	Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

(b)
Includes a $14.5 million charge for stucco-related repair costs in certain of our Florida communities taken during the three months ended September 30, 2016, and an $8.5 million and a $19.4 million charge for stucco-related repair costs in certain of our Florida communities taken during the nine months ended September 30, 2017 and 2016, respectively (as more fully discussed in Note 6).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Financial Services
Number of loans originated	902	848	2,467	2,213
Value of loans originated	$263,755	$250,306	$732,587	$654,905

Revenue	$11,763	$10,562	$37,938	$30,564
Less: Selling, general and administrative expense	5,876	4,618	15,961	12,983
Interest expense	656	551	1,989	1,445

Income before income taxes	$5,231	$5,393	$19,988	$16,136

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Midwest	14.1%	14.5%	12.3%	12.3%
Southern	16.7%	16.9%	16.7%	16.1%
Mid-Atlantic	12.4%	13.2%	11.1%	10.1%

Total cancellation rate	15.1%	15.2%	14.1%	13.3%

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
Adjusted housing gross margin and adjusted income before income taxes are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Housing revenue	$459,342	$419,228	$1,289,893	$1,105,701
Housing cost of sales	369,721	352,025	1,050,998	914,795

Housing gross margin	89,621	67,203	238,895	190,906
Add: Stucco-related charges (a)	—	14,500	8,500	19,409

Adjusted housing gross margin	$89,621	$81,703	$247,395	$210,315

Housing gross margin percentage	19.5%	16.0%	18.5%	17.3%
Adjusted housing gross margin percentage	19.5%	19.5%	19.2%	19.0%

Income before income taxes	$34,673	$18,443	$86,193	$58,108
Add: Stucco-related charges (a)	—	14,500	8,500	19,409

Adjusted income before income taxes	$34,673	$32,943	$94,693	$77,517

(a)	Represents warranty charges for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6).
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
Year Over Year Comparison
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
The calculation of adjusted housing gross margin (referred to below), which we believe provides a clearer measure of the ongoing performance of our business, is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Segment Non-GAAP Financial Measures.”

Midwest Region. During the three months ended September 30, 2017, homebuilding revenue in our Midwest region increased $13.6 million, from $166.9 million in the third quarter of 2016 to $180.5 million in the third quarter of 2017. This 8% increase in homebuilding revenue was the result of a 4% increase in the number of homes delivered (18 units) and a 4% increase in the average sales price of homes delivered ($15,000 per home delivered). Operating income in our Midwest region increased $0.3 million from $20.6 million in the third quarter of 2016 to $20.9 million during the quarter ended September 30, 2017. This increase in operating income was the result of a $1.8 million improvement in our gross margin, offset, in part, by a $1.6 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $2.4 million, due to the 4% increase in the number of homes delivered and the 4% increase in the average sales price of homes delivered noted above. Our housing gross margin percentage declined 20 basis points to 20.7% in the third quarter of 2017 compared to 20.9% in the prior year’s third quarter primarily due to a change in product type and market mix. Our land sale gross margin declined $0.6 million as a result of fewer land sales in the third quarter of 2017 compared to the same period in 2016.

Selling, general and administrative expense increased $1.6 million, from $14.8 million for the quarter ended September 30, 2016 to $16.4 million for the quarter ended September 30, 2017, and increased as a percentage of revenue to 9.1% from 8.9% in 2016's third quarter. The increase in selling, general and administrative expense was attributable to an increase in selling expense due to (1) a $0.9 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered and (2) a $0.7 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models.
During the three months ended September 30, 2017, we experienced a 13% increase in new contracts in our Midwest region, from 407 in the third quarter of 2016 to 458 in the third quarter of 2017, and a 12% increase in backlog from 918 homes at September 30, 2016 to 1,025 homes at September 30, 2017. The increases in new contracts and backlog were primarily due to improving demand in our newer communities compared to prior year. Average sales price in backlog increased to $406,000 at September 30, 2017 compared to $388,000 at September 30, 2016 which was primarily due to a change in product type and market mix. During the three months ended September 30, 2017, we opened one new community in our Midwest region compared to two during 2016's third quarter. Our monthly absorption rate in our Midwest region increased to 2.4 per community in the third quarter of 2017 from 2.2 per community in the third quarter of 2016.
Southern Region. During the three months ended September 30, 2017, homebuilding revenue in our Southern region increased $33.2 million, from $143.3 million in the third quarter of 2016 to $176.5 million in the third quarter of 2017. This 23% increase in homebuilding revenue was the result of a 27% increase in the number of homes delivered (110 units), offset partially by a 2% decrease in the average sales price of homes delivered ($7,000 per home delivered), primarily due to mix, and a $1.1 million decrease in land sale revenue. Operating income in our Southern region increased $18.3 million from an operating loss of $5.2 million in the third quarter of 2016 to $13.1 million in operating income during the quarter ended September 30, 2017. This increase in operating income was the result of a $21.6 million improvement in our gross margin partially offset by a $3.3 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $21.9 million, due primarily to the 27% increase in the number of homes delivered noted above and the absence of a $14.5 million charge for stucco-related repair costs in certain of our Florida communities taken during the three months ended September 30, 2016 (as more fully discussed in Note 6). Our housing gross margin percentage improved from 7.9% in prior year’s third quarter to 18.8% in the third quarter of 2017. Exclusive of the stucco-related charges in the third quarter of 2016, our adjusted housing gross margin percentage improved 70 basis points from 18.1% to 18.8%, largely due to the mix of communities delivering homes and a more favorable product mix. Our land sale gross margin declined $0.2 million as a result of fewer land sales in the third quarter of 2017 compared to the same period in 2016.
Selling, general and administrative expense increased $3.3 million from $16.8 million in the third quarter of 2016 to $20.1 million in the third quarter of 2017 and declined as a percentage of revenue to 11.4% from 11.7% in the third quarter of 2016. The increase in selling, general and administrative expense was attributable, in part, to a $2.3 million increase in selling expense due to (1) a $1.6 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and (2) a $0.7 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $1.0 million increase in general and administrative expense, which was primarily related to an increase in land related expenses.
During the three months ended September 30, 2017, we experienced a 33% increase in new contracts in our Southern region, from 437 in the third quarter of 2016 to 583 for the third quarter of 2017, and a 20% increase in backlog from 846 homes at September 30, 2016 to 1,013 homes at September 30, 2017. The increases in new contracts and backlog were primarily due to an increase in our average number of communities during the period, along with a modest improvement in demand in our Florida markets. Despite these improvements, however, our new contract volume was negatively impacted by the separate hurricanes that occurred in Florida and Texas during the quarter which we believe caused delays of approximately 20 home deliveries for the quarter and resulted in approximately $0.7 million of community and model home repair costs in the quarter. Average sales price in backlog increased to $355,000 at September 30, 2017 from $350,000 at September 30, 2016 due to a change in product type and market mix. During the three months ended September 30, 2017, we opened three communities in our Southern region compared to six during 2016's third quarter. Our monthly absorption rate in our Southern region increased to 2.3 per community in the third quarter of 2017 from 2.0 per community in the third quarter of 2016.
Mid-Atlantic Region. During the three month period ended September 30, 2017, homebuilding revenue in our Mid-Atlantic region decreased $14.0 million from $121.7 million in the third quarter of 2016 to $107.7 million in the third quarter of 2017. This 12% decrease in homebuilding revenue was the result of a 7% decrease in the number of homes delivered (20 units) primarily due to a decrease in the average number of communities during the period compared to prior year. Operating income in our Mid-Atlantic region decreased $1.4 million, from $11.4 million in the third quarter of 2016 to $10.0 million during the quarter ended September 30, 2017. This decline in operating income was primarily the result of a $1.7 million decrease in our gross margin, offset, in part, by a $0.3 million decrease in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin declined $1.8 million, due to the 7% decrease in the number of homes delivered noted above and a decline in housing gross margin percentage, partially attributable to increased competition in the region. Our housing gross margin percentage declined 40 basis points from 19.1% in last year’s third quarter to 18.7% in the third quarter of 2017 due primarily to the mix of homes delivered. Our land sale gross margin improved slightly by $0.1 million during the third quarter of 2017 compared to prior year.
Selling, general and administrative expense decreased $0.3 million from $9.9 million in the third quarter of 2016 to $9.6 million in the third quarter of 2017 but increased as a percentage of revenue to 8.9% compared to 8.2% for the third quarter of 2016. The decrease in selling, general and administrative expense was primarily due to a decrease in variable selling expenses primarily as a result of decreased sales commissions produced by the lower average sales price of homes delivered and lower number of homes delivered.
During the three months ended September 30, 2017, we experienced a 25% decrease in new contracts in our Mid-Atlantic region, from 244 in the third quarter of 2016 to 184 for the third quarter of 2017, and a 26% decrease in the number of homes in backlog from 457 homes at September 30, 2016 to 340 homes at September 30, 2017. The decreases in new contracts and backlog were primarily due to a decrease in the average number of active communities during the period compared to the prior year, as a result of delays in planned new community openings. Average sales price of homes in backlog increased from $371,000 at September 30, 2016 to $399,000 at September 30, 2017 primarily due to the mix of homes delivered. During the three months ended September 30, 2017, we opened two communities in our Mid-Atlantic region compared to three during the third quarter of 2016. Our monthly absorption rate in our Mid-Atlantic region declined to 1.9 per community in the third quarter of 2017 from 2.1 per community in the third quarter of 2016.
Financial Services. Revenue from our mortgage and title operations increased $1.2 million (11%) from $10.6 million in the third quarter of 2016 to $11.8 million in the third quarter of 2017 as a result of a 6% increase in the number of loan originations, from 848 in the third quarter of 2016 to 902 in the third quarter of 2017, and an increase in the volume of loans sold. Our average loan amount decreased slightly from $295,000 in the quarter ended September 30, 2016 to $292,000 in the quarter ended September 30, 2017.
We ended our third quarter of 2017 with a $0.1 million decrease in operating income compared to 2016's third quarter, which was primarily due to a $1.3 million increase in selling, general and administrative expense compared to the third quarter of 2016 which was attributable primarily to a $0.8 million increase in compensation expense, $0.2 million increase in computer costs related to our investment in new information systems and a $0.3 million increase in other miscellaneous expenses, offset partially by the increase in our revenue discussed above.
At September 30, 2017, M/I Financial provided financing services in all of our markets. Approximately 80% of our homes delivered during the third quarter of 2017 were financed through M/I Financial, compared to 85% in the same period in 2016. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense decreased $0.2 million, from $10.7 million for the third quarter of 2016 to $10.5 million for the third quarter of 2017.
Interest Expense - Net. Interest expense for the Company increased $1.1 million from $3.6 million for the three months ended September 30, 2016 to $4.7 million for the three months ended September 30, 2017. This increase was primarily the result of an increase in our weighted average borrowings from $607.4 million in 2016's third quarter to $714.0 million in 2017's third quarter, in addition to an increase in our weighted average borrowing rate from 5.80% in the third quarter of 2016 to 6.12% for third quarter of 2017. The increase in our weighted average borrowings and our weighted average borrowing rate primarily related to the issuance of our $250.0 million in aggregate principal amount of 2025 Senior Notes during the third quarter of 2017, partially offset by decreased borrowings under our Credit Facility (as defined below) at September 30, 2017 compared to September 30, 2016 and the conversion of all of our outstanding $57.5 million in aggregate principal amount of 2017 Convertible Senior Subordinated Notes into common shares in September 2017.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures represent our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During both the three months ended September 30, 2017 and 2016, the Company earned less than $0.1 million in equity in income from unconsolidated joint ventures.
Income Taxes. Our overall effective tax rate was 35.6% for the three months ended September 30, 2017 and 40.7% for the same period in 2016. The decline in the effective rate from the three months ended September 30, 2016 was primarily attributable to an increase in the estimated impact of annual tax benefits expected for the domestic production activities deduction which was limited in 2016 due to our then NOL federal carryforward position and a decrease in tax expense related to state tax rate changes.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Midwest Region. During the nine months ended September 30, 2017, homebuilding revenue in our Midwest region increased $57.4 million, from $438.0 million in the nine months ended September 30, 2016 to $495.4 million in the nine months ended September 30, 2017. This 13% increase in homebuilding revenue was the result of a 10% increase in the number of homes delivered (114 units) and a 3% increase in the average sales price of homes delivered ($11,000 per home delivered), offset partially by a $0.4 million decrease in land sale revenue. Operating income in our Midwest region increased $4.8 million, from $48.9 million during the nine months ended September 30, 2016 to $53.7 million during the nine months ended September 30, 2017. The increase in operating income was primarily the result of a $12.2 million increase in our gross margin, offset, in part, by a $7.4 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $12.8 million, due to the 10% increase in the number of homes delivered and the 3% increase in the average sales price of homes delivered noted above. Our housing gross margin percentage improved 20 basis points from 20.0% in prior year's first nine months to 20.2% for the same period in 2017 primarily due to a change in market mix compared to prior year. Our housing gross margin for 2016’s first nine months was unfavorably impacted by a $1.1 million charge for purchase accounting adjustments from our 2015 Minneapolis/St. Paul acquisition. Exclusive of this charge, our adjusted housing gross margin percentage remained flat at 20.2% in both periods. Our land sale gross margin declined $0.6 million as a result of fewer strategic land sales in the nine months ended September 30, 2017 compared to the same period in 2016.

Selling, general and administrative expense increased $7.4 million, from $39.2 million for the nine months ended September 30, 2016 to $46.6 million for the nine months ended September 30, 2017, and increased as a percentage of revenue to 9.4% compared to 8.9% for the same period in 2016. The increase in selling, general and administrative expense was attributable, in part, to a $5.5 million increase in selling expense due to (1) a $3.2 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered, and (2) a $2.3 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models. The increase in selling, general and administrative expense was also attributable to a $1.9 million increase in general and administrative expense, which was primarily related to a $0.6 million increase in compensation expense, a $0.5 million increase in land-related expenses and $0.8 million increase in other miscellaneous expenses.
During the nine months ended September 30, 2017, we experienced a 10% increase in new contracts in our Midwest region, from 1,409 in the nine months ended September 30, 2016 to 1,545 in the first nine months of 2017, and a 12% increase in backlog from 918 homes at September 30, 2016 to 1,025 homes at September 30, 2017. The increases in new contracts and backlog were primarily due to improving demand in our newer communities. Average sales price in backlog increased to $406,000 at September 30, 2017 compared to $388,000 at September 30, 2016 which was primarily due to product type and market mix, in 2017’s first half compared to the same period last year. During the nine months ended September 30, 2017, we opened 18 new communities in our Midwest region compared to six during 2016's first nine months. Our monthly absorption rate in our Midwest region increased to 2.7 per community in the first nine months of 2017 from 2.3 per community in the nine months ended September 30, 2016.
Southern Region. During the nine months ended September 30, 2017, homebuilding revenue in our Southern region increased $89.6 million, from $415.0 million in the nine months ended September 30, 2016 to $504.6 million in the nine months ended September 30, 2017. This 22% increase in homebuilding revenue was the result of a 26% increase in the number of homes delivered (301 units), partially offset by a $12.6 million decrease in land sale revenue and a slight decrease in the average sales price of homes delivered ($1,000 per home delivered). Operating income in our Southern region increased $18.1 million from $8.4 million in the nine months ended September 30, 2016 to $26.5 million during the nine months ended September 30, 2017. This increase in operating income was the result of a $29.1 million improvement in our gross margin offset by an $11.0 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $30.8 million, due primarily to the 26% increase in the number of homes delivered and the $10.9 million reduction in charges for stucco-related repair costs in certain of our Florida communities in 2017 compared to 2016. During the first nine months of 2017, we incurred an $8.5 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6). 2016's first nine months included charges of $19.4 million for such repairs. Our housing gross margin percentage improved from 13.5% in prior year's first nine months to 16.9% for the same period in 2017. Exclusive of the stucco-related charges in both the nine months ended September 30, 2017 and 2016, our adjusted housing gross margin percentage improved 30 basis points from 18.3% for the nine months ended September 30, 2016 to 18.6% for the nine months ended September 30, 2017, largely due to the mix of communities delivering homes and a more favorable product mix. Our land sale gross margin declined $1.7 million as a result of fewer strategic land sales in the nine months ended September 30, 2017 compared to the same period in 2016.

Selling, general and administrative expense increased $11.0 million from $47.1 million in the nine months ended September 30, 2016 to $58.1 million in the nine months ended September 30, 2017 and increased slightly as a percentage of revenue to 11.5% compared to 11.4% for the nine months ended September 30, 2016. The increase in selling, general and administrative expense was attributable, in part, to a $7.2 million increase in selling expense due to (1) a $4.4 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, and (2) a $2.8 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $3.8 million increase in general and administrative expense, which was primarily related to a $2.5 million increase in land related expenses, a $1.3 million increase in compensation related expense, $0.5 million of which related to our new Sarasota division, and a $0.6 million increase related to other costs associated with our new Sarasota division, offset partially by a $0.4 million decrease in professional fees and $0.2 million decrease in other miscellaneous expenses.
During the nine months ended September 30, 2017, we experienced a 25% increase in new contracts in our Southern region, from 1,444 in the nine months ended September 30, 2016 to 1,798 in the first nine months of 2017, and a 20% increase in backlog from 846 homes at September 30, 2016 to 1,013 homes at September 30, 2017. The increases in new contracts and backlog were primarily due to an increase in our average number of communities during the period, along with a modest improvement in demand in our Florida markets as well as continued growth in our Texas operations in the first nine months of 2017 compared to the nine months ended September 30, 2016. Despite these improvements, we believe our new contract volume was negatively impacted by the separate hurricanes that occurred in Florida and Texas during the third quarter of 2017, which we believe caused delays of approximately 20 home deliveries for the third quarter of 2017 and resulted in approximately $0.7 million of community and model home repair costs. Average sales price in backlog increased from $350,000 at September 30, 2016 to $355,000 at September 30, 2017 due to a change in product type and market mix. During the nine months ended September 30, 2017, we opened 23 communities in our Southern region compared to 19 during 2016's first nine months. Our monthly absorption rate in our Southern region increased to 2.4 per community in the nine months ended September 30, 2017 from 2.3 per community in the nine months ended September 30, 2016.
Mid-Atlantic Region. During the nine months ended September 30, 2017, homebuilding revenue in our Mid-Atlantic region increased $17.8 million from $284.5 million in the nine months ended September 30, 2016 to $302.3 million in 2017's first nine months. This 6% increase in homebuilding revenue was the result of a 5% increase in the average sales price of homes delivered ($20,000 per home delivered) and a 3% increase in the number of homes delivered (24 units). Operating income in our Mid-Atlantic region increased $4.0 million, from $22.8 million in 2016's first nine months to $26.8 million during the nine months ended September 30, 2017. This increase in operating income was primarily the result of a $4.4 million increase in our gross margin, partially offset by a $0.4 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $4.4 million, due to the 5% increase in the average sales price of homes delivered and the 3% increase in the number of homes delivered noted above. Our housing gross margin percentage remained flat at18.5% in both prior year’s and current year’s first nine months. Our land sale gross margin also remained flat in the nine months ended September 30, 2017 compared to the same period in 2016.
Selling, general and administrative expense increased $0.4 million from $27.6 million in the nine months ended September 30, 2016 to $28.0 million in 2017's first nine months but declined as a percentage of revenue to 9.3% compared to 9.7% for 2016's first nine months. The increase in selling, general and administrative expense was primarily attributable to an increase in selling expense primarily due to an increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered.
During the nine-month period ended September 30, 2017, we experienced an 18% decrease in new contracts in our Mid-Atlantic region, from 903 in the nine months ended September 30, 2016 to 736 in the nine months ended September 30, 2017, and a 26% decrease in the number of homes in backlog from 457 homes at September 30, 2016 to 340 homes at September 30, 2017. The decreases in new contracts and backlog were primarily due to a decrease in the average number of active communities during the period compared to the prior year, and partly as a result of delays in planned new community openings in the period compared to the prior year. Average sales price of homes in backlog increased, however, from $371,000 at September 30, 2016 to $399,000 at September 30, 2017. During the nine months ended September 30, 2017, we opened seven communities in our Mid-Atlantic region compared to nine during 2016's first nine months. Our monthly absorption rate in our Mid-Atlantic region declined to 2.4 per community in the nine months ended September 30, 2017 from 2.6 per community in the nine months ended September 30, 2016.
Financial Services. Revenue from our mortgage and title operations increased $7.3 million (24%) from $30.6 million in the nine months ended September 30, 2016 to $37.9 million in the nine months ended September 30, 2017 as a result of an 11% increase in the number of loan originations, from 2,213 in the nine months ended September 30, 2016 to 2,467 in the nine months ended September 30, 2017, and a slight increase in the average loan amount from $296,000 in the nine months ended September 30,

2016 to $297,000 in the nine months ended September 30, 2017. We also experienced an increase in the volume of loans sold, a gain from the sale of a portion of our servicing portfolio during the first quarter of 2017, and higher margins on loans sold in the period than we experienced in prior year.

Our financial service operations ended the first nine months of 2017 with a $4.4 million increase in operating income compared to the nine months ended September 30, 2016, which was primarily due to the increase in our revenue discussed above, offset, in part, by a $3.0 million increase in selling, general and administrative expense compared to 2016's first nine months, which was primarily attributable to a $1.8 million increase in compensation expense, a $0.6 million increase in computer costs related to our investment in new information systems, and a $0.6 million increase in other miscellaneous expenses.
At September 30, 2017, M/I Financial provided financing services in all of our markets. Approximately 80% of our homes delivered during the nine months ended September 30, 2017 were financed through M/I Financial, compared to 84% in the same period in 2016. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $2.3 million, from $26.9 million for the nine months ended September 30, 2016 to $29.2 million for the nine months ended September 30, 2017. The increase was primarily due to a $1.9 million increase in compensation expense, a $0.2 million increase related to costs associated with new information systems, and a $0.2 million increase in other miscellaneous expenses.
Interest Expense - Net. Interest expense for the Company increased $0.6 million, from $13.2 million in the nine months ended September 30, 2016 to $13.8 million in the nine months ended September 30, 2017. This increase was primarily the result of an increase in our weighted average borrowings from $610.8 million in the nine months ended September 30, 2016 to $665.5 million in the nine months ended September 30, 2017. The increase in our weighted average borrowings primarily related to the issuance of our $250.0 million in aggregate principal amount of 2025 Senior Notes during the third quarter of 2017 in addition to increased borrowings under our Credit Facility (as defined below) during 2017's first nine months compared to 2016's first nine months. Our weighted average borrowing rate also increased from 5.79% in the nine months ended September 30, 2016 to 5.87% for 2017's first nine months which was primarily due to the interest rate payable on our newly issued 2025 Senior Notes noted above.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures represent our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During the nine months ended September 30, 2017 and 2016, the Company earned $0.2 million and $0.4 million in equity in income from unconsolidated joint ventures, respectively.
Income Taxes. Our overall effective tax rate was 34.8% for the nine months ended September 30, 2017 and 38.0% for the same period in 2016. The effective rate decline for the nine months ended September 30, 2017 was primarily attributable to an increase in the estimated impact of annual tax benefits expected for the domestic production activities deduction which was limited in 2016 due to our then NOL federal carryforward position and the recognition of excess tax benefits from employee share-based payment transactions during the first nine months of 2017 per ASU 2016-09.

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
Adjusted housing gross margin for our Midwest and Southern regions is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016

Midwest region:
Housing revenue	$179,363	$165,894	$493,464	$435,717
Housing cost of sales	142,215	131,149	393,583	348,618

Housing gross margin	37,148	34,745	99,881	87,099
Add: Purchase accounting adjustments (a)	—	—	—	1,081

Adjusted housing gross margin	$37,148	$34,745	$99,881	$88,180

Housing gross margin percentage	20.7%	20.9%	20.2%	20.0%
Adjusted housing gross margin percentage	20.7%	20.9%	20.2%	20.2%

Southern region:
Housing revenue	$175,644	$141,382	$500,504	$398,249
Housing cost of sales	142,643	130,258	416,135	344,682

Housing gross margin	33,001	11,124	84,369	53,567
Add: Stucco-related charges (b)	—	14,500	8,500	19,409

Adjusted housing gross margin	$33,001	$25,624	$92,869	$72,976

Housing gross margin percentage	18.8%	7.9%	16.9%	13.5%
Adjusted housing gross margin percentage	18.8%	18.1%	18.6%	18.3%

(a)	Represents purchase accounting adjustments from our 2015 Minneapolis/St. Paul acquisition.

(b)
Represents warranty charges for stucco-related repair costs in certain of our Florida communities taken during the three and nine months ended September 30, 2017 and 2016. With respect to this matter, during the quarter ended September 30, 2017, we identified 60 additional homes in need of repair and completed repairs on 167 homes, and, at September 30, 2017, we have 252 homes in various stages of repair.  See Note 6 for further information.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At September 30, 2017, we had $103.6 million of cash, cash equivalents and restricted cash, with $103.0 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $69.6 million increase in unrestricted cash and cash equivalents from December 31, 2016. Our principal uses of cash for the nine months ended September 30, 2017 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, and short-term working capital and debt service requirements, including the repayment of amounts outstanding under our credit facilities. In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans and the sale of mortgage servicing rights, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
In addition, in August 2017, we issued $250 million in aggregate principal amount of 2025 Senior Notes, resulting in $245.9 million of cash proceeds, net of issuance costs. We used $138.0 million of the net proceeds from the issuance of the 2025 Senior Notes to repay all outstanding borrowings under the Credit Facility.

In September 2017, the holders of all of our outstanding 2017 Convertible Senior Subordinated Notes elected to convert their Notes into our common shares and we issued approximately 2.4 million common shares in connection therewith. We also announced in September 2017 that we will redeem all 2,000 of our outstanding Series A Preferred Shares. On October 16, 2017, we redeemed such shares for $50.4 million in cash.

We are actively acquiring and developing lots in our markets to replenish and grow our lot supply and active community count. We expect to continue to expand our business based on the anticipated level of demand for new homes in our markets. During the nine months ended September 30, 2017, we delivered 3,505 homes, started 4,205 homes, and spent $250.2 million on land purchases and $137.0 million on land development. Based upon our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $525 million to $550 million on land purchases and land development during 2017, including the $387.2 million spent during the nine months ended September 30, 2017.
We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to these land option agreements, as of September 30, 2017, we had purchase agreements to acquire $672.9 million of land and lots during the remainder of 2017 through 2028.
Land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home deliveries and adjust our land spending accordingly.
Operating Cash Flow Activities. During the nine-month period ended September 30, 2017, we used $66.0 million of cash in operating activities, compared to $26.5 million of cash provided by operating activities during the nine months ended September 30, 2016. The cash used in operating activities in the first nine months of 2017 was primarily a result of a $212.7 million increase in inventory and a decrease in accrued compensation of $9.3 million, offset partially by net income of $56.2 million, along with $66.4 million of proceeds from the sale of mortgage loans net of mortgage loan originations and an increase in accounts payable, other assets and customer deposits totaling $30.6 million. The $26.5 million of cash provided by operating activities in the first nine months of 2016 was primarily a result of net income and deferred tax expense totaling $57.0 million, along with $32.5 million of proceeds from the sale of mortgage loans net of mortgage loan originations and an increase in accounts payable and other liabilities of $41.3 million, offset partially by a $96.5 million increase in inventory and a decrease in accrued compensation of $6.1 million.

Investing Cash Flow Activities. During the nine months ended September 30, 2017, we used $5.1 million of cash from investing activities, compared to $21.7 million of cash used in investing activities during the nine months ended September 30, 2016. This decrease in cash used was primarily due to our purchase of an airplane during the first quarter of 2016, in addition to proceeds received related to the sale of mortgage servicing rights of $7.6 million that occurred during the nine months ended September 30, 2017.

Financing Cash Flow Activities. During the nine months ended September 30, 2017, we generated $140.3 million of cash from financing activities, compared to generating $5.4 million of cash during the nine months ended September 30, 2016. The $134.9 million increase in cash generated by financing activities was primarily due to the issuance of our $250.0 million in aggregate principal amount of 2025 Senior Notes offset, in part, by increased repayments of borrowings under our Credit Facility (as defined below) and our M/I Financial credit facilities during the period.
At September 30, 2017 and December 31, 2016, our ratio of homebuilding debt to capital was 47% and 43%, respectively, calculated as the carrying value of our outstanding homebuilding debt divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. The increase compared to December 31, 2016 was due to a higher amount of homebuilding debt outstanding partially offset by an increase in shareholders’ equity at September 30, 2017. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
We fund our operations with cash flows from operating activities, including proceeds from home deliveries, land sales and the sale of mortgage loans. We believe that these sources of cash, along with our balance of unrestricted cash and borrowings available under our credit facilities, will be sufficient to fund our currently anticipated working capital needs, investment in land and land development, construction of homes, operating expenses, planned capital spending, and debt service requirements for at least the next twelve months. In addition, we routinely monitor current operational and debt service requirements, financial market conditions, and credit relationships and we may choose to seek additional capital by issuing new debt and/or equity securities to strengthen our liquidity or our long-term capital structure. For example, in August 2017, we issued $250.0 million in aggregate principal amount of 2025 Senior Notes, as discussed above. The financing needs of our homebuilding and financial services operations depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, debt maturity dates, and other factors. If we seek such additional capital, there can be no assurance that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing shareholders and/or increase our interest costs.
The Company is a party to three primary credit agreements: (1) a $475 million unsecured revolving credit facility, dated July 18, 2013, as most recently amended on July 18, 2017, with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries (the (“Credit Facility”); (2) a $125 million secured mortgage warehousing agreement (which increases to $150 million during certain periods), dated June 24, 2016, as amended on June 23, 2017, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $35 million mortgage repurchase agreement, dated November 3, 2015, as most recently amended on May 16, 2017, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”).
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of September 30, 2017:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	7/18/2021	$—	$434,188
Notes payable – financial services (b)	(b)	$91,275	$769

(a)
The available amount under the Credit Facility was computed in accordance with a borrowing base, which was calculated by applying various advance rates for different categories of inventory and totaled $512.1 million of availability for additional senior debt at September 30, 2017. As a result, the full $475 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings and $40.8 million of letters of credit outstanding at September 30, 2017, leaving $434.2 million available. The Credit Facility has an expiration date of July 18, 2021.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements as of September 30, 2017 was $185 million. The MIF Mortgage Warehousing Agreement has an expiration date of June 22, 2018 and the MIF Mortgage Repurchase Facility has an expiration date of October 30, 2017. M/I Financial expects to enter into an amendment to the MIF Mortgage Repurchase Facility prior to its expiration that would extend its term for an additional year, but M/I Financial can provide no assurance that it will be able to obtain such an extension.

Notes Payable - Homebuilding.

Homebuilding Credit Facility. The Credit Facility provides for an aggregate commitment amount of $475 million, including a $125 million sub-facility for letters of credit. In addition, the Credit Facility has an accordion feature under which the Company may increase the aggregate commitment amount up to $500 million, subject to certain conditions, including obtaining additional commitments from existing or new lenders. The Credit Facility matures on July 18, 2021. Interest on amounts borrowed under the Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of the one month LIBOR rate plus a margin of 250 basis points. The margin is subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio.

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $481.1 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 11), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries. The guarantors for the Credit Facility are the same subsidiaries that guarantee our 2025 Senior Notes, our $300.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Senior Notes”), and our $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”).
As of September 30, 2017, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of September 30, 2017:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$481.1	$677.2
Leverage Ratio	≤	0.60	0.46
Interest Coverage Ratio	≥	1.5 to 1.0	5.3 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$203.2	$7.6
Unsold Housing Units and Model Homes	≤	1,727	1,071

Homebuilding Letter of Credit Facility. As of September 30, 2017, the Company was a party to one secured credit agreement for the issuance of letters of credit outside of the Credit Facility (the “Letter of Credit Facility”). During the third quarter of 2017, the Company extended the maturity date on the Letter of Credit Facility for an additional year to September 30, 2018 and reduced the amount of the remaining facility from $2.0 million to $1.0 million. Under the terms of the Letter of Credit Facility, letters of credit can be issued for maximum terms ranging from one year up to three years. The Letter of Credit Facility contains a cash collateral requirement of 101%. Upon maturity or the earlier termination of the Letter of Credit Facility, letters of credit that have been issued under the Letter of Credit Facility remain outstanding with cash collateral in place through the expiration date.

As of September 30, 2017, there was a total of $0.6 million of letters of credit issued under the Letter of Credit Facility, which was collateralized with $0.6 million of restricted cash.

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $125 million which may be increased to $150 million during certain periods of expected increases in the volume of mortgage originations, specifically from September 25, 2017 to October 16, 2017 and from December 15, 2017 to February 2, 2018. The MIF Mortgage Warehousing Agreement expires on June 22, 2018. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the greater of (1) the floating LIBOR rate plus a spread of 237.5 basis points and (2) 2.75%.
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
As of September 30, 2017, there was $63.3 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of September 30, 2017:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.6 to 1.0
Liquidity	≥	$6.25	$19.0
Adjusted Net Income	>	$0.0	$12.4
Tangible Net Worth	≥	$12.5	$21.8
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The MIF Repurchase Facility provides for a maximum borrowing availability of $35 million. The MIF Mortgage Repurchase Facility expires on October 30, 2017. M/I Financial expects to enter into an amendment to the MIF Mortgage Repurchase Facility prior to its expiration that would extend its term for an additional year, but M/I Financial can provide no assurance that it will be able to obtain such an extension. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of September 30, 2017, there was $28.0 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants as of September 30, 2017.

Senior Notes and Convertible Senior Subordinated Notes.

5.625% Senior Notes. In August 2017, the Company issued $250 million aggregate principal amount of 5.625% Senior Notes due 2025. The 2025 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes. As of September 30, 2017, the Company was in compliance with all terms, conditions, and covenants under the indenture. See Note 7 for more information regarding the 2025 Senior Notes.

6.75% Senior Notes. In December 2015, the Company issued $300 million aggregate principal amount of 6.75% Senior Notes due 2021. The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of September 30, 2017, the Company was in compliance with all terms, conditions, and covenants under the indenture. See Note 7 for more information regarding the 2021 Senior Notes.

3.0% Convertible Senior Subordinated Notes. In March 2013, the Company issued $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018. The conversion rate initially equals 30.9478 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018.  We may consider various alternatives for refinancing the 2018 Convertible Senior Subordinated Notes on or prior to their maturity date, including the issuance of debt and/or equity securities and other transactions and sources of capital. The timing and nature of such transactions, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.  To the extent that any of the 2018 Convertible Senior Subordinated Notes remain outstanding at maturity and are not converted into our common shares, we expect to pay the principal amount of such outstanding notes (plus any accrued and unpaid interest that is due and payable) on the maturity date in accordance with the terms of the indenture from cash on hand, amounts available under our Credit Facility, the proceeds of any issuance of our debt and/or equity securities and/or other sources of capital. See Note 7 for more information regarding the 2018 Convertible Senior Subordinated Notes.

3.25% Convertible Senior Subordinated Notes. On September 11, 2012, the Company issued $57.5 million in aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017. The 2017 Convertible Senior Subordinated Notes were scheduled to mature on September 15, 2017 and the deadline for holders to convert the 2017 Convertible Senior Subordinated Notes was September 13, 2017. As a result of conversion elections made by holders of the 2017 Convertible Senior Subordinated Notes, all $57.5 million in aggregate principal amount of the 2017 Convertible Senior Subordinated Notes were converted and settled through the issuance of our common shares. In total we issued approximately 2.4 million common shares (at a conversion price per common share of $23.80). In accordance with the indenture governing the 2017 Convertible Senior Subordinated Notes, the Company paid interest on such Notes to but excluding September 15, 2017. On December 31, 2016, we had $57.5 million of our 2017 Convertible Senior Subordinated Notes outstanding.

Weighted Average Borrowings. For the three months ended September 30, 2017 and 2016, our weighted average borrowings outstanding were $714.0 million and $607.4 million, respectively, with a weighted average interest rate of 6.12% and 5.80%, respectively. The increase in our weighted average borrowings related to the issuance of our $250.0 million in aggregate principal amount of 2025 Senior Notes in the third quarter of 2017, partially offset by a decrease in borrowings under our Credit Facility during the third quarter of 2017 compared to the third quarter of 2016 and the conversion of all of our outstanding $57.5 million in aggregate principal amount of 2017 Convertible Senior Subordinated Notes into common shares in September 2017.

At September 30, 2017, there were no outstanding borrowings under the Credit Facility as we used a portion of the net proceeds from the offering of the 2025 Senior Notes to pay the outstanding balance under the Credit Facility. During the nine months ended September 30, 2017, the average daily amount outstanding under the Credit Facility was $100.6 million and the maximum amount outstanding under the Credit Facility was $187.7 million. Based on our current anticipated spending on home construction, land acquisition and development in the fourth quarter of 2017, as well as the redemption of all of the outstanding Series A Preferred Shares on October 16, 2017, offset by expected cash receipts from home deliveries, we expect to borrow under the Credit Facility during the fourth quarter of 2017, with an estimated peak amount outstanding not expected to exceed $50 million. The actual amount borrowed during the fourth quarter of 2017 (and the peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company and any repayments or redemptions of outstanding debt.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $40.8 million of letters of credit issued and outstanding under the Credit Facility at September 30, 2017. During the nine months ended September 30, 2017, the average daily amount of letters of credit outstanding under the Credit Facility was $38.6 million and the maximum amount of letters of credit outstanding under the Credit Facility was $43.3 million.

At September 30, 2017, M/I Financial had $63.3 million outstanding under the MIF Mortgage Warehousing Agreement.  During the nine months ended September 30, 2017, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $50.9 million and the maximum amount outstanding was $120.1 million, which occurred during January, while the “seasonal increase” provision was in effect and the maximum borrowing availability was $150.0 million.

At September 30, 2017, M/I Financial had $28.0 million outstanding under the MIF Mortgage Repurchase Facility.  During the nine months ended September 30, 2017, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $15.0 million and the maximum amount outstanding was $33.2 million, which occurred during January, while the “seasonal increase” provision was in effect and the maximum borrowing availability was $35.0 million.
Preferred Shares. At September 30, 2017, we had 2,000,000 depositary shares, each representing 1/1000th of a Series A Preferred Share, or 2,000 Series A Preferred Shares in the aggregate, outstanding. On September 14, 2017, we announced that we will redeem all 2,000 outstanding Series A Preferred Shares (and the 2,000,000 related depositary shares) on October 16, 2017 for an aggregate redemption price of approximately $50.4 million. We consummated the redemption on October 16, 2017, which reduced the restricted payments basket with respect to our 2025 Senior Notes and our 2021 Senior Notes by an equal amount. Prior to redemption, dividends on the Series A Preferred Shares were non-cumulative, if declared by us, were paid at an annual rate of 9.75% and were payable quarterly in arrears on March 15, June 15, September 15 and December 15. Pursuant to the terms of the Series A Preferred Shares, we had the right to redeem the Series A Preferred Shares in whole or in part (provided, that any redemption that would reduce the aggregate liquidation preference of the Series A Preferred Shares below $25 million in the aggregate was restricted to a redemption in whole only) at any time or from time to time at a cash redemption price equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the redemption date). Pursuant to the terms of the Series A Preferred Shares, Series A Preferred Shares that have been redeemed have the status of authorized and unissued preferred shares of the Company undesignated as to series and may be redesignated and reissued as part of any series of preferred shares.
We declared and paid a quarterly dividend of $609.375 per share on our Series A Preferred Shares in both the third quarter of 2017 and 2016 for $1.2 million and have paid aggregate dividend payments of $3.7 million for the nine months ended September 30, 2017 and 2016.
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

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2017 have not changed materially from those reported in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016, except that:

•	In July 2017, we entered into the Second Amendment to the Credit Facility;

•	In August 2017, we issued $250 million in aggregate principal amount of 5.625% Senior Notes, and used a portion of the proceeds to repay all outstanding borrowings under the Credit Facility;

•	In September 2017, all $57.5 million in aggregate principal amount of 2017 Convertible Senior Subordinated Notes converted into approximately 2.4 million common shares; and

•	As of September 30, 2017, borrowings under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility were $63.3 million and $28.0 million, respectively.

All of the items above are further described in Note 7 of our Unaudited Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” section above.

Included in the table below is a summary of future cash requirements under the Company’s contractual obligations with regard to our long-term debt and interest commitments as of September 30, 2017:

	Payments due by period
		October 1, 2017 through	January 1, 2020 through
	Total	December 31, 2019	December 31, 2021	Thereafter
Notes payable bank – homebuilding operations (a)	$—	$—	$—	$—
Notes payable bank – financial services (b)	91,399	91,399	—	—
Senior notes (including interest)	730,766	68,547	355,969	306,250
Convertible senior subordinated notes (including interest)	87,544	87,544	—	—
Total	$909,709	$247,490	$355,969	$306,250

(a)	At September 30, 2017, there were no borrowings outstanding under the Credit Facility.

(b)
Borrowings under the MIF Mortgage Warehousing Agreement are at the greater of (1) the floating LIBOR rate plus a spread of 237.5 basis points and (2) 2.75%.  Borrowings under the MIF Mortgage Repurchase Facility are at the floating LIBOR rate plus 250 or 275 basis points, depending on the loan type. Total borrowings outstanding under both agreements at September 30, 2017 had a weighted average interest rate of 3.6%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.

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
Land Option Agreements.  In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2017 and December 31, 2016, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
At September 30, 2017, “Consolidated Inventory Not Owned” was $22.2 million. At September 30, 2017, the corresponding liability of $22.2 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of September 30, 2017 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $49.6 million, including cash deposits of $31.4 million, prepaid acquisition costs of $5.4 million, letters of credit of $7.8 million and $5.0 million of other non-cash deposits.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of September 30, 2017, the Company had outstanding $167.7 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through September 2024.  Included in this total are: (1) $118.8 million of performance and maintenance bonds and $32.9 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $8.5 million of financial letters of credit; and (3) $7.5 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
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

The table below shows the notional amounts of our financial instruments at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2017	2016
Best-effort contracts and related committed IRLCs	$2,571	$6,607
Uncommitted IRLCs	105,104	66,875
FMBSs related to uncommitted IRLCs	105,000	66,000
Best-effort contracts and related mortgage loans held for sale	10,423	125,348
FMBSs related to mortgage loans held for sale	81,000	33,000
Mortgage loans held for sale covered by FMBSs	81,244	32,870

The table below shows the measurement of assets and liabilities at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2017	2016
Mortgage loans held for sale	$91,987	$154,020
Forward sales of mortgage-backed securities	471	230
Interest rate lock commitments	366	250
Best-efforts contracts	(60)	(90)
Total	$92,764	$154,410

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2017	2016	2017	2016
Mortgage loans held for sale	$(64)	$(1,127)	$4,326	$1,059
Forward sales of mortgage-backed securities	(128)	1,443	241	(245)
Interest rate lock commitments	22	(531)	116	388
Best-efforts contracts	(41)	15	30	31
Total (loss) gain recognized	$(211)	$(200)	$4,713	$1,233

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of September 30, 2017. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at September 30, 2017. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total	9/30/2017
ASSETS:
Mortgage loans held for sale:
Fixed rate	$91,615	—	—	—	—	—	$91,615	$89,827
Weighted average interest rate	3.92%	—	—	—	—	—	3.92%
Variable rate	$2,187	—	—	—	—	—	$2,187	$2,160
Weighted average interest rate	3.26%	—	—	—	—	—	3.26%

LIABILITIES:
Long-term debt — fixed rate	$162	$86,778	$292	$292	$300,188	$250,000	$637,712	$656,324
Weighted average interest rate	3.83%	3.01%	3.37%	3.37%	6.74%	5.63%	5.80%
Short-term debt — variable rate	$91,275	—	—	—	—	—	$91,275	$91,275
Weighted average interest rate	3.61%	—	—	—	—	—	3.61%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common shares or Series A Preferred Shares during the three months ended September 30, 2017.

See Note 7 above for more information regarding the limit imposed by the indenture governing our 2025 Senior Notes and the indenture governing our 2021 Senior Notes on our ability to pay dividends on, and repurchase, our common shares and any preferred shares of the Company then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1	Eighth Amended and Restated Master Letter of Credit Facility Agreement by and between M/I Homes, Inc. and U.S. Bank National Association, dated as of September 30, 2017. (Filed herewith.)

10.2
Second Amendment to Credit Agreement, dated July 18, 2017, by and among M/I Homes, Inc., as borrower, the lenders party thereto and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017.

10.3
Indenture, dated as of August 3, 2017, by and among M/I Homes, Inc., the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 5.625% Senior Notes due 2025, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 3, 2017.

10.4	Form of 5.625% Senior Notes due 2025 incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 3, 2017.

10.5
Registration Rights Agreement, dated as of August 3, 2017, by and among M/I Homes, Inc., the guarantors named therein and the initial purchasers named therein, dated as of August 3, 2017, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 3, 2017.

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

M/I Homes, Inc.
(Registrant)

Date:	October 27, 2017	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	October 27, 2017	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Eighth Amended and Restated Master Letter of Credit Facility Agreement by and between M/I Homes, Inc. and U.S. Bank National Association, dated as of September 30, 2017. (Filed herewith.)

10.2
Second Amendment to Credit Agreement, dated July 18, 2017, by and among M/I Homes, Inc., as borrower, the lenders party thereto and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017.

10.3
Indenture, dated as of August 3, 2017, by and among M/I Homes, Inc., the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 5.625% Senior Notes due 2025, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 3, 2017.

10.4	Form of 5.625% Senior Notes due 2025 incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 3, 2017.

10.5
Registration Rights Agreement, dated as of August 3, 2017, by and among M/I Homes, Inc., the guarantors named therein and the initial purchasers named therein, dated as of August 3, 2017, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 3, 2017.

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