Form 10-K
period 2017-12-31
M I HOMES INC
filed 2018-02-16
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares (its only class of common equity) held by non-affiliates (24,487,187 shares) was approximately $699.1 million.  The number of common shares of the registrant outstanding as of February 14, 2018 was 27,869,964.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Item 1. BUSINESS
General
M/I Homes, Inc. and subsidiaries (the “Company,” “we,” “us” or “our”) is one of the nation’s leading builders of single-family homes. The Company was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976. Since that time, the Company has sold over 105,600 homes.
The Company consists of two distinct operations: homebuilding and financial services. Our homebuilding operations are aggregated for reporting purposes into three reporting segments - the Midwest, Mid-Atlantic and Southern regions. Our financial services operations support our homebuilding operations by providing mortgage loans and title services to the customers of our homebuilding operations and are reported as an independent segment. Please see Note 15 to our Consolidated Financial Statements for additional information related to the financial and operating results for each of our reporting segments.
Our homebuilding operations comprise the most significant portion of our business, representing 97% of consolidated revenue in 2017 and 98% in 2016. We design, market, construct and sell single-family homes and attached townhomes to first-time, move-up, empty-nester and luxury buyers. In addition to home sales, our homebuilding operations generate revenue from the sale of land and lots. We use the term “home” to refer to a single-family residence, whether it is a single-family home or other type of residential property, and we use the term “community” to refer to a single development in which we construct homes. We primarily construct homes in planned development communities and mixed-use communities. We are currently offering homes for sale in 188 communities within 15 markets located in nine states. Our average sales price of homes delivered during 2017 was $369,000, and the average sales price of our homes in backlog at December 31, 2017 was $393,000. We offer homes ranging from a base sales price of approximately $170,000 to $1,400,000 and believe that this range of price points allows us to appeal to and attract a wide range of buyers. We further believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality within a given price range, providing superior customer service and offering mortgage and title services in order to fully serve our customers. In our experience, our product offerings and customer service make the homebuying process more efficient for our customers.
Our financial services operations generate revenue primarily from originating and selling mortgages and collecting fees for title insurance and closing services. We offer mortgage banking services to our homebuyers through our 100%-owned subsidiary, M/I Financial, LLC (“M/I Financial”). We offer title services through subsidiaries that are either 100% or majority owned by the Company. Our financial services operations accounted for 3% of our consolidated revenues in 2017 and 2% in 2016. See the “Financial Services” section below for additional information regarding our financial services operations.
Our principal executive offices are located at 3 Easton Oval, Suite 500, Columbus, Ohio 43219. The telephone number of our corporate headquarters is (614) 418-8000 and our website address is www.mihomes.com. Information on our website is not a part of and shall not be deemed incorporated by reference in this Form 10-K.

Markets
For reporting purposes, our 15 homebuilding divisions are aggregated into the following three segments:

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
Industry Overview and Current Market Conditions
Housing market conditions were generally favorable in 2017 as demand for new homes improved, reflecting positive underlying demographic and economic trends, including low interest rates and improved consumer confidence, higher employment levels in most of our markets and modest wage growth. Despite increases in short-term interest rates initiated by the Federal Reserve during 2017, and further increases by the Federal Reserve anticipated in 2018, we expect continued modest improvement in the overall housing market in 2018 driven by the economic factors cited above, as well as accelerating household formation, improving costs of ownership compared with rental costs, and attractive home affordability relative to income levels. We also expect the recently enacted Tax Cuts and Jobs Act of 2017 (the “Tax Act”) to have a positive impact on our business as a result of higher net income levels for some prospective home buyers and a generally stimulative effect on job creation and the U.S. economy.
According to the U.S. Census Bureau, new home sales increased in 2017 with 625,000 new homes sold in the United States compared to 563,000 sold in 2016 and 501,000 sold in 2015, and we expect new home sales to continue to increase in 2018. The number of housing permits issued in the United States also increased to an estimated 1,192,000 in 2017 compared to 1,187,000 in 2016 and 1,178,000 in 2015.
Business Strategy
We believe that we are well-positioned to achieve further growth in 2018 as a result of our plans to increase our number of average active communities and our competitive position in our markets. Consistent with our focus on improving long-term financial results, we expect to continue to emphasize the following strategic business objectives in 2018:

•	profitably growing our presence in our existing markets, including opening new communities;

•	maintaining a strong balance sheet;

•	emphasizing customer service, product quality and design, and premier locations; and

•	reviewing new markets for additional expansion opportunities.
However, we can provide no assurance that the positive trends reflected in our financial and operating metrics in 2016 and 2017 will continue in 2018.

Sales and Marketing
During 2017, we continued to focus our marketing efforts on first-time and move-up homebuyers, including home designs targeted to first-time, millennial and empty-nester homebuyers. We market and sell our homes primarily under the M/I Homes and Showcase Collection (exclusively by M/I Homes) brands. Following our acquisition of a privately-held homebuilder in the Minneapolis/St. Paul market in December 2015, we use the Hans Hagen brand in that market. Our marketing efforts are directed at driving interest in and preference for the M/I Homes brands over other homebuilders or the resale market.
We provide our homebuyers with the following products, programs and services which we believe differentiate our brand: (1) homes with high quality construction located in attractive areas and desirable communities that are supported by our industry leading 15-year transferable structural warranty in all of our markets other than Texas and a 10-year transferable structural warranty in our Texas markets; (2) fully furnished model homes and highly-trained sales consultants to build the buyer’s confidence and enhance the quality of the homebuying experience; (3) our Whole Home Building Standards which are designed to deliver features and benefits that satisfy the buyer’s expectation for a better-built home, including a more eco-friendly and energy efficient home that we believe will generally save our customers up to 30% on their energy costs compared to a home that is built to minimum code requirements; (4) our StyleSmart Design Centers and StyleSmart Design Consultants that assist our homebuyers in selecting product and design options; (5) our mortgage financing programs that we offer through M/I Financial, including competitive fixed-rate and adjustable-rate loans; (6) our Ready Now Homes program which offers homebuyers the opportunity to close on certain new homes in 60 days or less; and (7) our unwavering focus on customer care and customer satisfaction.
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
Our company-employed sales consultants are trained and prepared to meet the buyer’s expectations and build the buyer’s confidence by fully explaining the features and benefits of our homes, helping each buyer determine which home best suits their needs, explaining the construction process, and assisting the buyer in choosing the best financing option. Significant attention is given to the ongoing training of all sales personnel to assure a high level of professionalism and product knowledge. As of December 31, 2017, we employed 212 home sales consultants.
By offering Whole Home Energy-Efficient Homes to our customers, we enable our homebuyers to save on their energy costs (the second largest cost of home ownership) compared to a home that is built to minimum code requirements. We use independent RESNET-Certified Raters and the HERS (Home Energy Rating System) Index, the national standard for energy efficiency, to measure the performance of our homes, including insulation, ventilation, air tightness, and the heating and cooling system. Our divisions’ average scores are generally lower (and, therefore, better) than the Environmental Protection Agency’s Energy Star target standard of 72-75 or the average score for a resale home (130 or higher).
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
We also build inventory homes in most of our communities to offer homebuyers the opportunity to close on certain new homes in 60 days or less. These homes enhance our marketing and sales efforts to prospective homebuyers who require a home delivery within a short time frame and allow us to compete effectively with existing homes available in the market and improve our profits and returns. We determine our inventory homes strategy in each market based on local market factors, such as job growth, the number of job relocations, housing demand and supply, seasonality and our past experience in the market. We maintain a level of inventory homes in each community based on our current and planned sales pace, and we monitor and adjust inventory homes on an ongoing basis as conditions warrant.
We seek to keep our homebuyers actively involved in the construction of their new home, giving them increased communication throughout the design and construction process. Our goal is to put the buyer first and enhance the total homebuying experience. We believe prompt and courteous responses to homebuyers’ needs throughout the homebuying process reduce post-delivery repair costs, enhance our reputation for quality and service, and encourage repeat and referral business from homebuyers and the real estate community.
Finally, we believe our ultimate differentiator comes from the principles our company was founded upon -- integrity and delivering superior customer service and a quality product. Our customer satisfaction scores are measured by an independent third-party company at both 30 days and 6 months after delivery to hold us accountable for building a home of the highest quality.
We market our homes using traditional media such as newspapers, direct mail, billboards, radio and television. The particular media used differs from market to market based on area demographics and other competitive factors. In recent years, we have also significantly increased the reach of our website through enhanced search engine optimization and search engine marketing. We also have increased our presence on referral sites, such as Zillow.com and NewHomeSource.com, to drive sales leads to our internet sales associates.  We also use email and database marketing to maintain communication with existing prospects and customers. We use our social media presence to communicate to potential homebuyers the experiences of customers who have purchased our homes and to provide content about our homes and design features. In the last five years, we have experienced a significant increase in sales from buyers who initially discovered us online.
In late 2017, we began preparing for the launch of our “Welcome to Better” brand refresh campaign in January 2018. This campaign allows us to refocus, as a homebuilder, on what we do and how we do it. Inspiration for “Welcome to Better” came from the words of our Founder Irving Schottenstein, “From the very beginning, M/I’s core values were clearly understood … build a better home and care about the customer.” Combined with visual changes to our brand, this campaign reflects the values of M/I Homes - Quality, Integrity, Trust and Care. “Welcome to Better” invites the customer to explore how we are meaningfully different and calls attention to the high standards we maintain.

Product Lines, Design and Construction
Our residential communities are generally located in suburban areas that are easily accessible through public and personal transportation. Our communities are designed as neighborhoods that fit existing land characteristics. We strive to achieve diversity among architectural styles within a community by offering a variety of house models and several exterior design options for each model. We also preserve existing trees and foliage whenever practicable. Normally, homes of the same type or color may not be built next to each other. We believe our communities have attractive entrances with distinctive signage and landscaping and our added attention to community detail avoids a “development” appearance and gives each community a diversified neighborhood appearance.
We offer homes ranging from a base sales price of approximately $170,000 to $1,400,000 and from approximately 1,300 to 5,500 square feet. In addition to single-family detached homes, we also offer attached townhomes in some of our markets. By offering a wide range of homes, we are able to attract first-time, millennial, move-up, empty-nester and luxury homebuyers. It is our goal to sell more than one home to our buyers, and we believe we have had success in this strategy.
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
We are actively implementing our “Smart Series” plans of smaller square footage to target a more affordable sales price in several of our markets. Our “Smart Series” is intended to offer buyers excellent value, great locations, and pre-selected packages of upgraded finishes and appliances. We target entry-level and move-up buyers and focus significant attention on current trends, livability and offering design flexibility to our customers. We have value-engineered all of our product lines to reduce production costs and construction cycle times while adhering to our quality standards and using materials and construction techniques that reflect our commitment to more environmentally conscious homebuilding methods. One of our core values is to offer homes that reflect current design and lifestyle trends. Our homebuilding divisions share successful plans with other divisions, when appropriate.
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
We begin construction on a majority of our homes after we have obtained a sales contract and preliminary oral confirmation from the buyer’s lender that financing should be approved. In certain markets, contracts may be accepted contingent upon the sale of an existing home, and construction may be authorized through a certain phase prior to satisfaction of that contingency. The construction of our homes typically takes approximately four to six months from the start of construction to completion of the home, depending on the size and complexity of the particular home being built, weather conditions, and the availability of labor, materials, and supplies. We also construct inventory homes (i.e., homes started in the absence of an executed contract) to facilitate delivery of homes on an immediate-need basis under our Ready Now Homes program and to provide presentation of new products. For some prospective buyers, selling their existing home has become a less predictable process and, as a result, when they sell their home, they often need to find, buy and move into a new home in 60 days or less. Other buyers simply prefer the certainty provided by being able to fully visualize a home before purchasing it. Of the total number of homes closed in 2017 and 2016, 47% and 48%, respectively, were inventory homes which include both homes started as inventory homes and homes that started under a contract that were later cancelled and became inventory homes as a result.
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
As of December 31, 2017, we had a total of 2,014 homes, with $791.3 million aggregate sales value, in backlog in various stages of completion, including homes that are under contract but for which construction had not yet begun. As of December 31, 2016, we had a total of 1,804 homes, with $685.5 million aggregate sales value, in backlog. Homes included in year-end backlog are typically included in homes delivered in the subsequent year.
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

Although our subcontractors are generally required to repair and replace any product or labor defects during their respective warranty periods, we are ultimately responsible to the homeowner for making such repairs during our applicable warranty period. Accordingly, we have estimated and established reserves for both our Home Builder’s Limited Warranty and potential future structural warranty costs based on the number of home deliveries and historical data trends for our communities. In the case of the structural warranty, we also employ an actuary to assist in the determination of our future costs on an annual basis. Our warranty expense (excluding stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8 to our Consolidated Financial Statements)) was approximately 0.8%, 0.9% and 1.0% of total housing revenue in 2017, 2016 and 2015, respectively.
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
In 2017, we continued to increase our investments in land acquisition, land development and housing inventory to meet increasing housing demand and expand our operations in certain markets. In 2017 and 2016, we developed over 72% and 74%, respectively, of our lots internally, primarily due to a lack of availability of developed lots in desirable locations in the market. Raw land that requires development generally remains more available. In order to minimize our investment and risk of large exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the cost of land investment and development through joint ownership and development agreements, joint ventures, and other similar arrangements. For joint venture arrangements where a special purpose entity is established to own the property, we enter into limited liability company or similar arrangements (“LLCs”) with the other partners. Further details relating to our joint venture arrangements are included in Note 1 to our Consolidated Financial Statements.
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

In the normal course of our homebuilding business, we balance the economic risk of owning lots and land with the necessity of having lots available for construction of our homes. The following table sets forth our land position in lots (including lots held in joint venture arrangements) at December 31, 2017:

	Lots Owned
Region	Developed Lots	Lots Under Development	Undeveloped Lots (a)	Total Lots Owned	Lots Under Contract	Total
Midwest	2,360	218	1,878	4,456	6,220	10,676
Southern	2,227	1,381	1,862	5,470	7,668	13,138
Mid-Atlantic	775	433	488	1,696	3,021	4,717
Total	5,362	2,032	4,228	11,622	16,909	28,531

(a)	Includes our interest in raw land held by joint venture arrangements expected to be developed into 598 lots.
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
Employees
At December 31, 2017, we employed 1,238 people (including part-time employees), of which 985 were employed in homebuilding operations, 156 were employed in financial services and 97 were employed in management and administrative services. No employees are represented by a collective bargaining agreement.
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
Item 1A. RISK FACTORS
Our future results of operations, financial condition and liquidity and the market price for our securities are subject to numerous risks, many of which are driven by factors that we cannot control. The following cautionary discussion of risks, uncertainties and assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not currently determined to be material, could also adversely affect our business, results of operations, financial condition, prospects and cash flows. Also see “Special Note of Caution Regarding Forward-Looking Statements” above.

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
The homebuilding industry is fragmented and highly competitive. We compete with numerous public and private homebuilders, including some that are substantially larger than us and may have greater financial resources than we do. We also compete with community developers and land development companies, some of which are also homebuilders or affiliates of homebuilders. Homebuilders compete for customers, land, building materials, subcontractor labor and financing. Competition for home orders primarily is based upon home sales price, location of property, home style, financing available to prospective homebuyers, quality of homes built, customer service and general reputation in the community, and may vary by market, sub-market and even by community. Additionally, competition within the homebuilding industry can be impacted by an excess supply of new and existing homes available for sale resulting from a number of factors including, among other things, increases in unsold started homes available for sale and increases in home foreclosures. Increased competition may cause us to decrease our home sales prices and/or increase home sales incentives in an effort to generate new home sales and maintain homes in backlog until they close. Increased competition can also result in us selling fewer homes or experiencing a higher number of cancellations by homebuyers. These competitive pressures may negatively impact our future financial and operating results.
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
While mortgage interest rates increased modestly in 2017, they currently remain near historical lows. The Federal Reserve raised its benchmark rate several times during 2017 and additional increases in interest rates are likely, and these (or further) increases could affect the costs of owning a home and could reduce the demand for our homes.
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
Tax law changes could make home ownership more expensive and/or less attractive.
Prior to the enactment of the Tax Act , which was signed into law in December 2017, significant expenses of owning a home, including residential consumer mortgage loan interest costs and real estate taxes, generally were deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income, subject to various limitations. The Tax Act establishes new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including property taxes. Through the end of 2025, under the Tax Act, the annual deduction for property taxes and state and local income or sales taxes generally is limited to $10,000. Furthermore, through the end of 2025, the deduction for mortgage interest is only available with respect to acquisition indebtedness that does not exceed $750,000. The Tax Act also raises the standard deduction to help fully or partially offset these new limits. These changes could, however, reduce the actual or perceived affordability of homeownership, and therefore the demand for homes, and/or have a moderating impact on home sales prices, especially in areas with relatively high housing prices and/or high state and local income taxes and real estate taxes. In addition, if the federal government further changes, or a state government changes, its income tax laws by eliminating or substantially reducing the income tax benefits associated with homeownership, the after-tax cost of owning a home could measurably increase. Any increases in personal income tax rates and/or tax deduction limits or restrictions enacted at the federal or state levels, including those enacted under the Tax Act, could adversely impact demand for and/or selling prices of new homes, including our homes, and the effect on our consolidated financial statements could be adverse and material.
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
The mortgage warehousing agreement of our financial services segment will expire in June 2018.
M/I Financial is party to a $125 million secured mortgage warehousing agreement, as amended, among M/I Financial, the lenders party thereto and the administrative agent (the “MIF Mortgage Warehousing Agreement”). M/I Financial uses the MIF Mortgage Warehousing Agreement to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement will expire on June 22, 2018. If we are unable to renew or replace the MIF Mortgage Warehousing Agreement when it matures, the activities of our financial services segment could be seriously impeded and our home sales and our homebuilding and financial services results of operations may be adversely affected.
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
Our $475 million unsecured revolving credit facility dated July 18, 2013, as amended, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly-owned homebuilding subsidiaries (the “Credit Facility”), the indenture governing our 5.625% Senior Notes due 2025 (the “2025 Senior Notes”) and the indenture governing our 6.75% Senior Notes due 2021 (the “2021 Senior Notes”) impose restrictions on our operations and activities. These restrictions and/or our failure to comply with the terms of our indebtedness could have a material adverse effect on our results of operations, financial condition and ability to operate our business.
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

The indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes also contain covenants that may restrict our ability to operate our business and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise. Failure to comply with these covenants or any of the other restrictions or covenants contained in the indenture governing the 2025 Senior Notes and/or the indenture governing the 2021 Senior Notes could result in a default under the applicable indenture, in which case holders of the 2025 Senior Notes and/or the 2021 Senior Notes may be entitled to cause the sums evidenced by such notes to become due immediately. This acceleration of our obligations under the 2025 Senior Notes and the 2021 Senior Notes could force us into bankruptcy or liquidation and we may be unable to repay those amounts without selling substantial assets, which might be at prices well below the long-term fair values and carrying values of the assets. Our ability to comply with the foregoing restrictions and covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
In addition, while the indenture governing our $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”) does not contain any financial or operating covenants relating to or restrictions on the payment of dividends, the incurrence of indebtedness or the repurchase or issuance of securities by us or any of our subsidiaries, the indenture does impose certain other requirements on us, such as the requirement to offer to repurchase the 2018 Convertible Senior Subordinated Notes upon a fundamental change, as defined in the indenture. Our failure to comply with the requirements contained in the indenture governing the 2018 Convertible Senior Subordinated Notes could result in a default under such indenture, in which case holders of the 2018 Convertible Senior Subordinated Notes may be entitled to cause the sums evidenced by such notes to become due immediately. The acceleration of our obligations under the 2018 Convertible Senior Subordinated Notes could have the same effect as an acceleration of the 2025 Senior Notes or the 2021 Senior Notes described above.
Our indebtedness could adversely affect our financial condition, and we and our subsidiaries may incur additional indebtedness, which could increase the risks created by our indebtedness.
As of December 31, 2017, we had approximately $639.5 million of indebtedness (net of debt issuance costs), excluding issuances of letters of credit, the MIF Mortgage Warehousing Agreement and our $35 million mortgage repurchase agreement with M/I Financial as borrower, as amended and restated on October 30, 2017 (the “MIF Mortgage Repurchase Facility”), and we had $426.0 million of remaining availability for borrowings under the Credit Facility. In addition, under the terms of the Credit Facility, the indentures governing the 2025 Senior Notes, 2021 Senior Notes and the 2018 Convertible Senior Subordinated Notes and the documents governing our other indebtedness, we have the ability, subject to applicable debt covenants, to incur additional indebtedness. The incurrence of additional indebtedness could magnify other risks related to us and our business. Our indebtedness and any future indebtedness we may incur could have a significant adverse effect on our future financial condition.
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

•
our debt level and the various covenants contained in the Credit Facility, the respective indentures governing our 2025 Senior Notes and 2021 Senior Notes and the documents governing our other indebtedness could place us at a relative competitive disadvantage as compared to some of our competitors; and

•
the terms of our indebtedness could prevent us from raising the funds necessary to repurchase all of the 2025 Senior Notes and the 2021 Senior Notes tendered to us upon the occurrence of a change of control or all of the 2018 Convertible Senior Subordinated Notes upon the occurrence of a fundamental change, which, in each case, would constitute a default under the applicable indenture, which in turn could trigger a default under the Credit Facility and the documents governing our other indebtedness.

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
Our homes are constructed by employees of subcontractors and other parties. We have limited ability to control what these parties pay their employees or the rules they impose on their employees. However, various governmental agencies may seek to hold parties like us responsible for violations of wage and hour laws and other labor laws by subcontractors. A ruling by the National Labor Relations Board that a company, under some circumstances, could be held responsible for labor violations by its contractors has been recently withdrawn. Although this ruling has been withdrawn, a similar ruling in the future by the National Labor Relations Board or other courts or governmental agencies could make us responsible for labor violations committed by our subcontractors. Governmental rulings that hold us responsible for labor practices by our subcontractors could create substantial exposures for us under our subcontractor relationships.
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

We have received claims related to stucco installation from homeowners in certain of our communities in our Tampa and Orlando, Florida markets and have been named as a defendant in legal proceedings initiated by certain of such homeowners. While we have estimated our overall future stucco repair costs, our review of the stucco-related issues in our Florida communities is ongoing. Our estimate of our overall stucco repair costs is based on our judgment, various assumptions and internal data. Given the inherent uncertainties, we cannot provide assurance that the final costs to resolve these claims will not exceed our accrual and adversely affect our results of operations, financial condition and cash flows. Please see Note 1 and Note 8 to the Company’s Consolidated Financial Statements for further information regarding these stucco claims and our warranty reserves.

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
Several of our markets, specifically our operations in Florida, North Carolina, Washington, D.C. and Texas, are situated in geographical areas that are regularly impacted by severe storms, including hurricanes, flooding and tornadoes. For example, in September 2017, Hurricane Harvey and Hurricane Irma caused disruption and delays in our Houston and Florida markets which may continue to impact results in these markets in fiscal 2018. In addition, our operations in the Midwest can be impacted by severe storms, including tornadoes. The occurrence of these or other natural disasters can cause delays in the completion of, or increase the cost of, developing one or more of our communities, and as a result could materially and adversely impact our results of operations.
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
The Company and certain of its subsidiaries have received claims from homeowners in certain of our Florida communities (and been named as a defendant in legal proceedings initiated by certain of such homeowners) related to stucco on their homes. Please refer to Note 8 to the Company’s Consolidated Financial Statements for further information regarding these stucco claims.
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
Market for Common Shares and Dividends
The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.” As of February 14, 2018, there were approximately 337 record holders of the Company’s common shares. At that date, there were 29,508,718 common shares issued and 27,869,964 common shares outstanding.
The table below presents the high and low sales prices of the Company’s common shares during each of the quarters presented:

2017	HIGH	LOW

First quarter	$26.63	$22.55
Second quarter	29.41	23.62
Third quarter	28.57	24.08
Fourth quarter	36.92	26.60

2016

First quarter	$21.95	$15.56
Second quarter	20.54	17.00
Third quarter	23.87	18.36
Fourth quarter	26.70	20.40
The Company declared and paid a quarterly dividend of $609.375 per share on our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) for each of the first three quarters of 2017 and for each quarter in 2016 (for aggregate dividend payments of $3.7 million and $4.9 million, respectively). There were no cash dividends declared or paid to common shareholders in 2017 or 2016. On October 16, 2017, the Company redeemed all 2,000 of its outstanding Series A Preferred Shares.
Please see Note 11 to our Consolidated Financial Statements for additional information related to the restrictions on our ability to pay dividends on, and repurchase, our common shares.

Performance Graph
The following graph illustrates the Company’s performance in the form of cumulative total return to holders of our common shares for the last five calendar years through December 31, 2017, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Stock Index and the Standard & Poor’s 500 Homebuilding Index.

Comparison of Cumulative Year Total Return
Index Value
220
200
180
160
140
120
100
80
60
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
M/I Homes, Inc.
S&P 500
S&P 500 Homebuilding Index

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
M/I Homes, Inc.	$100.00	$96.04	$86.64	$82.72	$95.02	$129.81
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P 500 Homebuilding Index	100.00	109.40	121.90	132.32	120.69	209.21
Share Repurchases
During the year ended December 31, 2017, the Company did not repurchase any common shares. Please see Note 11 to our Consolidated Financial Statements for more information regarding our ability to repurchase our shares.

The following table sets forth certain information relating to the Company's redemption of its 2,000 Series A Preferred Shares during the three months ended December 31, 2017:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017	2,000(1)	$25,209.896	—	—
November 1, 2017	—	—	—	—
December 1, 2017	—	—	—	—
Total	2,000	$25,209.896	—	—

(1)
On October 16, 2017, the Company redeemed all 2,000 outstanding Series A Preferred Shares (and the 2,000,000 related depository shares), at a redemption price of $25,000 per share plus an amount equal to $209.896 (the amount of the accrued and unpaid dividends thereon (whether or not earned or declared) from September 15, 2017 to (but excluding) October 16, 2017), for a total payment of $25,209.896 per share. The Series A Preferred Shares are each represented by 1,000 depositary shares.

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

(In thousands, except per share amounts)	2017	2016	2015	2014	2013
Income Statement (Year Ended December 31):
Revenue	$1,961,971	$1,691,327	$1,418,395	$1,215,180	$1,036,782
Gross margin (a)	$393,268	$329,152	$300,094	$252,732	$206,469
Income before income taxes (a) (b)	$120,324	$91,785	$86,929	$69,736	$41,335
Net income (a) (b) (c) (d)	$72,081	$56,609	$51,763	$50,789	$151,423
Preferred dividends	$3,656	$4,875	$4,875	$4,875	$3,656
Excess of fair value over book value of preferred shares redeemed	$2,257	$—	$—	$—	$2,190
Net income to common shareholders	$66,168	$51,734	$46,888	$45,914	$145,577
Earnings per share to common shareholders:
Basic:	$2.57	$2.10	$1.91	$1.88	$6.11
Diluted:	$2.26	$1.84	$1.68	$1.65	$5.24
Weighted average shares outstanding:
Basic	25,769	24,666	24,575	24,463	23,822
Diluted	30,688	30,116	30,047	29,912	28,763
Balance Sheet (December 31):
Inventory	$1,414,574	$1,215,934	$1,112,042	$918,589	$690,934
Total assets	$1,864,771	$1,548,511	$1,415,554	$1,205,239	$1,102,104
Notes payable banks – homebuilding operations	$—	$40,300	$43,800	$30,000	$—
Notes payable banks – financial services operations	$168,195	$152,895	$123,648	$85,379	$80,029
Notes payable - other	$10,576	$6,415	$8,441	$9,518	$7,790
Convertible senior subordinated notes due 2017 - net	$—	$57,093	$56,518	$55,943	$55,369
Convertible senior subordinated notes due 2018 - net	$86,132	$85,423	$84,714	$84,006	$83,297
Senior notes - net	$542,831	$295,677	$294,727	$226,099	$225,082
Shareholders’ equity	$747,298	$654,174	$596,566	$544,295	$492,803

(a)
Includes pre-tax charges of $8.5 million and $19.4 million for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8 to our Consolidated Financial Statements) taken during the years ended December 31, 2017 and 2016, respectively, and $7.7 million, $4.0 million, $3.6 million, $3.5 million and $5.8 million related to pre-tax impairment charges taken during the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

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

(d)
Includes a non-cash provisional tax expense of approximately $6.5 million ($0.21 per diluted share) related to the re-measurement of our deferred tax assets as a result of the Tax Act enacted in December 2017 for the year ended December 31, 2017. For further information on the impacts of the Tax Act, please see Note 14 to our Consolidated Financial Statements.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

OVERVIEW
M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having sold over 105,600 homes since we commenced homebuilding activities in 1976. The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)), and the Company also uses the Hans Hagen brand in its Minneapolis/St. Paul, Minnesota market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Tampa, Orlando and Sarasota, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.
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
As of December 31, 2017, our projections generally assume a gradual improvement in market conditions. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of December 31, 2017, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums.
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
Land Option or Purchase Agreements. In accordance with ASC 810-10, Consolidation (“ASC 810”), we analyze our land option or purchase agreements to determine whether the corresponding land seller is a variable interest entity (“VIE”) and, if so, whether we are the primary beneficiary (using an analysis similar to that described in Note 1 to our Consolidated Financial Statements within the description of our significant accounting policy for VIEs). Although we do not have legal title to the optioned land,

ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory Not Owned on our Consolidated Balance Sheets. At both December 31, 2017 and 2016, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements. Please see Note 1 to our Consolidated Financial Statements and the “Off-Balance Sheet Arrangements” section below for additional information related to our off-balance-sheet arrangements.
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
While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Our warranty reserves have been adversely affected by stucco-related repairs in certain of our Florida communities in each of 2016 and 2017. Please see Note 1 and Note 8 to our Consolidated Financial Statements for additional information related to our warranty reserves.
Self-insurance Reserves. Self-insurance reserves are made for estimated liabilities associated with employee health care, workers’ compensation, and general liability insurance. The reserves related to employee health care and workers’ compensation are based on historical experience and open case reserves. Our workers’ compensation claims and our general liability claims are insured by a third party, except for workers compensation claims made in the State of Ohio where the Company is self-insured. The Company records a reserve for general liability claims falling below the Company’s deductible. The reserve estimate is based on an actuarial evaluation of our past history of general liability claims, other industry specific factors and specific event analysis. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts. Please see Note 1 to our Consolidated Financial Statements for additional information related to our self-insurance reserves.
Stock-Based Compensation.  We measure and recognize compensation expense associated with our grant of equity-based awards in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”), which generally requires that companies measure and recognize stock-based compensation expense in an amount equal to the fair value of share-based awards granted under compensation arrangements over the related vesting period. As discussed further in Notes 1 and 2 to our Consolidated Financial Statements, we have granted share-based awards to certain of our employees and directors in the form of stock options, director stock units and performance share units (“PSU’s”).
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
Valuation of Deferred Tax Assets. The Company records income taxes under the asset and liability method, under which deferred tax assets and liabilities are recognized based on future tax consequences attributable to (1) temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (2) operating loss and tax credit carryforwards, if applicable. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the change is enacted. During the fourth quarter of 2017, the Tax Act was passed which resulted in a non-cash provisional tax expense of approximately $6.5 million related to the re-measurement of our deferred tax assets. Please see Note 14 to our Consolidated Financial Statements for further discussion.
In accordance with ASC 740-10, Income Taxes (“ASC 740”), we evaluate the realizability of our deferred tax assets, including the benefit from net operating losses (“NOLs”) and tax credit carryforwards, to determine if a valuation allowance is required based on whether it is more likely than not (a likelihood of more than 50%) that all or any portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required. Please see Note 1 to our Consolidated Financial Statements for additional information related to our valuation of deferred tax assets. We have no valuation allowance on our deferred tax assets and state NOL carryforwards at December 31, 2016.
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
Houston, Texas
San Antonio, Texas
RESULTS OF OPERATIONS
Overview
For the year ended December 31, 2017, we achieved record levels of new contracts, homes delivered, and revenue. Our complementary financial services business also achieved record results in 2017. Conditions in most of our markets remained steady with modest improvement in demand for new homes compared with the same period in 2016, supported by favorable fundamentals, including improved levels of household formation, continued increases in employment, low interest rates, improved consumer confidence and continued mortgage availability, along with a constrained supply of both existing and new homes. These conditions, the continued execution of our strategic business initiatives and strong performance in our financial services business enabled us to achieve the following improved Company results, in comparison to the year ended December 31, 2016:

•	New contracts increased 11% to 5,299 - a record high for our Company

•	Homes delivered increased 14% to 5,089 - a record high for our Company

•	Average price of homes delivered increased 3% to $369,000

•	Number of homes in backlog increased 12%, and our total sales value in backlog increased 15% to $791 million

•	Average sales price of homes in backlog increased 3% to $393,000 - a record high for our Company

•	Revenue increased 16% to $1.96 billion - a record high for our Company

•	Number of active communities at December 31, 2017 increased 6% to 188 - a record high for our Company

Income before income taxes for the twelve months ended December 31, 2017 increased 31% from $91.8 million for the year ended December 31, 2016 to $120.3 million for the year ended December 31, 2017. Income before income taxes for 2017 was unfavorably impacted by an $8.5 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed below and in Note 8 to our Consolidated Financial Statements) and asset impairment charges of $7.7 million. Income before income taxes for 2016 was unfavorably impacted by a $19.4 million charge for stucco-related repair costs and asset impairment charges of $4.0 million. Excluding stucco-related and impairment charges in both 2017 and 2016, adjusted income before income taxes increased 19% from $115.2 million in 2016 to $136.5 million in 2017.
In addition, during the year ended December 31, 2017, we completed the following with respect to our capital structure:

•	issued $250 million in aggregate principal amount of 5.625% Senior Notes due 2025 (the “2025 Senior Notes”) for net proceeds of approximately $246 million;

•
issued approximately 2.4 million common shares upon the conversion of all $57.5 million aggregate principal amount of our then outstanding 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”); and

•
redeemed all 2,000 of our then outstanding 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) (and the 2,000,000 related depositary shares) on October 16, 2017 (for $50.4 million), and recorded a $2.3 million non-cash equity charge in connection therewith.

Each of the above actions is more fully described in the footnotes to our Consolidated Financial Statements and below under “Liquidity and Capital Resources.”

The calculations of adjusted income before income taxes, adjusted housing gross margin and adjusted net income to common shareholders (referred to below), which we believe provide a clearer measure of the ongoing performance of our business, are described and reconciled to income before income taxes, housing gross margin and net income to common shareholders, the financial measures that are calculated using our GAAP results, below under “Non-GAAP Financial Measures.”

Summary of Company Financial Results in 2017
In 2017, we achieved net income to common shareholders of $66.2 million, or $2.26 per diluted share, which includes a non-cash provisional tax expense of approximately $6.5 million related to the re-measurement of our deferred tax assets as a result of the Tax Act, a $2.3 million non-cash equity charge resulting from the excess of fair value over carrying value of our Series A Preferred Shares that were called for redemption in the third quarter of 2017, and $3.7 million in dividend payments made to holders of our then outstanding Series A Preferred Shares. This compares to net income to common shareholders of $51.7 million, or $1.84 per diluted share in 2016, which includes $4.9 million in dividend payments made to holders of our Series A Preferred Shares in the period. Excluding the impact of the deferred tax asset re-measurement and the equity adjustment related to the redemption of our Series A Preferred Shares in 2017, as well as after-tax impact of asset impairment and stucco-related charges taken in both 2017 and 2016 (as discussed above), adjusted net income to common shareholders increased 29% from $66.2 million in 2016 to $85.3 million in 2017.
In 2017, we recorded total revenue of $1.96 billion, of which $1.88 billion was from homes delivered, $33.7 million was from land sales, and $49.7 million was from our financial services operations. Revenue from homes delivered increased 17% from 2016 driven primarily by the 607 additional homes delivered in 2017 (a 14% increase) and the 3% increase in the average sales price of homes delivered in 2017 ($10,000 per home delivered) compared to 2016. Revenue from land sales decreased $5.1 million from 2016 due primarily to fewer land sales in our Southern region in the current year compared to the prior year. Revenue from our financial services segment increased 18% to $49.7 million in 2017 as a result of increases in the number of loan originations, increases in the average loan amount, the sale of a portion of the servicing portfolio, a higher volume of loans sold, and more favorable market conditions in the first half of the year.
Total gross margin (total revenue less total land and housing costs) increased $64.1 million in 2017 compared to 2016 as a result of a $56.4 million improvement in the gross margin of our homebuilding operations and a $7.7 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $57.7 million, due to the 14% increase in the number of homes delivered, the 3% increase in the average sales price of homes delivered and a decline of $10.9 million in stucco-related repair charges, partially offset by a $3.7 million increase in asset impairment charges. Our housing gross margin percentage improved 50 basis points from 17.6% in the prior year to 18.1% in 2017. Exclusive of the stucco-related and impairment charges in both years, our adjusted housing gross margin percentage remained flat at 19.0% in both 2017 and 2016. Our gross margin on land sales (land gross margin) declined $1.3 million in 2017 compared to 2016 as a result of fewer land sales in the current year compared to the prior year.
We believe the increased sales volume and higher sales prices on homes delivered in 2017 were driven primarily by better pricing leverage in select locations and submarkets and shifts in both product and community mix. In addition, our new contracts benefited from the opening of 67 new communities during 2017. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities varies from year to year. As a result, our new contracts and housing gross margin may fluctuate up or down from year to year depending on the mix of communities delivering homes. The pricing improvements described above were partially offset by higher average lot and construction costs related to homebuilding industry conditions and normal supply and demand dynamics. In 2017, we were able to pass a portion of the higher construction and lot costs to our homebuyers in the form of higher sales prices. However, we cannot provide any assurance that we will be able to continue to raise prices.
For 2017, selling, general and administrative expense increased $34.2 million, and remained flat as a percentage of revenue at 13.0% in both 2017 and 2016. Selling expense increased $19.5 million from 2016 and increased slightly as a percentage of revenue to 6.5% in 2017 compared to 6.4% for 2016. Variable selling expense for sales commissions contributed $11.4 million to the increase due to the higher average sales price of homes delivered and higher number of homes delivered. The increase in selling expense was also attributable to an $8.1 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased average community count, a $2.7 million increase in advertising expenses ($1.2 million of which is related to the launch of our “Welcome to Better” re-branding campaign, as described more fully in the “Business” section above), and a $0.7 million increase related to start-up costs associated with our new Sarasota division. General and administrative expense increased $14.7 million compared to 2016 but declined as a percentage of revenue from 6.6% in 2016 to 6.4% in 2017. This dollar increase primarily resulted from a $7.0 million increase in compensation expense due to an increase in employee count as well as higher incentive and share-based compensation due to improved operating results, a $3.6 million increase in land related expenses, a $1.4 million increase related to start-up costs associated with our Sarasota division, a $1.2 million increase in costs associated with new information systems, a $0.5 million increase in charitable contributions, and a $1.0 million increase in other miscellaneous expenses.

Outlook
We believe that housing industry fundamentals are solid and that continued growth in employment, modest wage growth, historically low interest rates (despite recent increases in rates) and growing consumer confidence will lead to improved levels of household formation and modest improvement in demand for new homes in 2018. We also expect the recently enacted Tax Act to have a positive impact on our business, as a result of higher net income levels for some prospective home buyers and a generally stimulative effect on job creation and the U.S. economy.
We remain focused on increasing our profitability by generating additional revenue and improving overhead operating leverage, continuing to expand our market share, and investing in attractive land opportunities.
We expect to continue to emphasize the following strategic business objectives in 2018:

•	profitably growing our presence in our existing markets, including opening new communities;

•	reviewing new markets for investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.

Consistent with these objectives, we took a number of steps in 2017 for continued improvement in our financial and operating results in 2018 and beyond, including investing $328.2 million in land acquisitions and $200.7 million in land development in 2017 to help grow our presence in our existing markets. We currently estimate that we will spend approximately $550 million to $600 million on land purchases and land development in 2018. However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home sales and deliveries, and we will adjust our land spending accordingly.
We ended 2017 with more than 28,500 lots under control, which represents a 5.6 year supply of lots based on 2017 homes delivered, including certain lots that we anticipate selling to third parties. This represents a 24% increase from our approximately 23,000 lots under control at the end of 2016. We also opened 67 communities and closed 57 communities in 2017, ending the year with a total of 188 communities. In 2018, we estimate that our average community count will increase by 10% from our average community count of 183 communities for 2017.
Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics will continue in the future.

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); interest expense; and depreciation and amortization for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
(In thousands)	2017	2016	2015
Revenue:
Midwest homebuilding	$742,577	$637,894	$500,873
Southern homebuilding	730,482	602,273	514,747
Mid-Atlantic homebuilding	439,219	409,149	366,800
Financial services (a)	49,693	42,011	35,975
Total revenue	$1,961,971	$1,691,327	$1,418,395

Gross margin:
Midwest homebuilding	$149,080	$126,675	$96,527
Southern homebuilding (b)	119,719	87,815	104,168
Mid-Atlantic homebuilding	74,776	72,651	63,424
Financial services (a)	49,693	42,011	35,975
Total gross margin (b) (c)	$393,268	$329,152	$300,094

Selling, general and administrative expense:
Midwest homebuilding	$67,558	$56,229	$45,091
Southern homebuilding	82,921	67,417	56,892
Mid-Atlantic homebuilding	39,178	39,201	38,280
Financial services (a)	22,405	18,749	14,943
Corporate	42,547	38,813	33,094
Total selling, general and administrative expense	$254,609	$220,409	$188,300

Operating income (loss):
Midwest homebuilding	$81,522	$70,446	$51,436
Southern homebuilding (b)	36,798	20,398	47,276
Mid-Atlantic homebuilding	35,598	33,450	25,144
Financial services (a)	27,288	23,262	21,032
Less: Corporate selling, general and administrative expense	(42,547)	(38,813)	(33,094)
Total operating income (b) (c)	$138,659	$108,743	$111,794

Interest expense:
Midwest homebuilding	$5,010	$3,754	$4,005
Southern homebuilding	8,508	8,039	7,244
Mid-Atlantic homebuilding	2,599	3,693	4,656
Financial services (a)	2,757	2,112	1,616
Total interest expense	$18,874	$17,598	$17,521

Equity in income of joint venture arrangements	$(539)	$(640)	$(498)
Loss on early extinguishment of debt	—	—	7,842

Income before income taxes	$120,324	$91,785	$86,929

Depreciation and amortization:
Midwest homebuilding	$2,069	$1,752	$1,614
Southern homebuilding	3,014	2,525	2,069
Mid-Atlantic homebuilding	1,565	1,645	1,464
Financial services	1,503	1,948	1,213
Corporate	6,023	5,736	4,568
Total depreciation and amortization	$14,174	$13,606	$10,928

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

(b)
The years ended December 31, 2017 and 2016 include an $8.5 million and a $19.4 million charge, respectively, for stucco-related repair costs in certain of our Florida communities (as more fully discussed below and in Note 8 to our Consolidated Financial Statements).

(c)
For the years ended December 31, 2017, 2016 and 2015, total gross margin and total operating income were reduced by $7.7 million, $4.0 million and $3.6 million, respectively, related to asset impairment charges taken during the period.

The following tables show total assets by segment at December 31, 2017, 2016 and 2015:

	At December 31, 2017
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,933	$20,719		$6,904	$—	$32,556
Inventory (a)	500,671	636,019		245,328	—	1,382,018
Investments in joint venture arrangements	4,410	9,677		6,438	—	20,525
Other assets	13,573	38,784	(b)	13,311	364,004	429,672
Total assets	$523,587	$705,199		$271,981	$364,004	$1,864,771

	At December 31, 2016
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$3,989	$22,607		$3,260	$—		$29,856
Inventory (a)	399,814	484,038		302,226	—		1,186,078
Investments in joint venture arrangements	10,155	10,630		7,231	—		28,016
Other assets	25,747	35,622	(b)	13,912	229,280	(c)	304,561
Total assets	$439,705	$552,897		$326,629	$229,280		$1,548,511

	At December 31, 2015
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,379	$16,128		$4,203	$—	$23,710
Inventory (a)	368,748	416,443		303,141	—	1,088,332
Investments in unconsolidated joint ventures	5,976	30,991		—	—	36,967
Other assets	10,018	23,704	(b)	7,253	225,570	266,545
Total assets	$388,121	$487,266		$314,597	$225,570	$1,415,554

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

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Midwest Region
Homes delivered	1,907	1,690	1,417
New contracts, net	1,978	1,775	1,485
Backlog at end of period	828	757	672
Average sales price of homes delivered	$387	$374	$349
Average sales price of homes in backlog	$415	$403	$390
Aggregate sales value of homes in backlog	$343,660	$304,826	$261,792
Housing revenue	$738,743	$631,772	$495,044
Land sale revenue	$3,834	$6,122	$5,829
Operating income homes (a)	$80,762	$68,891	$50,132
Operating income land	$760	$1,555	$1,304
Number of average active communities	64	66	65
Number of active communities, end of period	69	61	73
Southern Region
Homes delivered	2,108	1,708	1,447
New contracts, net	2,342	1,822	1,557
Backlog at end of period	908	674	560
Average sales price of homes delivered	$342	$342	$340
Average sales price of homes in backlog	$365	$355	$357
Aggregate sales value of homes in backlog	$331,837	$239,067	$200,030
Housing revenue	$720,704	$583,817	$492,227
Land sale revenue	$9,778	$18,456	$22,520
Operating income homes (a) (b)	$35,198	$18,086	$43,127
Operating income land	$1,600	$2,312	$4,149
Number of average active communities	85	71	59
Number of active communities, end of period	87	79	66
Mid-Atlantic Region
Homes delivered	1,074	1,084	1,019
New contracts, net	979	1,158	1,051
Backlog at end of period	278	373	299
Average sales price of homes delivered	$390	$364	$348
Average sales price of homes in backlog	$416	$380	$360
Aggregate sales value of homes in backlog	$115,756	$141,564	$107,602
Housing revenue	$419,125	$394,907	$354,864
Land sale revenue	$20,094	$14,242	$11,936
Operating income homes (a)	$35,109	$33,183	$23,936
Operating income land	$489	$267	$1,208
Number of average active communities	34	39	36
Number of active communities, end of period	32	38	36
Total Homebuilding Regions
Homes delivered	5,089	4,482	3,883
New contracts, net	5,299	4,755	4,093
Backlog at end of period	2,014	1,804	1,531
Average sales price of homes delivered	$369	$359	$346
Average sales price of homes in backlog	$393	$380	$372
Aggregate sales value of homes in backlog	$791,253	$685,457	$569,424
Housing revenue	$1,878,572	$1,610,496	$1,342,135
Land sale revenue	$33,706	$38,820	$40,285
Operating income homes (a) (b) (c)	$151,069	$120,160	$117,195
Operating income land	$2,849	$4,134	$6,661
Number of average active communities	183	176	160
Number of active communities, end of period	188	178	175

(a)	Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

(b)
Includes an $8.5 million and a $19.4 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed below and in Note 8 to our Consolidated Financial Statements) taken during 2017 and 2016, respectively.

(c)	Includes $7.7 million, $4.0 million and $3.6 million of asset impairment charges taken during the years ended December 31, 2017, 2016 and 2015, respectively.

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Financial Services
Number of loans originated	3,632	3,286	2,853
Value of loans originated	$1,078,520	$969,690	$807,985

Revenue	$49,693	$42,011	$35,975
Less: Selling, general and administrative expenses	22,405	18,749	14,943
Interest expense	2,757	2,112	1,616
Income before income taxes	$24,531	$21,150	$19,416

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Midwest	12.0%	13.0%	15.4%
Southern	16.5%	17.7%	16.9%
Mid-Atlantic	10.5%	11.0%	12.3%

Total cancellation rate	13.8%	14.4%	15.2%

Non-GAAP Financial Measures
This report contains information about our adjusted housing gross margin,adjusted income before income taxes, and adjusted net income to common shareholders, each of which constitutes a non-GAAP financial measure. Because adjusted housing gross margin, adjusted income before income taxes, and adjusted net income to common shareholders are not calculated in accordance with GAAP, these financial measures may not be completely comparable to similarly-titled measures used by other companies in the homebuilding industry and, therefore, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement our GAAP results in order to provide a greater understanding of the factors and trends affecting our operations.
Adjusted housing gross margin, adjusted income before income taxes, and adjusted net income to common shareholders are calculated as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Revenue homes	$1,878,572	$1,610,496	$1,342,135
Housing cost of sales	1,537,846	1,327,489	1,084,677

Housing gross margin	340,726	283,007	257,458
Add: Stucco-related charges (a)	8,500	19,409	—
Add: Impairment (b)	7,681	3,992	3,638

Adjusted housing gross margin	$356,907	$306,408	$261,096

Housing gross margin percentage	18.1%	17.6%	19.2%
Adjusted housing gross margin percentage	19.0%	19.0%	19.5%

Income before income taxes	$120,324	$91,785	$86,929
Add: Stucco-related charges (a)	8,500	19,409	—
Add: Impairment (b)	7,681	3,992	3,638
Add: Loss on early extinguishment of debt (c)	—	—	7,842

Adjusted income before income taxes	$136,505	$115,186	$98,409

Net income to common shareholders	$66,168	$51,734	$46,888
Add: Stucco-related charges - net of tax (a)	5,440	12,034	—
Add: Impairment - net of tax (b)	4,916	2,475	2,256
Add: Loss on early extinguishment of debt - net of tax (c)	—	—	4,862
Add: Excess of fair value over book value of preferred shares redeemed (d)	2,257	—	—
Add: Deferred tax asset re-measurement as a result of Tax Act (e)	6,520	—	—

Adjusted net income to common shareholders	$85,301	$66,243	$54,006

(a)	Represents warranty charges for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8 to our Consolidated Financial Statements).

(b)	Represents asset impairment charges taken during the respective periods.

(c)	Represents loss on early extinguishment of debt taken during the fourth quarter of 2015.

(d)
Represents the equity charge related to the excess of fair value over carrying value related to the original issuance costs that were paid in 2007 on our Series A Preferred Shares that were redeemed during the fourth quarter of 2017 (as more fully discussed in Note 11 and 12 to our Consolidated Financial Statements).

(e)
Represents the impact of the deferred tax asset re-measurement as a result of the Tax Act passed during the fourth quarter of 2017 (as more fully discussed in Note 14 to our Consolidated Financial Statements).

We believe adjusted housing gross margin, adjusted income before income taxes, and adjusted net income to common shareholders are each relevant and useful financial measures to investors in evaluating our operating performance as they measure the gross profit, income before income taxes, and net income to common shareholders we generated specifically on our operations during a given period. These non-GAAP financial measures isolate the impact that the stucco-related and impairment charges have on housing gross margins; the stucco-related charges, impairment charges and early debt extinguishment charges have on income before income taxes; and the stucco-related charges, impairment charges, early debt extinguishment charges, excess of fair value over book value non-cash equity charge, and deferred tax asset re-measurement charge have on net income to common shareholders, and allow investors to make comparisons with our competitors that adjust housing gross margins, income before income taxes, and net income to common shareholders in a similar manner. We also believe investors will find these adjusted financial measures relevant and useful because they represent a profitability measure that may be compared to a prior period without regard to variability of the charges noted above. These financial measures assist us in making strategic decisions regarding community location and product mix, product pricing and construction pace.

Year Over Year Comparisons
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The calculation of adjusted housing gross margin (referred to below), which we believe provides a clearer measure of the ongoing performance of our business, is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Segment Non-GAAP Financial Measures.”
Midwest Region. During the twelve months ended December 31, 2017, homebuilding revenue in our Midwest region increased $104.7 million, from $637.9 million in 2016 to $742.6 million in 2017. This 16% increase in homebuilding revenue was the result of a 13% increase in the number of homes delivered (217 units) and a 3% increase in the average sales price of homes delivered ($13,000 per home delivered). Operating income in our Midwest region increased $11.1 million, from $70.4 million in 2016 to $81.5 million in 2017. The increase in operating income was primarily the result of a $22.4 million increase in our gross margin, offset, in part, by an $11.4 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $23.2 million, due to the 13% increase in the number of homes delivered and the 3% increase in the average sales price of homes delivered noted above. Our housing gross margin percentage improved 30 basis points from 19.8% in 2016 to 20.1% in 2017. Housing gross margin in 2016 was unfavorably impacted by a $1.1 million charge for purchase accounting adjustments from our 2015 Minneapolis/St. Paul acquisition and $0.3 million in asset impairment charges. Exclusive of these prior year charges, our adjusted housing gross margin percentage in 2017 improved 10 basis points from 2016. Our land gross margin declined $0.8 million in the twelve months ended December 31, 2017 compared to the same period in 2016 as a result of fewer strategic land sales made in the current year compared to the prior year.
Selling, general and administrative expense increased $11.4 million, from $56.2 million in 2016 to $67.6 million in 2017, and increased as a percentage of revenue to 9.1% in 2017 from 8.8% in 2016. The increase in selling, general and administrative expense was attributable, in part, to an $8.5 million increase in selling expense, due to (1) a $4.9 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered, and (2) a $3.6 million increase in non-variable selling expenses associated with our sales offices and models, including a $1.2 million increase in advertising expense related primarily to new communities and a new marketing campaign. The increase in selling, general and administrative expense was also attributable to a $2.9 million increase in general and administrative expense, which was primarily related to a $1.4 million increase in compensation expense, a $0.6 million increase in land-related expenses, a $0.4 million increase in professional fees, and a $0.5 million increase in other miscellaneous expenses.
During 2017, we experienced an 11% increase in new contracts in our Midwest region, from 1,775 in 2016 to 1,978 in 2017, and a 9% increase in backlog from 757 homes at December 31, 2016 to 828 homes at December 31, 2017. The increases in new contracts and backlog were partially due to contributions from the growth in our Minneapolis/St. Paul, Minnesota division compared to prior year levels, together with improving demand in our newer communities. Average sales price in backlog increased to $415,000 at December 31, 2017 compared to $403,000 at December 31, 2016 which was primarily due to product type and market mix. During the twelve months ended December 31, 2017, we opened 27 new communities in our Midwest region compared to 13 during 2016. Our monthly absorption rate in our Midwest region increased to 2.6 per community in 2017, compared to 2.2 in 2016.
Southern Region. For the twelve months ended December 31, 2017, homebuilding revenue in our Southern region increased $128.2 million, from $602.3 million in 2016 to $730.5 million in 2017. This 21% increase in homebuilding revenue was primarily the result of a 23% increase in the number of homes delivered (400), partially offset by an $8.7 million decrease in land sale revenue. Operating income in our Southern region increased $16.4 million from $20.4 million in 2016 to $36.8 million in 2017. This increase in operating income was the result of a $31.9 million improvement in our gross margin, offset, in part, by a $15.5 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $32.6 million, due to the 23% increase in the number of homes delivered noted above, as well as the $10.9 million reduction in stucco-related repair charges, partially offset by a $5.1 million increase in pre-tax impairment charges recorded in 2017 compared to prior year. Our housing gross margin percentage improved from 14.6% in prior year's twelve month period to 16.4% for the same period in 2017. Exclusive of the stucco-related and impairment charges in both periods, our adjusted housing gross margin percentage improved 20 basis points from 18.4% in 2016 to 18.6% in the twelve months ended December 31, 2017 largely due to the mix of communities delivering homes and a more favorable product mix. Our land gross margin declined $0.7 million as a result of fewer strategic land sales in the twelve months ended December 31, 2017 compared to the same period in 2016.
Selling, general and administrative expense increased $15.5 million from $67.4 million in 2016 to $82.9 million in 2017 and increased as a percentage of revenue to 11.4% in 2017 from 11.2% in 2016. The increase in selling, general and administrative expense was attributable, in part, to a $10.6 million increase in selling expense due to (1) a $6.0 million increase in variable selling expenses resulting from increases in sales commissions from the higher number of homes delivered, and (2) a $4.6 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $4.9 million increase in general and administrative expense, which was primarily related to a $3.3 million increase in land related expenses and a $1.4 million increase related to start-up costs associated with our new Sarasota division, in addition to increases in other miscellaneous expenses.
During 2017, we experienced a 29% increase in new contracts in our Southern region, from 1,822 in 2016 to 2,342 in 2017, and a 35% increase in backlog from 674 homes at December 31, 2016 to 908 homes at December 31, 2017. The increases in new contracts and backlog were primarily due to an increase in our average number of communities during the period, along with a modest improvement in demand in our Florida markets as well as continued growth in our Texas operations. Despite these improvements, we believe our new contract volume was negatively impacted by the separate hurricanes that occurred in Florida and Texas during the third quarter of 2017, which we believe resulted in approximately $0.8 million of community and model home repair costs. Average sales price in backlog increased to $365,000 at December 31, 2017 from $355,000 at December 31, 2016 primarily due to a change in product type and market mix. During 2017, we opened 31 communities in our Southern region compared to 28 in 2016. Our monthly absorption rate in our Southern region improved to 2.3 per community in 2017 from 2.1 per community in 2016.
Mid-Atlantic Region. For the twelve months ended December 31, 2017, homebuilding revenue in our Mid-Atlantic region increased $30.1 million from $409.1 million in 2016 to $439.2 million in 2017. This 7% increase in homebuilding revenue was the result of a 7% increase in the average sales price of homes delivered ($26,000 per home delivered) and a $5.9 million increase in land sale revenue compared to prior year. Operating income in our Mid-Atlantic region increased $2.1 million, from $33.5 million in 2016 to $35.6 million in 2017. This increase in operating income was primarily the result of a $2.1 million increase in our gross margin. With respect to our homebuilding gross margin, our housing gross margin improved $1.9 million, due to the 7% increase in the average sales price of homes delivered noted above. Our housing gross margin percentage declined by 60 basis points, however, from 18.3% in 2016 to 17.7% in 2017. We had $1.2 million in asset impairment charges in 2016. Exclusive of these prior year charges, our adjusted housing gross margin percentage declined 90 basis points from 18.6% in 2016 to 17.7% in 2017 due primarily to the mix of homes delivered by type and by market. Our land gross margin improved $0.2 million in the twelve months ended December 31, 2017 compared to the same period in 2016 due to increased strategic land sales in the current year compared to the prior year.
Selling, general and administrative expense remained flat at $39.2 million in both 2017 and 2016 but declined as a percentage of revenue to 8.9% compared to 9.6% in 2016. Selling expense increased $0.2 million due to an increase in variable selling expenses resulting from increases in sales commissions produced by higher average sales price of homes delivered. General and administrative expense decreased $0.3 million primarily related to a decrease in land related expenses.
During the twelve months ended December 31, 2017, we experienced a 15% decrease in new contracts in our Mid-Atlantic region, from 1,158 in 2016 to 979 in 2017, and a 25% decrease in the number of homes in backlog from 373 homes at December 31, 2016 to 278 homes at December 31, 2017. The decreases in new contracts and backlog were primarily due to a decrease in the average number of active communities during the period compared to the prior year, and partly as a result of delays in planned new community openings in the period compared to the prior year. Average sales price of homes in backlog increased, however, from $380,000 at December 31, 2016 to $416,000 at December 31, 2017. We opened nine communities in our Mid-Atlantic region during the twelve months ended December 31, 2017 compared to 11 during the same period in 2016. Our monthly absorption rate in our Mid-Atlantic region declined slightly to 2.4 per community in 2017 from 2.5 per community in 2016.
Financial Services. Revenue from our mortgage and title operations increased $7.7 million (18%) from $42.0 million for the twelve months ended December 31, 2016 to a record $49.7 million for the twelve months ended December 31, 2017 as a result of an 11% increase in the number of loan originations, from 3,286 in 2016 to 3,632 in 2017, and a slight increase in the average loan amount from $295,000 in 2016 to $297,000 in 2017. In addition, we experienced an increase in the volume of loans sold, a gain from the sale of a portion of our servicing portfolio during the first quarter of 2017, and higher margins on loans sold in the first half of the year than we experienced in the prior year.
Our financial service operations ended 2017 with a $4.0 million increase in operating income compared to the same period in 2016, which was primarily due to the increase in our revenue discussed above, offset, in part, by a $3.7 million increase in selling, general and administrative expense compared to 2016, which was primarily attributable to a $2.1 million increase in compensation expense, a $0.6 million increase in computer costs related to our investment in new information systems and increases in other miscellaneous expenses.

At December 31, 2017, M/I Financial provided financing services in all of our markets. Approximately 81% of our homes delivered during 2017 were financed through M/I Financial, compared to 84% during 2016. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expense increased $3.7 million, from $38.8 million in 2016 to $42.5 million in 2017. The increase was primarily due to a $2.3 million increase in compensation expense, a $0.5 million increase in charitable contributions, a $0.4 million increase related to costs associated with new information systems, and a $0.5 million increase in other miscellaneous expenses.
Interest Expense - Net. Interest expense for the Company increased by $1.3 million, from $17.6 million in the twelve months ended December 31, 2016 to $18.9 million in the twelve months ended December 31, 2017. This increase was primarily the result of an increase in our weighted average borrowings from $612.5 million in 2016 to $678.2 million in 2017. The increase in our weighted average borrowings primarily related to the issuance of $250.0 million in aggregate principal amount of our 2025 Senior Notes during the third quarter of 2017, partially offset by the conversion of all of the then outstanding $57.5 million in aggregate principal amount of our 2017 Convertible Senior Subordinated Notes into common shares in September 2017 and by a decrease in borrowings under our Credit Facility (as defined below) during 2017 compared to 2016. Our weighted average borrowing rate also increased from 5.77% in the twelve months ended December 31, 2016 to 5.99% for the twelve months ended December 31, 2017, which was primarily due to our newly issued 2025 Senior Notes.
Earnings from Joint Venture Arrangements. Earnings from joint venture arrangements represents our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. In 2017 and 2016, the Company earned $0.5 million and $0.6 million, respectively, in equity income from joint venture arrangements.
Income Taxes. Our overall effective tax rate was 40.1% for the year ended December 31, 2017 and 38.3% for the year ended December 31, 2016. The increase in the effective rate for the twelve months ended December 31, 2017 was primarily attributable to the impact of the non-cash provisional tax expense of approximately $6.5 million related to the re-measurement of our deferred tax assets as a result of the decrease in the corporate income tax rate from 35% to 21% under the Tax Act enacted during the fourth quarter of 2017 (please see Note 14 to our Consolidated Financial Statements for more information).

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

Adjusted housing gross margin for each of our reportable segments is calculated as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015

Midwest region:
Housing revenue	$738,743	$631,772	$495,044
Housing cost of sales	590,423	506,652	399,821

Housing gross margin	148,320	125,120	95,223
Add: Impairment (a)	—	253	—
Add: Purchase accounting adjustments (b)	—	1,081	—

Adjusted housing gross margin	$148,320	$126,454	$95,223

Housing gross margin percentage	20.1%	19.8%	19.2%
Adjusted housing gross margin percentage	20.1%	20.0%	19.2%

Southern region:
Housing revenue	$720,704	$583,817	$492,227
Housing cost of sales	602,585	498,314	392,208

Housing gross margin	118,119	85,503	100,019
Add: Impairment (a)	7,681	2,578	—
Add: Stucco-related charges (c)	8,500	19,409	—

Adjusted housing gross margin	$134,300	$107,490	$100,019

Housing gross margin percentage	16.4%	14.6%	20.3%
Adjusted housing gross margin percentage	18.6%	18.4%	20.3%

Mid-Atlantic region:
Housing revenue	$419,125	$394,907	$354,864
Housing cost of sales	344,838	322,523	292,648

Housing gross margin	74,287	72,384	62,216
Add: Impairment (a)	—	1,161	3,638

Adjusted housing gross margin	$74,287	$73,545	$65,854

Housing gross margin percentage	17.7%	18.3%	17.5%
Adjusted housing gross margin percentage	17.7%	18.6%	18.6%

(a)	Represents asset impairment charges taken during the respective periods.

(b)	Represents purchase accounting adjustments from our 2015 Minneapolis/St. Paul acquisition.

(c)
Represents warranty charges for stucco-related repair costs in certain of our Florida communities taken during 2017 and 2016. With respect to this matter, during 2017, we identified 509 additional homes in need of repair and completed repairs on 594 homes, and at December 31, 2017, we have 212 homes in various stages of repair. Please see Note 8 to our Consolidated Financial Statements for further information.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
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
Southern Region. For the twelve months ended December 31, 2016, homebuilding revenue in our Southern region increased $87.6 million, from $514.7 million in 2015 to $602.3 million in 2016. This 17% increase in homebuilding revenue was primarily the result of an 18% increase in the number of homes delivered (261), partially offset by a $4.1 million decrease in land sale revenue. Operating income in our Southern region decreased $26.9 million from $47.3 million in 2015 to $20.4 million in 2016. This decrease in operating income was the result of a $16.4 million decline in our gross margin in addition to a $10.5 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin declined $14.5 million, due to a $19.4 million charge for known and estimated future stucco-related repair costs in certain of our Florida communities (during 2016, we identified 496 homes in need of repair, completed repairs on 337 homes, with 297 homes in various stages of repair at December 31, 2016 - please see Note 8 to our Consolidated Financial Statements for additional information) and $2.6 million in asset impairment charges in certain of our older Texas communities during the twelve months ended December 31, 2016, partially offset by the 18% increase in the number of homes delivered noted above. Our housing gross margin percentage declined from 20.3% in prior year's twelve month period to 14.6% for the same period in 2016. Exclusive of the stucco-related and impairment charges, our adjusted housing gross margin percentage declined 190 basis points to 18.4% in the twelve months ended December 31, 2016 largely due to the mix of communities delivering homes and higher construction and lot costs. Our land gross margin declined $1.8 million as a result of fewer strategic land sales in the twelve months ended December 31, 2016 compared to the same period in 2015.
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
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity
At December 31, 2017, we had $151.7 million of cash, cash equivalents and restricted cash, with $150.7 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $117.4 million increase in unrestricted cash and cash equivalents from December 31, 2016. Our principal uses of cash during 2017 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, and short-term working capital and debt service requirements,including the repayment of amounts outstanding under our credit facilities. In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans and the sale of mortgage servicing rights, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
During the third quarter of 2017, we issued $250 million in aggregate principal amount of 2025 Senior Notes, resulting in $245.9 million of cash proceeds, net of issuance costs. We used $138.0 million of the net proceeds from the issuance of the 2025 Senior Notes to repay all outstanding borrowings under the Credit Facility. Also during the third quarter of 2017, the holders of all of our then outstanding 2017 Convertible Senior Subordinated Notes elected to convert their Notes into our common shares, and we issued approximately 2.4 million common shares in connection therewith. During the fourth quarter of 2017, we redeemed all 2,000 of our outstanding Series A Preferred Shares for $50.4 million in cash.

We are actively acquiring and developing lots in our markets to replenish and grow our lot supply and active community count. We expect to continue to expand our business based on the anticipated level of demand for new homes in our markets. Accordingly, we expect our cash outlays for land purchases, land development, home construction and operating expenses will continue to exceed our cash generated by operations during some monthly and quarterly periods in 2018, and we expect to utilize our revolving credit facility in 2018.
During the year ended December 31, 2017, we delivered 5,089 homes, started 5,407 homes, and spent $328.2 million on land purchases and $200.7 million on land development. Based on our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $550 million to $600 million on land purchases and land development during 2018.
We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to such land option agreements, as of December 31, 2017, we had a total of 16,909 lots under contract, with an aggregate purchase price of approximately $715.7 million, to be acquired during the period from 2018 through 2028.
Land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home deliveries and adjust our land spending accordingly. The planned increase in our land spending in 2018 compared to 2017 is driven primarily by the growth of our business.
Operating Cash Flow Activities. During 2017, we used $52.5 million of cash in operating activities, compared to $34.2 million of cash provided by operating activities in 2016. The cash used in operating activities in 2017 was primarily a result of a $168.6 million increase in inventory , offset partially by net income and the non-cash impact of changes in deferred tax expense totaling $84.5 million and an increase in accounts payable, accrued compensation, other liabilities and customer deposits totaling $27.0 million. The $34.2 million of cash provided by operating activities in 2016 was primarily a result of net income and the non-cash impact of changes in deferred tax expense totaling $87.9 million and an increase in accounts payable, accrued compensation, other liabilities and customer deposits totaling $54.0 million, offset partially by an $83.8 million increase in inventory and fundings of mortgage loan originations net of proceeds from the sale of mortgage loans of $30.6 million.
Investing Cash Flow Activities. During 2017, we used $9.8 million of cash in investing activities, compared to $31.6 million of cash used in investing activities during 2016. This $21.8 million decrease in cash usage was primarily due to a decrease in spending on property and equipment primarily resulting from our purchase of an airplane during 2016, $7.6 million of proceeds received from the sale of mortgage servicing rights in 2017, and a $9.7 million decrease in our investment in joint venture arrangements in 2017 compared to prior year.
Financing Cash Flow Activities. During 2017, we generated $179.6 million of cash from our financing activities, compared to generating $18.8 million of cash from our financing activities during 2016. The $160.8 million increase in cash generated from financing activities was primarily due to the issuance of our $250.0 million in aggregate principal amount of 2025 Senior Notes offset, in part, by the redemption of all 2,000 of our outstanding Series A Preferred Shares for $50.4 million, as well as increased repayments of borrowings under our Credit Facility (as defined below) and our M/I Financial credit facilities during the period.
At December 31, 2017 and December 31, 2016, our ratio of homebuilding debt to capital was 46% and 43%, respectively, calculated as the carrying value of our outstanding homebuilding debt divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders' equity. The increase compared to December 31, 2016 was due to higher debt levels compared to December 31, 2016 offset partially by an increase in shareholders’ equity at December 31, 2017. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
The Company is a party to three primary credit agreements: (1) a $475 million unsecured revolving credit facility dated July 18, 2013, as amended, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $125 million secured mortgage warehousing agreement, (which increases to $150 million during certain periods), dated June 24, 2016, as amended, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $35 million mortgage repurchase agreement (which increases to $50 million during certain periods), as amended and restated on October 30, 2017, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”).
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of December 31, 2017:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	7/18/2021	$—	$425,951
Notes payable – financial services (b)	(b)	$168,195	$1,241

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $512.9 million of availability for additional senior debt at December 31, 2017. As a result, the full $475 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $49.0 million of letters of credit outstanding at December 31, 2017, leaving $426.0 million available. The Credit Facility has an expiration date of July 18, 2021.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements as of December 31, 2017 was $200 million, which included temporary increases for each facility (as further described below) which were applicable through February 1, 2018 at which time the maximum aggregate commitment amount under the two agreements reverted to $160 million. The MIF Mortgage Warehousing Agreement has an expiration date of June 22, 2018 and the MIF Mortgage Repurchase Facility has an expiration date of October 29, 2018.

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
Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $487.2 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 16 to our Consolidated Financial Statements), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries. The guarantors for the Credit Facility are the same subsidiaries that guarantee our 2025 Senior Notes, our $300.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Senior Notes”) and our $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”).
As of December 31, 2017, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of December 31, 2017:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$487.2	$701.6
Leverage Ratio	≤	0.60	0.43
Interest Coverage Ratio	≥	1.5 to 1.0	5.1 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$210.5	$7.0
Unsold Housing Units and Model Homes	≤	1,988	1,034
Homebuilding Letter of Credit Facilities. As of December 31, 2017, the Company was a party to a secured credit agreement for the issuance of letters of credit outside of the Credit Facility (the “Letter of Credit Facility”). During 2017, the Company extended the maturity date on the Letter of Credit Facility to September 30, 2018 and reduced the amount of the facility from $2.0 million to $1.0 million.
As of December 31, 2017, there was a total of $0.6 million of letters of credit issued under the Letter of Credit Facility, which was collateralized with $0.6 million of restricted cash.
Notes Payable - Financial Services.
MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides a maximum borrowing availability of $125 million which increased to $150 million during certain periods of increased volume of mortgage originations, specifically from September 25, 2017 to October 16, 2017 and from December 15, 2017 to February 2, 2018. The MIF Mortgage Warehousing Agreement expires on June 22, 2018. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the greater of (1) the floating LIBOR rate plus a spread of 237.5 basis points and (2) 2.75%.
As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Warehousing Agreement was set at approximately one year and is under consideration for extension annually by the participating lenders. We expect to extend the MIF Mortgage Warehousing Agreement on or prior to the current expiration date of June 22, 2018, but we cannot provide any assurance that we will be able to obtain such an extension.

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
As of December 31, 2017, there was $128.1 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of December 31, 2017:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	8.5 to 1.0
Liquidity	≥	$6.3	$16.6
Adjusted Net Income	>	$0.0	$12.2
Tangible Net Worth	≥	$12.5	$21.1
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The Agreement provides for a maximum borrowing availability of $35 million which increased to $50 million from November 15, 2017 through February 1, 2018. The MIF Mortgage Repurchase Facility expires on October 29, 2018. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of December 31, 2017, there was $40.1 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants as of December 31, 2017.
Senior Notes and Convertible Senior Subordinated Notes.
5.625% Senior Notes. In August 2017, the Company issued $250 million aggregate principal amount of 5.625% Senior Notes due 2025. The 2025 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes. As of December 31, 2017, the Company was in compliance with all terms, conditions, and covenants under the indenture. Please see Note 7 to our Consolidated Financial Statements for more information regarding the 2025 Senior Notes.

6.75% Senior Notes. In December 2015, the Company issued $300 million aggregate principal amount of 6.75% Senior Notes due 2021. The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of December 31, 2017, the Company was in compliance with all terms, conditions, and covenants under the indenture. Please see Note 11 to our Consolidated Financial Statements for more information regarding the 2021 Senior Notes.
3.0% Convertible Senior Subordinated Notes. In March 2013, the Company issued $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018. The conversion rate initially equals 30.9478 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018.  To the extent that any of the 2018 Convertible Senior Subordinated Notes remain outstanding at maturity and are not converted into our common shares, we expect to pay the principal amount of such outstanding notes (plus any accrued and unpaid interest that is due and payable) on the maturity date in accordance with the terms of the indenture from cash on hand and/or amounts available under our Credit Facility. Please see Note 11 to our Consolidated Financial Statements for more information regarding the 2018 Convertible Senior Subordinated Notes.
3.25% Convertible Senior Subordinated Notes. On September 11, 2012, the Company issued $57.5 million in aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017. The 2017 Convertible Senior Subordinated Notes were scheduled to mature on September 15, 2017 and the deadline for holders to convert the 2017 Convertible Senior Subordinated Notes was September 13, 2017. As a result of conversion elections made by holders of the 2017 Convertible Senior Subordinated Notes, all $57.5 million in aggregate principal amount of the 2017 Convertible Senior Subordinated Notes were converted and settled through the issuance of our common shares. In total we issued approximately 2.4 million common shares (at a conversion price per common share of $23.80). In accordance with the indenture governing the 2017 Convertible Senior Subordinated Notes, the Company paid interest on such Notes to but excluding September 15, 2017. Please see Note 11 to our Consolidated Financial Statements for more information regarding the 2017 Convertible Senior Subordinated Notes.
Weighted Average Borrowings. In 2017 and 2016, our weighted average borrowings outstanding were $678.2 million and $612.5 million, respectively, with a weighted average interest rate of 5.99% and 5.77%, respectively. The increase in our weighted average borrowings primarily related to the issuance of our $250.0 million in aggregate principal amount of 5.625% Senior Notes due 2025 in 2017, partially offset by a decrease in borrowings under our Credit Facility in 2017 compared to 2016 and the conversion of all of our outstanding $57.5 million in aggregate principal amount of 2017 Convertible Senior Subordinated Notes into common shares in September 2017. The increase in our weighted average interest rate was primarily due to our newly issued 2025 Senior Notes noted above.
At December 31, 2017, we had no borrowings outstanding under the Credit Facility. During the twelve months ended December 31, 2017, the average daily amount outstanding under the Credit Facility was $76.0 million and the maximum amount outstanding under the Credit Facility was $187.7 million. Based on our current anticipated spending on home construction, land acquisition and development in 2018, offset by expected cash receipts from home deliveries, we expect to continue to borrow under the Credit Facility during 2018, with an estimated peak amount outstanding not expected to exceed $100 million (excluding any borrowings under the Credit Facility used to repay the 2018 Convertible Senior Subordinated Notes at maturity). The actual amount borrowed in 2018 (and the estimated peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt (including any repayments at maturity of the 2018 Convertible Senior Subordinated Notes) and any other extraordinary events or transactions.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $49.0 million of letters of credit issued and outstanding under the Credit Facility at December 31, 2017. During 2017, the average daily amount of letters of credit outstanding under the Credit Facility was $40.7 million and the maximum amount of letters of credit outstanding under the Credit Facility was $50.2 million.
At December 31, 2017, M/I Financial had $128.1 million outstanding under the MIF Mortgage Warehousing Agreement.  During 2017, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $50.7 million and the maximum amount outstanding was $128.1 million, which occurred during December, while the temporary increase provision was in effect and the maximum borrowing availability was $150.0 million.
At December 31, 2017, M/I Financial had $40.1 million outstanding under the MIF Mortgage Repurchase Facility.  During 2017, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $16.9 million and the maximum amount outstanding was $40.1 million, which occurred during December, while the temporary increase provision was in effect and the maximum borrowing availability was $50.0 million.
Preferred Shares. On October 16, 2017, we redeemed all 2,000 outstanding Series A Preferred Shares (and the 2,000,000 related depositary shares) for an aggregate redemption price of approximately $50.4 million. Prior to redemption, dividends on the Series A Preferred Shares were non-cumulative, if declared by us, were paid at an annual rate of 9.75% and were payable quarterly in arrears on March 15, June 15, September 15 and December 15. Pursuant to the terms of the Series A Preferred Shares, Series A Preferred Shares that have been redeemed have the status of authorized and unissued preferred shares of the Company undesignated as to series and may be redesignated and reissued as part of any series of preferred shares.
We declared and paid a quarterly dividend of $609.375 per share on our Series A Preferred Shares for the first three quarters in 2017 and for each quarter in 2016 for aggregate dividend payments of $3.7 million and $4.9 million for the years ended December 31, 2017 and 2016, respectively.

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
CONTRACTUAL OBLIGATIONS
Included in the table below is a summary, as of December 31, 2017, of future cash requirements under the Company’s contractual obligations:

	Payments due by period
		Less Than	1 - 3	3 - 5	More than
(In thousands)	Total	1 year	Years	Years	5 years
Notes payable bank – homebuilding operations (a)	$—	$—	$—	$—	$—
Notes payable bank – financial services (b)	168,474	168,474	—	—	—
Notes payable – other (including interest)	11,566	5,940	3,318	2,308	—
Senior notes (including interest)	730,766	34,234	68,625	335,719	292,188
Convertible senior subordinated notes (including interest)	87,544	87,544	—	—	—
Obligation for consolidated inventory not owned (c)	21,545	21,545	—	—	—
Operating leases	24,951	5,760	8,205	7,144	3,842
Total	$1,044,846	$323,497	$80,148	$345,171	$296,030

(a)	At December 31, 2017, there were no borrowings outstanding under the Credit Facility.

(b)
Borrowings under the MIF Mortgage Warehousing Agreement are at the greater of (1) the floating LIBOR rate plus a spread of 237.5 basis points and (2) 2.75%.  Borrowings under the MIF Mortgage Repurchase Facility are at the floating LIBOR rate plus 250 or 275 basis points, depending on the loan type. Total borrowings outstanding under both agreements at December 31, 2017 had a weighted average interest rate of 3.9%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.

(c)
The Company is party to seven land purchase agreements in which the Company has specific performance requirements. The future amounts payable related to these seven land purchase agreements is the number of lots the Company is obligated to purchase at the lot price set forth in the agreement. The time period in which these payments will be made is the Company’s best estimate of when these lots will be purchased.

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

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
(Dollars in thousands)
Revenue	$621,702	$476,423	$456,866	$406,980
Unit data:
New contracts	1,220	1,225	1,400	1,454
Homes delivered	1,584	1,256	1,211	1,038
Backlog at end of period	2,014	2,378	2,409	2,220

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
(Dollars in thousands)
Revenue	$523,246	$442,464	$401,247	$324,370
Unit data:
New contracts	999	1,088	1,354	1,314
Homes delivered	1,416	1,148	1,042	876
Backlog at end of period	1,804	2,221	2,281	1,969

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permit borrowings of up to $675 million at December 31, 2017, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.
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
The table below shows the notional amounts of our financial instruments at December 31, 2017 and 2016:

	December 31,
Description of Financial Instrument (in thousands)	2017	2016
Best-effort contracts and related committed IRLCs	$2,182	$6,607
Uncommitted IRLCs	50,746	66,875
FMBSs related to uncommitted IRLCs	53,000	66,000
Best-effort contracts and related mortgage loans held for sale	80,956	125,348
FMBSs related to mortgage loans held for sale	91,000	33,000
Mortgage loans held for sale covered by FMBSs	90,781	32,870

The table below shows the measurement of assets and liabilities at December 31, 2017 and 2016:

	December 31,
Description of Financial Instrument (in thousands)	2017	2016
Mortgage loans held for sale	$171,580	$154,020
Forward sales of mortgage-backed securities	177	230
Interest rate lock commitments	271	250
Best-efforts contracts	12	(90)
Total	$172,040	$154,410

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
Description (in thousands)	2017	2016	2015
Mortgage loans held for sale	$3,675	$(3,591)	$(590)
Forward sales of mortgage-backed securities	(53)	323	89
Interest rate lock commitments	21	(71)	32
Best-efforts contracts	102	116	(258)
Total gain (loss) recognized	$3,745	$(3,223)	$(727)

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2017. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at December 31, 2017. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	12/31/2017
ASSETS:
Mortgage loans held for sale:
Fixed rate	$172,050	—	—	—	—	—	$172,050	$167,125
Weighted average interest rate	3.96%	—	—	—	—	—	3.96%
Variable rate	$4,544	—	—	—	—	—	$4,544	$4,455
Weighted average interest rate	3.48%	—	—	—	—	—	3.48%

LIABILITIES:
Long-term debt — fixed rate	$88,766	$1,213	$1,693	$301,319	$866	$250,000	$643,857	$663,561
Weighted average interest rate	3.20%	5.42%	5.42%	6.71%	5.75%	5.63%	5.80%
Short-term debt — variable rate	$168,195	—	—	—	—	—	$168,195	$168,195
Weighted average interest rate	3.87%	—	—	—	—	—	3.87%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of M/I Homes, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Columbus, Ohio
February 16, 2018

We have served as the Company's auditor since 1976.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share amounts)	2017	2016	2015

Revenue	$1,961,971	$1,691,327	$1,418,395
Costs and expenses:
Land and housing	1,561,022	1,358,183	1,114,663
Impairment of inventory and investment in joint venture arrangements	7,681	3,992	3,638
General and administrative	126,282	111,600	93,208
Selling	128,327	108,809	95,092
Equity in income of joint venture arrangements	(539)	(640)	(498)
Interest	18,874	17,598	17,521
Loss on early extinguishment of debt	—	—	7,842
Total costs and expenses	$1,841,647	$1,599,542	$1,331,466

Income before income taxes	120,324	91,785	86,929

Provision from income taxes	48,243	35,176	35,166

Net income	$72,081	$56,609	$51,763

Preferred dividends	3,656	4,875	4,875
Excess of fair value over book value of preferred shares redeemed	2,257	—	—

Net income to common shareholders	$66,168	$51,734	$46,888

Earnings per common share:
Basic	$2.57	$2.10	$1.91
Diluted	$2.26	$1.84	$1.68

Weighted average shares outstanding:
Basic	25,769	24,666	24,575
Diluted	30,688	30,116	30,047

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2017	2016

ASSETS:
Cash, cash equivalents and restricted cash	$151,703	$34,441
Mortgage loans held for sale	171,580	154,020
Inventory	1,414,574	1,215,934
Property and equipment - net	26,816	22,299
Investment in joint venture arrangements	20,525	28,016
Deferred income tax asset	18,438	30,875
Other assets	61,135	62,926
TOTAL ASSETS	$1,864,771	$1,548,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$117,233	$103,212
Customer deposits	26,378	22,156
Other liabilities	131,534	123,162
Community development district obligations	13,049	476
Obligation for consolidated inventory not owned	21,545	7,528
Notes payable bank - homebuilding operations	—	40,300
Notes payable bank - financial services operations	168,195	152,895
Notes payable - other	10,576	6,415
Convertible senior subordinated notes due 2017 - net	—	57,093
Convertible senior subordinated notes due 2018 - net	86,132	85,423
Senior notes due 2021 - net	296,780	295,677
Senior notes due 2025 - net	246,051	—
TOTAL LIABILITIES	$1,117,473	$894,337

Commitments and contingencies (Note 8)	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; 2,000 shares both issued and outstanding at December 31, 2016	$—	$48,163
Common shares - $.01 par value; authorized 58,000,000 shares at both December 31, 2017 and 2016; issued 29,508,626 and 27,092,723 shares at December 31, 2017 and 2016	295	271
Additional paid-in capital	306,483	246,549
Retained earnings	473,329	407,161
Treasury shares - at cost - 1,651,874 and 2,415,290 shares at December 31, 2017 and 2016, respectively	(32,809)	(47,970)
TOTAL SHAREHOLDERS’ EQUITY	$747,298	$654,174
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,864,771	$1,548,511
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2014	2,000	$48,163	24,512,910	$271	$238,560	$308,539	$(51,238)	$544,295
Net income	—	—	—	—	—	51,763	—	51,763
Dividends declared to preferred shareholders	—	—	—	—	—	(4,875)	—	(4,875)
Stock options exercised	—	—	72,640	—	(408)	—	1,443	1,035
Stock-based compensation expense	—	—	—	—	3,942	—	—	3,942
Deferral of executive and director compensation	—	—	—	—	406	—	—	406
Executive and director deferred compensation distributions	—	—	63,494	—	(1,261)	—	1,261	—
Balance at December 31, 2015	2,000	$48,163	24,649,044	$271	$241,239	$355,427	$(48,534)	$596,566
Net income	—	—	—	—	—	56,609	—	56,609
Dividends declared to preferred shareholders	—	—	—	—	—	(4,875)	—	(4,875)
Stock options exercised	—	—	14,600	—	(108)	—	290	182
Reversal of deferred tax asset related to stock options and executive deferred compensation distributions	—	—	—	—	269		—	269
Stock-based compensation expense	—	—	—	—	5,315	—	—	5,315
Deferral of executive and director compensation	—	—	—	—	108	—	—	108
Executive and director deferred compensation distributions	—	—	13,789	—	(274)	—	274	—
Balance at December 31, 2016	2,000	$48,163	24,677,433	$271	$246,549	$407,161	$(47,970)	$654,174
Net income	—	—	—	—	—	72,081	—	72,081
Fair value over carrying value of preferred shares redeemed	—	2,257	—	—	—	(2,257)	—	—
Dividends declared to preferred shareholders	—	—	—	—	—	(3,656)	—	(3,656)
Common share issuance for conversion of convertible notes	—	—	2,415,903	24	57,476	—	—	57,500
Preferred shares redeemed	(2,000)	(50,420)	—	—	—	—	—	(50,420)
Stock options exercised	—	—	678,781	—	(2,255)	—	13,480	11,225
Stock-based compensation expense	—	—	—	—	6,044	—	—	6,044
Deferral of executive and director compensation	—	—	—	—	350	—	—	350
Executive and director deferred compensation distributions	—	—	84,635	—	(1,681)	—	1,681	—
Balance at December 31, 2017	—	$—	27,856,752	$295	$306,483	$473,329	$(32,809)	$747,298

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$72,081	$56,609	$51,763
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	7,681	3,992	3,638
Equity in income of joint venture arrangements	(539)	(640)	(498)
Mortgage loan originations	(1,078,520)	(969,690)	(807,986)
Proceeds from the sale of mortgage loans	1,064,635	939,080	773,189
Fair value adjustment of mortgage loans held for sale	(3,675)	3,591	590
Capitalization of originated mortgage servicing rights	(5,005)	(5,569)	(4,726)
Amortization of mortgage servicing rights	1,069	1,652	1,010
Depreciation	9,630	8,552	6,612
Amortization of debt discount and debt issue costs	3,475	3,402	3,306
Loss on early extinguishment of debt, including transaction costs	—	—	2,883
Payment of original issue discount on redemption of senior notes	—	—	(3,126)
Stock-based compensation expense	6,044	5,315	3,942
Deferred income tax expense	12,437	31,311	32,526
Change in assets and liabilities:
Inventory	(168,622)	(83,775)	(159,011)
Other assets	(186)	(13,643)	(6,296)
Accounts payable	14,021	16,334	9,827
Customer deposits	4,222	2,589	3,458
Accrued compensation	2,338	4,853	1,861
Other liabilities	6,384	30,234	4,673
Net cash (used in) provided by operating activities	(52,530)	34,197	(82,365)

INVESTING ACTIVITIES:
Purchase of property and equipment	(8,799)	(13,106)	(3,659)
Acquisition, net of cash acquired	—	—	(23,950)
Return of capital from joint venture arrangements	3,518	3,207	1,226
Investment in joint venture arrangements	(12,088)	(21,746)	(18,162)
Net proceeds from sale of mortgage servicing rights	7,558	—	3,065
Net cash used in investing activities	(9,811)	(31,645)	(41,480)

FINANCING ACTIVITIES:
Repayment of senior notes, net of original issue discount	—	—	(226,874)
Proceeds from issuance of senior notes	250,000	—	300,000
Proceeds from bank borrowings - homebuilding operations	398,300	351,500	417,300
Repayment of bank borrowings - homebuilding operations	(438,600)	(355,000)	(403,500)
Net proceeds from bank borrowings - financial services operations	15,300	29,247	38,269
Proceeds from (principal repayment of) notes payable-other and community development district bond obligations	4,161	(2,026)	(1,077)
Redemption of preferred shares	(50,420)	—	—
Dividends paid on preferred shares	(3,656)	(4,875)	(4,875)
Debt issue costs	(6,707)	(240)	(5,818)
Proceeds from exercise of stock options	11,225	182	1,035
Net cash provided by financing activities	179,603	18,788	114,460
Net increase (decrease) in cash, cash equivalents and restricted cash	117,262	21,340	(9,385)
Cash, cash equivalents and restricted cash balance at beginning of period	34,441	13,101	22,486
Cash, cash equivalents and restricted cash balance at end of period	$151,703	$34,441	$13,101

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$10,168	$6,597	$15,173
Income taxes	$36,802	$2,271	$2,308

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$12,573	$(542)	$(1,553)
Consolidated inventory not owned	$14,017	$1,521	$5,399
Distribution of single-family lots from joint venture arrangements	$16,600	$28,130	$8,236
Common stock issued for conversion of convertible notes	$57,500	$—	$—
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
Cash, Cash Equivalents and Restricted Cash.  Cash and cash equivalents are liquid investments with an initial maturity of three months or less. Amounts in transit from title companies for homes delivered are included in this balance at December 31, 2017 and 2016, respectively.
Restricted cash consists of amounts held in restricted accounts as collateral for letters of credit as well as cash held in escrow. Cash, Cash Equivalents and Restricted Cash includes restricted cash balances of $1.0 million and $1.1 million at December 31, 2017 and 2016, respectively.
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
As of December 31, 2017, our projections generally assume a gradual improvement in market conditions over time. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of both December 31, 2017 and December 31, 2016, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.
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
Capitalized Interest.  The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  The summary of capitalized interest for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Capitalized interest, beginning of period	$16,012	$16,740	$15,296
Interest capitalized to inventory	21,484	17,685	18,410
Capitalized interest charged to cost of sales	(20,327)	(18,413)	(16,966)
Capitalized interest, end of year	$17,169	$16,012	$16,740

Interest incurred	$40,358	$35,283	$35,931
Investment in Joint Venture Arrangements. In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During 2017, we decreased our total investment in such joint venture arrangements by $7.5 million from $28.0 million at December 31, 2016 to $20.5 million at December 31, 2017, which was driven primarily by our increased lot distributions from joint venture arrangements during 2017 of $16.6 million, offset, in part, by our cash contributions to our joint venture arrangements during 2017 of $12.1 million.

We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of December 31, 2017 is the amount invested of $20.5 million, which is reported as Investment in Joint Venture Arrangements on our Consolidated Balance Sheets, although we expect to invest further amounts in these joint venture arrangements as development of the properties progresses. Further details relating to our joint venture arrangements are included in Note 6 to our Consolidated Financial Statements.
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
If the fair value of the investment is less than the investment’s carrying value, and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the joint venture arrangements, the timing of distribution of lots to the Company from the joint venture arrangements, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in joint venture arrangements, the Company evaluates the projected cash flows associated with each joint venture arrangement.
As of both December 31, 2017 and December 31, 2016, the Company used a discount rate of 16% in determining the fair value of investments in joint venture arrangements. In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the joint venture arrangement; and (3) the intent and ability of the Company to retain its investment in the joint venture arrangements for a period of time sufficient to allow for any anticipated recovery in market value. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.
For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company’s ownership in these LLCs as of December 31, 2017 ranged from 25% to 97% and as of December 31, 2016 ranged from 25% to 74%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC.
Variable Interest Entities. With respect to our investments in LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our consolidated financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a variable interest entity (“VIE”) and (2) if we are the primary beneficiary of the entity. To determine whether we are the primary beneficiary of an entity, we consider whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. This analysis considers, among other things, whether we have: the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If we determine that we are not able to control such activities, we are not considered the primary beneficiary of the VIE. As of December 31, 2017 and December 31, 2016, we have determined that no LLC in which we have an interest met the requirements of a VIE.
Land Option Agreements. In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, using an analysis similar to that described above. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Consolidated Balance Sheets. At both December 31, 2017 and 2016, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements. Other than as described below in “Consolidated Inventory Not Owned,” the Company currently believes that its maximum exposure as of December 31, 2017 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $50.4 million, including cash deposits of $32.6 million, prepaid acquisition costs of $5.6 million, letters of credit of $7.2 million and $5.0 million of other non-cash deposits.
Consolidated Inventory Not Owned and Related Obligation. At December 31, 2017 and December 31, 2016, Consolidated Inventory Not Owned was $21.5 million and $7.5 million, respectively. At December 31, 2017 and 2016, the corresponding liability of $21.5 million and $7.5 million, respectively, has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheets. The increase in this balance from December 31, 2016 is related primarily to an increase in the number of land purchase agreements that had deposits and prepaid acquisition and development costs that exceeded certain thresholds resulting in the remaining purchase price of the lots to be recorded in inventory not owned.
Property and Equipment-net. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following are the major classes of depreciable assets and their estimated useful lives:

	Year Ended December 31,
(In thousands)	2017	2016
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	30,409	25,895
Transportation and construction equipment	10,067	10,075
Property and equipment	52,299	47,793
Accumulated depreciation	(25,483)	(25,494)
Property and equipment, net	$26,816	$22,299

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-25 years
Depreciation expense was $4.1 million, $3.6 million and $2.3 million in 2017, 2016 and 2015, respectively.
Other Assets.  Other assets at December 31, 2017 and 2016 consisted of the following:.

	Year Ended December 31,
(In thousands)	2017	2016
Development reimbursement receivable from local municipalities	$14,981	$15,698
Mortgage servicing rights	7,821	11,443
Prepaid expenses	9,022	11,227
Prepaid acquisition costs	5,634	4,740
Other	23,677	19,818
Total other assets	$61,135	$62,926

Warranty Reserves. We use subcontractors for nearly all aspects of home construction. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. As such, we record warranty reserves to cover our exposure to the costs for materials and labor not expected to be covered by our subcontractors to the extent they relate to warranty-type claims. Warranty reserves are established by charging cost of sales and crediting a warranty reserve for each home delivered.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs described above under the Company’s warranty programs. Warranty reserves are recorded for warranties under our Home Builder’s Limited Warranty (“HBLW”), and our 30-year (offered on all homes sold after April 25, 1998 and on or before December 1, 2015 in all of our markets except our Texas markets), 15-year (offered on all homes sold after December 1, 2015 in all of our markets except our Texas markets) and 10-year (offered on all homes sold in our Texas markets) transferable structural warranty.
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
Our warranty reserve amounts are based upon historical experience and geographic location. While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. At December 31, 2017 and 2016, warranty reserves of $26.1 million and $27.7 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets. Please see Note 8 to our Consolidated Financial Statements for additional information related to our warranty reserves, including reserves related to stucco-related repairs in certain of our Florida communities.
Self-insurance Reserves. Self-insurance reserves are made for estimated liabilities associated with employee health care, workers’ compensation, and general liability insurance.  For 2017, our self-insurance limit for employee health care was $250,000 per covered person per contract period, with stop loss insurance covering amounts in excess of $250,000.  Our workers’ compensation claims are insured by a third party and carry a deductible of $250,000 per claim, except for workers compensation claims made in the State of Ohio where the Company is self-insured.  Our self-insurance limit for Ohio workers’ compensation is $500,000 per claim, with stop loss insurance covering all amounts in excess of this limit.  The reserves related to employee health care and workers’ compensation are based on historical experience and open case reserves.  Our general liability claims are insured by a third party, subject to a deductible.  Effective for home closings occurring on or after July 1, 2017, the Company renewed its general liability insurance coverage which, among other things, changed the structure of our completed operations/construction defect deductible to $10.0 million for the entire company (for closings prior to July 1, 2017, our completed operations/construction defect deductible was $7.5 million for each of our regions) and decreased our third party bodily injury and property damage claims deductible to $250,000 (a decrease from $500,000 for closings prior to July 1, 2017).  The Company records a reserve for general liability claims falling below the Company’s deductible.  The reserve estimate is based on an actuarial evaluation of our past history of general liability claims, other industry specific factors and specific event analysis.  At December 31, 2017 and 2016, self-insurance reserves of $2.4 million and $1.8 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.  The Company recorded expenses totaling $8.9 million, $6.5 million and $6.1 million for all self-insured and general liability claims during the years ended December 31, 2017, 2016 and 2015, respectively.
Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability.  M/I Financial provides a limited-life guarantee on loans sold to certain third parties and estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience.  Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.  The Company has also provided certain other guarantees and indemnities in connection with the purchase and development of land, including environmental indemnities, and guarantees of the completion of land development.  The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure.  Actual future costs associated with these guarantees and indemnities could differ materially from our current estimated amounts. At December 31, 2017 and 2016, guarantees and indemnities of $1.0 million and $1.3 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.
Other Liabilities.  Other liabilities at December 31, 2017 and 2016 consisted of the following:

	Year Ended December 31,
(In thousands)	2017	2016
Accruals related to land development	$37,180	$35,417
Warranty	26,133	27,732
Payroll and other benefits	28,128	26,140
Other	40,093	33,873
Total other liabilities	$131,534	$123,162
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
We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans are sold and/or related servicing rights are sold to third party investors or set up with the subservicer. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee. Generally, all of the financial services mortgage loans and related servicing rights are sold to third party investors within two to three weeks of origination; however, M/I Financial began retaining a portion of mortgage loan servicing rights during 2012. As of December 31, 2017 and 2016, we retained mortgage servicing rights of 3,094 and 4,445 loans, respectively, for a total value of $7.8 million and $11.4 million, respectively. We recognize financial services revenue associated with our title operations as homes are closed, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is closed. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.
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
Income Taxes. The Company records income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on future tax consequences attributable to (1) temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (2) operating loss and tax credit carryforwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the change is enacted. During the fourth quarter of 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted which, among other things, reduces the corporate income tax rate from 35% to 21%. As a result of the reduction in the corporate income tax rate, the Company revalued its deferred tax assets at December 31, 2017 and recognized a non-cash provisional tax expense of approximately $6.5 million for the year ended December 31, 2017. Please see Note 14 to our Consolidated Financial Statements for further discussion.
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
Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of December 31, 2017, the Company had outstanding $179.6 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through September 2024.  Included in this total are: (1) $122.3 million of performance and maintenance bonds and $41.6 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $8.1 million of financial letters of credit; and (3) $7.6 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
Recently Adopted Accounting Standards. In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU

2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted the new standard in the first quarter of 2017. Excess tax benefits or deficiencies for stock-based compensation are now reflected in the Consolidated Statements of Income as a component of income tax expense, whereas previously they were recognized in equity. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and disclosures.

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
Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs, such as ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These ASUs do not change the core principle of the guidance stated in ASU 2014-09. Instead, these amendments are intended to clarify and improve the operability of certain topics addressed by ASU 2014-09, as amended. See below for additional explanation of each of these additional ASUs. The Company does not believe the adoption of these additional ASUs will have a material impact on our consolidated financial statements.
Due to the nature of our operations, we expect to identify similar performance obligations in our contracts under ASU 2014-09 compared with the deliverables and separate units of account we have identified under existing accounting standards, and therefore, we anticipate this standard will not have a material impact on our consolidated financial statements. As a result, we expect the amount and timing of our housing revenue to remain substantially unchanged. Due to the complexity of certain of our land contracts, however, the actual revenue recognition treatment required under the standard for land sales will depend on contract-specific terms. We do not expect significant changes to the amount and timing of our financial services revenue, or significant changes to our business processes, systems, or internal controls as a result of adopting the standard.
We adopted the standard on January 1, 2018 using the modified retrospective transition method, which includes a cumulative catch-up in retained earnings on the initial date of adoption for existing contracts (those that are not completed) as of, and new contracts after, January 1, 2018.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets - referred to as “lessees” - to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities will be expanded to include qualitative and specific quantitative information. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method. The Company continues to evaluate the potential impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements and disclosures; however. because a large majority of our leases are for office space, which we have determined will be treated as operating leases under ASU 2016-02, we anticipate recording a right-of-use asset and related lease liability for these leases, but do not expect our expense recognition pattern to change.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2016-15 is not expected to have a material effect on the Company’s consolidated financial statements and disclosures.
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

NOTE 2. Stock-Based and Deferred Compensation
Stock Incentive Plans
The Company has an equity compensation plan, the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the “2009 LTIP”) which has been amended from time to time. The 2009 LTIP was approved by our shareholders and is administered by the Compensation Committee of our Board of Directors. Under the 2009 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards – awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of the common shares, and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the plan authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 3,900,000 common shares, of which 1,504,487 remain available for grant at December 31, 2017.
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
Following is a summary of stock option activity for the year ended December 31, 2017, relating to the stock options awarded under the 2009 LTIP and the 1993 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(a) (In thousands)
Options outstanding at December 31, 2016	2,309,128	$19.96	5.93	$13,773
Granted	408,000	23.34
Exercised	(678,781)	16.54
Forfeited	(215,529)	32.74
Options outstanding at December 31, 2017	1,822,818	$20.48	6.88	$25,376
Options vested or expected to vest at December 31, 2017	1,762,478	$20.46	6.83	$24,572
Options exercisable at December 31, 2017	1,054,418	$20.05	5.93	$15,127
(a)Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.
The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $9.3 million, $0.1 million and $0.7 million, respectively.
The fair value of our five-year service-based stock options granted during the years ended December 31, 2017, 2016 and 2015 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.96%	1.34%	1.72%
Expected volatility	39.49%	47.20%	56.37%
Expected term (in years)	5.9	5.7	5.6
Weighted average grant date fair value of options granted during the period	$9.45	$7.57	$11.07
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
Total stock-based compensation expense related to stock option awards that has been charged against income relating to the 2009 LTIP and the 1993 Plan was $3.7 million, $3.3 million, and $3.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017, there was a total of $6.9 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 2.0 years for the service awards.
Director Stock Units
Under the 2009 LTIP, the Company awarded its non-employee directors a total of 18,000 stock units during the year ended December 31, 2017, and 15,000 stock units during each of the years ended December 31, 2016 and 2015. Each stock unit is the equivalent of one common share, vests immediately and will be converted into a common share upon termination of service as a director. The Company recognized the full stock-based compensation expense related to the awards of $0.5 million in 2017, and $0.3 million in both 2016 and 2015 due to the immediate vesting provisions of the award.
On May 5, 2009, the Company’s board of directors terminated the M/I Homes, Inc. 2006 Director Equity Incentive Plan (the “Director Equity Plan”).  Awards outstanding under the Director Equity Plan remain in effect in accordance with their respective terms.  At December 31, 2017, there were 8,059 stock units outstanding under the Director Equity Plan with a value of $0.2 million.

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
The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $23.34 and $19.69, respectively, for the 2017 PSU’s $16.85 and $15.75, respectively, for the 2016 PSU’s and $21.28 and $18.92, respectively, for the 2015 PSU’s. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized $0.3 million in stock-based compensation expense during 2017 related to the Market Condition portion of the 2017, 2016 and 2015 PSU awards. There was a total of $0.2 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2017 and 2016 PSU awards as of December 31, 2017. At December 31, 2017, the Market Condition for the 2015 PSU awards was met, and the company recorded $0.2 million of stock-based compensation expense. Based on these results and board approval, 11,503 PSU’s vested during the first quarter of 2018 with respect to the portion of the 2015 PSU’s subject to the Market Condition.
For the portion of the PSU’s subject to a Performance Condition, we recognize stock-based compensation expense on a straight-line basis over the Performance Period based on the probable outcome of the related Performance Condition. Otherwise, stock-based compensation expense recognition is deferred until probability is attained and a cumulative stock-based compensation expense adjustment is recorded and recognized ratably over the remaining service period. The Company reassesses the probability of the satisfaction of the Performance Condition on a quarterly basis, and stock-based compensation expense is adjusted based on the portion of the requisite service period that has passed. As of December 31, 2017, the Company had not recognized any stock-based compensation expense related to the Performance Condition portion of the 2017 PSU awards. If the Company achieves the minimum performance levels for the Performance Condition to be met for the 2017 awards, the Company would record unrecognized stock-based compensation expense of $0.5 million as of December 31, 2017, for which $0.2 million would be immediately recognized had attainment been probable at December 31, 2017. The Company recognized $0.4 million of stock-based compensation expense related to the Performance Condition portion of the 2016 PSU awards during 2017 based on the probability of attaining the performance condition. The Company has $0.2 million of unrecognized stock-based compensation expense for the 2016 PSU awards at December 31, 2017. The Company recognized $1.1 million of stock-based compensation expense for the 2015 PSU awards as of December 31, 2017 which met the maximum performance level at December 31, 2017. Based on these results and board approval, 67,668 PSU’s vested during the first quarter of 2018 with respect to the portion of the 2015 PSU’s subject to the Performance Condition.
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
Compensation expense deferred into the Executive Plan and the Director Plan (together the “Plans”) totaled $0.4 million, $0.1 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015.  The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans.  One equity unit is the equivalent of one common share.  Equity units and the related dividends will be converted and distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company.  Distributions from the Plans totaled $0.2 million during the years ended December 31, 2017 and 2016, and less than $0.1 million during the year ended December 31, 2015.  As of December 31, 2017, there were a total of 51,787 equity units with a value of $1.2 million outstanding under the Plans.  The aggregate fair market value of these units at December 31, 2017, based on the closing price of the underlying common shares, was approximately $2.4 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $1.3 million as of December 31, 2017.  Common shares are issued from treasury shares upon distribution of equity units from the Plans.
Profit Sharing and Retirement Plan
The Company has a profit-sharing and retirement plan that covers substantially all Company employees and permits participants to make contributions to the plan on a pre-tax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Company contributions to the plan are also made at the discretion of the Company’s board of directors based on the Company’s profitability and resulted in a $1.8 million, $1.4 million and $1.2 million expense for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The table below shows the notional amounts of our financial instruments at December 31, 2017 and 2016:

	December 31,
Description of Financial Instrument (in thousands)	2017	2016
Best efforts contracts and related committed IRLCs	$2,182	$6,607
Uncommitted IRLCs	50,746	66,875
FMBSs related to uncommitted IRLCs	53,000	66,000
Best efforts contracts and related mortgage loans held for sale	80,956	125,348
FMBSs related to mortgage loans held for sale	91,000	33,000
Mortgage loans held for sale covered by FMBSs	90,781	32,870
The table below shows the level and measurement of assets and liabilities measured on a recurring basis at December 31, 2017 and 2016:

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$171,580	$—	$171,580	$—
Forward sales of mortgage-backed securities	177	—	177	—
Interest rate lock commitments	271	—	271	—
Best-efforts contracts	12	—	12	—
Total	$172,040	$—	$172,040	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$154,020	$—	$154,020	$—
Forward sales of mortgage-backed securities	230	—	230	—
Interest rate lock commitments	250	—	250	—
Best-efforts contracts	(90)	—	(90)	—
Total	$154,410	$—	$154,410	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
Description (in thousands)	2017	2016	2015
Mortgage loans held for sale	$3,675	$(3,591)	$(590)
Forward sales of mortgage-backed securities	(53)	323	89
Interest rate lock commitments	21	(71)	32
Best-efforts contracts	102	116	(258)
Total gain (loss) recognized	$3,745	$(3,223)	$(727)
The following tables set forth the fair value of the Company’s derivative instruments and their location within the Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	December 31, 2017		December 31, 2017
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$177	Other liabilities	$—
Interest rate lock commitments	Other assets	271	Other liabilities	—
Best-efforts contracts	Other assets	12	Other liabilities	—
Total fair value measurements		$460		$—

	Asset Derivatives		Liability Derivatives
	December 31, 2016		December 31, 2016
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$230	Other liabilities	$—
Interest rate lock commitments	Other assets	250	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	90
Total fair value measurements		$480		$90
Assets Measured on a Non-Recurring Basis
The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. Our determination of fair value is based on projections and estimates, which are Level 3 measurement inputs. For further explanation of the Company’s policy regarding our assessment of recoverability for assets measured on a non-recurring basis, please see Note 1 to our Consolidated Financial Statements. The tables below show the level and measurement of assets measured on a non-recurring basis for the years ended December 31, 2017 and 2016:

		Year Ended December 31,
Description (in thousands)	Hierarchy	2017	2016 (2)	2015 (2)

Adjusted basis of inventory (1)	Level 3	$3,823	$12,921	$11,885
Total losses		7,681	3,992	3,638

Initial basis of inventory (3)		$11,504	$16,913	$15,523

(1)	The fair values in the table above represent only assets whose carrying values were adjusted in the respective period.

(2)	The carrying values for these assets may have subsequently increased or decreased from the fair value reported due to activities that have occurred since the measurement date.

(3)	This amount is inclusive of our investments in joint venture arrangements. There were no losses on our investments in joint venture arrangements for 2017, 2016 and 2015.
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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2017 and 2016. The objective of the fair value measurement is defined to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

	December 31, 2017		December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$151,703	$151,703	$34,441	$34,441
Mortgage loans held for sale	171,580	171,580	154,020	154,020
Split dollar life insurance policies	209	209	214	214
Notes receivable	—	—	763	687
Commitments to extend real estate loans	271	271	250	250
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	12	12	—	—
Forward sales of mortgage-backed securities	177	177	230	230
Liabilities:
Notes payable - homebuilding operations	—	—	40,300	40,300
Notes payable - financial services operations	168,195	168,195	152,895	152,895
Notes payable - other	10,576	9,437	6,415	5,999
Convertible senior subordinated notes due 2017 (a)	—	—	57,500	65,957
Convertible senior subordinated notes due 2018 (a)	86,250	93,581	86,250	88,105
Senior notes due 2021 (a)	300,000	310,875	300,000	314,250
Senior notes due 2025 (a)	250,000	252,500	—	—
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	—	—	90	90
Off-Balance Sheet Financial Instruments:
Letters of credit	—	1,083	—	702

(a)
Our senior notes and convertible senior subordinated notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2017 and 2016:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Convertible Senior Subordinated Notes due 2018, Senior Notes due 2021 and Senior Notes due 2025. The fair value of these financial instruments was determined based upon market quotes at December 31, 2017 and 2016. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policy and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during 2017 under the Company’s $475 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the one-month LIBOR rate plus a margin of 250 basis points, and thus the carrying value is a reasonable estimate of fair value. Please see Note 11 to our Consolidated Financial Statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial is a party to two credit agreements: (1) a $125 million secured mortgage warehousing agreement (which increases to $150 million during certain periods), dated June 24, 2016, as amended (the “MIF Mortgage Warehousing Agreement”), and (2) a $35 million mortgage repurchase agreement, as amended and restated on October 30, 2017 (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during 2017 fluctuated with LIBOR. Please see Note 11 to our Consolidated Financial Statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.

Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
Letters of Credit. Letters of credit of $49.7 million and $37.7 million represent potential commitments at December 31, 2017 and 2016, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.
NOTE 4. Inventory
A summary of the Company’s inventory as of December 31, 2017 and 2016 is as follows:

	December 31,
(In thousands)	2017	2016
Single-family lots, land and land development costs	$687,260	$602,528
Land held for sale	6,491	12,155
Homes under construction	579,051	494,664
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2017 - $12,715; December 31, 2016 - $11,835)	74,622	68,727
Community development district infrastructure	13,049	476
Land purchase deposits	32,556	29,856
Consolidated inventory not owned	21,545	7,528
Total inventory	$1,414,574	$1,215,934
Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of December 31, 2017 and 2016, we had 1,134 homes (with a carrying value of $242.7 million) and 996 homes (with a carrying value of $199.4 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
The Company assesses inventory for recoverability on a quarterly basis. Please see Notes 1 and 3 to our Consolidated Financial Statements for additional details relating to our procedures for evaluating our inventories for impairment.
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
NOTE 5. Transactions with Related Parties
The Company made a contribution of $0.8 million in 2017 to the M/I Homes Foundation, a charitable organization having certain officers and directors of the Company on its Board of Trustees.
The Company had a receivable of $0.2 million at both December 31, 2017 and 2016 due from an executive officer, relating to amounts owed to the Company for split-dollar life insurance policy premiums.  The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer.
NOTE 6. Investment in Joint Venture Arrangements
The Company has periodically partnered with other land developers or homebuilders to share in the cost of land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. For such joint venture arrangements where a special purpose entity is established to own the property, we have determined that we do not have substantive control over any of these entities; therefore, they are recorded using the equity method of accounting. We believe the Company’s maximum exposure related to its investment in these joint venture arrangements as of December 31, 2017 is the total amount invested of $20.5 million which is reported as Investment in Joint Venture Arrangements on our

Consolidated Balance Sheets, although we expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
The Company evaluates its investment in joint venture arrangements for potential impairment on a quarterly basis. If the fair value of the investment (please see Notes 1 and 3 to our Consolidated Financial Statements) is less than the investment’s carrying value, and the Company determines the decline in value was other than temporary, the Company writes down the investment to fair value.
Summarized condensed combined financial information for the joint venture arrangements that are included in the homebuilding segments as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 is as follows:
Summarized Condensed Combined Balance Sheets:

	December 31,
(In thousands)	2017	2016
Assets:
Single-family lots, land and land development costs (a) (b)	$13,289	$30,794
Other assets	5,143	1,040
Total assets	$18,432	$31,834
Liabilities and partners’ equity:
Liabilities:
Notes payable	$261	$1,287
Other liabilities	1,544	2,723
Total liabilities	1,805	4,010
Partners’ equity:
Company’s equity (a) (b)	$8,328	$16,015
Other equity	8,299	11,809
Total partners’ equity	$16,627	$27,824
Total liabilities and partners’ equity	$18,432	$31,834

(a)	For the years ended December 31, 2017 and 2016, impairment expenses and other miscellaneous adjustments totaling $1.7 million and $0.5 million, respectively, were excluded from the table above.

(b)
For the years ended December 31, 2017 and 2016, the table above excludes the Company’s investment in joint development arrangements for which a special purpose entity was not established, totaling $13.9 million and $12.5 million, respectively.

Summarized Condensed Combined Statements of Operations:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Revenue	$10,286	$5,995	$5,800
Costs and expenses	6,817	5,849	3,527
Income	$3,469	$146	$2,273
The Company’s total equity in the income relating to the above homebuilding joint venture arrangements was $0.5 million for 2017, 2016 and 2015.
NOTE 7. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $46.8 million and $27.6 million were covered under the above guarantees as of December 31, 2017 and 2016, respectively. The increase in loans covered by these guarantees from December 31, 2016 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at December 31, 2017, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $1.2 million and $0.9 million at December 31, 2017 and 2016, respectively.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of December 31, 2017 and 2016, the total of all loans indemnified to third party insurers relating to the above agreements was $1.3 million and

$1.6 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company recorded a liability relating to the guarantees described above totaling $0.8 million and $0.9 million at December 31, 2017 and 2016, respectively, which is management’s best estimate of the Company’s liability.
NOTE 8. Commitments and Contingencies
Warranty
Our warranty reserves are included in Other Liabilities in the Company’s Consolidated Balance Sheets, as further explained in Note 1 to our Consolidated Financial Statements.  A summary of warranty activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Warranty reserves, beginning of period	$27,732	$14,282	$12,671
Warranty expense on homes delivered during the period	11,677	10,452	8,812
Changes in estimates for pre-existing warranties	2,614	3,304	5,160
Charges related to stucco-related claims (a)	8,500	19,409	—
Settlements made during the period	(24,390)	(19,715)	(12,361)
Warranty reserves, end of period	$26,133	$27,732	$14,282

(a)	Estimated stucco-related claim costs, as described below, have been included in warranty accruals.
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
During 2017, we continued our review of the stucco issues in our Florida communities. Based on an analysis of the relevant data, including additional data that we had gathered during the period since the 2016 review, in the second quarter of 2017, we determined to increase our previous estimate of the future stucco-related repair costs in our Florida communities. As a result, during the second quarter of 2017, we recorded an additional $8.5 million warranty charge for stucco-related repairs in our Florida communities, which was included as a change in estimate within our warranty reserve. The remaining reserve for both known repair costs and an estimate of future costs of stucco-related repairs at December 31, 2017 included within our warranty reserve was $9.1 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of December 31, 2017.
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
We also are continuing to investigate the extent to which we may be able to recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of December 31, 2017, we are unable to estimate an amount, if any, that we believe is probable that we will recover from these sources and, accordingly, we have not recorded a receivable for estimated recoveries nor included an estimated amount of recoveries in determining our warranty reserves.

Performance Bonds and Letters of Credit

At December 31, 2017, the Company had outstanding approximately $179.6 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2024. Included in this total are: (1) $122.3 million of performance and maintenance bonds and $41.6 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $8.1 million of financial letters of credit, of which $7.2 million represent deposits on land and lot purchase agreements; and (3) $7.6 million of financial bonds.
Land Option Contracts and Other Similar Contracts

At December 31, 2017, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $715.7 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters

In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At December 31, 2017 and 2016, we had $0.4 million and $0.3 million reserved for legal expenses, respectively.
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
At December 31, 2017, the future minimum rental commitments totaled $25.0 million under non-cancelable operating leases with initial terms in excess of one year as follows:  2018 - $5.8 million; 2019 - $4.3 million; 2020 - $3.9 million; 2021 - $3.7 million; 2022 - $3.5 million; and $3.8 million thereafter.  The Company’s total rental expense was $7.1 million, $6.3 million, and $5.3 million for 2017, 2016 and 2015, respectively.

NOTE 10. Community Development District Infrastructure and Related Obligations
A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (the “Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to such CDD bond obligations issued and outstanding as of December 31, 2017:

Issue Date	Maturity Date	Interest Rate	Principal Amount as of December 31, 2017 (in thousands)	Principal Amount as of December 31, 2016 (in thousands)
7/15/2004	12/1/2022	6.00%	$2,922	$2,922
7/15/2004	12/1/2036	6.25%	10,060	10,060
7/22/2014	11/1/2045	5.28%	535	535
12/23/2016	5/1/2047	6.20%	6,735	—
12/22/2017	5/1/2048	5.13%	9,815	—
Total CDD bond obligations issued and outstanding			$30,067	$13,517
The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company recorded a $13.0 million and $0.5 million liability related to these CDD bond obligations as of December 31, 2017 and December 31, 2016, respectively, along with the related inventory infrastructure.
NOTE 11. Debt
Notes Payable - Homebuilding
The Credit Facility provides an aggregate commitment amount of $475 million, including a $125 million sub-facility for letters of credit. In addition, the Credit Facility has an accordion feature under which the Company may increase the aggregate commitment amount up to $500 million, subject to certain conditions, including obtaining additional commitments from existing or new lenders. The Credit Facility expires on July 18, 2021. Interest on amounts borrowed under the Credit Facility was payable at a rate which is adjusted daily and is equal to the sum of the one-month LIBOR rate plus a margin of 250 basis points. The margin is subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio. The Credit Facility also contains certain financial covenants. At December 31, 2017, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $512.9 million of availability for additional senior debt at December 31, 2017. As a result, the full $475 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At December 31, 2017, there were no borrowings outstanding and $49.0 million of letters of credit outstanding, leaving net remaining borrowing availability of $426.0 million.
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 16 to our Consolidated Financial Statements), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indentures for the Company’s $250.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the “2025 Senior Notes”) and the Company’s $300.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Senior Notes”). The guarantors for the Credit Facility (the “Guarantor Subsidiaries”) are the same subsidiaries that guarantee the 2025 Senior Notes, the 2021 Senior Notes and the Company’s $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”).

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
The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $487.2 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company's number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
As of December 31, 2017, the Company was a party to a secured credit facility agreement for the issuance of letters of credit (the “Letter of Credit Facility”). During 2017, the Company extended the maturity date of the Letter of Credit Facility for an additional year to September 30, 2018 and also reduced the maximum available amount under the facility from $2.0 million to $1.0 million. At both December 31, 2017 and 2016, there was $0.6 million of outstanding letters of credit in aggregate under the Letter of Credit Facility, which were collateralized with $0.6 million of the Company’s cash.
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $125 million which may be increased to $150 million during certain periods of expected increases in the volume of mortgage originations, specifically from September 25, 2017 to October 16, 2017 and from December 15, 2017 to February 2, 2018. The MIF Mortgage Warehousing Agreement expires on June 22, 2018. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the greater of (1) the floating LIBOR rate plus a spread of 237.5 basis points and (2) 2.75%. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At December 31, 2017, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $35 million, which increased to $50 million from November 15, 2017 through February 1, 2018 (a period during which we typically experience higher mortgage origination volume). The MIF Mortgage Repurchase Facility expires on October 29, 2018. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At December 31, 2017, MI Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At December 31, 2017 and 2016, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $200.0 million, and $185.0 million, respectively. At December 31, 2017 and December 31, 2016, M/I Financial had $168.2 million and $152.9 million outstanding on a combined basis under its credit facilities, respectively.
Convertible Senior Subordinated Notes
As of both December 31, 2017 and 2016, we had $86.3 million of our 2018 Convertible Senior Subordinated Notes outstanding. The 2018 Convertible Senior Subordinated Notes bear interest at a rate of 3.0% per year, payable semiannually in arrears on March 1 and September 1 of each year. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2018 Convertible Senior Subordinated Notes into the Company’s common shares. The conversion rate initially equals 30.9478 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2018 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed jointly and severally on a senior subordinated unsecured basis by the Guarantor Subsidiaries. The 2018 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the Guarantor Subsidiaries, are subordinated in right of payment to our and the Guarantor Subsidiaries’ existing and future senior indebtedness and are also effectively subordinated to our and the Guarantor Subsidiaries’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2018 Convertible Senior Subordinated Notes requires the Company to repurchase the notes (subject to certain exceptions), at a holder’s option, upon the occurrence of a fundamental change (as defined in the indenture).

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
As of both December 31, 2017 and 2016, we had $300.0 million of our 2021 Senior Notes outstanding. The 2021 Senior Notes bear interest at a rate of 6.75% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2021. As of January 15, 2018, we may redeem all or any portion of the 2021 Senior Notes at 103.375% of the principal amount outstanding. This rate declines to 101.688% of the principal amount outstanding if redeemed during the 12-month period beginning on January 15, 2019, and will further decline to 100.000% of the principal amount outstanding if redeemed on or after January 15, 2020, but prior to maturity.
The 2025 Senior Notes and the 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes. As of December 31, 2017, the Company was in compliance with all terms, conditions, and covenants under the indentures.
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
The indenture governing our 2025 Senior Notes and the indenture governing the 2021 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures. In each case, the “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 31, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The restricted payments basket was $176.1 million and $144.9 million at December 31, 2017 and 2016, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors. Please see Note 12 to our Consolidated Financial Statements for additional information related to our Series A Preferred Shares.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Consolidated Balance Sheets, totaling $10.6 million and $6.4 million as of December 31, 2017 and 2016, respectively.  The balance at December 31, 2016 included a mortgage note payable on our principal executive office building with a principal balance outstanding of $3.4 million, which was subsequently paid off in April 2017. The remaining balance is made up of other notes payable acquired in the normal course of business. These other borrowings are included in the debt maturities schedule below.
Maturities over the next five years with respect to the Company’s debt as of December 31, 2017 are as follows:

Year Ending December 31,	Debt Maturities (In thousands)
2018	$259,930
2019	1,213
2020	1,693
2021	301,319
2022	866
Thereafter	250,000
Total	$815,021

NOTE 12. Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share of the Company (the “Series A Preferred Shares”), or 4,000 Series A Preferred Shares in the aggregate.  On April 10, 2013, the Company redeemed 2,000 of its Series A Preferred Shares (and the 2,000,000 related depositary shares) for an aggregate redemption price of approximately $50.4 million in cash. On October 16, 2017, the Company redeemed the remaining 2,000 outstanding Series A Preferred Shares (and the 2,000,000 related depositary shares) for an aggregate redemption price of approximately $50.4 million in cash.
The Company declared and paid a quarterly dividend of $609.375 per share on its Series A Preferred Shares in the first three quarters of 2017, and in each quarter of both 2016 and 2015 and paid aggregate dividend payments on the Series A Preferred Shares of $3.7 million in 2017 and $4.9 million in both 2016 and 2015.

NOTE 13. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015
NUMERATOR
Net income	$72,081	$56,609	$51,763
Preferred stock dividends	(3,656)	(4,875)	(4,875)
Excess of fair value over book value of preferred shares redeemed	(2,257)	—	—
Net income available to common shareholders	66,168	51,734	46,888
Interest on 3.25% convertible senior subordinated notes due 2017	1,106	1,520	1,499
Interest on 3.00% convertible senior subordinated notes due 2018	2,113	2,050	2,021
Diluted income available to common shareholders	$69,387	$55,304	$50,408
DENOMINATOR
Basic weighted average shares outstanding	25,769	24,666	24,575
Effect of dilutive securities:
Stock option awards	342	216	237
Deferred compensation awards	221	149	150
3.25% convertible senior subordinated notes due 2017	1,687	2,416	2,416
3.00% convertible senior subordinated notes due 2018	2,669	2,669	2,669
Diluted weighted average shares outstanding - adjusted for assumed conversions	30,688	30,116	30,047
Earnings per common share
Basic	$2.57	$2.10	$1.91
Diluted	$2.26	$1.84	$1.68
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	23	1,273	1,447

On October 16, 2017, the Company redeemed all 2,000 of its outstanding Series A Preferred Shares and recognized a $2.3 million non-cash equity charge related to the excess of fair value over carrying value relating primarily to the original issuance costs that were paid in 2007, which reduced net income to common shareholders in the earnings per share calculation above for the year ended December 31, 2017. Please see Note 11 and Note 12 to our Consolidated Financial Statements for additional details.
The Company declared and paid a quarterly cash dividend of $609.375 per share on its then outstanding Series A Preferred Shares in the first three quarters of 2017 and in each quarter of 2016 and 2015, for aggregate dividend payments on the Series A Preferred Shares of $3.7 million for the year ended December 31, 2017, and $4.9 million for both the years ended December 31, 2016 and 2015.
For the years ended December 31, 2017, 2016 and 2015, the effect of our convertible debt outstanding was included in the diluted earnings per share calculations.
NOTE 14. Income Taxes
The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carryforwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the change is enacted. During the fourth quarter of 2017, comprehensive federal tax legislation was enacted in the form of the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the corporate income tax rate from 35% to 21%, eliminating the corporate alternative minimum tax, repealing the domestic production activity deduction, and limiting the deductibility of certain executive compensation.
The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) in December 2017, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides that the measurement period for the tax effects of the Tax Act should not extend more than one year from the date the Tax Act was enacted. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate, the company must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the Tax Act was enacted.
As a result of the reduction in the corporate income tax rate, the Company revalued its deferred tax assets at December 31, 2017 and recognized a non-cash provisional tax expense of approximately $6.5 million for the year ended December 31, 2017. The impact ultimately realized may differ from this provisional amount, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act, including analyzing planning opportunities with respect to tax accounting methods. The accounting for the income tax effects of the Tax Act is expected to be complete when the 2017 corporate income tax return is filed in 2018.
In accordance with ASC 740, we evaluate our deferred tax assets, including the benefit from NOLs and tax credit carryforwards, if any, to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment gives appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Based upon a review of all available evidence, we believe our deferred tax assets were fully realizable in all periods presented.
At December 31, 2017, the Company’s total deferred tax assets were $22.9 million which is offset by $4.5 million of total deferred tax liabilities for a $18.4 million net deferred tax asset which is reported on the Company’s Consolidated Balance Sheets.
The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2017	2016
Deferred tax assets:
Warranty, insurance and other accruals	$8,078	$12,738
Equity-based compensation	3,250	5,482
Inventory	4,720	8,223
State taxes	160	219
Net operating loss carryforward	6,193	8,483
Deferred charges	506	1,812
Total deferred tax assets	$22,907	$36,957

Deferred tax liabilities:
Federal effect of state deferred taxes	$1,777	$3,879
Depreciation	2,382	1,947
Prepaid expenses	310	256
Total deferred tax liabilities	$4,469	$6,082

Net deferred tax asset	$18,438	$30,875
The provision from income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Current:
Federal	$33,392	$1,745	$1,757
State	2,414	2,120	883
	$35,806	$3,865	$2,640

	Year Ended December 31,
(In thousands)	2017	2016	2015
Deferred:
Federal	$11,916	$28,335	$28,760
State	521	2,976	3,766
	$12,437	$31,311	$32,526
Total	$48,243	$35,176	$35,166

For 2017, 2016 and 2015, the Company’s effective tax rate was 40.09%, 38.32%, and 40.45%, respectively. The increase in the effective tax rate was attributable to the Company’s recognition of a non-cash provisional tax expense of approximately $6.5 million as a result of the re-measurement of our deferred tax assets in connection with the enactment of the Tax Act. Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated benefit from income taxes are as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Federal taxes at statutory rate	$42,113	$32,125	$30,425
State and local taxes – net of federal tax benefit	3,420	3,652	2,820
Change in state NOL deferred asset – net of federal tax benefit	—	729	1,548
Deferred tax asset re-measurement as a result of Tax Act	6,520	—	—
Equity Compensation	(1,368)	—	—
Manufacturing deduction	(3,262)	(1,298)	—
Other	820	(32)	373
Total	$48,243	$35,176	$35,166
The Company files income tax returns in the U.S. federal jurisdiction, and various states.  The Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2012.  The Company is audited from time to time, and if any adjustments are made, they would be either immaterial or reserved.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  At December 31, 2017, 2016 and 2015, we had no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits in prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change.
During 2016, the Company fully utilized its federal NOL carryforwards and federal credit carryforwards. The Company had $4.9 million of state NOL carryforwards, net of the federal benefit, at December 31, 2017. Our state NOLs may be carried forward from one to 15 years, depending on the tax jurisdiction, with $1.4 million expiring between 2022 and 2027 and $3.5 million expiring between 2028 and 2032, absent sufficient state taxable income.
NOTE 15. Business Segments
The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 15 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding reportable segments; and (3) our consolidated financial results.
In accordance with ASC 280, Segment Reporting (“ASC 280”), we have identified each homebuilding division as an operating segment and have determined our reportable segments are as follows: Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have been aggregated because they share similar aggregation characteristics as prescribed in ASC 280 in the following regards: (1) long-term economic characteristics; (2) historical and expected future long-term gross margin percentages; (3) housing products, production processes and methods of distribution; and (4) geographical proximity.
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Chicago, Illinois	Orlando, Florida	Charlotte, North Carolina
Cincinnati, Ohio	Sarasota, Florida	Raleigh, North Carolina
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Indianapolis, Indiana	Austin, Texas
Minneapolis/St. Paul, Minnesota	Dallas/Fort Worth, Texas
Houston, Texas
San Antonio, Texas

The following table shows, by segment, revenue, operating income and interest expense for 2017, 2016 and 2015, as well as the Company’s income before income taxes for such periods:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Revenue:
Midwest homebuilding	$742,577	$637,894	$500,873
Southern homebuilding	730,482	602,273	514,747
Mid-Atlantic homebuilding	439,219	409,149	366,800
Financial services (a)	49,693	42,011	35,975
Total revenue	$1,961,971	$1,691,327	$1,418,395

Operating income:
Midwest homebuilding	$81,522	$70,446	$51,436
Southern homebuilding (b)	36,798	20,398	47,276
Mid-Atlantic homebuilding	35,598	33,450	25,144
Financial services (a)	27,288	23,262	21,032
Less: Corporate selling, general and administrative expenses	(42,547)	(38,813)	(33,094)
Total operating income (b) (c)	$138,659	$108,743	$111,794

Interest expense:
Midwest homebuilding	$5,010	$3,754	$4,005
Southern homebuilding	8,508	8,039	7,244
Mid-Atlantic homebuilding	2,599	3,693	4,656
Financial services (a)	2,757	2,112	1,616
Total interest expense	$18,874	$17,598	$17,521

Equity in income of joint venture arrangements	$(539)	$(640)	$(498)
Loss on early extinguishment of debt	—	—	7,842

Income before income taxes	$120,324	$91,785	$86,929

Depreciation and amortization:
Midwest homebuilding	$2,069	$1,752	$1,614
Southern homebuilding	3,014	2,525	2,069
Mid-Atlantic homebuilding	1,565	1,645	1,464
Financial services	1,503	1,948	1,213
Corporate	6,023	5,736	4,568
Total depreciation and amortization	$14,174	$13,606	$10,928

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

(b)
Includes an $8.5 million and a $19.4 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8 to our Consolidated Financial Statements) taken during the year ended December 31, 2017 and 2016, respectively.

(c)
For the years ended December 31, 2017, 2016 and 2015, total operating income was reduced by $7.7 million, $4.0 million and $3.6 million, respectively, related to asset impairment charges taken during the period.

The following tables show total assets by segment at December 31, 2017 and 2016:

	December 31, 2017
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,933	$20,719		$6,904	$—	$32,556
Inventory (a)	500,671	636,019		245,328	—	1,382,018
Investments in joint venture arrangements	4,410	9,677		6,438	—	20,525
Other assets	13,573	38,784	(b)	13,311	364,004	429,672
Total assets	$523,587	$705,199		$271,981	$364,004	$1,864,771

	December 31, 2016
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,989	$22,607		$3,260	$—	$29,856
Inventory (a)	399,814	484,038		302,226	—	1,186,078
Investments in joint venture arrangements	10,155	10,630		7,231	—	28,016
Other assets	25,747	35,622	(b)	13,912	229,280	304,561
Total assets	$439,705	$552,897		$326,629	$229,280	$1,548,511

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

NOTE 16. Supplemental Guarantor Information
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
The following condensed consolidating financial information includes balance sheets, statements of income and cash flow information for M/I Homes, Inc. (the parent company and the issuer of the aforementioned guaranteed notes), the Guarantor Subsidiaries, collectively, and for all other subsidiaries and joint ventures of the Company (the “Unrestricted Subsidiaries”), collectively. Each Guarantor Subsidiary is a direct or indirect 100%-owned subsidiary of M/I Homes, Inc. and has fully and unconditionally guaranteed the (a) 2025 Senior Notes, on a joint and several senior unsecured basis, (b) 2021 Senior Notes, on a joint and several senior unsecured basis and (c) 2018 Convertible Senior Subordinated Notes on a joint and several senior subordinated unsecured basis.
There are no significant restrictions on the parent company’s ability to obtain funds from its Guarantor Subsidiaries in the form of a dividend, loan, or other means.
As of December 31, 2017, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,912,278	$49,693	$—	$1,961,971
Costs and expenses:
Land and housing	—	1,561,022	—	—	1,561,022
Impairment of inventory and investment in joint venture arrangements	—	7,681	—	—	7,681
General and administrative	—	103,094	23,188	—	126,282
Selling	—	128,327	—	—	128,327
Equity in income of joint venture arrangements	—	—	(539)	—	(539)
Interest	—	16,117	2,757	—	18,874
Total costs and expenses	—	1,816,241	25,406	—	1,841,647

Income before income taxes	—	96,037	24,287	—	120,324

Provision for income taxes	—	40,570	7,673	—	48,243

Equity in subsidiaries	72,081	—	—	(72,081)	—

Net income	$72,081	$55,467	$16,614	$(72,081)	$72,081

Preferred dividends	3,656	—	—	—	3,656
Excess of fair value over book value of preferred shares redeemed	2,257	—	—	—	2,257

Net income to common shareholders	$66,168	$55,467	$16,614	$(72,081)	$66,168

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,649,316	$42,011	$—	$1,691,327
Costs and expenses:
Land and housing	—	1,358,183	—	—	1,358,183
Impairment of inventory and investment in joint venture arrangements	—	3,992	—	—	3,992
General and administrative	—	92,135	19,465	—	111,600
Selling	—	108,809	—	—	108,809
Equity in income of joint venture arrangements	—	—	(640)	—	(640)
Interest	—	15,486	2,112	—	17,598
Total costs and expenses	—	1,578,605	20,937	—	1,599,542

Income before income taxes	—	70,711	21,074	—	91,785

Provision for income taxes	—	28,161	7,015	—	35,176

Equity in subsidiaries	56,609	—	—	(56,609)	—

Net income	$56,609	$42,550	$14,059	$(56,609)	$56,609

Preferred dividends	4,875	—	—	—	4,875

Net income to common shareholders	$51,734	$42,550	$14,059	$(56,609)	$51,734

	Year Ended December 31, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,382,420	$35,975	$—	$1,418,395
Costs and expenses:
Land and housing	—	1,114,663	—	—	1,114,663
Impairment of inventory and investment in joint venture arrangements	—	3,638	—	—	3,638
General and administrative	—	77,662	15,546	—	93,208
Selling	—	95,092	—	—	95,092
Equity in income of joint venture arrangements	—	—	(498)	—	(498)
Interest	—	15,905	1,616	—	17,521
Loss on early extinguishment of debt	—	7,842	—	—	7,842
Total costs and expenses	—	1,314,802	16,664	—	1,331,466

Income before income taxes	—	67,618	19,311	—	86,929

Provision for income taxes	—	28,758	6,408	—	35,166

Equity in subsidiaries	51,763	—	—	(51,763)	—

Net income	$51,763	$38,860	$12,903	$(51,763)	$51,763

Preferred dividends	4,875	—	—	—	4,875

Net income to common shareholders	$46,888	$38,860	$12,903	$(51,763)	$46,888

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$131,522	$20,181	$—	$151,703
Mortgage loans held for sale	—	—	171,580	—	171,580
Inventory	—	1,414,574	—	—	1,414,574
Property and equipment - net	—	25,815	1,001	—	26,816
Investment in joint venture arrangements	—	13,930	6,595	—	20,525
Investment in subsidiaries	722,508	—	—	(722,508)	—
Deferred income taxes, net of valuation allowances	—	18,438	—	—	18,438
Intercompany assets	650,599	—	—	(650,599)	—
Other assets	3,154	48,430	9,551	—	61,135
TOTAL ASSETS	$1,376,261	$1,652,709	$208,908	$(1,373,107)	$1,864,771

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$116,773	$460	$—	$117,233
Customer deposits	—	26,378	—	—	26,378
Intercompany liabilities	—	645,048	5,551	(650,599)	—
Other liabilities	—	126,522	5,012	—	131,534
Community development district obligations	—	13,049	—	—	13,049
Obligation for consolidated inventory not owned	—	21,545	—	—	21,545
Notes payable bank - financial services operations	—	—	168,195	—	168,195
Notes payable - other	—	10,576	—	—	10,576
Convertible senior subordinated notes due 2018 - net	86,132	—	—	—	86,132
Senior notes due 2021 - net	296,780	—	—	—	296,780
Senior notes due 2025 - net	246,051	—	—	—	246,051
TOTAL LIABILITIES	628,963	959,891	179,218	(650,599)	1,117,473

Shareholders’ equity	747,298	692,818	29,690	(722,508)	747,298

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,376,261	$1,652,709	$208,908	$(1,373,107)	$1,864,771

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$20,927	$13,514	$—	$34,441
Mortgage loans held for sale	—	—	154,020	—	154,020
Inventory	—	1,215,934	—	—	1,215,934
Property and equipment - net	—	21,242	1,057	—	22,299
Investment in joint venture arrangements	—	12,537	15,479	—	28,016
Investment in subsidiaries	666,008	—	—	(666,008)	—
Deferred income taxes, net of valuation allowances	—	30,767	108	—	30,875
Intercompany assets	424,669	—	—	(424,669)	—
Other assets	1,690	43,809	17,427	—	62,926
TOTAL ASSETS	$1,092,367	$1,345,216	$201,605	$(1,090,677)	$1,548,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$102,663	$549	$—	$103,212
Customer deposits	—	22,156	—	—	22,156
Intercompany liabilities	—	411,196	13,473	(424,669)	—
Other liabilities	—	117,133	6,029	—	123,162
Community development district obligations	—	476	—	—	476
Obligation for consolidated inventory not owned	—	7,528	—	—	7,528
Notes payable bank - homebuilding operations	—	40,300	—	—	40,300
Notes payable bank - financial services operations	—	—	152,895	—	152,895
Notes payable - other	—	6,415	—	—	6,415
Convertible senior subordinated notes due 2017 - net	57,093	—	—	—	57,093
Convertible senior subordinated notes due 2018 - net	85,423	—	—	—	85,423
Senior notes due 2021 - net	295,677	—	—	—	295,677
TOTAL LIABILITIES	438,193	707,867	172,946	(424,669)	894,337

Shareholders’ equity	654,174	637,349	28,659	(666,008)	654,174

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,092,367	$1,345,216	$201,605	$(1,090,677)	$1,548,511

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$15,581	$(63,922)	$11,392	$(15,581)	$(52,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(8,535)	(264)	—	(8,799)
Net proceeds from the sale of mortgage servicing rights	—	—	7,558	—	7,558
Intercompany investing	27,270	—	—	(27,270)	—
Investments in and advances to joint venture arrangements	—	(6,117)	(5,971)	—	(12,088)
Return of capital from joint venture arrangements	—	—	3,518	—	3,518
Net cash provided by (used in) investing activities	27,270	(14,652)	4,841	(27,270)	(9,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	—	250,000	—	—	250,000
Proceeds from bank borrowings - homebuilding operations	—	398,300	—	—	398,300
Repayments of bank borrowings - homebuilding operations	—	(438,600)	—	—	(438,600)
Net proceeds from bank borrowings - financial services operations	—	—	15,300	—	15,300
Proceeds from notes payable - other and CDD bond obligations	—	4,161	—	—	4,161
Dividends paid	(3,656)	—	(15,581)	15,581	(3,656)
Redemption of preferred shares	(50,420)	—	—	—	(50,420)
Intercompany financing	—	(18,143)	(9,127)	27,270	—
Debt issue costs	—	(6,549)	(158)	—	(6,707)
Proceeds from exercise of stock options	11,225	—	—	—	11,225
Net cash (used in) provided by financing activities	(42,851)	189,169	(9,566)	42,851	179,603

Net increase (decrease) in cash, cash equivalents and restricted cash	—	110,595	6,667	—	117,262
Cash, cash equivalents and restricted cash balance at beginning of period	—	20,927	13,514	—	34,441
Cash, cash equivalents and restricted cash balance at end of period	$—	$131,522	$20,181	$—	$151,703

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$11,653	$42,572	$(8,375)	$(11,653)	$34,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(12,505)	(601)	—	(13,106)
Intercompany investing	(6,960)	—	—	6,960	—
Investments in and advances to joint venture arrangements	—	(13,764)	(7,982)	—	(21,746)
Return of capital from joint venture arrangements	—	—	3,207	—	3,207
Net cash (used in) provided by investing activities	(6,960)	(26,269)	(5,376)	6,960	(31,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	351,500	—	—	351,500
Repayments of bank borrowings - homebuilding operations	—	(355,000)	—	—	(355,000)
Net proceeds from bank borrowings - financial services operations	—	—	29,247	—	29,247
Principal repayments of notes payable - other and CDD bond obligations	—	(2,026)	—	—	(2,026)
Dividends paid	(4,875)	—	(11,653)	11,653	(4,875)
Intercompany financing	—	7,407	(8,398)	991	—
Debt issue costs	—	(153)	(87)	—	(240)
Proceeds from exercise of stock options	182	—	—	—	182
Net cash (used in) provided by financing activities	(4,693)	1,728	9,109	12,644	18,788

Net increase (decrease) in cash, cash equivalents and restricted cash	—	18,031	(4,642)	7,951	21,340
Cash, cash equivalents and restricted cash balance at beginning of period	—	2,896	18,156	(7,951)	13,101
Cash, cash equivalents and restricted cash balance at end of period	$—	$20,927	$13,514	$—	$34,441

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2015
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$7,178	$(58,772)	$(23,593)	$(7,178)	$(82,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,156)	(503)	—	(3,659)
Acquisition, net of cash acquired	—	(23,950)	—	—	(23,950)
Investments in and advances to joint venture arrangements	—	(8,087)	(10,075)	—	(18,162)
Return of capital from joint venture arrangements	—	—	1,226	—	1,226
Intercompany investing	(3,338)	—	—	3,338	—
Net proceeds from the sale of mortgage servicing rights	—	—	3,065	—	3,065
Net cash (used in) provided by investing activities	(3,338)	(35,193)	(6,287)	3,338	(41,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes	—	(226,874)	—	—	(226,874)
Proceeds from issuance of senior notes	—	300,000	—	—	300,000
Proceeds from bank borrowings - homebuilding operations	—	417,300	—	—	417,300
Repayments of bank borrowings - homebuilding operations	—	(403,500)	—	—	(403,500)
Net proceeds from bank borrowings - financial services operations	—	—	38,269	—	38,269
Proceeds from note payable - other and CDD bond obligations	—	(1,077)	—	—	(1,077)
Dividends paid	(4,875)	—	(7,178)	7,178	(4,875)
Intercompany financing	—	5,929	5,360	(11,289)	—
Debt issue costs	—	(5,740)	(78)	—	(5,818)
Proceeds from exercise of stock options	1,035	—	—	—	1,035
Net cash (used in) provided by financing activities	(3,840)	86,038	36,373	(4,111)	114,460

Net (decrease) increase in cash, cash equivalents and restricted cash	—	(7,927)	6,493	(7,951)	(9,385)
Cash, cash equivalents and restricted cash balance at beginning of period	—	10,823	11,663	—	22,486
Cash, cash equivalents and restricted cash balance at end of period	$—	$2,896	$18,156	$(7,951)	$13,101

NOTE 17. Supplementary Financial Data
The following tables set forth our selected consolidated financial and operating data for the quarterly periods indicated.

	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017

(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$621,702	$476,423	$456,866	$406,980
Gross margin (a)	$115,551	$101,750	$89,268	$86,699
Net income to common shareholders (a)	$15,882	$18,852	$15,770	$15,664
Earnings per common share: (c)
Basic	$0.57	$0.74	$0.63	$0.63
Diluted	$0.53	$0.64	$0.55	$0.55
Weighted average common shares outstanding:
Basic	27,736	25,581	24,990	24,738
Diluted	31,172	30,675	30,619	30,329

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016

(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$523,246	$442,464	$401,247	$324,370
Gross margin (b)	$104,586	$78,829	$81,539	$64,198
Net income to common shareholders (b)	$19,343	$9,724	$14,697	$7,970
Earnings per common share: (c)
Basic	$0.78	$0.39	$0.60	$0.32
Diluted	$0.67	$0.35	$0.52	$0.30
Weighted average common shares outstanding:
Basic	24,671	24,669	24,669	24,657
Diluted	30,166	30,139	30,077	30,032

(a)
Gross margin and net income to common shareholders includes an $8.5 million pre-tax charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8 to our Consolidated Financial Statements) taken during the second quarter of 2017, and $7.7 million of impairment charges taken during the fourth quarter of 2017.

(b)
Gross margin and net income to common shareholders includes $2.2 million, $2.8 million and $14.5 million of pre-tax charges for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8 to our Consolidated Financial Statements) taken during the first, second and third quarter of 2016, respectively, and $4.0 million of impairment charges taken during the fourth quarter of 2016.

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
The Company’s management, with the participation of the principal executive officer and the principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 93 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of M/I Homes, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of M/I Homes, Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 16, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Columbus, Ohio
February 16, 2018

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.
(1) The following financial statements are contained in Item 8:
Page in this report

Financial Statements

Report of Independent Registered Public Accounting Firm	50
Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015	51
Consolidated Balance Sheets as of December 31, 2017 and 2016	52
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015	53
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	54
Notes to Consolidated Financial Statements	55

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

4.1
Specimen certificate representing M/I Homes, Inc.’s common shares, par value $.01 per share, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (File No. 33-68564) [filed in paper form with the SEC].

4.2
Specimen certificate representing M/I Homes, Inc.’s 9.75% Series A Preferred Shares, par value $.01 per share, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 15, 2007 (File No. 1-12434).

4.3
Indenture, dated as of September 11, 2012, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 3.25% Convertible Senior Subordinated Notes due 2017 and 3.0% Convertible Senior Subordinated Notes due 2018, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 11, 2012.

4.4
Supplemental Indenture, dated as of September 11, 2012, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 3.25% Convertible Senior Subordinated Notes due 2017, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 11, 2012.

4.5	Form of 3.25% Convertible Senior Subordinated Note due 2017, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 11, 2012.

4.6	Form of Guarantee of 3.25% Convertible Senior Subordinated Notes due 2017, incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 11, 2012.

4.7
Supplemental Indenture, dated as of March 11, 2013, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 3.0% Convertible Senior Subordinated Notes due 2018, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed March 12, 2013.

4.8	Form of 3.0% Convertible Senior Subordinated Note due 2018, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed on March 12, 2013.

4.9	Form of Guarantee of 3.0% Convertible Senior Subordinated Notes due 2018, incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed on March 12, 2013.

4.10
Indenture, dated as of December 1, 2015, by and among M/I Homes, Inc., the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 6.75% Senior Notes due 2021, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 2, 2015.

4.11	Form of 6.75% Senior Notes due 2021 incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 2, 2015.

4.12
Indenture, dated as of August 3, 2017, by and among M/I Homes, Inc., the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 5.625% Senior Notes due 2025, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 3, 2017.

4.13	Form of 5.625% Senior Notes due 2025 incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 3, 2017.

4.14
Registration Rights Agreement, dated as of August 3, 2017, by and among M/I Homes, Inc., the guarantors named therein and the initial purchasers named therein, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 3, 2017.

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

10.4
Credit Agreement dated July 18, 2013 by and among M/I Homes, Inc., as borrower, the lenders party thereto and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2013.

10.5
First Amendment to Credit Agreement dated October 20, 2014 by and among M/I Homes, Inc., as borrower, the lenders party thereto and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2014.

10.6
Second Amendment to Credit Agreement, dated July 18, 2017, by and among M/I Homes, Inc., as borrower, the lenders party thereto and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2017.

10.7
Commitment Increase Activation Notice dated August 28, 2015, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2015.

10.8
Amended and Restated Mortgage Warehousing Agreement dated as of March 29, 2013 by and among M/I Financial, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2013.

10.9
First Amendment dated March 28, 2014 to the Amended and Restated Mortgage Warehousing Agreement dated as of March 29, 2013 by and among M/I Financial, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2014.

10.10
Second Amendment dated March 2, 2015 to Amended and Restated Mortgage Warehousing Agreement dated as of March 29, 2013 by and among M/I Financial, as borrower, the lenders party thereto and Comerica Bank, as administrative agent incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.11
Third Amendment to Amended and Restated Mortgage Warehousing Agreement, dated June 26, 2015, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2015).

10.12
Fourth Amendment to Amended and Restated Mortgage Warehousing Agreement, dated December 10, 2015, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.13
Second Amended and Restated Mortgage Warehousing Agreement, dated June 24, 2016, by and among M/I Financial, LLC, as borrower, Comerica Bank, as agent, and Comerica Bank, The Huntington National Bank, and BMO Harris Bank N.A., as lenders, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2016.

10.14
First Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated June 23, 2017, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2017.

10.15
Amended and Restated Master Repurchase Agreement dated as of November 3, 2015 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.16
Amendment No. 1 to Amended and Restated Master Repurchase Agreement dated as of December 2, 2015 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.17
Amendment No. 2 to Amended and Restated Master Repurchase Agreement by and between M/I Financial and Sterling National Bank, dated as of August 8, 2016, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.18
Amendment No. 3 to Amended and Restated Master Repurchase Agreement dated as of October 31, 2016 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.19
Amendment No. 4 to Amended and Restated Master Repurchase Agreement by and between M/I Financial and Sterling National Bank, dated as of May 16, 2017, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.20	Second Amended and Restated Master Repurchase Agreement dated as of October 30, 2017 by and between M/I Financial and Sterling National Bank (filed herewith).

10.21
Fifth Amended and Restated Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homes, Inc., dated as of September 30, 2014, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

10.22
Sixth Amended and Restated Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homes, Inc., dated as of September 30, 2015, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

10.23
Seventh Amended and Restated Master Letter of Credit Facility Agreement by and between M/I Homes, Inc. and U.S. Bank National Association, dated as of September 30, 2016, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.24
Eighth Amended and Restated Master Letter of Credit Facility Agreement by and between M/I Homes, Inc. and U.S. Bank National Association, dated as of September 30, 2017, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.25
Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of July 27, 2009, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 30, 2009 (File No. 1-12434).

10.26
First Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 16, 2010, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 17, 2010 (File No. 1-12434).

10.27
Third Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 31, 2012, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-12434).

10.28
Fourth Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 31, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.29
Fifth Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 31, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

10.30
Sixth Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 31, 2015, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

10.31
Continuing Letter of Credit Agreement by and between Wells Fargo Bank, National Association and M/I Homes, Inc., dated as of June 4, 2010, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 17, 2010 (File No. 1-12434).

10.32
Termination of Letter of Credit Agreement by and between Wells Fargo Bank, National Association and M/I Homes, Inc., dated as of August 1, 2016, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.33*
M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated April 22, 1999, incorporated herein by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12434).

10.34*
First Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated August 11, 1999, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12434).

10.35*
Second Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated February 13, 2001, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-12434).

10.36*
Third Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated April 27, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-12434).

10.37*
Fourth Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12434).

10.38*
M/I Homes, Inc. Amended and Restated 2006 Director Equity Incentive Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12434).

10.39*
M/I Homes, Inc. Amended and Restated Director Deferred Compensation Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12434).

10.40*
M/I Homes, Inc. Amended and Restated Executives’ Deferred Compensation Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12434).

10.41*
Collateral Assignment Split-Dollar Agreement, dated as of September 24, 1997, by and between M/I Homes, Inc. and Phillip Creek, incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 1-12434).

10.42*
Change of Control Agreement between M/I Homes, Inc. and Robert H. Schottenstein, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2008 (File No. 1-12434).

10.43*
Change of Control Agreement between M/I Homes, Inc. and Phillip G. Creek, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2008 (File No. 1-12434).

10.44*
Change of Control Agreement between M/I Homes, Inc. and J. Thomas Mason, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2008 (File No. 1-12434).

10.45*
M/I Homes, Inc. 2009 Annual Incentive Plan, incorporated herein by reference to Appendix B to the Company’s proxy statement on Schedule 14A relating to the 2014 Annual Meeting of Shareholders of the Company filed on April 2, 2014.

10.46*
M/I Homes, Inc. 2009 Long-Term Incentive Plan, as amended effective May 3, 2016, incorporated herein by reference to Appendix A to the Company’s proxy statement on Schedule 14A relating to the 2016 Annual Meeting of Shareholders of the Company filed on March 30, 2016.

10.47*
Form of Stock Units Award Agreement for Directors under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 1-12434).

10.48*
Form of Nonqualified Stock Option Award Agreement for Employees under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2010 (File No. 1-12434).

10.49*
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

(c) Financial statement schedules

None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of February 2018.

M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of February 2018.

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