Form 10-Q
period 2018-03-31
M I HOMES INC
filed 2018-04-27
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018

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
Common shares, par value $.01 per share: 28,570,853 shares outstanding as of April 25, 2018.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	March 31, 2018	December 31, 2017
	(unaudited)

ASSETS:
Cash, cash equivalents and restricted cash	$53,577	$151,703
Mortgage loans held for sale	110,612	171,580
Inventory	1,580,344	1,414,574
Property and equipment - net	25,872	26,816
Investment in unconsolidated joint venture arrangements	22,066	20,525
Deferred income tax asset	18,104	18,438
Goodwill	16,400	—
Other assets	67,398	61,135
TOTAL ASSETS	$1,894,373	$1,864,771

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$118,839	$117,233
Customer deposits	37,454	26,378
Other liabilities	102,758	131,534
Community development district obligations	12,499	13,049
Obligation for consolidated inventory not owned	18,199	21,545
Notes payable bank - homebuilding operations	162,300	—
Notes payable bank - financial services operations	102,711	168,195
Notes payable - other	10,011	10,576
Convertible senior subordinated notes due 2018 - net	—	86,132
Senior notes due 2021 - net	297,056	296,780
Senior notes due 2025 - net	246,181	246,051
TOTAL LIABILITIES	$1,108,008	$1,117,473

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $.01 par value; authorized 58,000,000 shares at both March 31, 2018 and December 31, 2017; issued 30,137,141 and 29,508,626 shares at March 31, 2018 and December 31, 2017, respectively	301	295
Additional paid-in capital	325,780	306,483
Retained earnings	491,392	473,329
Treasury shares - at cost - 1,566,288 and 1,651,874 shares at March 31, 2018 and December 31, 2017, respectively	(31,108)	(32,809)
TOTAL SHAREHOLDERS’ EQUITY	$786,365	$747,298
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,894,373	$1,864,771

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017

Revenue	$437,857	$406,980
Costs and expenses:
Land and housing	348,702	320,281
General and administrative	27,951	27,760
Selling	30,063	27,283
Acquisition and integration costs	1,700	—
Equity in income of unconsolidated joint ventures	(310)	(17)
Interest	5,878	5,338
Total costs and expenses	413,984	380,645

Income before income taxes	23,873	26,335

Provision for income taxes	5,810	9,452

Net income	18,063	16,883

Preferred dividends	—	1,219

Net income available to common shareholders	$18,063	$15,664

Earnings per common share:
Basic	$0.64	$0.63
Diluted	$0.60	$0.55

Weighted average shares outstanding:
Basic	28,124	24,738
Diluted	30,544	30,329

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended March 31, 2018
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2017	27,856,752	$295	$306,483	$473,329	$(32,809)	$747,298
Net income	—	—	—	18,063	—	18,063
Common share issuance for conversion of convertible notes	628,515	6	20,303	—	—	20,309
Stock options exercised	24,220	—	(56)	—	482	426
Stock-based compensation expense	—	—	1,039	—	—	1,039
Deferral of executive and director compensation	—	—	185	—	—	185
Executive and director deferred compensation distributions	61,366	—	(2,174)	—	1,219	(955)
Balance at March 31, 2018	28,570,853	$301	$325,780	$491,392	$(31,108)	$786,365

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
OPERATING ACTIVITIES:
Net income	$18,063	$16,883
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint venture arrangements	(310)	(17)
Mortgage loan originations	(235,481)	(217,346)
Proceeds from the sale of mortgage loans	297,125	262,644
Fair value adjustment of mortgage loans held for sale	(676)	(4,874)
Capitalization of originated mortgage servicing rights	(1,066)	(975)
Amortization of mortgage servicing rights	297	448
Depreciation	2,570	2,281
Amortization of debt discount and debt issue costs	782	854
Stock-based compensation expense	1,039	1,028
Deferred income tax expense	335	426
Change in assets and liabilities:
Inventory	(70,119)	(54,758)
Other assets	(7,229)	(348)
Accounts payable	(8,914)	(8,809)
Customer deposits	6,790	4,524
Accrued compensation	(22,454)	(20,159)
Other liabilities	(11,942)	(5,077)
Net cash used in operating activities	(31,190)	(23,275)

INVESTING ACTIVITIES:
Purchase of property and equipment	(130)	(993)
Acquisition	(100,763)	—
Investment in unconsolidated joint ventures	(1,890)	(3,197)
Net proceeds from sale of mortgage servicing rights	5,111	7,396
Net cash (used in) provided by investing activities	(97,672)	3,206

FINANCING ACTIVITIES:
Repayment of convertible senior subordinated notes due 2018	(65,941)	—
Proceeds from bank borrowings - homebuilding operations	233,500	162,000
Repayment of bank borrowings - homebuilding operations	(71,200)	(91,400)
Net repayment of bank borrowings - financial services operations	(65,484)	(45,958)
(Principal repayment of) proceeds from notes payable - other and community development district bond obligations	(565)	607
Dividends paid on preferred shares	—	(1,219)
Proceeds from exercise of stock options	426	496
Net cash provided by financing activities	30,736	24,526
Net (decrease) increase in cash, cash equivalents and restricted cash	(98,126)	4,457
Cash, cash equivalents and restricted cash balance at beginning of period	151,703	34,441
Cash, cash equivalents and restricted cash balance at end of period	$53,577	$38,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$13,905	$10,503
Income taxes	$122	$72

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(550)	$5,801
Consolidated inventory not owned	$(3,346)	$4,440
Distribution of single-family lots from joint venture arrangements	$659	$7,012
Common stock issued for conversion of convertible notes	$20,309	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The financial statements include the accounts of the Company. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated joint ventures, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2017 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC.

Significant Accounting Policies

We believe that there have been no significant changes to our significant accounting policies during the quarter ended March 31, 2018 as compared to those disclosed in our 2017 Form 10-K, other than the changes described below.
Revenue Recognition.  On January 1, 2018, we adopted ASC 606, Revenue from Contracts from Customers (“ASC 606”), using the modified retrospective transition method, which includes a cumulative catch-up in retained earnings on the initial date of adoption for existing contracts (those that are not completed) as of, and new contracts after, January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition (“ASC 605”). We did not have any material adjustments to our 2018 results under ASC 606.
Revenue from the sale of a home and revenue from the sale of land to third parties is recognized in the financial statements on the date of closing (point in time) if delivery has occurred, title has passed, all performance obligations have been met (please see definition of performance obligations below), and control of the home or land is transferred to the buyer in an amount that reflects the consideration we expect to be entitled to in exchange for the home or land.
We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans are sold and/or related servicing rights are sold to third party investors or retained and managed under a third party subservice arrangement. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee (note that guarantees are excluded from the scope of ASC 606). We recognize financial services revenue associated with our title operations as homes are delivered, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is delivered. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of our contracts to sell homes have a single performance obligation as the promise to transfer the home is not separately identifiable from other promises in the contract and, therefore, not distinct. Our third party land contracts may include multiple performance obligations; however, revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material.

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within general, selling and administrative expenses as part of our sales and marketing expenses. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The following table presents our revenues disaggregated by geography:

	Three Months Ended March 31,
(In thousands)	2018 (a)	2017

Midwest homebuilding	$158,620	$146,422
Southern homebuilding	190,388	149,365
Mid-Atlantic homebuilding	73,823	96,886
Financial services (b)	15,026	14,307
Total revenue	$437,857	$406,980

(a)	As noted above, prior period amounts have not been adjusted under the cumulative catch-up transition method.

(b)
Revenues include $3.0 million and $4.6 million related to hedging gains for the three months ended March 31, 2018 and 2017, respectively, which do not represent revenues recognized from contracts with customers.

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended March 31,
(Dollars in thousands)	2018 (a)	2017

Housing	$418,424	$387,458
Land sales	4,407	5,215
Financial services (b)	15,026	14,307
Total revenue	$437,857	$406,980

(a)	As noted above, prior period amounts have not been adjusted under the cumulative catch-up transition method.

(b)
Revenues include $3.0 million and $4.6 million related to hedging gains for the three months ended March 31, 2018 and 2017, respectively, which do not represent revenues recognized from contracts with customers.

Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. Because the purchase price allocation is subject to change within a measurement period of up to one year from the acquisition date pursuant to ASC 805, in connection with the Company’s acquisition of the homebuilding assets and operations of Pinnacle Homes in Detroit, Michigan, the Company recorded a provisional amount of goodwill of approximately $16.4 million as of March 31, 2018, which is included as Goodwill in our Unaudited Condensed Consolidated Balance Sheets. This provisional amount was based on the estimated fair values of the acquired assets and assumed liabilities at the date of the acquisition in accordance with ASC 350, Intangibles, Goodwill and Other (“ASC 350”). Please see Note 7 to our financial statements for further discussion.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. As a result of this ASU, the Company will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  ASU 2017-04 is effective beginning January 1, 2020, with early adoption permitted, and applied prospectively. The Company has elected to early adopt this ASU effective for the current reporting period in its impairment testing and analyses. The Company’s goodwill is described in Note 7 to our financial statements.

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. When performing a qualitative assessment, the Company evaluates qualitative factors such as (1) macroeconomic conditions, such as a deterioration in general economic conditions; (2) industry and market considerations such as deterioration in the environment in which the entity operates; (3) cost factors such as increases in raw materials and labor costs; and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings, to determine if it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value.

The evaluation of goodwill for possible impairment includes estimating fair value using one or a combination of valuation techniques, such as discounted cash flows. These valuations require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in capital expenditures, selling prices, profitability, and the cost of capital. Although the Company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in ASC 605 and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.
Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs, such as ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These ASUs do not change the core principle of the guidance stated in ASU 2014-09. Instead, these amendments are intended to clarify and improve the operability of certain topics addressed by ASU 2014-09. These additional ASUs have the same effective date and transition requirements as ASU 2014-09, as amended.
We adopted the standard, and the subsequently issued standards mentioned above, on January 1, 2018 using the modified retrospective transition method, which includes a cumulative catch-up in retained earnings on the initial date of adoption for existing contracts (those that are not completed) as of, and new contracts after, January 1, 2018. The adoption did not have a material impact on our consolidated financial statements. The amount and timing of our housing and land revenue remained substantially unchanged, and we did not have significant changes to our business processes, systems, or internal controls as a result of adopting the standard. The Company has developed the additional expanded disclosures required (please see our Significant Accounting Policies section above and our Critical Accounting Policies section within Management’s Discussion and Analysis of Financial Condition and Results of Operations below); however, the adoption did not have a material impact on its consolidated results of operations, financial position and cash flows.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 is intended to clarify the scope of the original guidance within Subtopic 610-20 that was issued in connection with ASU 2014-09, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. ASU 2017-05 additionally added guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We were required to adopt ASU 2017-05 concurrent with the adoption of ASU 2014-09. The adoption of ASU 2017-05 did not have a material impact on the Company’s consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2016-15 did not modify the Company's current disclosures within the condensed consolidated statement of cash flows and did not have any impact on the Company’s consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which provides a more robust framework for determining whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the standard on January 1, 2018. The adoption of ASU 2017-01 did not have an impact on the Company’s consolidated financial statements and disclosures as the Company’s acquisition during the first quarter of 2018 met all requirements to be accounted for as a business acquisition.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. The guidance is effective for fiscal years beginning after December 15, 2019. Early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the standard on January 1, 2018. The adoption of ASU 2017-04 did not have an impact on the Company’s consolidated financial statements and disclosures as it will perform its annual goodwill impairment analysis during the fourth quarter of 2018 (as no indicators existed at March 31, 2018).
Impact of New Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets - referred to as “lessees” - to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities will be expanded to include qualitative and specific quantitative information. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method. The Company continues to evaluate the potential impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements and disclosures; however, because a large majority of our leases are for office space, which we have determined will be treated as operating leases under ASU 2016-02, we anticipate recording a right-of-use asset and related lease liability for these leases, but do not expect our expense recognition pattern to change.

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

In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 (ASU 2018-01”), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842; otherwise, an entity should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. This ASU is not expected to have a significant impact on the Company's expected impact of the adoption of ASU 2016-02 (discussed above) or its consolidated financial statements and disclosures.

In March 2018, the FASB issued ASU 2018-05, which amends Income Taxes (Topic 740) by incorporating the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin 118 (“SAB 118”) issued on December 22, 2017. SAB 118 provides guidance on accounting for the effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). We recognized the income tax effects of the Tax Act in our 2017 financial statements in accordance with SAB 118. Please see Note 10 to our financial statements for additional disclosures.

NOTE 2. Inventory and Capitalized Interest
Inventory
Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land is impaired, at which point the inventory is written down to fair value (please see Note 4 to our financial statements for additional details relating to our procedures for evaluating our inventories for impairment). Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction, and common costs that benefit the entire community, less impairments, if any.
A summary of the Company’s inventory as of March 31, 2018 and December 31, 2017 is as follows:

(In thousands)	March 31, 2018	December 31, 2017
Single-family lots, land and land development costs	$752,921	$687,260
Land held for sale	3,571	6,491
Homes under construction	678,122	579,051
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2018 - $13,199; December 31, 2017 - $12,715)	78,869	74,622
Community development district infrastructure	12,499	13,049
Land purchase deposits	36,163	32,556
Consolidated inventory not owned	18,199	21,545
Total inventory	$1,580,344	$1,414,574

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of March 31, 2018 and December 31, 2017, we had 1,104 homes (with a carrying value of $229.6 million) and 1,134 homes (with a carrying value of $242.7 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $12.5 million and $13.0 million liability related to these CDD bond obligations as of March 31, 2018 and December 31, 2017, respectively, along with the related inventory infrastructure.

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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Capitalized interest, beginning of period	$17,169	$16,012
Interest capitalized to inventory	5,959	3,762
Capitalized interest charged to land and housing costs and expenses	(4,864)	(3,766)
Capitalized interest, end of period	$18,264	$16,008

Interest incurred	$11,837	$9,100

NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During the three-month period ended March 31, 2018, we increased our total investment in such joint venture arrangements by $1.6 million from $20.5 million at December 31, 2017 to $22.1 million at March 31, 2018, which was driven primarily by our cash contributions to our unconsolidated joint ventures during the first quarter of 2018 of $1.9 million, offset, in part, by our increased lot distributions from unconsolidated joint ventures of $0.7 million.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of March 31, 2018 is the amount invested of $22.1 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets, although we expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
We use the equity method of accounting for investments in unconsolidated joint ventures over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated joint ventures’ earnings or loss, if any, is included in our consolidated statement of income. The Company assesses its investments in unconsolidated joint ventures for recoverability on a quarterly basis. Please see Note 4 to our financial statements for additional details relating to our procedures for evaluating our investments for impairment.
For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company’s ownership in these LLCs as of both March 31, 2018 and December 31, 2017 ranged from 25% to 97%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC.
Variable Interest Entities
With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our consolidated financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. Please see Note 1, “Summary of Significant Accounting Policies - Variable Interest Entities” in the Company’s 2017 Form 10-K for additional information regarding the Company’s methodology for evaluating entities for consolidation.
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the Company’s 2017 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both March 31, 2018 and December 31, 2017, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
Some IRLCs are committed to a specific third party investor through the use of whole loan delivery commitments matching the exact terms of the IRLC loan. Uncommitted IRLCs are considered derivative instruments and are fair value adjusted, with the resulting gain or loss recorded in current earnings.
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
Mortgage Loans Held for Sale. Mortgage loans held for sale consists primarily of single-family residential loans collateralized by the underlying property.  Generally, all of the mortgage loans and related servicing rights are sold to third-party investors shortly after origination.  During the period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a whole loan contract or by FMBSs.
The table below shows the notional amounts of our financial instruments at March 31, 2018 and December 31, 2017:

Description of Financial Instrument (in thousands)	March 31, 2018	December 31, 2017
Whole loan contracts and related committed IRLCs	$3,350	$2,182
Uncommitted IRLCs	109,800	50,746
FMBSs related to uncommitted IRLCs	110,000	53,000
Whole loan contracts and related mortgage loans held for sale	7,465	80,956
FMBSs related to mortgage loans held for sale	101,000	91,000
Mortgage loans held for sale covered by FMBSs	101,171	90,781

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at March 31, 2018 and December 31, 2017:

Description of Financial Instrument (in thousands)	Fair Value Measurements March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$110,612	$—	$110,612	$—
Forward sales of mortgage-backed securities	(125)	—	(125)	—
Interest rate lock commitments	971	—	971	—
Whole loan contracts	(66)	—	(66)	—
Total	$111,392	$—	$111,392	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$171,580	$—	$171,580	$—
Forward sales of mortgage-backed securities	177	—	177	—
Interest rate lock commitments	271	—	271	—
Whole loan contracts	12	—	12	—
Total	$172,040	$—	$172,040	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Description (in thousands)	2018	2017
Mortgage loans held for sale	$675	$4,874
Forward sales of mortgage-backed securities	(302)	(911)
Interest rate lock commitments	705	842
Whole loan contracts	(83)	(234)
Total gain recognized	$995	$4,571

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	March 31, 2018		March 31, 2018
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$125
Interest rate lock commitments	Other assets	971	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	66
Total fair value measurements		$971		$191

	Asset Derivatives		Liability Derivatives
	December 31, 2017		December 31, 2017
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$177	Other liabilities	$—
Interest rate lock commitments	Other assets	271	Other liabilities	—
Whole loan contracts	Other assets	12	Other liabilities	—
Total fair value measurements		$460		$—
Assets Measured on a Non-Recurring Basis
Inventory. The Company assesses inventory for recoverability on a quarterly basis based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. Determining the fair value of a community’s inventory involves a number of variables, estimates and projections, which are Level 3 measurement inputs. Please see Note 1, “Summary of Significant Accounting Policies - Inventory” in the Company’s 2017 Form 10-K for additional information regarding the Company’s methodology for determining fair value.

The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption pace (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three months ended March 31, 2018 and 2017, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. Please see Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the Company’s 2017 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three months ended March 31, 2018 and 2017, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

	March 31, 2018		December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$53,577	$53,577	$151,703	$151,703
Mortgage loans held for sale	110,612	110,612	171,580	171,580
Split dollar life insurance policies	209	209	209	209
Commitments to extend real estate loans	971	971	271	271
Whole loan contracts for committed IRLCs and mortgage loans held for sale	—	—	12	12
Forward sales of mortgage-backed securities	—	—	177	177
Liabilities:
Notes payable - homebuilding operations	162,300	162,300	—	—
Notes payable - financial services operations	102,711	102,711	168,195	168,195
Notes payable - other	10,011	9,012	10,576	9,437
Convertible senior subordinated notes due 2018 (a)	—	—	86,250	93,581
Senior notes due 2021 (a)	300,000	308,625	300,000	310,875
Senior notes due 2025 (a)	250,000	238,750	250,000	252,500
Whole loan contracts for committed IRLCs and mortgage loans held for sale	66	66	—	—
Forward sales of mortgage-backed securities	125	125	—	—
Off-Balance Sheet Financial Instruments:
Letters of credit	—	972	—	1,083

(a)
Our senior notes and convertible senior subordinated notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at March 31, 2018 and December 31, 2017:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Whole loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Convertible Senior Subordinated Notes due 2018, Senior Notes due 2021 and Senior Notes due 2025. The fair value of these financial instruments was determined based upon market quotes at March 31, 2018 and December 31, 2017. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policy and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended March 31, 2018 under the Company’s $475 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the one-month LIBOR rate plus a margin of 250 basis points, and thus the carrying value is a reasonable estimate of fair value. Please see Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC (“M/I Financial”) is a party to two credit agreements: (1) a $125 million secured mortgage warehousing agreement (which increases to $150 million during certain periods), dated June 24, 2016, as amended (the “MIF Mortgage Warehousing Agreement”); and (2) a $35 million mortgage repurchase agreement, as amended and restated on October 30, 2017 (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the first quarter of 2018 fluctuated with LIBOR. Please see Note 8 to our financial statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
Letters of Credit. Letters of credit of $51.2 million and $49.7 million represent potential commitments at March 31, 2018 and December 31, 2017, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $55.5 million and $46.8 million were covered under these guarantees as of March 31, 2018 and December 31, 2017, respectively.  The increase in loans covered by these guarantees from December 31, 2017 is a result of a change in the mix of investors and their related purchase terms.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at March 31, 2018, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $1.0 million and $1.2 million at March 31, 2018 and December 31, 2017, respectively.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of both March 31, 2018 and December 31, 2017, the total of all loans indemnified to third party insurers relating to the above agreements was $1.3 million. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company recorded a liability relating to the guarantees described above totaling $0.8 million at both March 31, 2018 and December 31, 2017 which is management’s best estimate of the Company’s liability.

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
A summary of warranty activity for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Warranty reserves, beginning of period	$26,133	$27,732
Warranty expense on homes delivered during the period	2,542	2,429
Changes in estimates for pre-existing warranties	(91)	730
Settlements made during the period	(4,283)	(5,911)
Warranty reserves, end of period	$24,301	$24,980
We have received claims related to stucco installation from homeowners in certain of our communities in our Tampa and Orlando, Florida markets and have been named as a defendant in legal proceedings initiated by certain of such homeowners. These claims primarily relate to homes built prior to 2014 which have second story elevations with frame construction.
During 2015, 2016 and 2017, we recorded an aggregate total of $28.4 million of warranty charges for stucco-related repair costs for (1) homes in our Florida communities that we had identified as needing repair but had not yet completed the repair and (2) estimated repair costs for homes in our Florida communities that we had not yet identified as needing repair but that may require repair in the future.
We did not record any additional warranty charges for stucco-related repair costs during the first quarter of 2018. The remaining reserve for both known repair costs and an estimate of future costs of stucco-related repairs at March 31, 2018 included within our warranty reserve was $7.9 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of March 31, 2018.
Our review of the stucco-related issues in our Florida communities is ongoing. Our estimate of future costs of stucco-related repairs is based on our judgment, various assumptions and internal data. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate, including to reflect additional estimated future stucco-related repairs costs, which revision could be material.
We also are continuing to investigate the extent to which we may be able to recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of March 31, 2018, we are unable to estimate an amount, if any, that we believe is probable that we will recover from these sources and, accordingly, we have not recorded a receivable for estimated recoveries nor included an estimated amount of recoveries in determining our warranty reserves.

Performance Bonds and Letters of Credit

At March 31, 2018, the Company had outstanding approximately $179.9 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2024. Included in this total are: (1) $121.0 million of performance and maintenance bonds and $43.5 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $7.7 million of financial letters of credit, of which $7.0 million represent deposits on land and lot purchase agreements; and (3) $7.7 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At March 31, 2018, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $757.7 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters

In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At March 31, 2018 and December 31, 2017, we had $0.3 million and $0.4 million reserved for legal expenses, respectively.
NOTE 7. Acquisition and Goodwill
Acquisition
In March 2018, we entered the Detroit, Michigan market through the acquisition of the homebuilding assets and operations of Pinnacle Homes. The purchase price was approximately $100.8 million. The results of Pinnacle Homes operations have been included in our financial statements since March 1, 2018, the effective date of the acquisition. As a result of the transaction, we recorded a provisional $16.4 million of goodwill (all of which is tax deductible) which relates to expected synergies from establishing a market presence in Detroit, the experience and knowledge of the acquired workforce and the capital efficient operating structure of the business acquired. The remaining basis of $84.4 million is almost entirely comprised of the fair value of the acquired inventory with an insignificant amount attributable to other assets and liabilities. In accordance with ASC 805-10, Business Combinations (“ASC 805”), we will update such balances, if necessary, upon further verification of the fair values on certain other assets, more relevant history on profitability of backlog, and further understanding of cost to complete activities, if any, on purchased communities.

Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. Because the purchase price allocation is subject to change within a measurement period of up to one year from the acquisition date pursuant to ASC 805, in connection with the Company’s acquisition of the homebuilding assets and operations of Pinnacle Homes in Detroit, Michigan described above, the Company recorded a provisional amount of goodwill of approximately $16.4 million as of March 31, 2018, which is included as Goodwill in our Unaudited Condensed Consolidated Balance Sheets. This provisional amount was based on the estimated fair values of the acquired assets and liabilities at the date of the acquisition in accordance with ASC 350, Intangibles, Goodwill and Other (“ASC 350”).

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. As of March 31, 2018, there were no indicators that our goodwill was impaired.
NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides an aggregate commitment amount of $475 million, including a $125 million sub-facility for letters of credit. In addition, the Credit Facility has an accordion feature under which the Company may increase the aggregate commitment amount up to $500 million, subject to certain conditions, including obtaining additional commitments from existing or new lenders. The Credit Facility expires on July 18, 2021. Interest on amounts borrowed under the Credit Facility was payable at a rate which is adjusted daily and is equal to the sum of the one-month LIBOR rate plus a margin of 250 basis points. The margin is subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio. The Credit Facility also contains certain financial covenants. At March 31, 2018, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $539.0 million of availability for additional senior debt at March 31, 2018. As a result, the full $475 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At March 31, 2018, there were $162.3 million borrowings outstanding and $44.3 million of letters of credit outstanding, leaving net remaining borrowing availability of $268.4 million.
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 12 to our financial statements), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indentures for the Company’s $250.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the “2025 Senior Notes”) and the Company’s $300.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Senior Notes”). The guarantors for the Credit Facility (the “Guarantor Subsidiaries”) are the same subsidiaries that guarantee the 2025 Senior Notes and the 2021 Senior Notes.
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
As of March 31, 2018, the Company was a party to a secured credit facility agreement for the issuance of letters of credit (the “Letter of Credit Facility”), with a maturity date of September 30, 2018 which allows for the issuance of letters of credit up to a total of $1.0 million. At March 31, 2018 and December 31, 2017, there was $0.3 million and $0.6 million, respectively, of outstanding letters of credit in aggregate under the Letter of Credit Facility, which were collateralized with $0.3 million and $0.6 million, respectively, of the Company’s cash.
Through the acquisition of Pinnacle Homes during the first quarter of 2018, the Company also assumed the obligation for $6.6 million of outstanding letters of credit under a separate facility, which was collateralized with $6.6 million of restricted cash.
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $125 million which increased to $150 million from September 25, 2017 to October 16, 2017 and from December 15, 2017 to February 2, 2018. The MIF Mortgage Warehousing Agreement expires on June 22, 2018. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the greater of (1) the floating LIBOR rate plus a spread of 237.5 basis points and (2) 2.75%. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At March 31, 2018, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.

The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $35 million which increased to $50 million from November 15, 2017 through February 1, 2018 (a period during which we typically experience higher mortgage origination volume). The MIF Mortgage Repurchase Facility expires on October 29, 2018. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At March 31, 2018, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At March 31, 2018 and December 31, 2017, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $160.0 million and $200.0 million, respectively. At March 31, 2018 and December 31, 2017, M/I Financial had $102.7 million and $168.2 million outstanding on a combined basis under its credit facilities, respectively.
Senior Notes
As of both March 31, 2018 and December 31, 2017, we had $250.0 million of our 2025 Senior Notes outstanding. The 2025 Senior Notes bear interest at a rate of 5.625% per year, payable semiannually in arrears on February 1 and August 1 of each year (commencing on February 1, 2018), and mature on August 1, 2025. We may redeem all or any portion of the 2025 Senior Notes on or after August 1, 2020 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 104.219% of the principal amount outstanding, but will decline to 102.813% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2021, will further decline to 101.406% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2022 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after August 1, 2023, but prior to maturity.
As of both March 31, 2018 and December 31, 2017, we had $300.0 million of our 2021 Senior Notes outstanding. The 2021 Senior Notes bear interest at a rate of 6.75% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2021. As of January 15, 2018, we may redeem all or any portion of the 2021 Senior Notes at 103.375% of the principal amount outstanding. This rate declines to 101.688% of the principal amount outstanding if redeemed during the 12-month period beginning on January 15, 2019, and will further decline to 100.000% of the principal amount outstanding if redeemed on or after January 15, 2020, but prior to maturity.
The 2025 Senior Notes and the 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes. As of March 31, 2018, the Company was in compliance with all terms, conditions, and covenants under the indentures.
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
The indenture governing our 2025 Senior Notes and the indenture governing the 2021 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures. In each case, the “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The restricted payments basket was $202.0 million and $176.1 million at March 31, 2018 and December 31, 2017, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors.

Convertible Senior Subordinated Notes
On March 1, 2013, the Company issued $86.3 million in aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”). The 2018 Convertible Senior Subordinated Notes were scheduled to mature on March 1, 2018 and the deadline for holders to convert the 2018 Convertible Senior Subordinated Notes was February 27, 2018. As a result of conversion elections made by holders of the 2018 Convertible Senior Subordinated Notes, (1) approximately $20.3 million in aggregate principal amount of the 2018 Convertible Senior Subordinated Notes were converted and settled through the issuance of approximately 0.629 million of our common shares (at a conversion price per common share of $32.31) and (2) the Company repaid in cash approximately $65.9 million in aggregate principal amount of the 2018 Convertible Senor Subordinated Notes at maturity. In accordance with the indenture governing the 2018 Convertible Senior Subordinated Notes, the Company paid interest on the 2018 Convertible Senior Subordinated Notes to, but excluding, March 1, 2018. On December 31, 2017, we had $86.3 million of our 2018 Convertible Senior Subordinated Notes outstanding.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $10.0 million and $10.6 million as of March 31, 2018 and December 31, 2017, respectively.  The balance is made up of notes payable acquired in the normal course of business.
NOTE 9. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2018	2017
NUMERATOR
Net income	$18,063	$16,883
Preferred stock dividends (a)	—	(1,219)
Net income available to common shareholders	18,063	15,664
Interest on 3.25% convertible senior subordinated notes due 2017 (b)	—	392
Interest on 3.00% convertible senior subordinated notes due 2018 (c)	410	528
Diluted income available to common shareholders	$18,473	$16,584
DENOMINATOR
Basic weighted average shares outstanding	28,124	24,738
Effect of dilutive securities:
Stock option awards	466	332
Deferred compensation awards	211	174
3.25% convertible senior subordinated notes due 2017 (b)	—	2,416
3.00% convertible senior subordinated notes due 2018 (c)	1,743	2,669
Diluted weighted average shares outstanding - adjusted for assumed conversions	30,544	30,329
Earnings per common share:
Basic	$0.64	$0.63
Diluted	$0.60	$0.55
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	—	95

(a)
The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share of the Company (the “Series A Preferred Shares”), or 4,000 Series A Preferred Shares in the aggregate.  On April 10, 2013, the Company redeemed 2,000 of its Series A Preferred Shares (and the 2,000,000 related depositary shares) for an aggregate redemption price of approximately $50.4 million in cash. On October 16, 2017, the Company redeemed the remaining 2,000 outstanding Series A Preferred Shares (and the 2,000,000 related depositary shares) for an aggregate redemption price of approximately $50.4 million in cash. The Company declared and paid a quarterly cash dividend of $609.375 per share on its then outstanding Series A Preferred Shares in the first quarter of 2017 for an aggregate dividend payment on the Series A Preferred Shares of $1.2 million in the first quarter of 2017.

(b)
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

(c)
On March 1, 2013, the Company issued $86.3 million in aggregate principal amount of 2018 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes were scheduled to mature on March 1, 2018 and the deadline for holders to convert the 2018 Convertible Senior Subordinated Notes was February 27, 2018. As a result of conversion elections made by holders of the 2018 Convertible Senior Subordinated Notes, (1) approximately $20.3 million in aggregate principal amount of the 2018 Convertible Senior Subordinated Notes were converted and settled through the issuance of approximately 0.629 million of our common shares (at a conversion price per common share of $32.31) and (2) the Company repaid in cash approximately $65.9 million in aggregate principal amount of the 2018 Convertible Senor Subordinated Notes at maturity.

For the three months ended March 31, 2018 and 2017, the effect of our convertible debt then outstanding was included in the diluted earnings per share calculations.
NOTE 10. Income Taxes
During the three months ended March 31, 2018, the Company recorded a tax provision of $5.8 million, which reflects income tax expense related to the period’s income before income taxes. The effective tax rate for the three months ended March 31, 2018 was 24.3%, which included the new 21% corporate tax rate and tax expense related to the repeal of the section 162(m) performance-based compensation exception, both as a result of the Tax Act, and excess tax benefits from employee share-based payment transactions exercised during the first three months of 2018 per ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The Company is still analyzing certain aspects of the Tax Act and the retroactive reinstatement of expired energy tax credits under the Bipartisan Budget Act of 2018. The final impact is yet to be determined. During the three months ended March 31, 2017, the Company recorded a tax provision of $9.5 million, which reflects income tax expense related to the period’s income before income taxes. The effective tax rate for the three months ended March 31, 2017 was 35.9%, which included the former 35% corporate tax rate and tax expense related to the expected tax benefits for the domestic production activities deduction.
The Company had $4.6 million of state NOL carryforwards, net of the federal benefit, at March 31, 2018. Our state NOLs may be carried forward from one to 15 years, depending on the tax jurisdiction, with $1.4 million expiring between 2022 and 2027 and $3.2 million expiring between 2028 and 2032, absent sufficient state taxable income.
NOTE 11. Business Segments
The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 16 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding reportable segments; and (3) our consolidated financial results.
In accordance with ASC 280, Segment Reporting (“ASC 280”), we have identified each homebuilding division as an operating segment as each homebuilding division engages in business activities from which it earns revenue, primarily from the sale and construction of single-family attached and detached homes, acquisition and development of land, and the occasional sale of lots to third parties. Our financial services operations generate revenue primarily from the origination, sale and servicing of mortgage loans and title services primarily for purchasers of the Company’s homes and are included in our financial services reportable segment. In accordance with the aggregation criteria defined in ASC 280, we have identified each homebuilding division as an operating segment and have determined our reportable segments are as follows: Midwest homebuilding; Southern homebuilding; Mid-Atlantic homebuilding; and financial services operations.  The homebuilding operating segments that are included within each reportable segment have been aggregated because they share similar aggregation characteristics as prescribed in ASC 280 in the following regards: (1) long-term economic characteristics; (2) historical and expected future long-term gross margin percentages; (3) housing products, production processes and methods of distribution; and (4) geographical proximity.

The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Chicago, Illinois	Orlando, Florida	Charlotte, North Carolina
Cincinnati, Ohio	Sarasota, Florida	Raleigh, North Carolina
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Indianapolis, Indiana	Austin, Texas
Minneapolis/St. Paul, Minnesota	Dallas/Fort Worth, Texas
Detroit, Michigan	Houston, Texas
San Antonio, Texas

The following table shows, by segment: revenue, operating income and interest expense for the three months ended March 31, 2018 and 2017, as well as the Company’s income before income taxes for such periods:

	Three Months Ended March 31,
(In thousands)	2018	2017
Revenue:
Midwest homebuilding	$158,620	$146,422
Southern homebuilding	190,388	149,365
Mid-Atlantic homebuilding	73,823	96,886
Financial services (a)	15,026	14,307
Total revenue	$437,857	$406,980

Operating income:
Midwest homebuilding (b)	$12,217	$14,859
Southern homebuilding	14,850	8,712
Mid-Atlantic homebuilding	2,592	7,253
Financial services (a)	9,540	9,230
Less: Corporate selling, general and administrative expense	(8,058)	(8,398)
Total operating income (b)	$31,141	$31,656

Interest expense:
Midwest homebuilding	$2,066	$1,377
Southern homebuilding	2,287	2,377
Mid-Atlantic homebuilding	756	916
Financial services (a)	769	668
Total interest expense	$5,878	$5,338

Equity in income of joint venture arrangements	(310)	(17)
Acquisition and integration costs (c)	1,700	—

Income before income taxes	$23,873	$26,335

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

(b)
Includes $0.9 million of charges related to purchase accounting adjustments taken during the first quarter of 2018 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our recent acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

The following tables show total assets by segment at March 31, 2018 and December 31, 2017:

	March 31, 2018
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$6,253	$23,163		$6,747	$—	$36,163
Inventory (a)	615,973	686,632		241,576	—	1,544,181
Investments in joint venture arrangements	4,972	10,169		6,925	—	22,066
Other assets	20,198	41,147	(b)	11,305	219,313	291,963
Total assets	$647,396	$761,111		$266,553	$219,313	$1,894,373

	December 31, 2017
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,933	$20,719		$6,904	$—	$32,556
Inventory (a)	500,671	636,019		245,328	—	1,382,018
Investments in joint venture arrangements	4,410	9,677		6,438	—	20,525
Other assets	13,573	38,784	(b)	13,311	364,004	429,672
Total assets	$523,587	$705,199		$271,981	$364,004	$1,864,771

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.
NOTE 12. Supplemental Guarantor Information
The Company’s obligations under the 2025 Senior Notes and the 2021 Senior Notes are not guaranteed by all of the Company’s subsidiaries and therefore, the Company has disclosed condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The Guarantor Subsidiaries of the 2025 Senior Notes and the 2021 Senior Notes are the same.
The following condensed consolidating financial information includes balance sheets, statements of income and cash flow information for M/I Homes, Inc. (the parent company and the issuer of the aforementioned guaranteed notes), the Guarantor Subsidiaries, collectively, and for all other subsidiaries and joint ventures of the Company (the “Unrestricted Subsidiaries”), collectively. Each Guarantor Subsidiary is a direct or indirect 100%-owned subsidiary of M/I Homes, Inc. and has fully and unconditionally guaranteed the (a) 2025 Senior Notes on a joint and several senior unsecured basis and (b) 2021 Senior Notes on a joint and several senior unsecured basis.
There are no significant restrictions on the parent company’s ability to obtain funds from its Guarantor Subsidiaries in the form of a dividend, loan, or other means.
As of March 31, 2018, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$422,831	$15,026	$—	$437,857
Costs and expenses:
Land and housing	—	348,702	—	—	348,702
General and administrative	—	22,171	5,780	—	27,951
Selling	—	30,063	—	—	30,063
Acquisition and integration costs	—	1,700	—	—	1,700
Equity in income of joint venture arrangements	—	—	(310)	—	(310)
Interest	—	5,108	770	—	5,878
Total costs and expenses	—	407,744	6,240	—	413,984

Income before income taxes	—	15,087	8,786	—	23,873

Provision for income taxes	—	3,906	1,904	—	5,810

Equity in subsidiaries	18,063	—	—	(18,063)	—

Net income	$18,063	$11,181	$6,882	$(18,063)	$18,063

	Three Months Ended March 31, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$392,673	$14,307	$—	$406,980
Costs and expenses:
Land and housing	—	320,281	—	—	320,281
General and administrative	—	22,460	5,300	—	27,760
Selling	—	27,283	—	—	27,283
Equity in income of joint venture arrangements	—	—	(17)	—	(17)
Interest	—	4,670	668	—	5,338
Total costs and expenses	—	374,694	5,951	—	380,645

Income before income taxes	—	17,979	8,356	—	26,335

Provision for income taxes	—	6,489	2,963	—	9,452

Equity in subsidiaries	16,883	—	—	(16,883)	—

Net income	16,883	11,490	5,393	(16,883)	16,883

Preferred dividends	1,219	—	—	—	1,219

Net income available to common shareholders	$15,664	$11,490	$5,393	$(16,883)	$15,664

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$30,416	$23,161	$—	$53,577
Mortgage loans held for sale	—	—	110,612	—	110,612
Inventory	—	1,580,344	—	—	1,580,344
Property and equipment - net	—	24,915	957	—	25,872
Investment in joint venture arrangements	—	14,784	7,282	—	22,066
Deferred income tax asset	—	18,104	—	—	18,104
Investment in subsidiaries	737,821	—	—	(737,821)	—
Intercompany assets	588,850	—	—	(588,850)	—
Goodwill	—	16,400	—	—	16,400
Other assets	2,931	56,700	7,767	—	67,398
TOTAL ASSETS	$1,329,602	$1,741,663	$149,779	$(1,326,671)	$1,894,373

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$118,482	$357	$—	$118,839
Customer deposits	—	37,454	—	—	37,454
Intercompany liabilities	—	581,356	7,494	(588,850)	—
Other liabilities	—	97,363	5,395	—	102,758
Community development district obligations	—	12,499	—	—	12,499
Obligation for consolidated inventory not owned	—	18,199	—	—	18,199
Notes payable bank - homebuilding operations	—	162,300	—	—	162,300
Notes payable bank - financial services operations	—	—	102,711	—	102,711
Notes payable - other	—	10,011	—	—	10,011
Senior notes due 2021 - net	297,056	—	—	—	297,056
Senior notes due 2025 - net	246,181	—	—	—	246,181
TOTAL LIABILITIES	543,237	1,037,664	115,957	(588,850)	1,108,008

SHAREHOLDERS’ EQUITY	786,365	703,999	33,822	(737,821)	786,365

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,329,602	$1,741,663	$149,779	$(1,326,671)	$1,894,373

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$131,522	$20,181	$—	$151,703
Mortgage loans held for sale	—	—	171,580	—	171,580
Inventory	—	1,414,574	—	—	1,414,574
Property and equipment - net	—	25,815	1,001	—	26,816
Investment in joint venture arrangements	—	13,930	6,595	—	20,525
Deferred income tax asset	—	18,438	—	—	18,438
Investment in subsidiaries	722,508	—	—	(722,508)	—
Intercompany assets	650,599	—	—	(650,599)	—
Other assets	3,154	48,430	9,551	—	61,135
TOTAL ASSETS	$1,376,261	$1,652,709	$208,908	$(1,373,107)	$1,864,771

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$116,773	$460	$—	$117,233
Customer deposits	—	26,378	—	—	26,378
Intercompany liabilities	—	645,048	5,551	(650,599)	—
Other liabilities	—	126,522	5,012	—	131,534
Community development district obligations	—	13,049	—	—	13,049
Obligation for consolidated inventory not owned	—	21,545	—	—	21,545
Notes payable bank - financial services operations	—	—	168,195	—	168,195
Notes payable - other	—	10,576	—	—	10,576
Convertible senior subordinated notes due 2018 - net	86,132	—	—	—	86,132
Senior notes due 2021 - net	296,780	—	—	—	296,780
Senior notes due 2025 - net	246,051	—	—	—	246,051
TOTAL LIABILITIES	628,963	959,891	179,218	(650,599)	1,117,473

SHAREHOLDERS’ EQUITY	747,298	692,818	29,690	(722,508)	747,298

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,376,261	$1,652,709	$208,908	$(1,373,107)	$1,864,771

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$2,750	$(96,116)	$64,926	$(2,750)	$(31,190)

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(95)	(35)	—	(130)
Acquisition	—	(100,763)	—	—	(100,763)
Intercompany investing	(3,176)	—	—	3,176	—
Investments in and advances to joint venture arrangements	—	(1,327)	(563)	—	(1,890)
Net proceeds from the sale of mortgage servicing rights	—	—	5,111	—	5,111
Net cash (used in) provided by investing activities	(3,176)	(102,185)	4,513	3,176	(97,672)

FINANCING ACTIVITIES:
Repayment of convertible senior subordinated notes due 2018	—	(65,941)	—	—	(65,941)
Proceeds from bank borrowings - homebuilding operations	—	233,500	—	—	233,500
Principal repayments of bank borrowings - homebuilding operations	—	(71,200)	—	—	(71,200)
Net repayments of bank borrowings - financial services operations	—	—	(65,484)	—	(65,484)
Principal repayment of notes payable - other and CDD bond obligations	—	(565)	—	—	(565)
Proceeds from exercise of stock options	426	—	—	—	426
Intercompany financing	—	1,401	1,775	(3,176)	—
Dividends paid	—	—	(2,750)	2,750	—
Net cash provided by (used in) financing activities	426	97,195	(66,459)	(426)	30,736

Net (decrease) increase in cash, cash equivalents and restricted cash	—	(101,106)	2,980	—	(98,126)
Cash, cash equivalents and restricted cash balance at beginning of period	—	131,522	20,181	—	151,703
Cash, cash equivalents and restricted cash balance at end of period	$—	$30,416	$23,161	$—	$53,577

	Three Months Ended March 31, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$200	$(77,003)	$53,728	$(200)	$(23,275)

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(932)	(61)	—	(993)
Intercompany Investing	523	—	—	(523)	—
Investments in and advances to joint venture arrangements	—	(857)	(2,340)	—	(3,197)
Net proceeds from the sale of mortgage servicing rights	—	—	7,396	—	7,396
Net cash provided by (used in) investing activities	523	(1,789)	4,995	(523)	3,206

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	162,000	—	—	162,000
Principal repayments of bank borrowings - homebuilding operations	—	(91,400)	—	—	(91,400)
Net repayments of bank borrowings - financial services operations	—	—	(45,958)	—	(45,958)
Proceeds from notes payable - other and CDD bond obligations	—	607	—	—	607
Intercompany financing	—	1,816	(2,339)	523	—
Dividends paid	(1,219)	—	(200)	200	(1,219)
Proceeds from exercise of stock options	496	—	—	—	496
Net cash (used in) provided by financing activities	(723)	73,023	(48,497)	723	24,526

Net increase (decrease) in cash, cash equivalents and restricted cash	—	(5,769)	10,226	—	4,457
Cash, cash equivalents and restricted cash balance at beginning of period	—	20,927	13,514	—	34,441
Cash, cash equivalents and restricted cash balance at end of period	$—	$15,158	$23,740	$—	$38,898

NOTE 13. Stock-Based Compensation
The Company has an equity compensation plan, the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the “2009 LTIP”), which has been amended from time to time. The 2009 LTIP was approved by our shareholders and is administered by the Compensation Committee of our Board of Directors. Under the 2009 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards – awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of the common shares, and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the plan authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 3,900,000 common shares, of which 983,845 remain available for grant at March 31, 2018.
The 2009 LTIP replaced the M/I Homes, Inc. 1993 Stock Incentive Plan as Amended (the “1993 Plan”), which expired by its terms on April 22, 2009. Awards outstanding under the 1993 Plan remain in effect in accordance with their respective terms.
Stock Options
On February 15, 2018, the Company awarded certain of its employees 431,500 (in the aggregate) nonqualified stock options at an exercise price of $31.93 (the closing price of our common shares on the New York Stock Exchange on such date) and a fair value of $11.31 that vest ratably over a five-year period. Total stock-based compensation expense related to stock option awards that has been charged against income relating to the 2009 LTIP was $1.0 million for both the three months ended March 31, 2018 and 2017.  As of March 31, 2018, there was a total of $10.6 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 2.2 years for the service awards.
Performance Share Unit Awards
On February 15, 2018, February 8, 2017 and February 16, 2016, the Company awarded its executive officers (in the aggregate) a target number of performance share units (“PSU’s”) equal to 46,444, 57,110 and 79,108 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”). The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative pre-tax income from operations, excluding extraordinary items, as defined in the underlying award agreements with the executive officers, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $31.93 and $33.57 for the 2018 PSU’s, respectively, $23.34 and $19.69 for the 2017 PSU’s, respectively, and $16.85 and $15.75 for the 2016 PSU’s, respectively. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized less than $0.1 million in stock-based compensation expense during the first quarter of 2018 related to the Market Condition portion of the 2018, 2017 and 2016 PSU awards. There was a total of $0.4 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2018, 2017 and 2016 PSU awards as of March 31, 2018.
For the portion of the PSU’s subject to the Performance Condition, we recognize stock-based compensation expense on a straight-line basis over the Performance Period based on the probable outcome of the related Performance Condition. Otherwise, stock-based compensation expense recognition is deferred until probability is attained and a cumulative stock-based compensation expense adjustment is recorded and recognized ratably over the remaining service period. The Company reassesses the probability of the satisfaction of the Performance Condition on a quarterly basis, and stock-based compensation expense is adjusted based on the portion of the requisite service period that has passed. As of March 31, 2018, the Company had not recognized any stock-based compensation expense related to the Performance Condition portion of the 2018 or the 2017 PSU awards. If the Company achieves the minimum performance levels for the Performance Conditions to be met for the 2018 and the 2017 awards, the Company would record unrecognized stock-based compensation expense of $1.0 million as of March 31, 2018, for which $0.3 million would be immediately recognized had attainment been probable at March 31, 2018. The Company recognized less than $0.1 million of stock-based compensation expense related to the Performance Condition portion of the 2016 PSU awards during the first quarter of 2018 based on the probability of attaining the performance condition. The Company has $0.1 million of unrecognized stock-based compensation expense for the 2016 PSU awards as of March 31, 2018.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 107,000 homes since we commenced homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)). In addition, the Hans Hagen brand is used in older communities in its Minneapolis/St. Paul, Minnesota market, and, following our recent acquisition of the assets and operations of Pinnacle Homes, a privately-held homebuilder in the Detroit, Michigan market (“Pinnacle Homes”), in March 2018, the Pinnacle Homes brand is used in that market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.
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
FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) and “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q, as the same may be updated from time to time in our subsequent filings with the SEC, for more information regarding those risk factors.
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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and assumptions on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and assumptions and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.  Please see Note 1 (Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2017 Form 10-K for additional information about our accounting policies.
We believe that there have been no significant changes to our critical accounting policies during the quarter ended March 31, 2018 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K, other than the changes described below.
Revenue Recognition.  On January 1, 2018, we adopted ASC 606, Revenue from Contracts from Customers (“ASC 606”), using the modified retrospective transition method, which includes a cumulative catch-up in retained earnings on the initial date of adoption for existing contracts (those that are not completed) as of, and new contracts after, January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition (“ASC 605”). We did not have any material adjustments to our 2018 results under ASC 606.
Revenue from the sale of a home and revenue from the sale of land to third parties is recognized in the financial statements on the date of closing (point in time) if delivery has occurred, title has passed, all performance obligations have been met (please see definition of performance obligations below), and control of the home or land is transferred to the buyer in an amount that reflects the consideration we expect to be entitled to in exchange for the home or land.
We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans are sold and/or related servicing rights are sold to third party investors or retained and managed under a third party subservice arrangement. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee (note that guarantees are excluded from the scope of ASC 606). We recognize financial services revenue associated with our title operations as homes are delivered, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is delivered. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of our contracts to sell homes have a single performance obligation as the promise to transfer the home is not separately identifiable from other promises in the contract and, therefore, not distinct. Our third party land contracts may include multiple performance obligations; however, revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material.

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within general, selling and administrative expenses as part of our sales and marketing expenses. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Business Combinations. The Company accounts for business combinations in accordance with FASB ASC 805, Business Combinations (“ASC 805”). ASC 805 requires that business combinations be accounted for under the acquisition method. The acquisition method requires: (1) identifying the acquirer; (2) determining the acquisition date; (3) recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; and (4) recognizing and measuring goodwill or a gain from a bargain purchase. Under this method, all acquisition costs are expensed as incurred, and the assets and liabilities of the acquired entity are recorded at their acquisition date fair value, with any excess recorded as goodwill.

Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. Because the purchase price allocation is subject to change within a measurement period of up to one year from the acquisition date pursuant to ASC 805, in connection with the Company’s acquisition of the homebuilding assets and operations of Pinnacle Homes in Detroit, Michigan, the Company recorded a provisional amount of goodwill of approximately $16.4 million as of March 31, 2018, which is included as Goodwill in our Unaudited Condensed Consolidated Balance Sheets. This provisional amount was based on the estimated fair values of the acquired assets and assumed liabilities at the date of the acquisition in accordance with ASC 350, Intangibles, Goodwill and Other (“ASC 350”). Please see Note 7 to our financial statements for further discussion.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. As a result of ASU 2017-04, the Company will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  ASU 2017-04 is effective beginning January 1, 2020, with early adoption permitted, and applied prospectively. The Company has elected to early adopt ASU 2017-04 effective for the current reporting period in its impairment testing and analyses. The Company’s goodwill is described in Note 7 to our financial statements.

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. When performing a qualitative assessment, the Company evaluates qualitative factors such as (1) macroeconomic conditions, such as a deterioration in general economic conditions; (2) industry and market considerations such as deterioration in the environment in which the entity operates; (3) cost factors such as increases in raw materials and labor costs; and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings, to determine if it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value.

The evaluation of goodwill for possible impairment includes estimating fair value using one or a combination of valuation techniques, such as discounted cash flows. These valuations require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in capital expenditures, selling prices, profitability, and the cost of capital. Although the Company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

RESULTS OF OPERATIONS
The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 16 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding reportable segments; and (3) our consolidated financial results.
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
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Chicago, Illinois	Orlando, Florida	Charlotte, North Carolina
Cincinnati, Ohio	Sarasota, Florida	Raleigh, North Carolina
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Indianapolis, Indiana	Austin, Texas
Minneapolis/St. Paul, Minnesota	Dallas/Fort Worth, Texas
Detroit, Michigan	Houston, Texas
San Antonio, Texas
Overview
For the first quarter of 2018, we achieved record levels of new contracts, homes delivered, revenue and backlog sales value. Our complementary financial services business also achieved record results in the first quarter of 2018. The housing market continued to be relatively strong and was supported by consumer confidence and growth in employment. The low unemployment rate and related labor shortage are driving wage growth which has added to our construction costs but also has expanded our customer base. These economic conditions, along with a constrained supply of both new and existing homes, have resulted in improving housing demand across most of our markets when compared to the same period in 2017. The improving housing demand, together with the continued execution of our strategic business initiatives, enabled us to achieve the following improved results in comparison to the first quarter of 2017:

•	New contracts increased 20% to 1,739 - an all-time quarterly record for the Company

•	Homes delivered increased 8% to 1,122 homes

•	Number of homes in backlog at March 31, 2018 increased 24% to 2,744

•	Total sales value in backlog increased 31% to $1.1 billion

•	Average sales price of homes in backlog increased 6% to $398,000

•	Revenue increased 8% to $437.9 million

•	Number of active communities at March 31, 2018 increased 11% to 205 - an all-time record for the Company
In addition, during the first quarter of 2018:

•
we entered the greater Detroit, Michigan market by acquiring the assets and operations of Pinnacle Homes, a privately-held homebuilder, which provided us with control of approximately 1,341 lots, of which 1,042 were owned and 299 were under option contracts with third parties, and contributed 113 units to our backlog on March 1, 2018 (please see Note 7 to our financial statements for additional information regarding this acquisition); and

•
in connection with the maturity of our $86.3 million in aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”) on March 1, 2018, we (1) repaid in cash approximately $65.9 million in aggregate principal amount and (2) converted approximately $20.3 million in aggregate principal amount into approximately 0.629 million common shares of the Company based upon the elections of the holders of the 2018 Convertible Senior Subordinated Notes.

Both of the above actions are more fully described in the notes to our Unaudited Condensed Consolidated Financial Statements and below under “Liquidity and Capital Resources.”

Summary of Company Financial Results
The calculations of adjusted income before income taxes, adjusted net income available to common shareholders, and adjusted housing gross margin (referred to below), which we believe provide a clearer measure of the ongoing performance of our business, are described and reconciled to income before income taxes, net income available to common shareholders, and housing gross margin, the financial measures that are calculated using our GAAP results, below under “Non-GAAP Financial Measures.”

Income before income taxes for the first quarter of 2018 decreased 9% from $26.3 million in the first quarter of 2017 to $23.9 million in the first quarter of 2018. Income before income taxes for 2018's first quarter was unfavorably impacted by $0.9 million of charges for the amortization of inventory profit write-up related to purchase accounting adjustments on Detroit homes that were delivered during the first quarter of 2018 and $1.7 million of acquisition and integration costs, both incurred as a result of our Detroit acquisition. Excluding these acquisition-related charges for the quarter ended March 31, 2018, adjusted income before income taxes was $26.5 million in the first quarter of 2018, a 1% increase from income before income taxes of $26.3 million in the first quarter of 2017.
We achieved net income of $18.1 million, or $0.60 per diluted share, in 2018's first quarter, which includes a $0.9 million pre-tax charge for purchase accounting adjustments and a $1.7 million pre-tax charge for acquisition and integration costs in each case as discussed above. This compares to net income of $16.9 million, or $0.55 per diluted share, in 2017's first quarter. Exclusive of these acquisition-related charges in the first quarter of 2018, our adjusted net income increased $3.1 million to $20.0 million compared to prior year.
During the quarter ended March 31, 2018, we recorded total revenue of $437.9 million, of which $418.5 million was from homes delivered, $4.4 million was from land sales and $15.0 million was from our financial services operations. Revenue from homes delivered increased 8% in 2018's first quarter compared to the same period in 2017 driven primarily by an 8% increase in the number of homes delivered (84 units). Revenue from land sales decreased $0.8 million from the first quarter of 2017 primarily due to fewer land sales in our Southern region in 2018's first quarter compared to the prior year. Revenue from our financial services segment increased 5% to $15.0 million in 2018's first quarter as a result of increases in the number of loan originations, increases in the average loan amount, the sale of a portion of the servicing portfolio and a higher volume of loans sold.
Total gross margin (total revenue less total land and housing costs) increased $2.5 million in the first quarter of 2018 compared to the first quarter of 2017 as a result of a $1.8 million improvement in the gross margin of our homebuilding operations and a $0.7 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $1.7 million as a result of the 8% increase in the number of homes delivered. Our housing gross margin percentage declined 100 basis points from 18.6% in prior year's first quarter to 17.6% in 2018's first quarter. Exclusive of the $0.9 million purchase accounting adjustment taken in the first quarter of 2018 discussed above, our adjusted housing gross margin percentage decreased 80 basis points to 17.8% in 2018's first quarter compared to the same period last year, primarily as a result of higher lot costs when compared to the same period of 2017 as well as mix of homes delivered. We expect our gross margins throughout 2018 to be negatively impacted by these purchase accounting adjustments related to our Pinnacle Homes acquisition. Our gross margin on land sales (land sale gross margin) remained flat in the first quarter of 2018 compared to the first quarter of 2017.

We believe the increased sales volume during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was driven primarily by the strengthening economy described above, constrained supply/demand conditions as well as better pricing leverage in select locations and submarkets and shifts in both product and community mix. In addition, our new contracts benefited from the opening of 22 new communities during the first quarter of 2018. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. As a result, our new contracts and housing gross margin may fluctuate up or down from quarter to quarter depending on the mix of communities delivering homes. The improvements described above were partially offset by higher average lot and construction costs related to homebuilding industry conditions and normal supply and demand dynamics. During the three months ended March 31, 2018 and 2017, we were able to pass a portion of the higher construction and lot costs to our homebuyers in the form of higher sales prices. However, we cannot provide any assurance that we will be able to continue to raise prices.
For the three months ended March 31, 2018, selling, general and administrative expense increased $3.0 million, which offset the increase in our gross margin discussed above, but decreased as a percentage of revenue from 13.5% in the first quarter of 2017 to 13.2% in the first quarter of 2018. Selling expense increased $2.8 million from 2017's first quarter and increased as a percentage of revenue to 6.9% in 2018's first quarter compared to 6.7% for the same period in 2017. Variable selling expense for sales commissions contributed $1.7 million to the increase ($0.2 million of which related to start-up costs associated with our new Detroit division) due to the higher number of homes delivered in the quarter. The increase in selling expense was also attributable to a $1.1 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased average community count and a $0.1 million increase related to start-up costs associated with our new Detroit division. General and administrative expense increased $0.2 million compared to the first quarter of 2017 but declined as a percentage of revenue from 6.8% in the first quarter of 2017 to 6.4% in the first quarter of 2018. This dollar increase was related to start-up costs associated with our new Detroit division.
Outlook
We believe that housing industry fundamentals are solid and that continued growth in employment, modest wage growth, historically low interest rates (despite recent increases in rates) and growing consumer confidence will lead to improved levels of household formation and modest improvement in demand for new homes throughout 2018. We also expect the recently enacted Tax Cuts and Jobs Act of 2017 (the “Tax Act”) to have a positive impact on our business and provide additional momentum to the economy, as a result of higher net income levels for some prospective home buyers and a generally stimulative effect on employment, wages and growth in the U.S. economy.
We expect to continue to emphasize the following strategic business objectives throughout 2018:

•	profitably growing our presence in our existing markets, including opening new communities;

•	reviewing new markets for investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.
Consistent with these objectives, we took a number of steps during the first three months of 2018 for continued improvement in our financial and operating results in 2018 and beyond, including investing $85.0 million in land acquisitions and $41.7 million in land development to help grow our presence in our existing markets. We currently estimate that we will spend approximately $550 million to $600 million on land purchases and land development in 2018, including the $126.7 million spent during the first three months of 2018. However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home sales and deliveries and we will adjust our land spending accordingly. We opened 22 communities and closed 15 communities in the first quarter of 2018, ending 2018's first quarter with a total of 205 communities compared to 184 communities at March 31, 2017 (10 of which related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018).
Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics will continue in the future.

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In thousands)	2018	2017
Revenue:
Midwest homebuilding	$158,620	$146,422
Southern homebuilding	190,388	149,365
Mid-Atlantic homebuilding	73,823	96,886
Financial services (a)	15,026	14,307
Total revenue	$437,857	$406,980

Gross margin:
Midwest homebuilding (b)	$27,709	$29,221
Southern homebuilding	35,772	26,614
Mid-Atlantic homebuilding	10,648	16,557
Financial services (a)	15,026	14,307
Total gross margin (b)	$89,155	$86,699

Selling, general and administrative expense:
Midwest homebuilding	$15,492	$14,362
Southern homebuilding	20,922	17,902
Mid-Atlantic homebuilding	8,056	9,304
Financial services (a)	5,486	5,077
Corporate	8,058	8,398
Total selling, general and administrative expense	$58,014	$55,043

Operating income (loss):
Midwest homebuilding (b)	$12,217	$14,859
Southern homebuilding	14,850	8,712
Mid-Atlantic homebuilding	2,592	7,253
Financial services (a)	9,540	9,230
Less: Corporate selling, general and administrative expense	(8,058)	(8,398)
Total operating income (b)	$31,141	$31,656

Interest expense:
Midwest homebuilding	$2,066	$1,377
Southern homebuilding	2,287	2,377
Mid-Atlantic homebuilding	756	916
Financial services (a)	769	668
Total interest expense	$5,878	$5,338

Equity in income of joint venture arrangements	(310)	(17)
Acquisition and integration costs (c)	1,700	—

Income before income taxes	$23,873	$26,335

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

(b)
Includes $0.9 million of charges related to purchase accounting adjustments taken during the first quarter of 2018 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

The following tables show total assets by segment at March 31, 2018 and December 31, 2017:

	At March 31, 2018
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$6,253	$23,163		$6,747	$—	$36,163
Inventory (a)	615,973	686,632		241,576	—	1,544,181
Investments in joint venture arrangements	4,972	10,169		6,925	—	22,066
Other assets	20,198	41,147	(b)	11,305	219,313	291,963
Total assets	$647,396	$761,111		$266,553	$219,313	$1,894,373

	At December 31, 2017
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,933	$20,719		$6,904	$—	$32,556
Inventory (a)	500,671	636,019		245,328	—	1,382,018
Investments in joint venture arrangements	4,410	9,677		6,438	—	20,525
Other assets	13,573	38,784	(b)	13,311	364,004	429,672
Total assets	$523,587	$705,199		$271,981	$364,004	$1,864,771

(a)
Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Midwest Region
Homes delivered	411	379
New contracts, net	698	556
Backlog at end of period	1,228	934
Average sales price of homes delivered	$386	$385
Average sales price of homes in backlog	$423	$400
Aggregate sales value of homes in backlog	$519,040	$373,205
Housing revenue	$158,495	$145,796
Land sale revenue	$125	$626
Operating income homes (a) (b)	$12,094	$14,601
Operating income land	$123	$258
Number of average active communities	77	62
Number of active communities, end of period	84	63
Southern Region
Homes delivered	541	419
New contracts, net	797	590
Backlog at end of period	1,164	845
Average sales price of homes delivered	$352	$349
Average sales price of homes in backlog	$365	$349
Aggregate sales value of homes in backlog	$424,599	$295,031
Housing revenue	$190,151	$146,081
Land sale revenue	$237	$3,284
Operating income homes (a)	$14,691	$8,601
Operating income land	$159	$111
Number of average active communities	89	83
Number of active communities, end of period	91	87
Mid-Atlantic Region
Homes delivered	170	240
New contracts, net	244	308
Backlog at end of period	352	441
Average sales price of homes delivered	$410	$398
Average sales price of homes in backlog	$419	$377
Aggregate sales value of homes in backlog	$147,555	$166,179
Housing revenue	$69,778	$95,581
Land sale revenue	$4,045	$1,305
Operating income homes (a)	$2,470	$7,246
Operating income land	$122	$7
Number of average active communities	31	36
Number of active communities, end of period	30	34
Total Homebuilding Regions
Homes delivered	1,122	1,038
New contracts, net	1,739	1,454
Backlog at end of period	2,744	2,220
Average sales price of homes delivered	$373	$373
Average sales price of homes in backlog	$398	$376
Aggregate sales value of homes in backlog	$1,091,194	$834,415
Housing revenue	$418,424	$387,458
Land sale revenue	$4,407	$5,215
Operating income homes (a) (b)	$29,255	$30,448
Operating income land	$404	$376
Number of average active communities	197	181
Number of active communities, end of period	205	184

(a)	Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

(b)
Includes $0.9 million of charges related to purchase accounting adjustments taken during the first quarter of 2018 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Financial Services
Number of loans originated	781	725
Value of loans originated	$235,481	$217,346

Revenue	$15,026	$14,307
Less: Selling, general and administrative expenses	5,486	5,077
Interest expense	769	668

Income before income taxes	$8,771	$8,562

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Midwest	10.2%	13.3%
Southern	13.5%	16.3%
Mid-Atlantic	10.6%	10.5%

Total cancellation rate	11.8%	14.0%

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

Non-GAAP Financial Measures
This report contains information about our adjusted housing gross margin, adjusted income before income taxes and adjusted net income each of which constitutes a non-GAAP financial measure. Because adjusted housing gross margin, adjusted income before income taxes and adjusted net income are not calculated in accordance with GAAP, these financial measures may not be completely comparable to similarly-titled measures used by other companies in the homebuilding industry and, therefore, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement our GAAP results in order to provide a greater understanding of the factors and trends affecting our operations.
Adjusted housing gross margin, adjusted income before income taxes and adjusted net income are calculated as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Housing revenue	$418,424	$387,458
Housing cost of sales	344,699	315,442

Housing gross margin	73,725	72,016
Add: Purchase accounting adjustments (a)	896	—

Adjusted housing gross margin	$74,621	$72,016

Housing gross margin percentage	17.6%	18.6%
Adjusted housing gross margin percentage	17.8%	18.6%

Income before income taxes	$23,873	$26,335
Add: Purchase accounting adjustments (a)	896	—
Add: Acquisition and integration expenses (b)	1,700	—

Adjusted income before income taxes	$26,469	$26,335

Net income	$18,063	$16,883
Add: Purchase accounting adjustments (a)	663	—
Add: Acquisition and integration expenses (b)	1,258	—

Adjusted net income	$19,984	$16,883

(a)	Represents purchase accounting adjustments related to our acquisition of Pinnacle Homes in Detroit, Michigan during the first quarter of 2018.

(b)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

We believe adjusted housing gross margin, adjusted income before income taxes and adjusted net income are relevant and useful financial measures to investors in evaluating our operating performance as they measure the gross profit, income before income taxes and net income we generated specifically on our operations during a given period. These non-GAAP financial measures isolate the impact that the acquisition-related charges have on housing gross margins, income before income taxes and net income, and allow investors to make comparisons with our competitors that adjust housing gross margins, income before income taxes, and net income in a similar manner. We also believe investors will find these adjusted financial measures relevant and useful because they represent a profitability measure that may be compared to a prior period without regard to variability of the charges noted above. These financial measures assist us in making strategic decisions regarding community location and product mix, product pricing and construction pace.
Year Over Year Comparison
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
The calculation of adjusted housing gross margin (referred to below), which we believe provides a clearer measure of the ongoing performance of our business, is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Segment Non-GAAP Financial Measures.”

Midwest Region. During the three months ended March 31, 2018, homebuilding revenue in our Midwest region increased $12.2 million, from $146.4 million in the first quarter of 2017 to $158.6 million in the first quarter of 2018. This 8% increase in homebuilding revenue was the result of an 8% increase in the number of homes delivered (32 units, 14 of which were contributed by our new Detroit division) and a slight increase in the average sales price of homes delivered ($1,000 per home delivered). Operating income in our Midwest region decreased $2.7 million from $14.9 million in the first quarter of 2017 to $12.2 million during the quarter ended March 31, 2018. This decrease in operating income was the result of a $1.5 million decline in our gross margin in addition to a $1.1 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin declined $1.4 million, partially due to the $0.9 million charge for purchase accounting adjustments related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018 as well as a decline in housing gross margin percentage as a result of a change in product/market mix, offset partially by the 8% increase in the number of homes delivered. Our housing gross margin percentage declined 250 basis points to 17.4% in the first quarter of 2018 compared to 19.9% in the prior year’s first quarter. Exclusive of the purchase accounting charges, our housing gross margin for the first quarter of 2018 declined 190 basis points to 18.0% compared to last year’s first quarter. The decline in housing gross margin percentage was primarily due to increased lot costs compared to 2017’s same period as well as a change in product type and market mix of homes delivered. Our land sale gross margin declined $0.1 million as a result of fewer land sales in the first quarter of 2018 compared to the same period in 2017.
Selling, general and administrative expense increased $1.1 million, from $14.4 million for the quarter ended March 31, 2017 to $15.5 million for the quarter ended March 31, 2018, and remained flat as a percentage of revenue at 9.8% in both 2018’s and 2017’s first quarters. The increase in selling, general and administrative expense was attributable to a $1.0 million increase in selling expense due to (1) a $0.4 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, $0.2 million of which was associated with our new Detroit, Michigan division, and (2) a $0.6 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models, $0.1 million of which related to our new Detroit, Michigan division. The $0.1 million increase in general and administrative expense primarily related to start-up costs from our Detroit, Michigan acquisition.
During the three months ended March 31, 2018, we experienced a 26% increase in new contracts in our Midwest region, from 556 in the first quarter of 2017 to 698 in the first quarter of 2018, and a 31% increase in backlog from 934 homes at March 31, 2017 to 1,228 homes at March 31, 2018. The increases in new contracts and backlog were partially due to improving demand in our newer communities compared to prior year, and backlog also benefited from the addition of 113 homes from our recent acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018. Average sales price in backlog increased to $423,000 at March 31, 2018 compared to $400,000 at March 31, 2017 which was primarily due to a change in product type and market mix. During the three months ended March 31, 2018, we opened nine new communities in our Midwest region (excluding the 10 communities added as part of our acquisition in Detroit) compared to 11 during 2017's first quarter. Our monthly absorption rate in our Midwest region remained flat at 3.0 per community in both the first quarter of 2018 and 2017.
Southern Region. During the three months ended March 31, 2018, homebuilding revenue in our Southern region increased $41.0 million, from $149.4 million in the first quarter of 2017 to $190.4 million in the first quarter of 2018. This 27% increase in homebuilding revenue was the result of a 29% increase in the number of homes delivered (122 units) and a 1% increase in the average sales price of homes delivered ($3,000 per home delivered), primarily due to product and market mix, offset partially by a $3.0 million decrease in land sale revenue. Operating income in our Southern region increased $6.2 million from $8.7 million in the first quarter of 2017 to $14.9 million during the quarter ended March 31, 2018. This increase in operating income was the result of a $9.2 million improvement in our gross margin, partially offset by a $3.0 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $9.1 million, due primarily to the 29% increase in the number of homes delivered noted above. Our housing gross margin percentage improved from 18.1% in prior year’s first quarter to 18.7% in the first quarter of 2018, largely due to the mix of communities delivering homes and a more favorable product mix, offset in part, by rising lot and construction costs. Our land sale gross margin improved slightly by $0.1 million in the first quarter of 2018 compared to the same period in 2017. We did not record any additional warranty charges for stucco-related repair costs in our Florida communities during the first quarter of 2018. With respect to this matter, during the first quarter of 2018, we identified 58 additional homes in need of repair and completed repairs on 69 homes, and, at March 31, 2018, we have 201 homes in various stages of repair.  Please see Note 6 to our financial statements for further information.
Selling, general and administrative expense increased $3.0 million from $17.9 million in the first quarter of 2017 to $20.9 million in the first quarter of 2018 but declined as a percentage of revenue to 11.0% from 12.0% in the first quarter of 2017. The increase in selling, general and administrative expense was attributable, in part, to a $2.8 million increase in selling expense due to (1) a $2.2 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and (2) a $0.6 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $0.2 million increase in general and administrative expense, which was primarily related to an increase in land related expenses.

During the three months ended March 31, 2018, we experienced a 35% increase in new contracts in our Southern region, from 590 in the first quarter of 2017 to 797 for the first quarter of 2018, and a 38% increase in backlog from 845 homes at March 31, 2017 to 1,164 homes at March 31, 2018. The increases in new contracts and backlog were primarily due to an increase in our average number of communities during the period, along with improvement in demand across our Southern markets. Average sales price in backlog increased to $365,000 at March 31, 2018 from $349,000 at March 31, 2017 due to a change in product type and market mix. During the three months ended March 31, 2018, we opened twelve communities in our Southern region compared to eleven during 2017's first quarter. Our monthly absorption rate in our Southern region increased to 3.0 per community in the first quarter of 2018 from 2.4 per community in the first quarter of 2017.
Mid-Atlantic Region. During the three month period ended March 31, 2018, homebuilding revenue in our Mid-Atlantic region decreased $23.1 million from $96.9 million in the first quarter of 2017 to $73.8 million in the first quarter of 2018. This 24% decrease in homebuilding revenue was the result of a 29% decrease in the number of homes delivered (70 units) primarily due to a decrease in the average number of communities during the period compared to prior year, offset partially by a 3% increase in the average sales price of homes delivered ($12,000 per home delivered). Operating income in our Mid-Atlantic region decreased $4.7 million, from $7.3 million in the first quarter of 2017 to $2.6 million during the quarter ended March 31, 2018. This decline in operating income was primarily the result of a $5.9 million decrease in our gross margin, offset, in part, by a $1.2 million decrease in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin declined $6.0 million, due to the 29% decrease in the number of homes delivered noted above and a decline in housing gross margin percentage, partially attributable to timing of new community openings as well as increased competition in the region. Our housing gross margin percentage declined 220 basis points from 17.3% in last year’s first quarter to 15.1% in the first quarter of 2018 due primarily to the mix of homes delivered. Our land sale gross margin improved slightly by $0.1 million during the first quarter of 2018 compared to prior year.
Selling, general and administrative expense decreased $1.2 million from $9.3 million in the first quarter of 2017 to $8.1 million in the first quarter of 2018 but increased as a percentage of revenue to 10.9% compared to 9.6% for the first quarter of 2017. The decrease in selling, general and administrative expense was primarily due to a $1.0 million decrease in selling expenses primarily as a result of decreased sales commissions produced by the lower number of homes delivered. General and administrative expense decreased $0.2 million primarily related to a decrease in land related expenses.
During the three months ended March 31, 2018, we experienced a 21% decrease in new contracts in our Mid-Atlantic region, from 308 in the first quarter of 2017 to 244 for the first quarter of 2018, and a 20% decrease in the number of homes in backlog from 441 homes at March 31, 2017 to 352 homes at March 31, 2018. The decreases in new contracts and backlog were primarily due to a decrease in the average number of active communities during the period compared to the prior year, as a result of delays in planned new community openings in the period compared to the prior year’s first quarter. Average sales price of homes in backlog increased, however, from $377,000 at March 31, 2017 to $419,000 at March 31, 2018 primarily due to the mix of homes delivered. During the three months ended March 31, 2018, we opened one community in our Mid-Atlantic region compared to two during the first quarter of 2017. Our monthly absorption rate in our Mid-Atlantic region declined to 2.6 per community in the first quarter of 2018 from 2.9 per community in the first quarter of 2017.
Financial Services. Revenue from our mortgage and title operations increased $0.7 million (5%) from $14.3 million in the first quarter of 2017 to $15.0 million in the first quarter of 2018, an all-time record, as a result of an 8% increase in the number of loan originations, from 725 in the first quarter of 2017 to 781 in the first quarter of 2018, and an increase in the volume of loans sold. Our average loan amount increased slightly from $300,000 in the quarter ended March 31, 2017 to $302,000 in the quarter ended March 31, 2018. We also sold a portion of our servicing portfolio during the first quarter of 2018 for a $0.7 million gain. We experienced lower margins due to increased competitive pressures.
We ended our first quarter of 2018 with a $0.3 million increase in operating income compared to 2017's first quarter, which was primarily due to the increase in our revenue discussed above partially offset by a $0.4 million increase in selling, general and administrative expense compared to the first quarter of 2017 which was attributable primarily to an increase in compensation expense.
At March 31, 2018, M/I Financial provided financing services in all of our markets, except Detroit, Michigan. M/I Financial expects to provide financing services in the Detroit, Michigan market by the end of the second quarter of 2018.
Approximately 79% of our homes delivered during the first quarter of 2018 were financed through M/I Financial, compared to 80% in the same period in 2017. Capture rate is influenced by financing availability and competition in the mortgage market, and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense decreased $0.3 million, from $8.4 million for the first quarter of 2017 to $8.1 million for the first quarter of 2018.

Acquisition and Integration Costs. During the three months ended March 31, 2018, the Company spent $1.7 million in acquisition and integration related costs related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018. These costs include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses. As these costs are not eligible for capitalization as initial direct costs under GAAP, such amounts are expensed as incurred.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures represent our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During the three months ended March 31, 2018, the Company earned $0.3 million in equity in income from unconsolidated joint ventures compared to less than $0.1 million during the three months ended March 31, 2017.
Interest Expense - Net. Interest expense for the Company increased $0.6 million from $5.3 million for the three months ended March 31, 2017 to $5.9 million for the three months ended March 31, 2018. This increase was primarily the result of an increase in our weighted average borrowings from $632.5 million in 2017's first quarter to $754.8 million in 2018's first quarter, in addition to an increase in our weighted average borrowing rate from 5.76% in the first quarter of 2017 to 6.22% for first quarter of 2018. The increase in our weighted average borrowings and our weighted average borrowing rate primarily related to the issuance of our $250.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the “2025 Senior Notes”) during the third quarter of 2017, partially offset by the maturity of all of our 2017 Convertible Senior Subordinated Notes in September 2017 and all of our 2018 Convertible Senior Subordinated Notes in March 2018, and by a decrease in borrowings under our Credit Facility (as defined below) on a weighted average basis during the first quarter of 2018 compared to the same period in 2017.
Income Taxes. Our overall effective tax rate was 24.3% for the three months ended March 31, 2018 and 35.9% for the same period in 2017. The decline in the effective rate from the three months ended March 31, 2017 was primarily attributable to the decrease in the corporate income tax rate from 35% to 21% offset by the repeal of the domestic production activity deduction, both of which are the result of the enactment of the Tax Act during the fourth quarter of 2017 (please see Note 10 to our financial statements for more information).
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
Adjusted housing gross margin for our Midwest region is calculated as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017

Midwest region:
Housing revenue	$158,495	$145,796
Housing cost of sales	130,909	116,833

Housing gross margin	27,586	28,963
Add: Purchase accounting adjustments (a)	896	—

Adjusted housing gross margin	$28,482	$28,963

Housing gross margin percentage	17.4%	19.9%
Adjusted housing gross margin percentage	18.0%	19.9%

(a)	Represents purchase accounting adjustments from our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At March 31, 2018, we had $53.6 million of cash, cash equivalents and restricted cash, with $45.9 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $104.8 million decrease in unrestricted cash and cash equivalents from December 31, 2017. Our principal uses of cash for the three months ended March 31, 2018 were investment in land and land development, the acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018 (please see Note 7 to our financial statements for more information), construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, and short-term working capital and debt service requirements, including the repayment of amounts outstanding under our credit facilities and the repayment of approximately $65.9 million in aggregate principal amount of our 2018 Convertible Senior Subordinated Notes. In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans and the sale of mortgage servicing rights, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
We are actively acquiring and developing lots in our markets to replenish and grow our lot supply and active community count. We expect to continue to expand our business based on the anticipated level of demand for new homes in our markets. Accordingly, we expect our cash outlays for land purchases, land development, home construction and operating expenses will continue to exceed our cash generated by operations during some monthly and quarterly periods in 2018, and we expect to continue to utilize our Credit Facility (as defined below) in 2018.
During the first quarter of 2018, we delivered 1,122 homes, started 1,351 homes, and spent $85.0 million on land purchases and $41.7 million on land development. Based upon our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $550 million to $600 million on land purchases and land development during 2018, including the $126.7 million spent during the first three months of 2018 and excluding our Detroit acquisition.
We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to such land option agreements, as of March 31, 2018, we had a total of 17,900 lots under contract, with an aggregate purchase price of approximately $757.7 million to be acquired during the remainder of 2018 through 2028.
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
Operating Cash Flow Activities. During the three-month period ended March 31, 2018, we used $31.2 million of cash in operating activities, compared to using $23.3 million of cash for operating activities during the first quarter of 2017. The cash used in operating activities in the first quarter of 2018 was primarily a result of a $70.1 million increase in inventory, a decrease in accrued compensation of $22.5 million and and a decrease in accounts payable and other assets totaling $16.1 million, offset partially by net income of $18.1 million, along with $61.6 million of proceeds from the sale of mortgage loans net of mortgage loan originations. The $23.3 million of cash used in operating activities in the first quarter of 2017 was primarily a result of a $54.8 million increase in inventory and a decrease in accounts payable, accrued compensation and other liabilities totaling $34.0 million, offset partially by net income totaling $16.9 million, along with $45.3 million of proceeds from the sale of mortgage loans net of mortgage loan originations.

Investing Cash Flow Activities. During the first quarter of 2018, we used $97.7 million of cash in investing activities, compared to generating $3.2 million of cash in investing activities during the first quarter of 2017. This increase in cash used was primarily due to our acquisition of Pinnacle Homes, a privately held homebuilder in Detroit, Michigan, during the first quarter of 2018 for approximately $100.8 million.

Financing Cash Flow Activities. During the three months ended March 31, 2018, we generated $30.7 million of cash from financing activities, compared to generating $24.5 million of cash during the first three months of 2017. The $6.2 million increase in cash generated by financing activities was primarily due to increased borrowings under our Credit Facility (as defined below) and our M/I Financial credit facilities during the period, offset, in part, by the repayment of that portion of our 2018 Convertible Senior Subordinated Notes that were not converted into common shares by the holders thereof.
At March 31, 2018 and December 31, 2017, our ratio of homebuilding debt to capital was 48% and 46%, respectively, calculated as the carrying value of our outstanding homebuilding debt divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. This increase was due to higher debt levels compared to December 31, 2017, offset partially by an increase in shareholders’ equity at March 31, 2018. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
The Company is a party to three primary credit agreements: (1) a $475 million unsecured revolving credit facility, dated July 18, 2013, as amended, with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $125 million secured mortgage warehousing agreement (which increases to $150 million during certain periods), dated June 23, 2017, as amended, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $35 million mortgage repurchase agreement (which increases to $50 million during certain periods), as amended and restated on October 30, 2017, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”).
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of March 31, 2018:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	7/18/2021	$162,300	$268,355
Notes payable – financial services (b)	(b)	$102,711	$3,881

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $539.0 million of availability for additional senior debt at March 31, 2018. As a result, the full $475 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $162.3 million borrowings outstanding and $44.3 million of letters of credit outstanding at March 31, 2018, leaving $268.4 million available. The Credit Facility has an expiration date of July 18, 2021.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of these agreements as of March 31, 2018 was $160 million. The MIF Mortgage Warehousing Agreement has an expiration date of June 22, 2018 and the MIF Mortgage Repurchase Facility has an expiration date of October 29, 2018. M/I Financial expects to enter into an amendment to the MIF Mortgage Warehousing Agreement prior to its expiration that would extend its term for an additional year, but M/I Financial can provide no assurances that it will be able to obtain such an extension.

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

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $492.8 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 12 to our financial statements), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries. The guarantors for the Credit Facility are the same subsidiaries that guarantee our 2025 Senior Notes and our $300.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Senior Notes”).

As of March 31, 2018, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of March 31, 2018:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$492.8	$735.4
Leverage Ratio	≤	0.60	0.49
Interest Coverage Ratio	≥	1.5 to 1.0	4.8 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$220.6	$7.7
Unsold Housing Units and Model Homes	≤	1,894	982

Homebuilding Letter of Credit Facility. As of March 31, 2018, the Company was a party to a secured credit agreement for the issuance of letters of credit outside of the Credit Facility (the “Letter of Credit Facility”), with a maturity date of September 30, 2018, which allows for the issuance of letters of credit up to a total of $1.0 million. The Letter of Credit Facility contains a cash collateral requirement of 101%. Upon maturity or the earlier termination of the Letter of Credit Facility, letters of credit that have been issued under the Letter of Credit Facility remain outstanding with cash collateral in place through the expiration date.

As of March 31, 2018, there was a total of $0.3 million of letters of credit issued under the Letter of Credit Facility, which was collateralized with $0.3 million of restricted cash.

Through the acquisition of Pinnacle Homes during the first quarter of 2018, the Company also assumed the obligation for $6.6 million of outstanding letters of credit under a separate facility, which was collateralized with $6.6 million of restricted cash.

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides a maximum borrowing availability of $125 million, which increased to $150 million from September 25, 2017 to October 16, 2017 and again from December 15, 2017 to February 2, 2018. The MIF Mortgage Warehousing Agreement expires on June 22, 2018. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the greater of (1) the floating LIBOR rate plus a spread of 237.5 basis points and (2) 2.75%.
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
As of March 31, 2018, there was $77.7 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of March 31, 2018:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.4 to 1.0
Liquidity	≥	$6.25	$18.2
Adjusted Net Income	>	$0.0	$13.3
Tangible Net Worth	≥	$12.5	$25.9
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The MIF Repurchase Facility provides for a maximum borrowing availability of $35 million, which increased to $50 million from November 15, 2017 through February 1, 2018. The MIF Mortgage Repurchase Facility expires on October 29, 2018. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of March 31, 2018, there was $25.0 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants as of March 31, 2018.
Senior Notes.

5.625% Senior Notes. In August 2017, the Company issued $250 million aggregate principal amount of 5.625% Senior Notes due 2025. The 2025 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes. As of March 31, 2018, the Company was in compliance with all terms, conditions, and covenants under the indenture. Please see Note 8 to our financial statements for more information regarding the 2025 Senior Notes.

6.75% Senior Notes. In December 2015, the Company issued $300 million aggregate principal amount of 6.75% Senior Notes due 2021. The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of March 31, 2018, the Company was in compliance with all terms, conditions, and covenants under the indenture. Please see Note 8 to our financial statements for more information regarding the 2021 Senior Notes.

Weighted Average Borrowings. For the three months ended March 31, 2018 and 2017, our weighted average borrowings outstanding were $754.8 million and $632.5 million, respectively, with a weighted average interest rate of 6.22% and 5.76%, respectively. The increase in our weighted average borrowings related to an increase related to the issuance of our $250.0 million aggregate principal amount of 2025 Senior Notes during the third quarter of 2017, partially offset by the maturity of all of our 2017 Convertible Senior Subordinated Notes in September 2017 and all of our 2018 Convertible Senior Subordinated Notes in March 2018, and by a decrease in borrowings under our Credit Facility (as defined below) on a weighted average basis during the first quarter of 2018 compared to the same period in 2017. Our weighted average interest rate increased as a result of the issuance of the 2025 Senior Notes in the third quarter of 2017, which have a higher interest rate than the 3.0% rate on the 2018 Convertible Senior Subordinated Notes and the 3.25% rate on the 2017 Convertible Senior Subordinated Notes, which were both outstanding during prior year’s first quarter.

At March 31, 2018, we had $162.3 million borrowings outstanding under the Credit Facility, an increase from having no outstanding borrowings at December 31, 2017. During the first quarter of 2018, we used the Credit Facility to fund our acquisition of Pinnacle Homes, a privately-held homebuilder in Detroit, Michigan, and repay that portion of our 2018 Convertible Senior Subordinated Notes that were not converted into common shares, in addition to investment in land and land development, construction of homes, mortgage loan originations, operating expenses, and working capital requirements. During the three months ended March 31, 2018, the average daily amount outstanding under the Credit Facility was $67.9 million and the maximum amount outstanding under the Credit Facility was $210.0 million. Based on our current anticipated spending on home construction, land acquisition and development in 2018, offset by expected cash receipts from home deliveries, we expect to continue to borrow under the Credit Facility during 2018, with an estimated peak amount outstanding not expected to exceed $275 million. The actual amount borrowed during 2018 (and the estimated peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt and any other extraordinary events or transactions.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.

There were $44.3 million of letters of credit issued and outstanding under the Credit Facility at March 31, 2018. During the three months ended March 31, 2018, the average daily amount of letters of credit outstanding under the Credit Facility was $45.8 million and the maximum amount of letters of credit outstanding under the Credit Facility was $49.0 million.

At March 31, 2018, M/I Financial had $77.7 million outstanding under the MIF Mortgage Warehousing Agreement.  During the three months ended March 31, 2018, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $48.8 million and the maximum amount outstanding was $128.1 million, which occurred during January, while the temporary increase provision was in effect and the maximum borrowing availability was $150.0 million.

At March 31, 2018, M/I Financial had $25.0 million outstanding under the MIF Mortgage Repurchase Facility.  During the three months ended March 31, 2018, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $21.3 million and the maximum amount outstanding was $40.1 million, which occurred during January, while the temporary increase provision was in effect and the maximum borrowing availability was $50.0 million.
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
CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the maturity of our $86.3 million in aggregate principal amount of 2018 Convertible Senior Subordinated Notes, as further discussed above in Note 8 to our financial statements and in our Liquidity and Capital Resources section.

OFF-BALANCE SHEET ARRANGEMENTS
Notes 3, 5 and 6 to our financial statements discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.
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
Land Option Agreements.  In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both March 31, 2018 and December 31, 2017, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
At March 31, 2018, “Consolidated Inventory Not Owned” was $18.2 million. At March 31, 2018, the corresponding liability of $18.2 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of March 31, 2018 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $54.2 million, including cash deposits of $36.2 million, prepaid acquisition costs of $6.7 million, letters of credit of $7.0 million and $4.3 million of other non-cash deposits.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of March 31, 2018, the Company had outstanding $179.9 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through September 2024.  Included in this total are: (1) $121.0 million of performance and maintenance bonds and $43.5 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $7.7 million of financial letters of credit; and (3) $7.7 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur.  The risks associated with these guarantees are offset by the value of the underlying assets, and the Company accrues its best estimate of the probable loss on these loans.  Additionally, the Company has provided certain other guarantees and indemnities in connection with the acquisition and development of land by our homebuilding operations.  Please see Note 5 to our financial statements for additional details relating to our guarantees and indemnities.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permit borrowings of up to $635 million, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Interest Rate Lock Commitments: Interest rate lock commitments (“IRLCs”) are extended to certain homebuying customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third party investor through the use of whole loan delivery commitments matching the exact terms of the IRLC loan. Uncommitted IRLCs are considered derivative instruments and are fair value adjusted, with the resulting gain or loss recorded in current earnings.

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

Mortgage Loans Held for Sale: Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. During the period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a whole loan contract or by FMBSs. The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.

The table below shows the notional amounts of our financial instruments at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2018	2017
Whole loan contracts and related committed IRLCs	$3,350	$2,182
Uncommitted IRLCs	109,800	50,746
FMBSs related to uncommitted IRLCs	110,000	53,000
Whole loan contracts and related mortgage loans held for sale	7,465	80,956
FMBSs related to mortgage loans held for sale	101,000	91,000
Mortgage loans held for sale covered by FMBSs	101,171	90,781

The table below shows the measurement of assets and liabilities at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2018	2017
Mortgage loans held for sale	$110,612	$171,580
Forward sales of mortgage-backed securities	(125)	177
Interest rate lock commitments	971	271
Whole loan contracts	(66)	12
Total	$111,392	$172,040

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Description (in thousands)	2018	2017
Mortgage loans held for sale	$675	$4,874
Forward sales of mortgage-backed securities	(302)	(911)
Interest rate lock commitments	705	842
Whole loan contracts	(83)	(234)
Total gain recognized	$995	$4,571

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of March 31, 2018. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at March 31, 2018. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	3/31/2018
ASSETS:
Mortgage loans held for sale:
Fixed rate	$107,936	—	—	—	—	—	$107,936	$106,101
Weighted average interest rate	4.31%	—	—	—	—	—	4.31%
Variable rate	$4,568	—	—	—	—	—	$4,568	$4,511
Weighted average interest rate	3.90%	—	—	—	—	—	3.90%

LIABILITIES:
Long-term debt — fixed rate	$2,465	$1,214	$1,693	$301,310	$866	$250,000	$557,548	$554,017
Weighted average interest rate	5.44%	5.44%	5.44%	6.72%	5.75%	5.63%	6.23%
Short-term debt — variable rate	$265,011	—	—	—	—	—	$265,011	$265,011
Weighted average interest rate	4.16%	—	—	—	—	—	4.16%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its subsidiaries have received claims from homeowners in certain of our Florida communities (and been named as a defendant in legal proceedings initiated by certain of such homeowners) related to stucco on their homes. Please see Note 6 of the Company’s financial statements for further information regarding these stucco claims.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

We may write-off intangible assets, such as goodwill.

We have recorded goodwill in connection with the acquisition of the assets and operations of Pinnacle Homes. On an ongoing basis, we will evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common shares during the three months ended March 31, 2018.

Please see Note 8 to our financial statements above for more information regarding the limit imposed by the indenture governing our 2025 Senior Notes and the indenture governing our 2021 Senior Notes on our ability to pay dividends on, and repurchase, our common shares and any preferred shares of the Company then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures.

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

M/I Homes, Inc.
(Registrant)

Date:	April 27, 2018	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	April 27, 2018	By:	/s/ Ann Marie W. Hunker
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