Form 10-Q
period 2018-06-30
M I HOMES INC
filed 2018-07-27
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Common shares, par value $.01 per share: 28,570,853 shares outstanding as of July 25, 2018.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	June 30, 2018	December 31, 2017
	(unaudited)

ASSETS:
Cash, cash equivalents and restricted cash	$67,817	$151,703
Mortgage loans held for sale	108,000	171,580
Inventory	1,652,468	1,414,574
Property and equipment - net	28,885	26,816
Investment in joint venture arrangements	13,753	20,525
Deferred income tax asset	17,528	18,438
Goodwill	16,400	—
Other assets	65,689	61,135
TOTAL ASSETS	$1,970,540	$1,864,771

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$141,491	$117,233
Customer deposits	41,510	26,378
Other liabilities	117,022	131,534
Community development district obligations	11,789	13,049
Obligation for consolidated inventory not owned	14,794	21,545
Notes payable bank - homebuilding operations	181,800	—
Notes payable bank - financial services operations	93,163	168,195
Notes payable - other	9,362	10,576
Convertible senior subordinated notes due 2018 - net	—	86,132
Senior notes due 2021 - net	297,332	296,780
Senior notes due 2025 - net	246,311	246,051
TOTAL LIABILITIES	$1,154,574	$1,117,473

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $.01 par value; authorized 58,000,000 shares at both June 30, 2018 and December 31, 2017; issued 30,137,141 and 29,508,626 shares at June 30, 2018 and December 31, 2017, respectively	301	295
Additional paid-in capital	327,470	306,483
Retained earnings	519,303	473,329
Treasury shares - at cost - 1,566,288 and 1,651,874 shares at June 30, 2018 and December 31, 2017, respectively	(31,108)	(32,809)
TOTAL SHAREHOLDERS’ EQUITY	$815,966	$747,298
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,970,540	$1,864,771

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017

Revenue	$558,098	$456,866	$995,955	$863,846
Costs and expenses:
Land and housing	449,336	367,598	798,038	687,879
General and administrative	34,666	30,112	62,617	57,872
Selling	35,591	30,247	65,654	57,530
Acquisition and integration costs	—	—	1,700	—
Equity in loss (income) from joint venture arrangements	86	(110)	(224)	(127)
Interest	4,888	3,834	10,766	9,172
Total costs and expenses	524,567	431,681	938,551	812,326

Income before income taxes	33,531	25,185	57,404	51,520

Provision for income taxes	5,620	8,196	11,430	17,648

Net income	27,911	16,989	45,974	33,872

Preferred dividends	—	1,219	—	2,438

Net income available to common shareholders	$27,911	$15,770	$45,974	$31,434

Earnings per common share:
Basic	$0.98	$0.63	$1.62	$1.26
Diluted	$0.96	$0.55	$1.56	$1.09

Weighted average shares outstanding:
Basic	28,571	24,990	28,349	24,864
Diluted	29,101	30,619	29,818	30,471

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Six Months Ended June 30, 2018
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2017	27,856,752	$295	$306,483	$473,329	$(32,809)	$747,298
Net income	—	—	—	45,974	—	45,974
Common share issuance for conversion of convertible notes	628,515	6	20,303	—	—	20,309
Stock options exercised	24,220	—	(56)	—	482	426
Stock-based compensation expense	—	—	2,730	—	—	2,730
Deferral of executive and director compensation	—	—	184	—	—	184
Executive and director deferred compensation distributions	61,366	—	(2,174)	—	1,219	(955)
Balance at June 30, 2018	28,570,853	$301	$327,470	$519,303	$(31,108)	$815,966

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
OPERATING ACTIVITIES:
Net income	$45,974	$33,872
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income from joint venture arrangements	(224)	(127)
Mortgage loan originations	(519,802)	(468,832)
Proceeds from the sale of mortgage loans	584,700	535,256
Fair value adjustment of mortgage loans held for sale	(1,318)	(4,390)
Capitalization of originated mortgage servicing rights	(2,486)	(2,239)
Amortization of mortgage servicing rights	383	546
Depreciation	5,278	4,608
Amortization of debt discount and debt issue costs	1,443	1,712
Stock-based compensation expense	2,730	2,566
Deferred income tax expense	910	797
Change in assets and liabilities:
Inventory	(137,689)	(146,171)
Other assets	(4,166)	1,897
Accounts payable	13,730	9,860
Customer deposits	10,976	7,499
Accrued compensation	(15,467)	(13,415)
Other liabilities	(4,673)	(2,759)
Net cash used in operating activities	(19,701)	(39,320)

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,615)	(1,872)
Return of capital from joint venture arrangements	676	1,078
Acquisition	(100,960)	—
Investment in joint venture arrangements	(4,321)	(5,807)
Net proceeds from sale of mortgage servicing rights	5,111	7,558
Net cash (used in) provided by investing activities	(104,109)	957

FINANCING ACTIVITIES:
Repayment of convertible senior subordinated notes due 2018	(65,941)	—
Proceeds from bank borrowings - homebuilding operations	353,900	289,400
Repayment of bank borrowings - homebuilding operations	(172,100)	(191,700)
Net repayment of bank borrowings - financial services operations	(75,032)	(63,377)
Principal repayment of notes payable - other and community development district bond obligations	(1,214)	(2,752)
Dividends paid on preferred shares	—	(2,438)
Debt issue costs	(115)	(63)
Proceeds from exercise of stock options	426	4,792
Net cash provided by financing activities	39,924	33,862
Net decrease in cash, cash equivalents and restricted cash	(83,886)	(4,501)
Cash, cash equivalents and restricted cash balance at beginning of period	151,703	34,441
Cash, cash equivalents and restricted cash balance at end of period	$67,817	$29,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$9,643	$7,381
Income taxes	$10,176	$17,770

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(1,260)	$5,399
Consolidated inventory not owned	$(6,751)	$4,735
Distribution of single-family lots from joint venture arrangements	$10,641	$9,995
Common stock issued for conversion of convertible notes	$20,309	$—

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated joint ventures, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2017 Form 10-K and “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q, as the same may be updated from time to time in our subsequent filings with the SEC.

Significant Accounting Policies

We believe that there have been no significant changes to our significant accounting policies during the quarter ended June 30, 2018 as compared to those disclosed in our 2017 Form 10-K, other than the changes described below.
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

The following table presents our revenues disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018 (a)	2017	2018	2017

Midwest homebuilding	$226,902	$168,469	$385,522	$314,891
Southern homebuilding	237,582	178,780	427,970	328,145
Mid-Atlantic homebuilding	81,738	97,749	155,561	194,635
Financial services (b)	11,876	11,868	26,902	26,175
Total revenue	$558,098	$456,866	$995,955	$863,846

(a)	As noted above, prior period amounts have not been adjusted under the cumulative catch-up transition method.

(b)
Revenues include $0.2 million related to hedging gains for the three months ended June 30, 2018 and $2.0 million related to hedging losses for the three months ended June 30, 2017. Revenues include $3.2 million and $2.6 million related to hedging gains for the six months ended June 30, 2018 and 2017, respectively. Hedging gains (losses) do not represent revenues recognized from contracts with customers.

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018 (a)	2017	2018	2017

Housing	$545,034	$443,093	$963,458	$830,551
Land sales	1,188	1,905	5,595	7,120
Financial services (b)	11,876	11,868	26,902	26,175
Total revenue	$558,098	$456,866	$995,955	$863,846

(a)	As noted above, prior period amounts have not been adjusted under the cumulative catch-up transition method.

(b)
Revenues include $0.2 million related to hedging gains for the three months ended June 30, 2018 and $2.0 million related to hedging losses for the three months ended June 30, 2017. Revenues include $3.2 million and $2.6 million related to hedging gains for the six months ended June 30, 2018 and 2017, respectively. Hedging gains (losses) do not represent revenues recognized from contracts with customers.

Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. Because the purchase price allocation is subject to change within a measurement period of up to one year from the acquisition date pursuant to ASC 805, in connection with the Company’s acquisition of the homebuilding assets and operations of Pinnacle Homes in Detroit, Michigan, the Company recorded a provisional amount of goodwill of approximately $16.4 million as of June 30, 2018, which is included as Goodwill in our Unaudited Condensed Consolidated Balance Sheets. This provisional amount was based on the estimated fair values of the acquired assets and assumed liabilities at the date of the acquisition in accordance with ASC 350, Intangibles, Goodwill and Other (“ASC 350”). Please see Note 7 to our financial statements for further discussion.

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
We adopted the standard, and the subsequently issued standards mentioned above, on January 1, 2018 using the modified retrospective transition method, which includes a cumulative catch-up in retained earnings on the initial date of adoption for existing contracts (those that are not completed) as of, and new contracts after, January 1, 2018. The adoption did not have a material impact on our consolidated financial statements. The amount and timing of our housing and land revenue remained substantially unchanged, and we did not have significant changes to our business processes, systems, or internal controls as a result of adopting the standard. The Company has developed the additional expanded disclosures required (please see our Significant Accounting Policies section above); however, the adoption did not have a material impact on its consolidated results of operations, financial position and cash flows.
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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. The guidance is effective for fiscal years beginning after December 15, 2019. Early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the standard on January 1, 2018. The adoption of ASU 2017-04 did not have an impact on the Company’s consolidated financial statements and disclosures as it will perform its annual goodwill impairment analysis during the fourth quarter of 2018 (as no indicators for impairment existed at June 30, 2018).
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

A summary of the Company’s inventory as of June 30, 2018 and December 31, 2017 is as follows:

(In thousands)	June 30, 2018	December 31, 2017
Single-family lots, land and land development costs	$740,972	$687,260
Land held for sale	12,715	6,491
Homes under construction	757,478	579,051
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2018 - $13,711; December 31, 2017 - $12,715)	80,901	74,622
Community development district infrastructure	11,789	13,049
Land purchase deposits	33,820	32,556
Consolidated inventory not owned	14,793	21,545
Total inventory	$1,652,468	$1,414,574

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of June 30, 2018 and December 31, 2017, we had 1,272 homes (with a carrying value of $243.0 million) and 1,134 homes (with a carrying value of $242.7 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $11.8 million and $13.0 million liability related to these CDD bond obligations as of June 30, 2018 and December 31, 2017, respectively, along with the related inventory infrastructure.

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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Capitalized interest, beginning of period	$18,264	$16,008	$17,169	$16,012
Interest capitalized to inventory	7,191	5,300	13,150	9,062
Capitalized interest charged to land and housing costs and expenses	(6,203)	(4,843)	(11,067)	(8,609)
Capitalized interest, end of period	$19,252	$16,465	$19,252	$16,465

Interest incurred	$12,079	$9,134	$23,916	$18,234

NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During the six-month period ended June 30, 2018, we decreased our total investment in such joint venture arrangements by $6.7 million from $20.5 million at December 31, 2017 to $13.8 million at June 30, 2018, which was driven primarily by our increased lot distributions from unconsolidated joint ventures of $10.6 million, offset, in part, by our cash contributions to our unconsolidated joint ventures during the first half of 2018 of $4.3 million.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of June 30, 2018 is the amount invested of $13.8 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets, although we expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company’s ownership in these LLCs as of both June 30, 2018 and December 31, 2017 ranged from 25% to 97%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC.
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
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the Company’s 2017 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both June 30, 2018 and December 31, 2017, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The table below shows the notional amounts of our financial instruments at June 30, 2018 and December 31, 2017:

Description of Financial Instrument (in thousands)	June 30, 2018	December 31, 2017
Whole loan contracts and related committed IRLCs	$5,330	$2,182
Uncommitted IRLCs	123,897	50,746
FMBSs related to uncommitted IRLCs	126,000	53,000
Whole loan contracts and related mortgage loans held for sale	8,992	80,956
FMBSs related to mortgage loans held for sale	97,000	91,000
Mortgage loans held for sale covered by FMBSs	97,281	90,781

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at June 30, 2018 and December 31, 2017:

Description of Financial Instrument (in thousands)	Fair Value Measurements June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$108,000	$—	$108,000	$—
Forward sales of mortgage-backed securities	(783)	—	(783)	—
Interest rate lock commitments	1,104	—	1,104	—
Whole loan contracts	(122)	—	(122)	—
Total	$108,199	$—	$108,199	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$171,580	$—	$171,580	$—
Forward sales of mortgage-backed securities	177	—	177	—
Interest rate lock commitments	271	—	271	—
Whole loan contracts	12	—	12	—
Total	$172,040	$—	$172,040	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2018	2017	2018	2017
Mortgage loans held for sale	$642	$(484)	$1,317	$4,390
Forward sales of mortgage-backed securities	(658)	1,280	(960)	369
Interest rate lock commitments	138	(748)	843	94
Whole loan contracts	(61)	305	(144)	71
Total gain recognized	$61	$353	$1,056	$4,924

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	June 30, 2018		June 30, 2018
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$783
Interest rate lock commitments	Other assets	1,104	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	122
Total fair value measurements		$1,104		$905

	Asset Derivatives		Liability Derivatives
	December 31, 2017		December 31, 2017
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$177	Other liabilities	$—
Interest rate lock commitments	Other assets	271	Other liabilities	—
Whole loan contracts	Other assets	12	Other liabilities	—
Total fair value measurements		$460		$—
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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and six months ended June 30, 2018 and 2017, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. Please see Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the Company’s 2017 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and six months ended June 30, 2018 and 2017, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

	June 30, 2018		December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$67,817	$67,817	$151,703	$151,703
Mortgage loans held for sale	108,000	108,000	171,580	171,580
Split dollar life insurance policies	209	209	209	209
Commitments to extend real estate loans	1,104	1,104	271	271
Whole loan contracts for committed IRLCs and mortgage loans held for sale	—	—	12	12
Forward sales of mortgage-backed securities	—	—	177	177
Liabilities:
Notes payable - homebuilding operations	181,800	181,800	—	—
Notes payable - financial services operations	93,163	93,163	168,195	168,195
Notes payable - other	9,362	8,504	10,576	9,437
Convertible senior subordinated notes due 2018 (a)	—	—	86,250	93,581
Senior notes due 2021 (a)	300,000	308,250	300,000	310,875
Senior notes due 2025 (a)	250,000	233,125	250,000	252,500
Whole loan contracts for committed IRLCs and mortgage loans held for sale	122	122	—	—
Forward sales of mortgage-backed securities	783	783	—	—
Off-Balance Sheet Financial Instruments:
Letters of credit	—	955	—	1,083

(a)
Our senior notes and convertible senior subordinated notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at June 30, 2018 and December 31, 2017:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Whole loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Convertible Senior Subordinated Notes due 2018, Senior Notes due 2021 and Senior Notes due 2025. The fair value of these financial instruments was determined based upon market quotes at June 30, 2018 and December 31, 2017. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policy and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended June 30, 2018 under the Company’s $500 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the one-month LIBOR rate plus a margin of 250 basis points, and thus the carrying value is a reasonable estimate of fair value. Please see Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC (“M/I Financial”) is a party to two credit agreements: (1) a $125 million secured mortgage warehousing agreement (which increases to $160 million during certain periods), as amended and restated on June 24, 2016 and further amended on June 22, 2018 (the “MIF Mortgage Warehousing Agreement”); and (2) a $35 million mortgage repurchase agreement, as amended and restated on October 30, 2017 (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the second quarter of 2018 fluctuated with LIBOR. Please see Note 8 to our financial statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.

Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
Letters of Credit. Letters of credit of $49.8 million and $49.7 million represent potential commitments at June 30, 2018 and December 31, 2017, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $60.6 million and $46.8 million were covered under these guarantees as of June 30, 2018 and December 31, 2017, respectively.  The increase in loans covered by these guarantees from December 31, 2017 is a result of a change in the mix of investors and their related purchase terms.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at June 30, 2018, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $0.6 million and $1.2 million at June 30, 2018 and December 31, 2017, respectively.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of both June 30, 2018 and December 31, 2017, the total of all loans indemnified to third party insurers relating to the above agreements was $1.3 million. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company recorded a liability relating to the guarantees described above totaling $0.6 million and $0.8 million at June 30, 2018 and December 31, 2017, respectively, which is management’s best estimate of the Company’s liability.
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
A summary of warranty activity for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Warranty reserves, beginning of period	$24,301	$24,980	$26,133	$27,732
Warranty expense on homes delivered during the period	3,299	2,783	5,842	5,212
Changes in estimates for pre-existing warranties	557	332	465	1,062
Charges related to stucco-related claims (a)	—	8,500	—	8,500
Settlements made during the period	(4,878)	(6,292)	(9,161)	(12,203)
Warranty reserves, end of period	$23,279	$30,303	$23,279	$30,303

(a)	Estimated stucco-related repair costs, as described below, have been included in warranty accruals.
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
We did not record any additional warranty charges for stucco-related repair costs during the second quarter of 2018 or the six months ended June 30, 2018. The remaining reserve for both known repair costs and an estimate of future costs of stucco-related repairs at June 30, 2018 included within our warranty reserve was $6.5 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of June 30, 2018.
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
We also are continuing to investigate the extent to which we may be able to recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of June 30, 2018, we are unable to estimate an amount, if any, that we believe is probable to be recovered from these sources and, accordingly, we have not recorded a receivable for estimated recoveries nor included an estimated amount of recoveries in determining our warranty reserves.

Performance Bonds and Letters of Credit

At June 30, 2018, the Company had outstanding approximately $198.2 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2024. Included in this total are: (1) $140.8 million of performance and maintenance bonds and $42.5 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $7.3 million of financial letters of credit, of which $7.3 million represent deposits on land and lot purchase agreements; and (3) $7.6 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At June 30, 2018, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $640.8 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.

Legal Matters

In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At both June 30, 2018 and December 31, 2017, we had $0.4 million reserved for legal expenses.
NOTE 7. Acquisition and Goodwill
Acquisition
In March 2018, we entered the Detroit, Michigan market through the acquisition of the homebuilding assets and operations of Pinnacle Homes. The purchase price was $101.0 million. The results of Pinnacle Homes operations have been included in our financial statements since March 1, 2018, the effective date of the acquisition. As a result of the transaction, we recorded a provisional $16.4 million of goodwill (all of which is tax deductible) which relates to expected synergies from establishing a market presence in Detroit, the experience and knowledge of the acquired workforce and the capital-efficient operating structure of the business acquired. The remaining basis of $84.6 million is almost entirely comprised of the fair value of the acquired inventory with an insignificant amount attributable to other assets and liabilities. In accordance with ASC 805-10, Business Combinations (“ASC 805”), we will update such balances, if necessary, upon further verification of the fair values on certain other assets, more relevant history on profitability of backlog, and further understanding of the cost to complete activities, if any, on purchased communities.

Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. Because the purchase price allocation is subject to change within a measurement period of up to one year from the acquisition date pursuant to ASC 805, in connection with the Company’s acquisition of the homebuilding assets and operations of Pinnacle Homes in Detroit, Michigan described above, the Company recorded a provisional amount of goodwill of approximately $16.4 million as of June 30, 2018, which is included as Goodwill in our Unaudited Condensed Consolidated Balance Sheets. This provisional amount was based on the estimated fair values of the acquired assets and liabilities at the date of the acquisition in accordance with ASC 350, Intangibles, Goodwill and Other (“ASC 350”).

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. As of June 30, 2018, there were no indicators that our goodwill was impaired.

NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides an aggregate commitment amount of $500 million, including a $125 million sub-facility for letters of credit. During the second quarter of 2018, the Company exercised an accordion feature provided for within the Credit Facility, which increased the total revolving commitment under the Credit Facility from $475 million to $500 million by obtaining a commitment from an additional lender of $25 million. The Credit Facility expires on July 18, 2021. Interest on amounts borrowed under the Credit Facility was payable at a rate which is adjusted daily and is equal to the sum of the one-month LIBOR rate plus a margin of 250 basis points. The margin is subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio. The Credit Facility also contains certain financial covenants. At June 30, 2018, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $622.9 million of availability for additional senior debt at June 30, 2018. As a result, the full $500 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At June 30, 2018, there were $181.8 million of borrowings outstanding and $49.6 million of letters of credit outstanding, leaving net remaining borrowing availability of $268.6 million.
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
As of June 30, 2018, the Company was a party to a secured credit facility agreement for the issuance of letters of credit (the “Letter of Credit Facility”), with a maturity date of September 30, 2018 which allows for the issuance of letters of credit up to a total of $1.0 million. At June 30, 2018 and December 31, 2017, there was $0.2 million and $0.6 million, respectively, of outstanding letters of credit in aggregate under the Letter of Credit Facility, which were collateralized with $0.2 million and $0.6 million, respectively, of the Company’s cash. In connection with the acquisition of Pinnacle Homes in March 2018, the Company assumed the obligation for $6.6 million of outstanding letters of credit under a separate facility, which was collateralized with $6.6 million of restricted cash. During the second quarter of 2018, the Company terminated this separate letter of credit facility and the outstanding letters of credit under the facility were transferred to the Credit Facility, resulting in the release of approximately $6.6 million of restricted cash which collateralized the separate facility.
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $125 million. In June 2018, the Company entered into an amendment to the MIF Mortgage Warehousing Agreement, which, among other things, extended the expiration date to June 21, 2019 and adjusted the interest rate to a per annum rate equal to the greater of (1) the floating LIBOR rate plus a spread of 200 basis points and (2) 2.75%. The spread over floating LIBOR had previously been 237.5 basis points. The amendment also allows the maximum borrowing availability to be increased to $160 million during certain periods of expected increases in the volume of mortgage originations, specifically from September 25, 2018 to October 15, 2018 and from November 15, 2018 to February 4, 2019. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At June 30, 2018, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $35 million which increased to $50 million from November 15, 2017 through February 1, 2018 (a period during which we typically experience higher mortgage origination volume). The MIF Mortgage Repurchase Facility expires on October 29, 2018. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At June 30, 2018, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At June 30, 2018 and December 31, 2017, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $160.0 million and $200.0 million, respectively. At June 30, 2018 and December 31, 2017, M/I Financial had $93.2 million and $168.2 million outstanding on a combined basis under its credit facilities, respectively.
Senior Notes
As of both June 30, 2018 and December 31, 2017, we had $250.0 million of our 2025 Senior Notes outstanding. The 2025 Senior Notes bear interest at a rate of 5.625% per year, payable semiannually in arrears on February 1 and August 1 of each year (commencing on February 1, 2018), and mature on August 1, 2025. We may redeem all or any portion of the 2025 Senior Notes on or after August 1, 2020 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 104.219% of the principal amount outstanding, but will decline to 102.813% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2021, will further decline to 101.406% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2022 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after August 1, 2023, but prior to maturity.
As of both June 30, 2018 and December 31, 2017, we had $300.0 million of our 2021 Senior Notes outstanding. The 2021 Senior Notes bear interest at a rate of 6.75% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2021. As of January 15, 2018, we may redeem all or any portion of the 2021 Senior Notes at 103.375% of the principal amount outstanding. This rate declines to 101.688% of the principal amount outstanding if redeemed during the 12-month period beginning on January 15, 2019, and will further decline to 100.000% of the principal amount outstanding if redeemed on or after January 15, 2020, but prior to maturity.
The 2025 Senior Notes and the 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes. As of June 30, 2018, the Company was in compliance with all terms, conditions, and covenants under the indentures.
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
The indenture governing our 2025 Senior Notes and the indenture governing the 2021 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures. In each case, the “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The restricted payments basket was $214.0 million and $176.1 million at June 30, 2018 and December 31, 2017, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors.
Convertible Senior Subordinated Notes
On March 1, 2013, the Company issued $86.3 million in aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”). The 2018 Convertible Senior Subordinated Notes were scheduled to mature on March 1, 2018 and the deadline for holders to convert the 2018 Convertible Senior Subordinated Notes was February 27, 2018. As a result of conversion elections made by holders of the 2018 Convertible Senior Subordinated Notes, (1) approximately $20.3 million in aggregate principal amount of the 2018 Convertible Senior Subordinated Notes were converted and settled through the issuance of approximately 0.629 million of our common shares (at a conversion price per common share of $32.31) and (2) the Company repaid in cash approximately $65.9 million in aggregate principal amount of the 2018 Convertible Senior Subordinated Notes at maturity. In accordance with the indenture governing the 2018 Convertible Senior Subordinated Notes, the Company paid interest on the 2018 Convertible Senior Subordinated Notes to, but excluding, March 1, 2018. On December 31, 2017, we had $86.3 million of our 2018 Convertible Senior Subordinated Notes outstanding.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $9.4 million and $10.6 million as of June 30, 2018 and December 31, 2017, respectively.  The balance is made up of notes payable acquired in the normal course of business.
NOTE 9. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
NUMERATOR
Net income	$27,911	$16,989	$45,974	$33,872
Preferred stock dividends (a)	—	(1,219)	—	(2,438)
Net income available to common shareholders	27,911	15,770	45,974	31,434
Interest on 3.25% convertible senior subordinated notes due 2017 (b)	—	391	—	782
Interest on 3.00% convertible senior subordinated notes due 2018 (c)	—	527	409	1,055
Diluted income available to common shareholders	$27,911	$16,688	$46,383	$33,271
DENOMINATOR
Basic weighted average shares outstanding	28,571	24,990	28,349	24,864
Effect of dilutive securities:
Stock option awards	353	335	409	330
Deferred compensation awards	177	209	194	192
3.25% convertible senior subordinated notes due 2017 (b)	—	2,416	—	2,416
3.00% convertible senior subordinated notes due 2018 (c)	—	2,669	866	2,669
Diluted weighted average shares outstanding - adjusted for assumed conversions	29,101	30,619	29,818	30,471
Earnings per common share:
Basic	$0.98	$0.63	$1.62	$1.26
Diluted	$0.96	$0.55	$1.56	$1.09
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	434	—	326	47

(a)
The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share of the Company (the “Series A Preferred Shares”), or 4,000 Series A Preferred Shares in the aggregate.  On April 10, 2013, the Company redeemed 2,000 of its Series A Preferred Shares (and the 2,000,000 related depositary shares) for an aggregate redemption price of approximately $50.4 million in cash. On October 16, 2017, the Company redeemed the remaining 2,000 outstanding Series A Preferred Shares (and the 2,000,000 related depositary shares) for an aggregate redemption price of approximately $50.4 million in cash. The Company declared and paid a quarterly cash dividend of $609.375 per share on its then outstanding Series A Preferred Shares in both the first and second quarter of 2017, for an aggregate dividend payment on the Series A Preferred Shares of $1.2 million and $2.4 million in the three and six months ended June 30, 2017, respectively.

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

For the six months ended June 30, 2018 and the three and six months ended June 30, 2017, the effect of our convertible debt then outstanding was included in the diluted earnings per share calculations.

NOTE 10. Income Taxes
During the three and six months ended June 30, 2018, the Company recorded a tax provision of $5.6 million and $11.4 million, respectively, which reflects income tax expense related to the periods’ income before income taxes. The effective tax rate for the three and six months ended June 30, 2018 was 16.8% and 19.9%, respectively. Our 2018 tax rates for these periods primarily reflect the lower corporate tax rate of 21% as a result of the Tax Act when compared to 2017 federal rates. In addition, during the three and six months ended June 30, 2018, we recorded a $3.0 million tax benefit primarily related to the retroactive reinstatement of energy efficient homes tax credits to 2017 for which we obtained certifications in 2018. The Company is still analyzing certain aspects of the Tax Act and expects the final impact to be determined in conjunction with its tax return filings in the fourth quarter of 2018. During the three and six months ended June 30, 2017, the Company recorded a tax provision of $8.2 million and $17.6 million, which reflects income tax expense related to the periods’ income before income taxes. The effective tax rate for the three and six months ended June 30, 2017 was 32.5% and 34.3%, respectively, which included the former 35% corporate tax rate and tax expense related to the expected tax benefits for the domestic production activities deduction.
The Company had $4.0 million of state NOL carryforwards, net of the federal benefit, at June 30, 2018. Our state NOLs may be carried forward from one to 15 years, depending on the tax jurisdiction, with $1.2 million expiring between 2022 and 2027 and $2.8 million expiring between 2028 and 2032, absent sufficient state taxable income.
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
San Antonio, Texas

The following table shows, by segment: revenue, operating income and interest expense for the three and six months ended June 30, 2018 and 2017, as well as the Company’s income before income taxes for such periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Revenue:
Midwest homebuilding	$226,902	$168,469	$385,522	$314,891
Southern homebuilding	237,582	178,780	427,970	328,145
Mid-Atlantic homebuilding	81,738	97,749	155,561	194,635
Financial services (a)	11,876	11,868	26,902	26,175
Total revenue	$558,098	$456,866	$995,955	$863,846

Operating income:
Midwest homebuilding (b)	$18,981	$17,984	$31,198	$32,843
Southern homebuilding (c)	19,370	4,709	34,220	13,421
Mid-Atlantic homebuilding	5,106	9,588	7,698	16,841
Financial services (a)	5,938	6,860	15,478	16,090
Less: Corporate selling, general and administrative expense	(10,890)	(10,232)	(18,948)	(18,630)
Total operating income (b) (c)	$38,505	$28,909	$69,646	$60,565

Interest expense:
Midwest homebuilding	$1,812	$863	$3,878	$2,240
Southern homebuilding	1,908	1,791	4,195	4,168
Mid-Atlantic homebuilding	473	515	1,229	1,431
Financial services (a)	695	665	1,464	1,333
Total interest expense	$4,888	$3,834	$10,766	$9,172

Equity in loss (income) from joint venture arrangements	86	(110)	(224)	(127)
Acquisition and integration costs (d)	—	—	1,700	—

Income before income taxes	$33,531	$25,185	$57,404	$51,520

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

(b)
Includes $3.0 million and $3.9 million of charges related to purchase accounting adjustments taken during the three and six months ended June 30, 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
Includes an $8.5 million charge for stucco-related repair costs in certain of our Florida communities taken during both the three and six months ended June 30, 2017 (as more fully discussed in Note 6 to our financial statements).

(d)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our recent acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

The following tables show total assets by segment at June 30, 2018 and December 31, 2017:

	June 30, 2018
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$5,933	$20,724		$7,163	$—	$33,820
Inventory (a)	657,154	697,404		264,090	—	1,618,648
Investments in joint venture arrangements	342	5,088		8,323	—	13,753
Other assets	26,288	36,977	(b)	16,440	224,614	304,319
Total assets	$689,717	$760,193		$296,016	$224,614	$1,970,540

	December 31, 2017
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,933	$20,719		$6,904	$—	$32,556
Inventory (a)	500,671	636,019		245,328	—	1,382,018
Investments in joint venture arrangements	4,410	9,677		6,438	—	20,525
Other assets	13,573	38,784	(b)	13,311	364,004	429,672
Total assets	$523,587	$705,199		$271,981	$364,004	$1,864,771

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
The following condensed consolidating financial information includes balance sheets, statements of income and cash flow information for M/I Homes, Inc. (the parent company and the issuer of the aforementioned guaranteed notes), the Guarantor Subsidiaries, collectively, and for all other subsidiaries and joint ventures of the Company (the “Unrestricted Subsidiaries”), collectively. Each Guarantor Subsidiary is a direct or indirect 100%-owned subsidiary of M/I Homes, Inc. and has fully and unconditionally guaranteed the (1) 2025 Senior Notes on a joint and several senior unsecured basis and (2) 2021 Senior Notes on a joint and several senior unsecured basis.
There are no significant restrictions on the parent company’s ability to obtain funds from its Guarantor Subsidiaries in the form of a dividend, loan, or other means.
As of June 30, 2018, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$546,222	$11,876	$—	$558,098
Costs and expenses:
Land and housing	—	449,336	—	—	449,336
General and administrative	—	28,570	6,096	—	34,666
Selling	—	35,591	—	—	35,591
Equity in loss from joint venture arrangements	—	—	86	—	86
Interest	—	4,193	695	—	4,888
Total costs and expenses	—	517,690	6,877	—	524,567

Income before income taxes	—	28,532	4,999	—	33,531

Provision for income taxes	—	4,552	1,068	—	5,620

Equity in subsidiaries	27,911	—	—	(27,911)	—

Net income	$27,911	$23,980	$3,931	$(27,911)	$27,911

	Three Months Ended June 30, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$444,998	$11,868	$—	$456,866
Costs and expenses:
Land and housing	—	367,598	—	—	367,598
General and administrative	—	24,915	5,197	—	30,112
Selling	—	30,247	—	—	30,247
Equity in income from joint venture arrangements	—	—	(110)	—	(110)
Interest	—	3,169	665	—	3,834
Total costs and expenses	—	425,929	5,752	—	431,681

Income before income taxes	—	19,069	6,116	—	25,185

Provision for income taxes	—	6,246	1,950	—	8,196

Equity in subsidiaries	16,989	—	—	(16,989)	—

Net income	16,989	12,823	4,166	(16,989)	16,989

Preferred dividends	1,219	—	—	—	1,219

Net income available to common shareholders	$15,770	$12,823	$4,166	$(16,989)	$15,770

	Six Months Ended June 30, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$969,053	$26,902	$—	$995,955
Costs and expenses:
Land and housing	—	798,038	—	—	798,038
General and administrative	—	50,741	11,876	—	62,617
Selling	—	65,654	—	—	65,654
Acquisition and integration costs	—	1,700	—	—	1,700
Equity in income from joint venture arrangements	—	—	(224)	—	(224)
Interest	—	9,301	1,465	—	10,766
Total costs and expenses	—	925,434	13,117	—	938,551

Income before income taxes	—	43,619	13,785	—	57,404

Provision for income taxes	—	8,458	2,972	—	11,430

Equity in subsidiaries	45,974	—	—	(45,974)	—

Net income	$45,974	$35,161	$10,813	$(45,974)	$45,974

	Six Months Ended June 30, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$837,671	$26,175	$—	$863,846
Costs and expenses:
Land and housing	—	687,879	—	—	687,879
General and administrative	—	47,375	10,497	—	57,872
Selling	—	57,530	—	—	57,530
Equity in income from joint venture arrangements	—	—	(127)	—	(127)
Interest	—	7,839	1,333	—	9,172
Total costs and expenses	—	800,623	11,703	—	812,326

Income before income taxes	—	37,048	14,472	—	51,520

Provision for income taxes	—	12,735	4,913	—	17,648

Equity in subsidiaries	33,872	—	—	(33,872)	—

Net income	33,872	24,313	9,559	(33,872)	33,872

Preferred dividends	2,438	—	—	—	2,438

Net income available to common shareholders	$31,434	$24,313	$9,559	$(33,872)	$31,434

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$50,673	$17,144	$—	$67,817
Mortgage loans held for sale	—	—	108,000	—	108,000
Inventory	—	1,652,468	—	—	1,652,468
Property and equipment - net	—	27,879	1,006	—	28,885
Investment in joint venture arrangements	—	11,541	2,212	—	13,753
Deferred income tax asset	—	17,528	—	—	17,528
Investment in subsidiaries	762,731	—	—	(762,731)	—
Intercompany assets	594,094	—	—	(594,094)	—
Goodwill	—	16,400	—	—	16,400
Other assets	2,784	53,935	8,970	—	65,689
TOTAL ASSETS	$1,359,609	$1,830,424	$137,332	$(1,356,825)	$1,970,540

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$140,663	$828	$—	$141,491
Customer deposits	—	41,510	—	—	41,510
Intercompany liabilities	—	590,943	3,151	(594,094)	—
Other liabilities	—	111,585	5,437	—	117,022
Community development district obligations	—	11,789	—	—	11,789
Obligation for consolidated inventory not owned	—	14,794	—	—	14,794
Notes payable bank - homebuilding operations	—	181,800	—	—	181,800
Notes payable bank - financial services operations	—	—	93,163	—	93,163
Notes payable - other	—	9,362	—	—	9,362
Senior notes due 2021 - net	297,332	—	—	—	297,332
Senior notes due 2025 - net	246,311	—	—	—	246,311
TOTAL LIABILITIES	543,643	1,102,446	102,579	(594,094)	1,154,574

SHAREHOLDERS’ EQUITY	815,966	727,978	34,753	(762,731)	815,966

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,359,609	$1,830,424	$137,332	$(1,356,825)	$1,970,540

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$131,522	$20,181	$—	$151,703
Mortgage loans held for sale	—	—	171,580	—	171,580
Inventory	—	1,414,574	—	—	1,414,574
Property and equipment - net	—	25,815	1,001	—	26,816
Investment in joint venture arrangements	—	13,930	6,595	—	20,525
Deferred income tax asset	—	18,438	—	—	18,438
Investment in subsidiaries	722,508	—	—	(722,508)	—
Intercompany assets	650,599	—	—	(650,599)	—
Other assets	3,154	48,430	9,551	—	61,135
TOTAL ASSETS	$1,376,261	$1,652,709	$208,908	$(1,373,107)	$1,864,771

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$116,773	$460	$—	$117,233
Customer deposits	—	26,378	—	—	26,378
Intercompany liabilities	—	645,048	5,551	(650,599)	—
Other liabilities	—	126,522	5,012	—	131,534
Community development district obligations	—	13,049	—	—	13,049
Obligation for consolidated inventory not owned	—	21,545	—	—	21,545
Notes payable bank - financial services operations	—	—	168,195	—	168,195
Notes payable - other	—	10,576	—	—	10,576
Convertible senior subordinated notes due 2018 - net	86,132	—	—	—	86,132
Senior notes due 2021 - net	296,780	—	—	—	296,780
Senior notes due 2025 - net	246,051	—	—	—	246,051
TOTAL LIABILITIES	628,963	959,891	179,218	(650,599)	1,117,473

SHAREHOLDERS’ EQUITY	747,298	692,818	29,690	(722,508)	747,298

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,376,261	$1,652,709	$208,908	$(1,373,107)	$1,864,771

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$5,750	$(95,387)	$75,686	$(5,750)	$(19,701)

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(4,449)	(166)	—	(4,615)
Acquisition	—	(100,960)	—	—	(100,960)
Intercompany investing	(6,176)	—	—	6,176	—
Investments in and advances to joint venture arrangements	—	(3,485)	(836)	—	(4,321)
Return of capital from unconsolidated joint ventures	—	—	676	—	676
Net proceeds from the sale of mortgage servicing rights	—	—	5,111	—	5,111
Net cash (used in) provided by investing activities	(6,176)	(108,894)	4,785	6,176	(104,109)

FINANCING ACTIVITIES:
Repayment of convertible senior subordinated notes due 2018	—	(65,941)	—	—	(65,941)
Proceeds from bank borrowings - homebuilding operations	—	353,900	—	—	353,900
Principal repayments of bank borrowings - homebuilding operations	—	(172,100)	—	—	(172,100)
Net repayments of bank borrowings - financial services operations	—	—	(75,032)	—	(75,032)
Principal repayment of notes payable - other and CDD bond obligations	—	(1,214)	—	—	(1,214)
Proceeds from exercise of stock options	426	—	—	—	426
Intercompany financing	—	8,862	(2,686)	(6,176)	—
Dividends paid	—	—	(5,750)	5,750	—
Debt issue costs	—	(75)	(40)	—	(115)
Net cash provided by (used in) financing activities	426	123,432	(83,508)	(426)	39,924

Net decrease in cash, cash equivalents and restricted cash	—	(80,849)	(3,037)	—	(83,886)
Cash, cash equivalents and restricted cash balance at beginning of period	—	131,522	20,181	—	151,703
Cash, cash equivalents and restricted cash balance at end of period	$—	$50,673	$17,144	$—	$67,817

	Six Months Ended June 30, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$5,500	$(120,894)	$81,574	$(5,500)	$(39,320)

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,785)	(87)	—	(1,872)
Intercompany Investing	(7,854)	—	—	7,854	—
Investments in and advances to joint venture arrangements	—	(2,128)	(3,679)	—	(5,807)
Return of capital from unconsolidated joint ventures	—	—	1,078	—	1,078
Net proceeds from the sale of mortgage servicing rights	—	—	7,558	—	7,558
Net cash (used in) provided by investing activities	(7,854)	(3,913)	4,870	7,854	957

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	289,400	—	—	289,400
Principal repayments of bank borrowings - homebuilding operations	—	(191,700)	—	—	(191,700)
Net repayments of bank borrowings - financial services operations	—	—	(63,377)	—	(63,377)
Proceeds from notes payable - other and CDD bond obligations	—	(2,752)	—	—	(2,752)
Intercompany financing	—	15,027	(7,173)	(7,854)	—
Dividends paid	(2,438)	—	(5,500)	5,500	(2,438)
Debt issue costs	—	—	(63)	—	(63)
Proceeds from exercise of stock options	4,792	—	—	—	4,792
Net cash provided by (used in) financing activities	2,354	109,975	(76,113)	(2,354)	33,862

Net (decrease) increase in cash, cash equivalents and restricted cash	—	(14,832)	10,331	—	(4,501)
Cash, cash equivalents and restricted cash balance at beginning of period	—	20,927	13,514	—	34,441
Cash, cash equivalents and restricted cash balance at end of period	$—	$6,095	$23,845	$—	$29,940

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 109,000 homes since we commenced homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)). In addition, the Hans Hagen brand is used in older communities in our Minneapolis/St. Paul, Minnesota market, and, following our recent acquisition of the assets and operations of Pinnacle Homes, a privately-held homebuilder in the Detroit, Michigan market (“Pinnacle Homes”), in March 2018, the Pinnacle Homes brand is used in that market in connection with the sale of homes in communities in existence on the date of the acquisition. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended June 30, 2018 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K, other than the changes described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2018 and in Note 1 (Basis of Presentation) to our financial statements of this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
The Company’s chief operating decision makers evaluate the Company’s performance at various levels, including: (1) the results of our 16 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding reportable segments; and (3) our consolidated financial results.
In accordance with ASC 280, Segment Reporting (“ASC 280”), we have identified each homebuilding division as an operating segment as each homebuilding division engages in business activities from which it earns revenue, primarily from the sale and construction of single-family attached and detached homes, acquisition and development of land, and the occasional sale of lots to third parties. Our financial services operations generate revenue primarily from the origination, sale and servicing of mortgage loans and title services primarily for purchasers of the Company’s homes and are included in our financial services reportable segment. Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating segments by centralizing key administrative functions such as accounting, finance, treasury, information technology, insurance and risk management, legal, marketing and human resources.
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
San Antonio, Texas

Overview
For both the second quarter and first half of 2018, we achieved record levels of new contracts, homes delivered and revenue. Our complementary financial services business also achieved record revenue in the second quarter and a record number of loans originated in both the second quarter and first half of 2018. The housing market continued to be relatively strong (despite recent increases in interest rates) and was supported by consumer confidence and growth in employment. The low unemployment rate and related labor shortage are driving wage growth which has added to our construction costs but also has expanded our customer base. These economic conditions, along with a constrained supply of both new and existing homes, have improved housing demand across most of our markets when compared to the same period in 2017. The improving housing demand, together with the continued execution of our strategic business initiatives, enabled us to achieve the following improved results in comparison to the second quarter and first half of 2017:

•	New contracts increased 17% to 1,631 and 18% to 3,370, respectively

•	Homes delivered increased 16% to 1,409 homes and 13% to 2,531 homes, respectively

•	Average sales price of homes delivered increased 6% to $387,000 and 3% to $381,000, respectively

•	Number of homes in backlog at June 30, 2018 increased 23% to 2,966

•	Total sales value in backlog increased 29% to $1.2 billion - an all-time record for the Company

•	Average sales price of homes in backlog increased 5% to $396,000

•	Revenue increased 22% to $558.1 million and 15% to $996.0 million, respectively

•	Number of active communities at June 30, 2018 increased 12% to 209 - an all-time record for the Company
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
Income before income taxes for the second quarter of 2018 increased 33% from $25.2 million in the second quarter of 2017 to $33.5 million in the second quarter of 2018. Income before income taxes for the second quarter of 2018 was unfavorably impacted by $3.0 million of charges for the amortization of inventory profit write-up related to purchase accounting adjustments on Detroit homes that were delivered during the second quarter of 2018 incurred as a result of our acquisition of Pinnacle Homes in March 2018. Income before income taxes for the second quarter of 2017 was unfavorably impacted by an $8.5 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6 to our financial statements). Excluding the purchase accounting adjustments for the quarter ended June 30, 2018 and the stucco-related charge for the quarter ended June 30, 2017, adjusted income before income taxes increased 8% from $33.7 million in the second quarter of 2017 to $36.5 million in the second quarter of 2018. For the six months ended June 30, 2018, income before income taxes increased 11% from $51.5 million for the first half of 2017 to $57.4 million for the first half of 2018. Income before income taxes for the six months ended June 30, 2018 was unfavorably impacted by $3.9 million of purchase accounting adjustments and $1.7 million of acquisition and integration costs, both incurred as a result of our acquisition of Pinnacle Homes. Income before income taxes for the six months ended June 30, 2017 was unfavorably impacted by an $8.5 million charge for stucco-related repair costs in certain of our Florida communities. Excluding these acquisition-related charges for the first half of 2018 and the stucco-related charge for the first half of 2017, adjusted income before income taxes increased 5% from $60.0 million in 2017's first half to $63.0 million in 2018's first half.
We achieved net income available to common shareholders of $27.9 million, or $0.96 per diluted share, in 2018's second quarter, which includes a $3.0 million pre-tax charge for purchase accounting adjustments as discussed above. This compares to net income available to common shareholders of $15.8 million, or $0.55 per diluted share, in 2017's second quarter, which included an $8.5 million pre-tax charge for stucco-related repair costs as discussed above. Exclusive of the purchase accounting adjustments in the second quarter of 2018 and the charge for stucco-related repair costs in the second quarter of 2017, our adjusted net income available to common shareholders increased $8.9 million to $30.1 million in the second quarter of 2018 compared to prior year. In the first half of 2018, we achieved net income available to common shareholders of $46.0 million, or $1.56 per diluted share, which includes a $3.9 million pre-tax charge for purchase accounting adjustments and a $1.7 million pre-tax charge for acquisition and integration costs as discussed above. This compares to net income available to common shareholders of $31.4 million, or $1.09 per diluted share, in the first half of 2017, which included an $8.5 million pre-tax charge for stucco-related repair costs as discussed above. Exclusive of these acquisition-related charges in the first half of 2018 and the stucco-related charge in the first half of 2017, our adjusted net income available to common shareholders increased $13.2 million to $50.1 million in the first half of 2018 compared to prior year.

During the quarter ended June 30, 2018, we recorded record second quarter total revenue of $558.1 million, of which $545.0 million was from homes delivered, $1.2 million was from land sales and $11.9 million was from our financial services operations. Revenue from homes delivered increased 23% in 2018's second quarter compared to the same period in 2017 driven primarily by a 16% increase in the number of homes delivered (198 units) and a 6% increase in the average sales price of homes delivered ($21,000 per home delivered). Revenue from land sales decreased $0.7 million from the second quarter of 2017 primarily due to fewer land sales in our Mid-Atlantic region in 2018's second quarter compared to the prior year. During the first half of 2018, we recorded record first half total revenue of $996.0 million, of which $963.5 million was from homes delivered, $5.6 million was from land sales and $26.9 million was from our financial services operations. Revenue from homes delivered increased 16% during the first half of 2018 compared to the same period in 2017 driven primarily by a 13% increase in the number of homes delivered (282 units) and a 3% increase in the average sales price of homes delivered ($12,000 per home delivered). Revenue from land sales decreased $1.5 million during 2018's first half primarily due to fewer land sales in our Southern region in the current year period compared to the prior year. Revenue from our financial services segment remained flat at $11.9 million in the quarter ended June 30, 2018 (impacted by lower margins on loans sold as a result of increased competitive pressure), and increased 3% to $26.9 million in the six months ended June 30, 2018 compared to the same period in 2017. The increase for the six months ended June 30, 2018 was a result of an increase in the number of loan originations, an increase in the average loan amount, the sale of a portion of the servicing portfolio during the first quarter of 2018, and a higher volume of loans sold, partially offset by lower margins on loans sold during the period than we experienced in prior year’s first half.
Total gross margin (total revenue less total land and housing costs) increased $19.5 million in the second quarter of 2018 compared to the second quarter of 2017 as a result of improvement in the gross margin of our homebuilding operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $19.5 million as a result of the 16% increase in the number of homes delivered and the 6% increase in the average sales price of homes delivered. Our housing gross margin percentage improved 40 basis points from 17.4% in prior year's second quarter to 17.8% in 2018's second quarter. Exclusive of the $3.0 million charge for purchase accounting adjustments taken in the second quarter of 2018 and the $8.5 million charge for stucco-related repair costs taken during the second quarter of 2017 discussed above, our adjusted housing gross margin percentage declined 110 basis points from 19.4% in prior year’s second quarter to 18.3% in 2018's second quarter, primarily as a result of higher construction and lot costs when compared to the same period in 2017 as well as the mix of homes delivered during the period compared to prior year. Our gross margin on land sales (land sale gross margin) and the gross margin of our financial services operations both remained flat in the second quarter of 2018 compared to the second quarter of 2017. Total gross margin increased $22.0 million for the six months ended June 30, 2018 compared to the first half of 2017 as a result of a $21.3 million improvement in the gross margin of our homebuilding operations and a $0.7 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin for the first half of 2018, our housing gross margin improved $21.3 million as a result of the 13% increase in the number of homes delivered and the 3% increase in the average sales price of homes delivered. Our housing gross margin percentage declined 30 basis points from 18.0% in the first half of 2017 to 17.7% in the first half of 2018. Exclusive of the $3.9 million charge for purchase accounting adjustments taken during the first half of 2018 and the $8.5 million charge for stucco-related repair costs taken during the first half of 2017 discussed above, our adjusted housing gross margin percentage declined 90 basis points to 18.1% in the first half of 2018 from 19.0%, largely as a result of higher construction and lot costs in 2018's first half compared to 2017's first half as well as the mix of homes delivered during the period compared to prior year. We expect our gross margins throughout 2018 to be negatively impacted by the purchase accounting adjustments related to our acquisition of Pinnacle Homes. Our gross margin on land sales remained flat in the first half of 2018 compared to 2017's first half.

We believe the increased sales volume during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was driven primarily by the strengthening economy described above, constrained supply/demand conditions (particularly decreased inventory of resale homes), as well as better pricing leverage in select locations and submarkets and shifts in both product and community mix. In addition, our new contracts benefited from the opening of 16 new communities during the first half of 2018. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. As a result, our new contracts and housing gross margin may fluctuate up or down from quarter to quarter depending on the mix of communities delivering homes. The improvements described above were partially offset by higher average lot and construction costs related to homebuilding industry conditions and normal supply and demand dynamics. During the three and six months ended June 30, 2018 and 2017, we were able to pass a portion of the higher construction and lot costs to our homebuyers in the form of higher sales prices. However, we cannot provide any assurance that we will be able to continue to raise prices.
For the three months ended June 30, 2018, selling, general and administrative expense increased $9.9 million, which partially offset the increase in our gross margin discussed above, but declined as a percentage of revenue from 13.2% in the second quarter of 2017 to 12.6% in the second quarter of 2018. Selling expense increased $5.3 million from 2017's second quarter but improved as a percentage of revenue to 6.4% in 2018's second quarter compared to 6.6% for the same period in 2017. Variable selling expense for sales commissions contributed $4.0 million to the increase ($0.9 million of which related to incremental costs associated with our new Detroit division) due to the higher average sales price of homes delivered and the higher number of homes delivered in the quarter. The increase in selling expense was also attributable to a $1.3 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased average community count and a $0.5 million increase related to incremental costs associated with our new Detroit division. General and administrative expense increased $4.6 million compared to the second quarter of 2017 but declined as a percentage of revenue from 6.6% in the second quarter of 2017 to 6.2% in the second quarter of 2018. This dollar increase was primarily due to a $1.4 million increase in professional fees, a $1.2 million increase related to incremental costs associated with our new Detroit division, a $0.7 million increase in land related expenses, a $0.4 million increase in costs associated with new information systems, a $0.3 million increase in compensation related expenses due to our increased headcount, and increases in other miscellaneous expenses. For the six months ended June 30, 2018, selling, general and administrative expense increased $12.9 million, which partially offset the increase in our gross margin discussed above, and improved as a percentage of revenue from 13.4% in the first half of 2017 to 12.9% in the first half of 2018. Selling expense increased $8.1 million from the first half of 2017 but improved as a percentage of revenue to 6.6% in 2018's first six months compared to 6.7% for the same period in 2017. Variable selling expense for sales commissions contributed $5.7 million to the increase ($1.1 million of which related to incremental costs associated with our new Detroit division) due to the higher average sales price of homes delivered and the higher number of homes delivered. The increase in selling expense was also attributable to a $2.4 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased community count and a $0.6 million increase related to incremental costs associated with our new Detroit division. General and administrative expense increased $4.8 million compared to the first six months of 2017 but declined as a percentage of revenue from 6.7% in 2017's first half to 6.3% in the first half of 2018. This dollar increase was primarily due to a $1.4 million increase in professional fees, a $1.4 million increase related to incremental costs associated with our new Detroit division, a $0.7 million increase in land related expenses primarily due to our increased community count, a $0.6 million increase in costs associated with new information systems, and increases in other miscellaneous expenses.
Outlook
We believe that housing industry fundamentals are solid and that continued growth in employment, modest wage growth, historically low interest rates (despite recent increases in rates) and growing consumer confidence will lead to improved levels of household formation and modest improvement in demand for new homes throughout 2018. We also expect the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) to have a positive impact on our business and provide additional momentum to the economy, as a result of higher net income levels for some prospective home buyers and a generally stimulative effect on employment, wages and growth in the U.S. economy.
We expect to continue to emphasize the following strategic business objectives throughout the remainder of 2018:

•	profitably growing our presence in our existing markets, including opening new communities;

•	reviewing new markets for investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.
Consistent with these objectives, we took a number of steps during the first six months of 2018 for continued improvement in our financial and operating results in 2018 and beyond, including investing $175.3 million in land acquisitions and $88.6 million in land development to help grow our presence in our existing markets. We currently estimate that we will spend approximately $575 million to $625 million on land purchases and land development in 2018, including the $263.9 million spent during the first six months of 2018. However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home sales and deliveries, and we will adjust our land spending accordingly. We opened 38 communities and closed 27 communities in the first half of 2018, ending the first six months of 2018 with a total of 209 communities compared to 187 communities at June 30, 2017.
Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics will continue in the future.

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Revenue:
Midwest homebuilding	$226,902	$168,469	$385,522	$314,891
Southern homebuilding	237,582	178,780	427,970	328,145
Mid-Atlantic homebuilding	81,738	97,749	155,561	194,635
Financial services (a)	11,876	11,868	26,902	26,175
Total revenue	$558,098	$456,866	$995,955	$863,846

Gross margin:
Midwest homebuilding (b)	$38,713	$33,799	$66,422	$63,020
Southern homebuilding (c)	44,585	24,865	80,357	51,479
Mid-Atlantic homebuilding	13,588	18,736	24,236	35,293
Financial services (a)	11,876	11,868	26,902	26,175
Total gross margin (b) (c)	$108,762	$89,268	$197,917	$175,967

Selling, general and administrative expense:
Midwest homebuilding	$19,732	$15,815	$35,224	$30,177
Southern homebuilding (c)	25,215	20,156	46,137	38,058
Mid-Atlantic homebuilding	8,482	9,148	16,538	18,452
Financial services (a)	5,938	5,008	11,424	10,085
Corporate	10,890	10,232	18,948	18,630
Total selling, general and administrative expense	$70,257	$60,359	$128,271	$115,402

Operating income (loss):
Midwest homebuilding (b)	$18,981	$17,984	$31,198	$32,843
Southern homebuilding (c)	19,370	4,709	34,220	13,421
Mid-Atlantic homebuilding	5,106	9,588	7,698	16,841
Financial services (a)	5,938	6,860	15,478	16,090
Less: Corporate selling, general and administrative expense	(10,890)	(10,232)	(18,948)	(18,630)
Total operating income (b) (c)	$38,505	$28,909	$69,646	$60,565

Interest expense:
Midwest homebuilding	$1,812	$863	$3,878	$2,240
Southern homebuilding	1,908	1,791	4,195	4,168
Mid-Atlantic homebuilding	473	515	1,229	1,431
Financial services (a)	695	665	1,464	1,333
Total interest expense	$4,888	$3,834	$10,766	$9,172

Equity in loss (income) of joint venture arrangements	86	(110)	(224)	(127)
Acquisition and integration costs (d)	—	—	1,700	—

Income before income taxes	$33,531	$25,185	$57,404	$51,520

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

(b)
Includes $3.0 million and $3.9 million of charges related to purchase accounting adjustments taken during the three and six months ended June 30, 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
Includes an $8.5 million charge for stucco-related repair costs in certain of our Florida communities taken during both the three and six months ended June 30, 2017 (as more fully discussed in Note 6 to our financial statements).

(d)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

The following tables show total assets by segment at June 30, 2018 and December 31, 2017:

	At June 30, 2018
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$5,933	$20,724		$7,163	$—	$33,820
Inventory (a)	657,154	697,404		264,090	—	1,618,648
Investments in joint venture arrangements	342	5,088		8,323	—	13,753
Other assets	26,288	36,977	(b)	16,440	224,614	304,319
Total assets	$689,717	$760,193		$296,016	$224,614	$1,970,540

	At December 31, 2017
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,933	$20,719		$6,904	$—	$32,556
Inventory (a)	500,671	636,019		245,328	—	1,382,018
Investments in joint venture arrangements	4,410	9,677		6,438	—	20,525
Other assets	13,573	38,784	(b)	13,311	364,004	429,672
Total assets	$523,587	$705,199		$271,981	$364,004	$1,864,771

(a)
Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Midwest Region
Homes delivered	554	437	965	816
New contracts, net	656	531	1,354	1,087
Backlog at end of period	1,330	1,028	1,330	1,028
Average sales price of homes delivered	$409	$385	$399	$385
Average sales price of homes in backlog	$420	$401	$420	$401
Aggregate sales value of homes in backlog	$558,040	$412,203	$558,040	$412,203
Housing revenue	$226,598	$168,305	$385,093	$314,101
Land sale revenue	$304	$164	$429	$790
Operating income homes (a) (b)	$18,891	$17,955	$30,985	$32,556
Operating income land	$90	$29	$213	$287
Number of average active communities	85	65	80	64
Number of active communities, end of period	87	66	87	66
Southern Region
Homes delivered	666	520	1,207	939
New contracts, net	753	625	1,550	1,215
Backlog at end of period	1,251	950	1,251	950
Average sales price of homes delivered	$357	$344	$354	$346
Average sales price of homes in backlog	$363	$347	$363	$347
Aggregate sales value of homes in backlog	$453,831	$329,940	$453,831	$329,940
Housing revenue	$237,582	$178,779	$427,733	$324,860
Land sale revenue	$—	$1	$237	$3,285
Operating income homes (a) (c)	$19,393	$4,709	$34,084	$13,310
Operating income land	$(23)	$—	$136	$111
Number of average active communities	93	87	91	84
Number of active communities, end of period	95	87	95	87
Mid-Atlantic Region
Homes delivered	189	254	359	494
New contracts, net	222	244	466	552
Backlog at end of period	385	431	385	431
Average sales price of homes delivered	$428	$378	$420	$388
Average sales price of homes in backlog	$422	$388	$422	$388
Aggregate sales value of homes in backlog	$162,591	$167,190	$162,591	$167,190
Housing revenue	$80,854	$96,009	$150,632	$191,590
Land sale revenue	$884	$1,740	$4,929	$3,045
Operating income homes (a)	$5,091	$9,475	$7,561	$16,721
Operating income land	$15	$113	$137	$120
Number of average active communities	29	34	30	35
Number of active communities, end of period	27	34	27	34
Total Homebuilding Regions
Homes delivered	1,409	1,211	2,531	2,249
New contracts, net	1,631	1,400	3,370	2,854
Backlog at end of period	2,966	2,409	2,966	2,409
Average sales price of homes delivered	$387	$366	$381	$369
Average sales price of homes in backlog	$396	$377	$396	$377
Aggregate sales value of homes in backlog	$1,174,462	$909,334	$1,174,462	$909,334
Housing revenue	$545,034	$443,093	$963,458	$830,551
Land sale revenue	$1,188	$1,905	$5,595	$7,120
Operating income homes (a) (b) (c)	$43,375	$32,139	$72,630	$62,587
Operating income land	$82	$142	$486	$518
Number of average active communities	207	186	201	183
Number of active communities, end of period	209	187	209	187

(a)	Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

(b)
Includes $3.0 million and $3.9 million of charges related to purchase accounting adjustments taken during the three and six months ended June 30, 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
Includes an $8.5 million charge for stucco-related repair costs in certain of our Florida communities taken during both the three and six months ended June 30, 2017 (as more fully discussed in Note 6 to our financial statements).

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Financial Services
Number of loans originated	930	840	1,711	1,565
Value of loans originated	$284,320	$251,486	$519,802	$468,832

Revenue	$11,876	$11,868	$26,902	$26,175
Less: Selling, general and administrative expenses	5,938	5,008	11,424	10,085
Less: Interest expense	695	665	1,464	1,333

Income before income taxes	$5,243	$6,195	$14,014	$14,757

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Midwest	13.5%	9.5%	11.8%	11.5%
Southern	15.2%	17.0%	14.3%	16.7%
Mid-Atlantic	9.4%	10.9%	10.0%	10.7%

Total cancellation rate	13.7%	13.3%	12.7%	13.6%

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

Non-GAAP Financial Measures
This report contains information about our adjusted housing gross margin, adjusted income before income taxes and adjusted net income available to common shareholder each of which constitutes a non-GAAP financial measure. Because adjusted housing gross margin, adjusted income before income taxes and adjusted net income available to common shareholders are not calculated in accordance with GAAP, these financial measures may not be completely comparable to similarly-titled measures used by other companies in the homebuilding industry and, therefore, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement our GAAP results in order to provide a greater understanding of the factors and trends affecting our operations.
Adjusted housing gross margin, adjusted income before income taxes and adjusted net income available to common shareholders are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Housing revenue	$545,034	$443,093	$963,458	$830,551
Housing cost of sales	448,230	365,835	792,929	681,277

Housing gross margin	96,804	77,258	170,529	149,274
Add: Purchase accounting adjustments (a)	2,961	—	3,857	—
Add: Stucco-related charges (c)	—	8,500	—	8,500

Adjusted housing gross margin	$99,765	$85,758	$174,386	$157,774

Housing gross margin percentage	17.8%	17.4%	17.7%	18.0%
Adjusted housing gross margin percentage	18.3%	19.4%	18.1%	19.0%

Income before income taxes	$33,531	$25,185	$57,404	$51,520
Add: Purchase accounting adjustments (a)	2,961	—	3,857	—
Add: Acquisition and integration expenses (b)	—	—	1,700	—
Add: Stucco-related charges (c)	—	8,500	—	8,500

Adjusted income before income taxes	$36,492	$33,685	$62,961	$60,020

Net income available to common shareholders	$27,911	$15,770	$45,974	$31,434
Add: Purchase accounting adjustments - net of tax (a)	2,191	—	2,854	—
Add: Acquisition and integration expenses - net of tax (b)	—	—	1,258	—
Add: Stucco-related charges - net of tax (c)	—	5,440	—	5,440

Adjusted net income available to common shareholders	$30,102	$21,210	$50,086	$36,874

(a)	Represents purchase accounting adjustments related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(b)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

(c)	Represents warranty charges for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6 to our financial statements).
We believe adjusted housing gross margin, adjusted income before income taxes and adjusted net income available to common shareholders are relevant and useful financial measures to investors in evaluating our operating performance as they measure the gross profit, income before income taxes and net income available to common shareholders we generated specifically on our operations during a given period. These non-GAAP financial measures isolate the impact that the acquisition-related charges and stucco-related charges have on housing gross margins, income before income taxes and net income available to common shareholders, and allow investors to make comparisons with our competitors that adjust housing gross margins, income before income taxes, and net income available to common shareholders in a similar manner. We also believe investors will find these adjusted financial measures relevant and useful because they represent a profitability measure that may be compared to a prior period without regard to variability of the charges noted above. These financial measures assist us in making strategic decisions regarding community location and product mix, product pricing and construction pace.

Year Over Year Comparison
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
The calculation of adjusted housing gross margin (referred to below), which we believe provides a clearer measure of the ongoing performance of our business, is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Segment Non-GAAP Financial Measures.”

Midwest Region. During the three months ended June 30, 2018, homebuilding revenue in our Midwest region increased $58.4 million, from $168.5 million in the second quarter of 2017 to $226.9 million in the second quarter of 2018. This 35% increase in homebuilding revenue was the result of a 27% increase in the number of homes delivered (117 units, which benefited from our new Detroit division) and an increase in the average sales price of homes delivered ($24,000 per home delivered). Operating income in our Midwest region increased $1.0 million from $18.0 million in the second quarter of 2017 to $19.0 million during the quarter ended June 30, 2018. This increase in operating income was the result of a $4.9 million improvement in our gross margin offset partially by a $3.9 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $4.9 million due to the increases in the number of homes delivered and average sales price of homes delivered noted above, offset partially by the $3.0 million charge for purchase accounting adjustments related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018. Our housing gross margin percentage declined 310 basis points to 17.0% in the second quarter of 2018 from 20.1% in the prior year’s second quarter. Exclusive of the $3.0 million charge for purchase accounting adjustments, our adjusted housing gross margin for the second quarter of 2018 declined 170 basis points to 18.4% compared to the second quarter of 2017. The decline in housing gross margin percentage was primarily due to increased lot and construction costs compared to 2017's same period as well as changes in product type and market mix of homes delivered. Our land sale gross margin remained flat in the second quarter of 2018 compared to the same period in 2017.
Selling, general and administrative expense increased $3.9 million, from $15.8 million for the quarter ended June 30, 2017 to $19.7 million for the quarter ended June 30, 2018, and declined as a percentage of revenue to 8.7% in 2018’s first quarter from 9.4% in 2017’s first quarter. The increase in selling, general and administrative expense was attributable to a $2.9 million increase in selling expense due to (1) a $2.4 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and higher average sales price of homes delivered, $0.9 million of which was associated with our new Detroit division, and (2) a $0.5 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models as a result of our increased community count related to our new Detroit division. The $1.0 million increase in general and administrative expense primarily related to incremental costs from our Detroit acquisition.
During the three months ended June 30, 2018, we experienced a 24% increase in new contracts in our Midwest region, from 531 in the second quarter of 2017 to 656 in the second quarter of 2018 (which benefited from our new Detroit division), and a 29% increase in backlog from 1,028 homes at June 30, 2017 to 1,330 homes at June 30, 2018. The increases in new contracts and backlog were partially due to improving demand in our newer communities compared to prior year and due to an increase in our average number of communities during the period, and backlog also benefited from the addition of homes from our recent acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018. Average sales price in backlog increased to $420,000 at June 30, 2018 compared to $401,000 at June 30, 2017 which was primarily due to changes in product type and market mix. During the three months ended June 30, 2018, we opened four new communities in our Midwest region compared to six during 2017's second quarter. Our monthly absorption rate in our Midwest region declined slightly to 2.6 per community in the second quarter of 2018 compared to 2.7 per community in 2017's second quarter.
Southern Region. During the three month period ended June 30, 2018, homebuilding revenue in our Southern region increased $58.8 million, from $178.8 million in the second quarter of 2017 to $237.6 million in the second quarter of 2018. This 33% increase in homebuilding revenue was the result of a 28% increase in the number of homes delivered (146 units) and a 4% increase in the average sales price of homes delivered ($13,000 per home delivered). Operating income in our Southern region increased $14.7 million from $4.7 million in the second quarter of 2017 to $19.4 million during the quarter ended June 30, 2018. This increase in operating income was the result of a $19.7 million improvement in our gross margin, partially offset by a $5.0 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $19.7 million, due primarily to the 28% increase in the number of homes delivered and the 4% increase in the average sales price of homes delivered noted above, in addition to the absence of $8.5 million in charges for stucco-related repair costs in certain of our Florida communities taken during 2017's second quarter (as more fully discussed in Note 6 to our financial statements). Our housing gross margin percentage improved from 13.9% in prior year’s second quarter to 18.8% in the second quarter of 2018. Exclusive of the $8.5 million charge for stucco-related repair costs taken during prior year's second quarter, our adjusted housing gross margin percentage improved 10 basis points from 18.7% in the prior year to 18.8% in the second quarter of 2018, largely due to the mix of communities delivering homes and a more favorable product mix, offset in part, by rising lot costs. Our land sale gross margin remained flat in the second quarter of 2018 compared to the second quarter of 2017.
Selling, general and administrative expense increased $5.0 million from $20.2 million in the second quarter of 2017 to $25.2 million in the second quarter of 2018 but declined as a percentage of revenue to 10.6% from 11.3% in the second quarter of 2017. The increase in selling, general and administrative expense was attributable, in part, to a $3.4 million increase in selling expense due to (1) a $2.5 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and higher average sales price of homes delivered and (2) a $0.9 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $1.6 million increase in general and administrative expense, which was primarily related to a $0.8 million increase in professional fees and a $0.5 million increase in land related expenses, and other miscellaneous expenses.
During the three months ended June 30, 2018, we experienced a 20% increase in new contracts in our Southern region, from 625 in the second quarter of 2017 to 753 for the second quarter of 2018, and a 32% increase in backlog from 950 homes at June 30, 2017 to 1,251 homes at June 30, 2018. The increases in new contracts and backlog were primarily due to an increase in our average number of communities during the period, along with improvement in demand across our Southern markets. Average sales price in backlog increased to $363,000 at June 30, 2018 from $347,000 at June 30, 2017 due to changes in product type and market mix. During the three months ended June 30, 2018, we opened ten communities in our Southern region compared to nine during 2017's second quarter. Our monthly absorption rate in our Southern region increased to 2.7 per community in the second quarter of 2018 from 2.4 per community in the second quarter of 2017.
Mid-Atlantic Region. During the three month period ended June 30, 2018, homebuilding revenue in our Mid-Atlantic region decreased $16.0 million from $97.7 million in the second quarter of 2017 to $81.7 million in the second quarter of 2018. This 16% decrease in homebuilding revenue was the result of a 26% decrease in the number of homes delivered (65 units) primarily due to a decrease in the average number of communities during the period compared to prior year as a result of delayed new replacement community openings, offset partially by a 13% increase in the average sales price of homes delivered ($50,000 per home delivered). Operating income in our Mid-Atlantic region decreased $4.5 million, from $9.6 million in the second quarter of 2017 to $5.1 million during the quarter ended June 30, 2018. This decline in operating income was primarily the result of a $5.1 million decrease in our gross margin, offset, in part, by a $0.6 million decrease in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin declined $5.1 million, due to the 26% decrease in the number of homes delivered noted above and a decline in housing gross margin percentage, partially attributable to delayed replacement community openings. Our housing gross margin percentage declined 260 basis points from 19.4% in last year’s second quarter to 16.8% in the second quarter of 2018 due primarily to the mix of homes delivered and increased construction and lot costs. Our land sale gross margin declined slightly by $0.1 million during the second quarter of 2018 compared to prior year.
Selling, general and administrative expense decreased $0.6 million from $9.1 million in the second quarter of 2017 to $8.5 million in the second quarter of 2018 but increased as a percentage of revenue to 10.4% compared to 9.4% for the second quarter of 2017. The decrease in selling, general and administrative expense was primarily due to a $1.0 million decrease in selling expenses primarily as a result of decreased sales commissions produced by the lower number of homes delivered. General and administrative expense increased $0.4 million primarily related to an increase in professional fees.
During the three months ended June 30, 2018, we experienced a 9% decrease in new contracts in our Mid-Atlantic region, from 244 in the second quarter of 2017 to 222 for the second quarter of 2018, and an 11% decrease in the number of homes in backlog from 431 homes at June 30, 2017 to 385 homes at June 30, 2018. The decreases in new contracts and backlog were primarily due to a decrease in the average number of active communities during the period compared to the prior year, as a result of delays in replacement community openings in the period compared to the prior year’s second quarter. Average sales price of homes in backlog increased, however, from $388,000 at June 30, 2017 to $422,000 at June 30, 2018 primarily due to the mix of homes delivered. During the three months ended June 30, 2018, we opened two communities in our Mid-Atlantic region compared to three during the second quarter of 2017. Our monthly absorption rate in our Mid-Atlantic region increased to 2.6 per community in the second quarter of 2018 from 2.4 per community in the second quarter of 2017.
Financial Services. Revenue from our mortgage and title operations remained flat at $11.9 million in both the second quarter of 2017 and the second quarter of 2018 (a second quarter record). We experienced an 11% increase in the number of loan originations, from 840 in the second quarter of 2017 to 930 in the second quarter of 2018, and an increase in the average loan amount from $299,000 in the quarter ended June 30, 2017 to $306,000 in the quarter ended June 30, 2018. We also experienced an increase in the volume of loans sold, but continue to experience lower margins on loans sold due to increased competitive pressures.

We ended our second quarter of 2018 with a $0.9 million decrease in operating income compared to 2017's second quarter, which was primarily due to an increase in selling, general and administrative expense compared to the second quarter of 2017, which was attributable primarily to an increase in compensation expense primarily related to our increase in employee headcount.
At June 30, 2018, M/I Financial provided financing services in all of our markets.
Approximately 80% of our homes delivered during the second quarter of 2018 were financed through M/I Financial, the same as in the second quarter of 2017. Capture rate is influenced by financing availability and competition in the mortgage market, and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $0.7 million, from $10.2 million for the second quarter of 2017 to $10.9 million for the second quarter of 2018 primarily due to a $0.4 million increase in depreciation costs associated with new information systems and a $0.3 million increase in professional fees.
Equity in Loss (Income) from Joint Venture Arrangements. Loss or income from joint venture arrangements represent our portion of pre-tax losses or earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During the three months ended June 30, 2018, the Company experienced less than $0.1 million in equity in loss from joint venture arrangements compared to earning $0.1 million in equity in income from joint venture arrangements during the three months ended June 30, 2017.
Interest Expense - Net. Interest expense for the Company increased $1.1 million from $3.8 million for the three months ended June 30, 2017 to $4.9 million for the three months ended June 30, 2018. This increase was primarily the result of an increase in our weighted average borrowings from $649.0 million in 2017's second quarter to $789.8 million in 2018's second quarter, in addition to an increase in our weighted average borrowing rate from 5.70% in the second quarter of 2017 to 6.18% for second quarter of 2018. The increase in our weighted average borrowings and our weighted average borrowing rate primarily related to the issuance of our $250.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the “2025 Senior Notes”) during the third quarter of 2017 in addition to increased borrowings under our Credit Facility (as defined below) during the second quarter of 2018 compared to the second quarter of 2017, partially offset by the maturity of our 2017 Convertible Senior Subordinated Notes in September 2017 and our 2018 Convertible Senior Subordinated Notes in March 2018.
Income Taxes. Our overall effective tax rate was 16.8% for the three months ended June 30, 2018 and 32.5% for the same period in 2017. The decline in the effective rate from the three months ended June 30, 2017 was primarily attributable to the decrease in the corporate income tax rate from 35% to 21% partially offset by the repeal of the domestic production activity deduction, both of which are the result of the enactment of the Tax Act during the fourth quarter of 2017. In addition, during the quarter ended June 30, 2018, we recorded a $3.0 million tax benefit primarily related to the retroactive reinstatement of energy efficient homes tax credits to 2017 for which we obtained certifications in 2018 (please see Note 10 to our financial statements for more information).
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Midwest Region. During the first half of 2018, homebuilding revenue in our Midwest region increased $70.6 million, from $314.9 million in the first six months of 2017 to $385.5 million in the first six months of 2018. This 22% increase in homebuilding revenue was the result of an 18% increase in the number of homes delivered (149 units, which benefited from our new Detroit division) and a 4% increase in the average sales price of homes delivered ($14,000 per home delivered), offset partially by a $0.4 million decrease in land sale revenue. Operating income in our Midwest region decreased $1.6 million, from $32.8 million during the first half of 2017 to $31.2 million during the six months ended June 30, 2018. The decrease in operating income was primarily the result of a $5.0 million increase in selling, general, and administrative expense, offset, in part, by a $3.4 million increase in our gross margin. With respect to our homebuilding gross margin, our housing gross margin improved $3.5 million, due to the 18% increase in the number of homes delivered and the 4% increase in the average sales price of homes delivered noted above. Our housing gross margin percentage declined 280 basis points from 20.0% in prior year's first half to 17.2% for the same period in 2018. Our housing gross margin for 2018's first six months was unfavorably impacted by a $3.9 million charge for purchase accounting adjustments from our recent Detroit acquisition. Exclusive of the $3.9 million charge for purchase accounting adjustments related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018, our adjusted housing gross margin percentage declined 180 basis points to 18.2% for the first half of 2018 primarily due to increased lot and construction costs as well as a change in product type and market mix of homes delivered compared to prior year. Our land sale gross margin declined $0.1 million as a result of fewer strategic land sales in the first half of 2018 compared to the same period in 2017.

Selling, general and administrative expense increased $5.0 million, from $30.2 million for the six months ended June 30, 2017 to $35.2 million for the six months ended June 30, 2018, and declined as a percentage of revenue to 9.1% compared to 9.6% for the same period in 2017. The increase in selling, general and administrative expense was attributable, in part, to a $3.9 million increase in selling expense due to (1) a $2.8 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered, $1.1 million of which was associated with our new Detroit division, and (2) a $1.1 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models as a result of our increased community count, $0.6 million of which related to our new Detroit division. The increase in selling, general and administrative expense was also attributable to a $1.1 million increase in general and administrative expense, which was primarily related to incremental costs from our Detroit acquisition.
During the six months ended June 30, 2018, we experienced a 25% increase in new contracts in our Midwest region, from 1,087 in the six months ended June 30, 2017 to 1,354 in the first half of 2018 (which benefited from our new Detroit division), and a 29% increase in backlog from 1,028 homes at June 30, 2017 to 1,330 homes at June 30, 2018. The increases in new contracts and backlog were partially due to improving demand in our newer communities compared to prior year and due to an increase in our average number of communities during the period, and backlog also benefited from the addition of homes from our recent acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018. Average sales price in backlog increased to $420,000 at June 30, 2018 compared to $401,000 at June 30, 2017 which was primarily due to product type and market mix in the first half of 2018 compared to the same period last year. During the six months ended June 30, 2018, we opened 13 new communities in our Midwest region (excluding the 10 communities added as part of our acquisition in Detroit) compared to 17 during 2017's first half. Our monthly absorption rate in our Midwest region declined slightly to 2.8 per community in the first half of 2018 from 2.9 per community in the first half of 2017.
Southern Region. During the six months ended June 30, 2018, homebuilding revenue in our Southern region increased $99.9 million, from $328.1 million in the first half of 2017 to $428.0 million in the first half of 2018. This 30% increase in homebuilding revenue was the result of a 29% increase in the number of homes delivered (268 units) and a 2% increase in the average sales price of homes delivered ($8,000 per home delivered), partially offset by a $3.0 million decrease in land sale revenue. Operating income in our Southern region increased $20.8 million from $13.4 million in the first half of 2017 to $34.2 million during the six months ended June 30, 2018. This increase in operating income was the result of a $28.8 million improvement in our gross margin offset by an $8.0 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $28.8 million, due primarily to the 29% increase in the number of homes delivered, the 2% increase in the average sales price of homes delivered, and the absence of $8.5 million in charges for stucco-related repair costs in certain of our Florida communities taken during the first half of 2017 (as more fully discussed in Note 6 to our financial statements). Our housing gross margin percentage improved 300 basis points from 15.8% in prior year's first half to 18.8% for the same period in 2018. Exclusive of the $8.5 million charge for stucco-related repair costs taken during 2017's first half, our adjusted housing gross margin percentage improved 40 basis points from 18.4% for the first half of 2017 to 18.8% for the first half of 2018, largely due to the mix of communities delivering homes and a more favorable product mix, offset, in part, by rising lot costs. Our land sale gross margin remained flat in the first half of 2018 compared to the same period in 2017.
Selling, general and administrative expense increased $8.0 million from $38.1 million in the first half of 2017 to $46.1 million in the first half of 2018 but declined as a percentage of revenue to 10.8% compared to 11.6% for the first half of 2017. The increase in selling, general and administrative expense was attributable, in part, to a $6.2 million increase in selling expense due to (1) a $4.7 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and higher average sales price of homes delivered, and (2) a $1.5 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $1.8 million increase in general and administrative expense, which was primarily related to a $0.9 million increase in professional fees and a $0.9 million increase in land related expenses.
During the six months ended June 30, 2018, we experienced a 28% increase in new contracts in our Southern region, from 1,215 in the six months ended June 30, 2017 to 1,550 in the first half of 2018, and a 32% increase in backlog from 950 homes at June 30, 2017 to 1,251 homes at June 30, 2018. The increases in new contracts and backlog were primarily due to an increase in our average number of communities during the period, along with improvement in demand across our Southern markets in the first half of 2018 compared to the first half of 2017. Average sales price in backlog increased from $347,000 at June 30, 2017 to $363,000 at June 30, 2018 due to a change in product type and market mix. During the six months ended June 30, 2018, we opened 22 communities in our Southern region compared to 20 during 2017's first half. Our monthly absorption rate in our Southern region increased to 2.8 per community in the first half of 2018 from 2.4 per community in the first half of 2017.
Mid-Atlantic Region. During the six months ended June 30, 2018, homebuilding revenue in our Mid-Atlantic region decreased $39.0 million from $194.6 million in the first half of 2017 to $155.6 million in 2018's first half. This 20% decrease in homebuilding revenue was the result of a 27% decrease in the number of homes delivered (135 units) primarily due to a decrease in the average number of communities during the period compared to prior year as a result of delayed new replacement community openings, offset partially by an 8% increase in the average sales price of homes delivered ($32,000 per home delivered). Operating income in our Mid-Atlantic region decreased $9.1 million, from $16.8 million in 2017's first half to $7.7 million during the first six months of 2018. This decrease in operating income was primarily the result of an $11.1 million decrease in our gross margin, partially offset by a $2.0 million decrease in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin declined $11.1 million, due primarily to the 27% decrease in the number of homes delivered noted above and a decline in housing gross margin percentage, partially attributable to delayed openings of new replacement communities. Our housing gross margin percentage declined 240 basis points from 18.4% in prior year’s first half to 16.0% for 2018’s first six month period as a result of increased construction and lot costs as well as the mix of homes delivered. Our land sale gross margin also remained flat in the first half of 2018 compared to the same period in 2017.
Selling, general and administrative expense decreased $2.0 million from $18.5 million in the first half of 2017 to $16.5 million in 2018's first half but increased as a percentage of revenue to 10.6% from 9.5% for 2017's first half. The decrease in selling, general and administrative expense was primarily attributable to a decrease in selling expense primarily due to an decrease in variable selling expenses resulting from decreases in sales commissions produced by the lower number of homes delivered.
During the six-month period ended June 30, 2018, we experienced a 16% decrease in new contracts in our Mid-Atlantic region, from 552 in the first half of 2017 to 466 in the first six months of 2018, and an 11% decrease in the number of homes in backlog from 431 homes at June 30, 2017 to 385 homes at June 30, 2018. The decreases in new contracts and backlog were primarily due to a decrease in the average number of active communities during the period compared to the prior year as a result of delays in replacement community openings in the period compared to the prior year. Average sales price of homes in backlog increased, however, from $388,000 at June 30, 2017 to $422,000 at June 30, 2018. During the first half of 2018, we opened three communities in our Mid-Atlantic region compared to five during 2017's first half. Our monthly absorption rate in our Mid-Atlantic region remained flat at 2.6 per community in both the first six months of 2018 and 2017.
Financial Services. Revenue from our mortgage and title operations increased $0.7 million (3%) from $26.2 million in the first half of 2017 to $26.9 million in the first half of 2018 as a result of a 9% increase in the number of loan originations, from 1,565 in the first half of 2017 to 1,711 in the first half of 2018, and an increase in the average loan amount from $300,000 in the six months ended June 30, 2017 to $304,000 in the six months ended June 30, 2018. We also experienced an increase in the volume of loans sold and a gain from the sale of a portion of our servicing portfolio during the first half of 2018, but continue to experience lower margins on loans sold in the period than we experienced in prior year due to increased competitive pressures.

Our financial service operations ended the first half of 2018 with a $0.6 million decrease in operating income compared to the first half of 2017, which was primarily due to a $1.3 million increase in selling, general and administrative expense compared to 2017's first half, offset, in part, by the increase in our revenue discussed above. The increase in selling, general and administrative expense was primarily attributable to an increase in compensation expense primarily related to our increase in employee headcount.
At June 30, 2018, M/I Financial provided financing services in all of our markets. Approximately 80% of our homes delivered during the first half of 2018 were financed through M/I Financial, the same as in 2017’s first half. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $0.3 million, from $18.6 million for the six months ended June 30, 2017 to $18.9 million for the six months ended June 30, 2018. The increase was primarily due to an increase in depreciation costs associated with new information systems.
Acquisition and Integration Costs. During the six months ended June 30, 2018, the Company spent $1.7 million in acquisition and integration related costs related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018. These costs include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses. As these costs are not eligible for capitalization as initial direct costs under GAAP, such amounts are expensed as incurred.
Income from Joint Venture Arrangements. Income from joint venture arrangements represent our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During the six months ended June 30, 2018 and 2017, the Company earned $0.2 million and $0.1 million in equity in income from joint venture arrangements, respectively.
Interest Expense - Net. Interest expense for the Company increased $1.6 million, from $9.2 million in the six months ended June 30, 2017 to $10.8 million in the six months ended June 30, 2018. This increase was primarily the result of an increase in our weighted average borrowings from $640.8 million in the first half of 2017 to $772.4 million in the first half of 2018, in addition to an increase in our weighted average borrowing rate from 5.73% in 2017's first half to 6.20% in 2018's first half. The increase in our weighted average borrowings and our weighted average borrowing rate primarily related to the issuance of our $250.0 million in aggregate principal amount of 2025 Senior Notes during the third quarter of 2017 in addition to increased borrowings under our Credit Facility (as defined below) during 2018's first half compared to 2017's first half, partially offset by the maturity of our 2017 Convertible Senior Subordinated Notes in September 2017 and our 2018 Convertible Senior Subordinated Notes in March 2018.
Income Taxes. Our overall effective tax rate was 19.9% for the six months ended June 30, 2018 and 34.3% for the same period in 2017. The decline in the effective rate from the six months ended June 30, 2018 was primarily attributable to the decrease in the corporate income tax rate from 35% to 21% partially offset by the repeal of the domestic production activity deduction, both of which are the result of the enactment of the Tax Act during the fourth quarter of 2017. In addition, during the quarter ended June 30, 2018, we recorded a $3.0 million tax benefit primarily related to the retroactive reinstatement of energy efficient homes tax credits to 2017 for which we obtained certifications in 2018 (please see Note 10 to our financial statements for more information).
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
Adjusted housing gross margin for our Midwest and Southern regions is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Midwest region:
Housing revenue	$226,598	$168,305	$385,093	$314,101
Housing cost of sales	187,975	134,535	318,884	251,368

Housing gross margin	38,623	33,770	66,209	62,733
Add: Purchase accounting adjustments (a)	2,961	—	3,857	—

Adjusted housing gross margin	$41,584	$33,770	$70,066	$62,733

Housing gross margin percentage	17.0%	20.1%	17.2%	20.0%
Adjusted housing gross margin percentage	18.4%	20.1%	18.2%	20.0%

Southern region:
Housing revenue	$237,582	$178,779	$427,733	$324,860
Housing cost of sales	192,974	153,914	347,512	273,492

Housing gross margin	44,608	24,865	80,221	51,368
Add: Stucco-related charges (b)	—	8,500	—	8,500

Adjusted housing gross margin	$44,608	$33,365	$80,221	$59,868

Housing gross margin percentage	18.8%	13.9%	18.8%	15.8%
Adjusted housing gross margin percentage	18.8%	18.7%	18.8%	18.4%

(a)	Represents purchase accounting adjustments from our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(b)
Represents warranty charges for stucco-related repair costs in certain of our Florida communities. With respect to this matter, during the quarter ended June 30, 2018, we identified 41 additional homes in need of repair and completed repairs on 56 homes, and, at June 30, 2018, we have 186 homes in various stages of repair.  Please see Note 6 to our financial statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At June 30, 2018, we had $67.8 million of cash, cash equivalents and restricted cash, with $66.5 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $84.2 million decrease in unrestricted cash and cash equivalents from December 31, 2017. Our principal uses of cash for the six months ended June 30, 2018 were investment in land and land development, the acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018 (please see Note 7 to our financial statements for more information), construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, and short-term working capital and debt service requirements, including the repayment of amounts outstanding under our credit facilities and the repayment of approximately $65.9 million in aggregate principal amount of our 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”). In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans and the sale of mortgage servicing rights, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
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
During the first half of 2018, we delivered 2,531 homes, started 3,289 homes, and spent $175.3 million on land purchases and $88.6 million on land development. Based upon our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $575 million to $625 million on land purchases and land development during 2018, including the $263.9 million spent during the first six months of 2018 and excluding our acquisition of Pinnacle Homes in March 2018.
We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to such land option agreements, as of June 30, 2018, we had a total of 15,051 lots under contract, with an aggregate purchase price of approximately $640.8 million to be acquired during the remainder of 2018 through 2028.
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
Operating Cash Flow Activities. During the six-month period ended June 30, 2018, we used $19.7 million of cash in operating activities, compared to using $39.3 million of cash for operating activities during the first half of 2017. The cash used in operating activities in the first half of 2018 was primarily a result of a $137.7 million increase in inventory and a decrease in accrued compensation of $15.5 million, offset partially by net income of $46.0 million, along with $64.9 million of proceeds from the sale of mortgage loans net of mortgage loan originations, an increase in accounts payable of $13.7 million and an increase in customer deposits totaling $11.0 million. The $39.3 million of cash used in operating activities in the first half of 2017 was primarily a result of a $146.2 million increase in inventory and a decrease in accrued compensation of $13.4 million, offset partially by net income totaling $33.9 million, along with $66.4 million of proceeds from the sale of mortgage loans net of mortgage loan originations and an increase in accounts payable, other assets and customer deposits totaling $19.3 million.

Investing Cash Flow Activities. During the first half of 2018, we used $104.1 million of cash in investing activities, compared to generating $1.0 million of cash in investing activities during the first half of 2017. This increase in cash used was primarily due to our acquisition of Pinnacle Homes, a privately held homebuilder in Detroit, Michigan, during the first quarter of 2018 for approximately $101.0 million.

Financing Cash Flow Activities. During the six months ended June 30, 2018, we generated $39.9 million of cash from financing activities, compared to generating $33.9 million of cash during the first six months of 2017. The $6.0 million increase in cash generated by financing activities was primarily due to increased borrowings under our Credit Facility (as defined below) during the period, offset, in part, by the repayment of borrowings under our M/I Financial credit facilities and that portion of our 2018 Convertible Senior Subordinated Notes that were not converted into common shares by the holders thereof.
At June 30, 2018 and December 31, 2017, our ratio of homebuilding debt to capital was 47% and 46%, respectively, calculated as the carrying value of our outstanding homebuilding debt divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. This increase was due to higher debt levels compared to December 31, 2017, offset partially by an increase in shareholders’ equity at June 30, 2018. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
The Company is a party to three primary credit agreements: (1) a $500 million unsecured revolving credit facility, dated July 18, 2013, as amended, with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $125 million secured mortgage warehousing agreement (which increases to $160 million during certain periods), dated June 23, 2017, as amended on June 22, 2018, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $35 million mortgage repurchase agreement (which increases to $50 million during certain periods), as amended and restated on October 30, 2017, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”).
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of June 30, 2018:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	7/18/2021	$181,800	$268,561
Notes payable – financial services (b)	(b)	$93,163	$11,779

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $622.9 million of availability for additional senior debt at June 30, 2018. As a result, the full $500 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $181.8 million of borrowings outstanding and $49.6 million of letters of credit outstanding at June 30, 2018, leaving $268.6 million available. The Credit Facility has an expiration date of July 18, 2021.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of these agreements as of June 30, 2018 was $160 million. The MIF Mortgage Warehousing Agreement has an expiration date of June 21, 2019 and the MIF Mortgage Repurchase Facility has an expiration date of October 29, 2018.

Notes Payable - Homebuilding.

Homebuilding Credit Facility. The Credit Facility provides for an aggregate commitment amount of $500 million, including a $125 million sub-facility for letters of credit. During the second quarter of 2018, the Company exercised an accordion feature provided for within the Credit Facility, which increased the total revolving commitment under the Credit Facility from $475 million to $500 million by obtaining a commitment from an additional lender of $25 million. The Credit Facility matures on July 18, 2021. Interest on amounts borrowed under the Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of the one month LIBOR rate plus a margin of 250 basis points. The margin is subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio.

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $504.8 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
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

As of June 30, 2018, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of June 30, 2018:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$504.8	$768.9
Leverage Ratio	≤	0.60	0.48
Interest Coverage Ratio	≥	1.5 to 1.0	4.6 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$230.7	$2.6
Unsold Housing Units and Model Homes	≤	1,880	1,074

Homebuilding Letter of Credit Facility. As of June 30, 2018, the Company was a party to a secured credit agreement for the issuance of letters of credit outside of the Credit Facility (the “Letter of Credit Facility”), with a maturity date of September 30, 2018, which allows for the issuance of letters of credit up to a total of $1.0 million. The Letter of Credit Facility contains a cash collateral requirement of 101%. Upon maturity or the earlier termination of the Letter of Credit Facility, letters of credit that have been issued under the Letter of Credit Facility remain outstanding with cash collateral in place through the expiration date.

As of June 30, 2018, there was a total of $0.2 million of letters of credit issued under the Letter of Credit Facility, which was collateralized with $0.2 million of restricted cash. In connection with the acquisition of Pinnacle Homes in March 2018, the Company assumed the obligation for $6.6 million of outstanding letters of credit under a separate facility, which was collateralized with $6.6 million of restricted cash. During the second quarter of 2018, the Company terminated this separate letter of credit facility and the outstanding letters of credit under the facility were transferred to the Credit Facility, resulting in the release of approximately $6.6 million of restricted cash which collateralized the separate facility.

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides a maximum borrowing availability of $125 million. In June 2018, the Company entered into an amendment to the MIF Mortgage Warehousing Agreement, which, among other things, extended the expiration date to June 21, 2019 and adjusted the interest rate to a per annum rate equal to the greater of (1) the floating LIBOR rate plus a spread of 200 basis points and (2) 2.75%. The spread over floating LIBOR had previously been 237.5 basis points. The amendment also allows the maximum borrowing availability to be increased to $160 million during certain periods of expected increases in the volume of mortgage originations, specifically from September 25, 2018 to October 15, 2018 and from November 15, 2018 to February 4, 2019.
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
As of June 30, 2018, there was $67.7 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of June 30, 2018:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.1 to 1.0
Liquidity	≥	$6.25	$16.7
Adjusted Net Income	>	$0.0	$13.0
Tangible Net Worth	≥	$12.5	$25.7
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The MIF Repurchase Facility provides for a maximum borrowing availability of $35 million, which increased to $50 million from November 15, 2017 through February 1, 2018. The MIF Mortgage Repurchase Facility expires on October 29, 2018. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 250 or 275 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of June 30, 2018, there was $25.5 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants as of June 30, 2018.
Senior Notes.

5.625% Senior Notes. In August 2017, the Company issued $250 million aggregate principal amount of 5.625% Senior Notes due 2025. The 2025 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes. As of June 30, 2018, the Company was in compliance with all terms, conditions, and covenants under the indenture. Please see Note 8 to our financial statements for more information regarding the 2025 Senior Notes.

6.75% Senior Notes. In December 2015, the Company issued $300 million aggregate principal amount of 6.75% Senior Notes due 2021. The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of June 30, 2018, the Company was in compliance with all terms, conditions, and covenants under the indenture. Please see Note 8 to our financial statements for more information regarding the 2021 Senior Notes.

Weighted Average Borrowings. For the three months ended June 30, 2018 and 2017, our weighted average borrowings outstanding were $789.8 million and $649.0 million, respectively, with a weighted average interest rate of 6.18% and 5.70%, respectively. The increase in our weighted average borrowings related to the issuance of our $250.0 million aggregate principal amount of 2025 Senior Notes during the third quarter of 2017 in addition to increased borrowings under our Credit Facility on a weighted average basis during the second quarter of 2018 compared to the same period in 2017, partially offset by the maturity of our 2017 Convertible Senior Subordinated Notes in September 2017 and our 2018 Convertible Senior Subordinated Notes in March 2018. Our weighted average interest rate increased as a result of the issuance of the 2025 Senior Notes in the third quarter of 2017, which have a higher interest rate than the 3.0% rate on the 2018 Convertible Senior Subordinated Notes and the 3.25% rate on the 2017 Convertible Senior Subordinated Notes, which were both outstanding during prior year’s second quarter.

At June 30, 2018, we had $181.8 million of borrowings outstanding under the Credit Facility, an increase from having no outstanding borrowings at December 31, 2017. During the first half of 2018, we used the Credit Facility to fund our acquisition of Pinnacle Homes, a privately-held homebuilder in Detroit, Michigan, and repay that portion of our 2018 Convertible Senior Subordinated Notes that were not converted into common shares, in addition to investment in land and land development, construction of homes, mortgage loan originations, operating expenses, and working capital requirements. During the six months ended June 30, 2018, the average daily amount outstanding under the Credit Facility was $120.1 million and the maximum amount outstanding under the Credit Facility was $210.0 million. Based on our current anticipated spending on home construction, land acquisition and development in 2018, offset by expected cash receipts from home deliveries, we expect to continue to borrow under the Credit Facility during 2018, with an estimated peak amount outstanding not expected to exceed $325 million. The actual amount borrowed during 2018 (and the estimated peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt and any other extraordinary events or transactions.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $49.6 million of letters of credit issued and outstanding under the Credit Facility at June 30, 2018. During the six months ended June 30, 2018, the average daily amount of letters of credit outstanding under the Credit Facility was $44.5 million and the maximum amount of letters of credit outstanding under the Credit Facility was $49.6 million.

At June 30, 2018, M/I Financial had $67.7 million outstanding under the MIF Mortgage Warehousing Agreement.  During the six months ended June 30, 2018, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $44.6 million and the maximum amount outstanding was $128.1 million, which occurred during January, while the temporary increase provision was in effect and the maximum borrowing availability was $150.0 million.

At June 30, 2018, M/I Financial had $25.5 million outstanding under the MIF Mortgage Repurchase Facility.  During the six months ended June 30, 2018, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $19.6 million and the maximum amount outstanding was $40.1 million, which occurred during January, while the temporary increase provision was in effect and the maximum borrowing availability was $50.0 million.
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
CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the maturity of our $86.3 million in aggregate principal amount of 2018 Convertible Senior Subordinated Notes during the first quarter of 2018, as further discussed above in Note 8 to our financial statements and in our Liquidity and Capital Resources section.

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
Land Option Agreements.  In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both June 30, 2018 and December 31, 2017, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
At June 30, 2018, “Consolidated Inventory Not Owned” was $14.8 million. At June 30, 2018, the corresponding liability of $14.8 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of June 30, 2018 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $53.0 million, including cash deposits of $33.8 million, prepaid acquisition costs of $7.8 million, letters of credit of $7.3 million and $4.1 million of other non-cash deposits.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of June 30, 2018, the Company had outstanding $198.2 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through September 2024.  Included in this total are: (1) $140.8 million of performance and maintenance bonds and $42.5 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $7.3 million of financial letters of credit; and (3) $7.6 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
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

Interest Rate Lock Commitments: Interest rate lock commitments (“IRLCs”) are extended to certain homebuying customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to nine months.

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

The table below shows the notional amounts of our financial instruments at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2018	2017
Whole loan contracts and related committed IRLCs	$5,330	$2,182
Uncommitted IRLCs	123,897	50,746
FMBSs related to uncommitted IRLCs	126,000	53,000
Whole loan contracts and related mortgage loans held for sale	8,992	80,956
FMBSs related to mortgage loans held for sale	97,000	91,000
Mortgage loans held for sale covered by FMBSs	97,281	90,781

The table below shows the measurement of assets and liabilities at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2018	2017
Mortgage loans held for sale	$108,000	$171,580
Forward sales of mortgage-backed securities	(783)	177
Interest rate lock commitments	1,104	271
Whole loan contracts	(122)	12
Total	$108,199	$172,040

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2018	2017	2018	2017
Mortgage loans held for sale	$642	$(484)	$1,317	$4,390
Forward sales of mortgage-backed securities	(658)	1,280	(960)	369
Interest rate lock commitments	138	(748)	843	94
Whole loan contracts	(61)	305	(144)	71
Total gain recognized	$61	$353	$1,056	$4,924

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of June 30, 2018. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at June 30, 2018. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	6/30/2018
ASSETS:
Mortgage loans held for sale:
Fixed rate	$103,331	—	—	—	—	—	$103,331	$101,954
Weighted average interest rate	4.51%	—	—	—	—	—	4.51%
Variable rate	$6,088	—	—	—	—	—	$6,088	$6,046
Weighted average interest rate	4.24%	—	—	—	—	—	4.24%

LIABILITIES:
Long-term debt — fixed rate	$2,326	$1,213	$1,693	$301,286	$866	$250,000	$557,384	$547,955
Weighted average interest rate	5.49%	5.49%	5.49%	6.72%	5.75%	5.63%	6.23%
Short-term debt — variable rate	$274,963	—	—	—	—	—	$274,963	$274,963
Weighted average interest rate	4.41%	—	—	—	—	—	4.41%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its subsidiaries have received claims from homeowners in certain of our Florida communities (and been named as a defendant in legal proceedings initiated by certain of such homeowners) related to stucco on their homes. Please see Note 6 to the Company’s financial statements for further information regarding these stucco claims.

The Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial condition, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common shares during the three months ended June 30, 2018.

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

10.1
Second Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated June 22, 2018, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2018).

10.2
Commitment Increase Activation Notice dated June 29, 2018, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent. (Filed herewith).

10.3	New Lender Supplement, dated June 29, 2018, by and among M/I Homes, Inc., as borrower, Flagstar Bank, FSB, and PNC Bank, National Association, as administrative agent. (Filed herewith).

10.4	M/I Homes, Inc. 2018 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2018) (File No. 001-12434).

10.5	Form of Nonqualified Stock Option Award Agreement for Employees under the M/I Homes, Inc. 2018 Long-Term Incentive Plan (Filed herewith).

10.6	Form of Stock Units Award Agreement for Directors under the M/I Homes, Inc. 2018 Long-Term Incentive Plan (Filed herewith).

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	July 27, 2018	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	July 27, 2018	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)