Form 10-Q
period 2018-09-30
M I HOMES INC
filed 2018-10-26
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018

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
Common shares, par value $.01 per share: 27,923,936 shares outstanding as of October 24, 2018.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	September 30, 2018	December 31, 2017
	(unaudited)

ASSETS:
Cash, cash equivalents and restricted cash	$36,360	$151,703
Mortgage loans held for sale	115,189	171,580
Inventory	1,751,525	1,414,574
Property and equipment - net	28,691	26,816
Investment in joint venture arrangements	24,568	20,525
Deferred income tax asset	16,925	18,438
Goodwill	16,400	—
Other assets	68,677	61,135
TOTAL ASSETS	$2,058,335	$1,864,771

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$148,421	$117,233
Customer deposits	40,448	26,378
Other liabilities	116,651	131,534
Community development district obligations	16,101	13,049
Obligation for consolidated inventory not owned	21,897	21,545
Notes payable bank - homebuilding operations	222,700	—
Notes payable bank - financial services operations	104,026	168,195
Notes payable - other	8,838	10,576
Convertible senior subordinated notes due 2018 - net	—	86,132
Senior notes due 2021 - net	297,608	296,780
Senior notes due 2025 - net	246,441	246,051
TOTAL LIABILITIES	$1,223,131	$1,117,473

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $.01 par value; authorized 58,000,000 shares at both September 30, 2018 and December 31, 2017; issued 30,137,141 and 29,508,626 shares at September 30, 2018 and December 31, 2017, respectively	301	295
Additional paid-in capital	328,511	306,483
Retained earnings	548,585	473,329
Treasury shares - at cost - 2,003,778 and 1,651,874 shares at September 30, 2018 and December 31, 2017, respectively	(42,193)	(32,809)
TOTAL SHAREHOLDERS’ EQUITY	$835,204	$747,298
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,058,335	$1,864,771

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017

Revenue	$567,842	$476,423	$1,563,797	$1,340,269
Costs and expenses:
Land and housing	452,029	374,673	1,250,067	1,062,552
General and administrative	36,897	31,337	99,514	89,209
Selling	35,054	31,136	100,708	88,666
Acquisition and integration costs	—	—	1,700	—
Equity in income from joint venture arrangements	(44)	(71)	(268)	(198)
Interest	4,426	4,675	15,192	13,847
Total costs and expenses	528,362	441,750	1,466,913	1,254,076

Income before income taxes	39,480	34,673	96,884	86,193

Provision for income taxes	10,198	12,346	21,628	29,994

Net income	29,282	22,327	75,256	56,199

Preferred dividends	—	1,218	—	3,656
Excess of fair value over book value of preferred shares subject to redemption	—	2,257	—	2,257

Net income available to common shareholders	$29,282	$18,852	$75,256	$50,286

Earnings per common share:
Basic	$1.03	$0.74	$2.65	$2.00
Diluted	$1.01	$0.64	$2.56	$1.73

Weighted average shares outstanding:
Basic	28,469	25,581	28,389	25,106
Diluted	28,906	30,675	29,511	30,539

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Nine Months Ended September 30, 2018
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2017	27,856,752	$295	$306,483	$473,329	$(32,809)	$747,298
Net income	—	—	—	75,256	—	75,256
Common share issuance for conversion of convertible notes	628,515	6	20,303	—	—	20,309
Stock options exercised	24,220	—	(56)	—	482	426
Stock-based compensation expense	—	—	3,771	—	—	3,771
Repurchase of common shares	(437,490)	—	—	—	(11,085)	(11,085)
Deferral of executive and director compensation	—	—	184	—	—	184
Executive and director deferred compensation distributions	61,366	—	(2,174)	—	1,219	(955)
Balance at September 30, 2018	28,133,363	$301	$328,511	$548,585	$(42,193)	$835,204

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
OPERATING ACTIVITIES:
Net income	$75,256	$56,199
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income from joint venture arrangements	(268)	(198)
Mortgage loan originations	(828,400)	(732,587)
Proceeds from the sale of mortgage loans	884,725	798,946
Fair value adjustment of mortgage loans held for sale	66	(4,326)
Capitalization of originated mortgage servicing rights	(3,649)	(3,873)
Amortization of mortgage servicing rights	580	789
Depreciation	8,064	7,078
Amortization of debt discount and debt issue costs	2,110	2,632
Stock-based compensation expense	3,771	4,034
Deferred income tax expense	1,513	1,306
Change in assets and liabilities:
Inventory	(221,279)	(212,660)
Other assets	(6,447)	4,763
Accounts payable	20,660	17,386
Customer deposits	9,914	8,427
Accrued compensation	(10,199)	(9,341)
Other liabilities	(10,312)	(4,600)
Net cash used in operating activities	(73,895)	(66,025)

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,866)	(6,017)
Return of capital from joint venture arrangements	676	1,833
Acquisition	(100,960)	—
Investment in joint venture arrangements	(20,487)	(8,439)
Net proceeds from sale of mortgage servicing rights	5,111	7,558
Net cash used in investing activities	(121,526)	(5,065)

FINANCING ACTIVITIES:
Repayment of convertible senior subordinated notes due 2018	(65,941)	—
Net proceeds from issuance of senior notes	—	250,000
Proceeds from bank borrowings - homebuilding operations	519,900	366,500
Repayment of bank borrowings - homebuilding operations	(297,200)	(406,800)
Net repayment of bank borrowings - financial services operations	(64,169)	(61,620)
Principal repayment of notes payable - other and community development district bond obligations	(1,738)	(2,358)
Dividends paid on preferred shares	—	(3,656)
Repurchases of common shares	(11,085)	—
Debt issue costs	(115)	(6,572)
Proceeds from exercise of stock options	426	4,791
Net cash provided by financing activities	80,078	140,285
Net (decrease) increase in cash, cash equivalents and restricted cash	(115,343)	69,195
Cash, cash equivalents and restricted cash balance at beginning of period	151,703	34,441
Cash, cash equivalents and restricted cash balance at end of period	$36,360	$103,636

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$21,833	$15,386
Income taxes	$17,784	$27,702

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$3,052	$4,822
Consolidated inventory not owned	$352	$14,675
Distribution of single-family lots from joint venture arrangements	$16,036	$11,839
Common stock issued for conversion of convertible notes	$20,309	$57,500
Reclassification of preferred shares subject to redemption	$—	$50,420

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

Significant Accounting Policies

We believe that there have been no significant changes to our significant accounting policies during the quarter ended September 30, 2018 as compared to those disclosed in our 2017 Form 10-K, other than the changes described below.
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

The following table presents our revenues disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018 (a)	2017	2018	2017

Midwest homebuilding	$236,803	$180,488	$622,325	$495,379
Southern homebuilding	221,044	176,502	649,014	504,647
Mid-Atlantic homebuilding	97,802	107,670	253,363	302,305
Financial services (b)	12,193	11,763	39,095	37,938
Total revenue	$567,842	$476,423	$1,563,797	$1,340,269

(a)	As noted above, prior period amounts have not been adjusted under the cumulative catch-up transition method.

(b)
Revenues include $0.2 million and $1.2 million related to hedging losses for the three months ended September 30, 2018 and 2017. Revenues include $3.0 million and $1.3 million related to hedging gains for the nine months ended September 30, 2018 and 2017, respectively. Hedging gains (losses) do not represent revenues recognized from contracts with customers.

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018 (a)	2017	2018	2017

Housing	$554,820	$459,342	$1,518,278	$1,289,893
Land sales	829	5,318	6,424	12,438
Financial services (b)	12,193	11,763	39,095	37,938
Total revenue	$567,842	$476,423	$1,563,797	$1,340,269

(a)	As noted above, prior period amounts have not been adjusted under the cumulative catch-up transition method.

(b)
Revenues include $0.2 million and $1.2 million related to hedging losses for the three months ended September 30, 2018 and 2017. Revenues include $3.0 million and $1.3 million related to hedging gains for the nine months ended September 30, 2018 and 2017, respectively. Hedging gains (losses) do not represent revenues recognized from contracts with customers.

Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. Because the purchase price allocation is subject to change within a measurement period of up to one year from the acquisition date pursuant to ASC 805, in connection with the Company’s acquisition of the homebuilding assets and operations of Pinnacle Homes in Detroit, Michigan, the Company recorded a provisional amount of goodwill of approximately $16.4 million as of September 30, 2018, which is included as Goodwill in our Unaudited Condensed Consolidated Balance Sheets. This provisional amount was based on the estimated fair values of the acquired assets and assumed liabilities at the date of the acquisition in accordance with ASC 350, Intangibles, Goodwill and Other (“ASC 350”). Please see Note 7 to the Company’s financial statements for further discussion.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. As a result of this ASU, the Company will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  ASU 2017-04 is effective beginning January 1, 2020, with early adoption permitted, and applied prospectively. The Company elected to early adopt this ASU effective for the current reporting period in its impairment testing and analyses. The adoption of ASU 2017-04 on January 1, 2018 did not have an impact on the Company’s consolidated financial statements and disclosures as it will perform its annual goodwill impairment analysis during the fourth quarter of 2018 (as no indicators for impairment existed at September 30, 2018).

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

In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842; otherwise, an entity should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. This ASU is not expected to have a significant impact on the Company's expected impact of the adoption of ASU 2016-02 (discussed above) or its consolidated financial statements and disclosures.

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

In July 2018, the FASB issued ASU 2018-09, Codification Improvements (“ASU 2018-09”). ASU 2018-09 amends a variety of topics in the FASB’s Accounting Standards Codification. The transition and effective date of the guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments include transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company does not believe the adoption of ASU 2018-09 will have a material impact on the Company’s consolidated financial statements and disclosures.
In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. This ASU includes certain clarifications to address potential narrow-scope implementation issues which we are incorporating into our assessment and adoption of ASU 2016-02. The amendments in this ASU are effective in the same time-frame as ASU 2016-02 as discussed above.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This ASU allows entities to not recast comparative periods in transition to ASC 842 and instead report the comparative periods presented in the period of adoption under ASC 840. The ASU also includes a practical expedient for lessors to not separate the lease and non-lease components of a contract. The amendments in this ASU are effective in the same time-frame as ASU 2016-02 as discussed above. We are incorporating this ASU into our assessment and adoption of ASU 2016-02.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU modifies the disclosure requirements for fair value measurements. This ASU removes the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For all entities, ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the effect that this guidance will have on our consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”). This ASU requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. The guidance may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption. For public entities, ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the effect that this guidance will have on our consolidated financial statements and disclosures.

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
A summary of the Company’s inventory as of September 30, 2018 and December 31, 2017 is as follows:

(In thousands)	September 30, 2018	December 31, 2017
Single-family lots, land and land development costs	$754,322	$687,260
Land held for sale	14,312	6,491
Homes under construction	831,129	579,051
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2018 - $14,194; December 31, 2017 - $12,715)	81,642	74,622
Community development district infrastructure	16,101	13,049
Land purchase deposits	32,122	32,556
Consolidated inventory not owned	21,897	21,545
Total inventory	$1,751,525	$1,414,574

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of September 30, 2018 and December 31, 2017, we had 1,436 homes (with a carrying value of $296.4 million) and 1,134 homes (with a carrying value of $242.7 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.

We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $16.1 million and $13.0 million liability related to these CDD bond obligations as of September 30, 2018 and December 31, 2017, respectively, along with the related inventory infrastructure.

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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Capitalized interest, beginning of period	$19,252	$16,465	$17,169	$16,012
Interest capitalized to inventory	8,047	6,178	21,197	15,240
Capitalized interest charged to land and housing costs and expenses	(6,278)	(4,988)	(17,345)	(13,597)
Capitalized interest, end of period	$21,021	$17,655	$21,021	$17,655

Interest incurred	$12,473	$10,853	$36,389	$29,087
NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During the nine-month period ended September 30, 2018, we increased our total investment in such joint venture arrangements by $4.1 million from $20.5 million at December 31, 2017 to $24.6 million at September 30, 2018, which was driven primarily by our cash contributions to our unconsolidated joint ventures during the first nine months of 2018 of $20.5 million, offset, in part, by our increased lot distributions from unconsolidated joint ventures of $16.0 million.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of September 30, 2018 is the amount invested of $24.6 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets, although we expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company’s ownership in these LLCs as of both September 30, 2018 and December 31, 2017 ranged from 25% to 97%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC.
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
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the Company’s 2017 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2018 and December 31, 2017, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The table below shows the notional amounts of our financial instruments at September 30, 2018 and December 31, 2017:

Description of Financial Instrument (in thousands)	September 30, 2018	December 31, 2017
Whole loan contracts and related committed IRLCs	$8,163	$2,182
Uncommitted IRLCs	135,450	50,746
FMBSs related to uncommitted IRLCs	143,000	53,000
Whole loan contracts and related mortgage loans held for sale	11,015	80,956
FMBSs related to mortgage loans held for sale	103,000	91,000
Mortgage loans held for sale covered by FMBSs	103,258	90,781
The table below shows the level and measurement of assets and liabilities measured on a recurring basis at September 30, 2018 and December 31, 2017:

Description of Financial Instrument (in thousands)	Fair Value Measurements September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$115,189	$—	$115,189	$—
Forward sales of mortgage-backed securities	1,624	—	1,624	—
Interest rate lock commitments	384	—	384	—
Whole loan contracts	87	—	87	—
Total	$117,284	$—	$117,284	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$171,580	$—	$171,580	$—
Forward sales of mortgage-backed securities	177	—	177	—
Interest rate lock commitments	271	—	271	—
Whole loan contracts	12	—	12	—
Total	$172,040	$—	$172,040	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2018	2017	2018	2017
Mortgage loans held for sale	$(1,383)	$(64)	$(66)	$4,326
Forward sales of mortgage-backed securities	2,407	(128)	1,447	241
Interest rate lock commitments	(763)	22	80	116
Whole loan contracts	252	(41)	108	30
Total gain (loss) recognized	$513	$(211)	$1,569	$4,713

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	September 30, 2018		September 30, 2018
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$1,624	Other liabilities	$—
Interest rate lock commitments	Other assets	384	Other liabilities	—
Whole loan contracts	Other assets	87	Other liabilities	—
Total fair value measurements		$2,095		$—

	Asset Derivatives		Liability Derivatives
	December 31, 2017		December 31, 2017
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$177	Other liabilities	$—
Interest rate lock commitments	Other assets	271	Other liabilities	—
Whole loan contracts	Other assets	12	Other liabilities	—
Total fair value measurements		$460		$—
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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and nine months ended September 30, 2018 and 2017, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. Please see Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the Company’s 2017 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and nine months ended September 30, 2018 and 2017, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
Asset Held For Sale.  The Company measures assets held for sale at fair value on a nonrecurring basis and records impairment charges when the assets are deemed to be impaired. Assets held for sale are reported at the lower of cost or fair value. Cost to sell are accrued separately. Our home office building in Columbus, Ohio met the held for sale classification criteria for the period ended September 30, 2018 as it was being actively marketed. The carrying value of the building as of September 30, 2018 was $5.6 million. The Company estimated the fair value of the building using the market values for similar properties, and the building was considered a Level 2 asset as defined in ASC 820, “Fair Value Measurements.” During the three and nine months ended September 30, 2018, the Company did not record any impairment charges on its asset held for sale.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

	September 30, 2018		December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$36,360	$36,360	$151,703	$151,703
Mortgage loans held for sale	115,189	115,189	171,580	171,580
Split dollar life insurance policies	209	209	209	209
Commitments to extend real estate loans	384	384	271	271
Whole loan contracts for committed IRLCs and mortgage loans held for sale	87	87	12	12
Forward sales of mortgage-backed securities	1,624	1,624	177	177
Liabilities:
Notes payable - homebuilding operations	222,700	222,700	—	—
Notes payable - financial services operations	104,026	104,026	168,195	168,195
Notes payable - other	8,838	8,109	10,576	9,437
Convertible senior subordinated notes due 2018 (a)	—	—	86,250	93,581
Senior notes due 2021 (a)	300,000	305,250	300,000	310,875
Senior notes due 2025 (a)	250,000	233,438	250,000	252,500
Off-Balance Sheet Financial Instruments:
Letters of credit	—	1,087	—	1,083

(a)
Our senior notes and convertible senior subordinated notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at September 30, 2018 and December 31, 2017:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Whole loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Convertible Senior Subordinated Notes due 2018, Senior Notes due 2021 and Senior Notes due 2025. The fair value of these financial instruments was determined based upon market quotes at September 30, 2018 and December 31, 2017. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policy and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended September 30, 2018 under the Company’s $500 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the one-month LIBOR rate plus a margin of 250 basis points, and thus the carrying value is a reasonable estimate of fair value. Please see Note 8 to our financial statements for additional information regarding the Credit Facility.

Notes Payable - Financial Services Operations. M/I Financial, LLC (“M/I Financial”) is a party to two credit agreements: (1) a $125 million secured mortgage warehousing agreement (which increases to $160 million during certain periods), as most recently amended on June 22, 2018 (the “MIF Mortgage Warehousing Agreement”); and (2) a $35 million mortgage repurchase agreement, as amended and restated on October 30, 2017 (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the third quarter of 2018 fluctuated with LIBOR. Please see Note 8 to our financial statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
Letters of Credit. Letters of credit of $48.8 million and $49.7 million represent potential commitments at September 30, 2018 and December 31, 2017, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $81.9 million and $46.8 million were covered under these guarantees as of September 30, 2018 and December 31, 2017, respectively.  The increase in loans covered by these guarantees from December 31, 2017 is a result of a change in the mix of investors and their related purchase terms.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at September 30, 2018, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $0.6 million and $1.2 million at September 30, 2018 and December 31, 2017, respectively.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of September 30, 2018 and December 31, 2017, the total of all loans indemnified to third party insurers relating to the above agreements was $1.0 million and $1.3 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company recorded a liability relating to the guarantees described above totaling $0.6 million and $0.8 million at September 30, 2018 and December 31, 2017, respectively, which is management’s best estimate of the Company’s liability.
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
A summary of warranty activity for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Warranty reserves, beginning of period	$23,279	$30,303	$26,133	$27,732
Warranty expense on homes delivered during the period	3,353	2,882	9,195	8,094
Changes in estimates for pre-existing warranties	417	92	882	1,154
Charges related to stucco-related claims (a)	—	—	—	8,500
Settlements made during the period	(4,508)	(6,209)	(13,669)	(18,412)
Warranty reserves, end of period	$22,541	$27,068	$22,541	$27,068

(a)	Estimated stucco-related repair costs, as described below, have been included in warranty accruals.
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
We did not record any additional warranty charges for stucco-related repair costs during the third quarter of 2018 or the nine months ended September 30, 2018. The remaining reserve for both known repair costs and an estimate of future costs of stucco-related repairs at September 30, 2018 included within our warranty reserve was $5.6 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of September 30, 2018.
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
We also are continuing to investigate the extent to which we may be able to recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of September 30, 2018, we are unable to estimate an amount, if any, that we believe is probable to be recovered from these sources and, accordingly, we have not recorded a receivable for estimated recoveries nor included an estimated amount of recoveries in determining our warranty reserves.

Performance Bonds and Letters of Credit

At September 30, 2018, the Company had outstanding approximately $205.9 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2026. Included in this total are: (1) $150.3 million of performance and maintenance bonds and $38.2 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $10.6 million of financial letters of credit, of which $10.1 million represent deposits on land and lot purchase agreements; and (3) $6.8 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At September 30, 2018, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $699.9 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters

In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At September 30, 2018 and December 31, 2017, we had $0.2 million and $0.4 million reserved for legal expenses, respectively.
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

Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. Because the purchase price allocation is subject to change within a measurement period of up to one year from the acquisition date pursuant to ASC 805, in connection with the Company’s acquisition of the homebuilding assets and operations of Pinnacle Homes in Detroit, Michigan described above, the Company recorded a provisional amount of goodwill of approximately $16.4 million as of September 30, 2018, which is included as Goodwill in our Unaudited Condensed Consolidated Balance Sheets. This provisional amount was based on the estimated fair values of the acquired assets and liabilities at the date of the acquisition in accordance with ASC 350, Intangibles, Goodwill and Other (“ASC 350”).

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. As of September 30, 2018, there were no indicators that our goodwill was impaired.
NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides an aggregate commitment amount of $500 million, including a $125 million sub-facility for letters of credit. The Credit Facility expires on July 18, 2021. Interest on amounts borrowed under the Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of the one-month LIBOR rate plus a margin of 250 basis points. The margin is subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio. The Credit Facility also contains certain financial covenants. At September 30, 2018, the Company was in compliance with all financial covenants of the Credit Facility.

The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $664.2 million of availability for additional senior debt at September 30, 2018. As a result, the full $500 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At September 30, 2018, there were $222.7 million of borrowings outstanding and $48.8 million of letters of credit outstanding, leaving net remaining borrowing availability of $228.5 million.
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
During the third quarter of 2018, the Company was a party to a secured credit agreement (the “Letter of Credit Facility”) which allowed for the issuance of letters of credit up to a total of $1.0 million secured by cash collateral. The Company elected not to extend the maturity of its Letter of Credit Facility, which expired on September 30, 2018. There were no letters of credit remaining outstanding at the time of maturity. At December 31, 2017, there was $0.6 million of outstanding letters of credit in aggregate under the Letter of Credit Facility, which were collateralized with $0.6 million of the Company’s cash.
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $125 million, which may be increased to $160 million during certain periods of expected increases in the volume of mortgage originations, specifically from September 25, 2018 to October 15, 2018 and from November 15, 2018 to February 4, 2019. The MIF Mortgage Warehousing Agreement expires on June 21, 2019. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the floating LIBOR rate plus a spread of 200 basis points. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At September 30, 2018, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $35 million which increased to $50 million from November 15, 2017 through February 1, 2018 (a period during which we typically experience higher mortgage origination volume). The MIF Mortgage Repurchase Facility expires on October 29, 2018. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 212.5 or 250 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At September 30, 2018, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At September 30, 2018 and December 31, 2017, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $195.0 million and $200.0 million, respectively. At September 30, 2018 and December 31, 2017, M/I Financial had $104.0 million and $168.2 million outstanding on a combined basis under its credit facilities, respectively.
Senior Notes
As of both September 30, 2018 and December 31, 2017, we had $250.0 million of our 2025 Senior Notes outstanding. The 2025 Senior Notes bear interest at a rate of 5.625% per year, payable semiannually in arrears on February 1 and August 1 of each year (commencing on February 1, 2018), and mature on August 1, 2025. We may redeem all or any portion of the 2025 Senior Notes on or after August 1, 2020 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 104.219% of the principal amount outstanding, but will decline to 102.813% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2021, will further decline to 101.406% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2022 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after August 1, 2023, but prior to maturity.

As of both September 30, 2018 and December 31, 2017, we had $300.0 million of our 2021 Senior Notes outstanding. The 2021 Senior Notes bear interest at a rate of 6.75% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2021. As of January 15, 2018, we may redeem all or any portion of the 2021 Senior Notes at 103.375% of the principal amount outstanding. This rate declines to 101.688% of the principal amount outstanding if redeemed during the 12-month period beginning on January 15, 2019, and will further decline to 100.000% of the principal amount outstanding if redeemed on or after January 15, 2020, but prior to maturity.
The 2025 Senior Notes and the 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes. As of September 30, 2018, the Company was in compliance with all terms, conditions, and covenants under the indentures.
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
The indenture governing our 2025 Senior Notes and the indenture governing the 2021 Senior Notes limit our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures. In each case, the “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The restricted payments basket was $215.7 million and $176.1 million at September 30, 2018 and December 31, 2017, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors.
Convertible Senior Subordinated Notes
On March 1, 2013, the Company issued $86.3 million in aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”). The 2018 Convertible Senior Subordinated Notes matured on March 1, 2018. As a result of conversion elections made by holders of the 2018 Convertible Senior Subordinated Notes, (1) approximately $20.3 million in aggregate principal amount of the 2018 Convertible Senior Subordinated Notes were converted and settled through the issuance of approximately 0.629 million of our common shares (at a conversion price per common share of $32.31) and (2) the Company repaid in cash approximately $65.9 million in aggregate principal amount of the 2018 Convertible Senior Subordinated Notes at maturity. On December 31, 2017, we had $86.3 million of our 2018 Convertible Senior Subordinated Notes outstanding.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $8.8 million and $10.6 million as of September 30, 2018 and December 31, 2017, respectively.  The balance is made up of notes payable acquired in the normal course of business.

NOTE 9. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
NUMERATOR
Net income	$29,282	$22,327	$75,256	$56,199
Preferred stock dividends (a)	—	(1,218)	—	(3,656)
Excess of fair value over book value of preferred shares subject to redemption	—	(2,257)	—	(2,257)
Net income available to common shareholders	29,282	18,852	75,256	50,286
Interest on 3.25% convertible senior subordinated notes due 2017 (b)	—	324	—	1,106
Interest on 3.00% convertible senior subordinated notes due 2018 (c)	—	530	408	1,586
Diluted income available to common shareholders	$29,282	$19,706	$75,664	$52,978
DENOMINATOR
Basic weighted average shares outstanding	28,469	25,581	28,389	25,106
Effect of dilutive securities:
Stock option awards	220	248	346	302
Deferred compensation awards	217	237	202	207
3.25% convertible senior subordinated notes due 2017 (b)	—	1,940	—	2,255
3.00% convertible senior subordinated notes due 2018 (c)	—	2,669	574	2,669
Diluted weighted average shares outstanding - adjusted for assumed conversions	28,906	30,675	29,511	30,539
Earnings per common share:
Basic	$1.03	$0.74	$2.65	$2.00
Diluted	$1.01	$0.64	$2.56	$1.73
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	437	—	363	31

(a)
The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share of the Company (the “Series A Preferred Shares”), or 4,000 Series A Preferred Shares in the aggregate.  On April 10, 2013, the Company redeemed 2,000 of its Series A Preferred Shares (and the 2,000,000 related depositary shares) for an aggregate redemption price of approximately $50.4 million in cash. On October 16, 2017, the Company redeemed the remaining 2,000 outstanding Series A Preferred Shares (and the 2,000,000 related depositary shares) for an aggregate redemption price of approximately $50.4 million in cash. The Company declared and paid a quarterly cash dividend of $609.375 per share on its then outstanding Series A Preferred Shares in each of the first, second and third quarter of 2017, for an aggregate dividend payment on the Series A Preferred Shares of $1.2 million and $3.7 million in the three and nine months ended September 30, 2017, respectively.

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

For the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, the effect of our convertible debt then outstanding was included in the diluted earnings per share calculations.
NOTE 10. Income Taxes
During the three and nine months ended September 30, 2018, the Company recorded a tax provision of $10.2 million and $21.6 million, respectively, which reflects income tax expense related to the periods’ income before income taxes. The effective tax rate for the three and nine months ended September 30, 2018 was 25.8% and 22.3%, respectively. Our 2018 tax rates for these periods primarily reflect the lower corporate tax rate of 21% as a result of the Tax Act when compared to 2017 federal rates. In addition, during the nine months ended September 30, 2018, we recorded a $3.0 million tax benefit primarily related to the retroactive reinstatement of energy efficient homes tax credits to 2017 for which we obtained certifications in 2018. The Company is still analyzing certain aspects of the Tax Act and expects the final impact to be determined in conjunction with its tax return filings in the fourth quarter of 2018. During the three and nine months ended September 30, 2017, the Company recorded a tax provision of $12.3 million and $30.0 million, which reflects income tax expense related to the periods’ income before income taxes. The effective tax rate for the three and nine months ended September 30, 2017 was 35.6% and 34.8%, respectively, which included the former 35% corporate tax rate and tax expense related to the expected tax benefits for the domestic production activities deduction.
The Company had $3.4 million of state NOL carryforwards, net of the federal benefit, at September 30, 2018. Our state NOLs may be carried forward from one to 15 years, depending on the tax jurisdiction, with $1.1 million expiring between 2022 and 2027 and $2.3 million expiring between 2028 and 2032, absent sufficient state taxable income.
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
San Antonio, Texas

The following table shows, by segment: revenue, operating income and interest expense for the three and nine months ended September 30, 2018 and 2017, as well as the Company’s income before income taxes for such periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Revenue:
Midwest homebuilding	$236,803	$180,488	$622,325	$495,379
Southern homebuilding	221,044	176,502	649,014	504,647
Mid-Atlantic homebuilding	97,802	107,670	253,363	302,305
Financial services (a)	12,193	11,763	39,095	37,938
Total revenue	$567,842	$476,423	$1,563,797	$1,340,269

Operating income:
Midwest homebuilding (b)	$24,179	$20,887	$55,377	$53,730
Southern homebuilding (c)	18,922	13,082	53,142	26,503
Mid-Atlantic homebuilding	8,211	9,969	15,909	26,810
Financial services (a)	5,681	5,887	21,159	21,977
Less: Corporate selling, general and administrative expense	(13,131)	(10,548)	(32,079)	(29,178)
Total operating income (b) (c)	$43,862	$39,277	$113,508	$99,842

Interest expense:
Midwest homebuilding	$1,297	$1,319	$5,175	$3,559
Southern homebuilding	1,679	2,143	5,874	6,311
Mid-Atlantic homebuilding	615	557	1,844	1,988
Financial services (a)	835	656	2,299	1,989
Total interest expense	$4,426	$4,675	$15,192	$13,847

Equity in income from joint venture arrangements	(44)	(71)	(268)	(198)
Acquisition and integration costs (d)	—	—	1,700	—

Income before income taxes	$39,480	$34,673	$96,884	$86,193

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

(b)
Includes $0.7 million and $4.5 million of charges related to purchase accounting adjustments taken during the three and nine months ended September 30, 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
Includes an $8.5 million charge for stucco-related repair costs in certain of our Florida communities taken during the nine months ended September 30, 2017 (as more fully discussed in Note 6 to our financial statements).

(d)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our recent acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

The following tables show total assets by segment at September 30, 2018 and December 31, 2017:

	September 30, 2018
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$5,480	$20,194		$6,448	$—	$32,122
Inventory (a)	716,502	736,966		265,935	—	1,719,403
Investments in joint venture arrangements	534	5,342		18,692	—	24,568
Other assets	27,820	46,036	(b)	8,331	200,055	282,242
Total assets	$750,336	$808,538		$299,406	$200,055	$2,058,335

	December 31, 2017
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,933	$20,719		$6,904	$—	$32,556
Inventory (a)	500,671	636,019		245,328	—	1,382,018
Investments in joint venture arrangements	4,410	9,677		6,438	—	20,525
Other assets	13,573	38,784	(b)	13,311	364,004	429,672
Total assets	$523,587	$705,199		$271,981	$364,004	$1,864,771

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
As of September 30, 2018, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$555,649	$12,193	$—	$567,842
Costs and expenses:
Land and housing	—	452,029	—	—	452,029
General and administrative	—	30,180	6,717	—	36,897
Selling	—	35,054	—	—	35,054
Equity in income from joint venture arrangements	—	—	(44)	—	(44)
Interest	—	3,592	834	—	4,426
Total costs and expenses	—	520,855	7,507	—	528,362

Income before income taxes	—	34,794	4,686	—	39,480

Provision for income taxes	—	9,253	945	—	10,198

Equity in subsidiaries	29,282	—	—	(29,282)	—

Net income	$29,282	$25,541	$3,741	$(29,282)	$29,282

	Three Months Ended September 30, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$464,660	$11,763	$—	$476,423
Costs and expenses:
Land and housing	—	374,673	—	—	374,673
General and administrative	—	25,263	6,074	—	31,337
Selling	—	31,136	—	—	31,136
Equity in income from joint venture arrangements	—	—	(71)	—	(71)
Interest	—	4,019	656	—	4,675
Total costs and expenses	—	435,091	6,659	—	441,750

Income before income taxes	—	29,569	5,104	—	34,673

Provision for income taxes	—	10,672	1,674	—	12,346

Equity in subsidiaries	22,327	—	—	(22,327)	—

Net income	22,327	18,897	3,430	(22,327)	22,327

Preferred dividends	1,218	—	—	—	1,218
Excess of fair value over book value of preferred shares subject to redemption	2,257	—	—	—	2,257

Net income available to common shareholders	$18,852	$18,897	$3,430	$(22,327)	$18,852

	Nine Months Ended September 30, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,524,702	$39,095	$—	$1,563,797
Costs and expenses:
Land and housing	—	1,250,067	—	—	1,250,067
General and administrative	—	80,921	18,593	—	99,514
Selling	—	100,708	—	—	100,708
Acquisition and integration costs	—	1,700	—	—	1,700
Equity in income from joint venture arrangements	—	—	(268)	—	(268)
Interest	—	12,893	2,299	—	15,192
Total costs and expenses	—	1,446,289	20,624	—	1,466,913

Income before income taxes	—	78,413	18,471	—	96,884

Provision for income taxes	—	17,711	3,917	—	21,628

Equity in subsidiaries	75,256	—	—	(75,256)	—

Net income	$75,256	$60,702	$14,554	$(75,256)	$75,256

	Nine Months Ended September 30, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,302,331	$37,938	$—	$1,340,269
Costs and expenses:
Land and housing	—	1,062,552	—	—	1,062,552
General and administrative	—	72,638	16,571	—	89,209
Selling	—	88,666	—	—	88,666
Equity in income from joint venture arrangements	—	—	(198)	—	(198)
Interest	—	11,858	1,989	—	13,847
Total costs and expenses	—	1,235,714	18,362	—	1,254,076

Income before income taxes	—	66,617	19,576	—	86,193

Provision for income taxes	—	23,407	6,587	—	29,994

Equity in subsidiaries	56,199	—	—	(56,199)	—

Net income	56,199	43,210	12,989	(56,199)	56,199

Preferred dividends	3,656	—	—	—	3,656
Excess of fair value over book value of preferred shares redeemed	2,257	—	—	—	2,257

Net income available to common shareholders	$50,286	$43,210	$12,989	$(56,199)	$50,286

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$21,494	$14,866	$—	$36,360
Mortgage loans held for sale	—	—	115,189	—	115,189
Inventory	—	1,751,525	—	—	1,751,525
Property and equipment - net	—	27,715	976	—	28,691
Investment in joint venture arrangements	—	22,073	2,495	—	24,568
Deferred income tax asset	—	16,925	—	—	16,925
Investment in subsidiaries	786,063	—	—	(786,063)	—
Intercompany assets	590,635	—	—	(590,635)	—
Goodwill	—	16,400	—	—	16,400
Other assets	2,555	56,215	9,907	—	68,677
TOTAL ASSETS	$1,379,253	$1,912,347	$143,433	$(1,376,698)	$2,058,335

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$147,435	$986	$—	$148,421
Customer deposits	—	40,448	—	—	40,448
Intercompany liabilities	—	589,507	1,128	(590,635)	—
Other liabilities	—	111,902	4,749	—	116,651
Community development district obligations	—	16,101	—	—	16,101
Obligation for consolidated inventory not owned	—	21,897	—	—	21,897
Notes payable bank - homebuilding operations	—	222,700	—	—	222,700
Notes payable bank - financial services operations	—	—	104,026	—	104,026
Notes payable - other	—	8,838	—	—	8,838
Senior notes due 2021 - net	297,608	—	—	—	297,608
Senior notes due 2025 - net	246,441	—	—	—	246,441
TOTAL LIABILITIES	544,049	1,158,828	110,889	(590,635)	1,223,131

SHAREHOLDERS’ EQUITY	835,204	753,519	32,544	(786,063)	835,204

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,379,253	$1,912,347	$143,433	$(1,376,698)	$2,058,335

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$131,522	$20,181	$—	$151,703
Mortgage loans held for sale	—	—	171,580	—	171,580
Inventory	—	1,414,574	—	—	1,414,574
Property and equipment - net	—	25,815	1,001	—	26,816
Investment in joint venture arrangements	—	13,930	6,595	—	20,525
Deferred income tax asset	—	18,438	—	—	18,438
Investment in subsidiaries	722,508	—	—	(722,508)	—
Intercompany assets	650,599	—	—	(650,599)	—
Other assets	3,154	48,430	9,551	—	61,135
TOTAL ASSETS	$1,376,261	$1,652,709	$208,908	$(1,373,107)	$1,864,771

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$116,773	$460	$—	$117,233
Customer deposits	—	26,378	—	—	26,378
Intercompany liabilities	—	645,048	5,551	(650,599)	—
Other liabilities	—	126,522	5,012	—	131,534
Community development district obligations	—	13,049	—	—	13,049
Obligation for consolidated inventory not owned	—	21,545	—	—	21,545
Notes payable bank - financial services operations	—	—	168,195	—	168,195
Notes payable - other	—	10,576	—	—	10,576
Convertible senior subordinated notes due 2018 - net	86,132	—	—	—	86,132
Senior notes due 2021 - net	296,780	—	—	—	296,780
Senior notes due 2025 - net	246,051	—	—	—	246,051
TOTAL LIABILITIES	628,963	959,891	179,218	(650,599)	1,117,473

SHAREHOLDERS’ EQUITY	747,298	692,818	29,690	(722,508)	747,298

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,376,261	$1,652,709	$208,908	$(1,373,107)	$1,864,771

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$11,700	$(144,828)	$70,933	$(11,700)	$(73,895)

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,636)	(230)	—	(5,866)
Acquisition	—	(100,960)	—	—	(100,960)
Intercompany investing	(1,041)	—	—	1,041	—
Investments in and advances to joint venture arrangements	—	(19,412)	(1,075)	—	(20,487)
Return of capital from unconsolidated joint ventures	—	—	676	—	676
Net proceeds from the sale of mortgage servicing rights	—	—	5,111	—	5,111
Net cash (used in) provided by investing activities	(1,041)	(126,008)	4,482	1,041	(121,526)

FINANCING ACTIVITIES:
Repayment of convertible senior subordinated notes due 2018	—	(65,941)	—	—	(65,941)
Proceeds from bank borrowings - homebuilding operations	—	519,900	—	—	519,900
Principal repayments of bank borrowings - homebuilding operations	—	(297,200)	—	—	(297,200)
Net repayments of bank borrowings - financial services operations	—	—	(64,169)	—	(64,169)
Principal repayment of notes payable - other and CDD bond obligations	—	(1,738)	—	—	(1,738)
Proceeds from exercise of stock options	426	—	—	—	426
Intercompany financing	—	5,862	(4,821)	(1,041)	—
Repurchase of common shares	(11,085)	—	—	—	(11,085)
Dividends paid	—	—	(11,700)	11,700	—
Debt issue costs	—	(75)	(40)	—	(115)
Net cash (used in) provided by financing activities	(10,659)	160,808	(80,730)	10,659	80,078

Net decrease in cash, cash equivalents and restricted cash	—	(110,028)	(5,315)	—	(115,343)
Cash, cash equivalents and restricted cash balance at beginning of period	—	131,522	20,181	—	151,703
Cash, cash equivalents and restricted cash balance at end of period	$—	$21,494	$14,866	$—	$36,360

	Nine Months Ended September 30, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$12,031	$(152,148)	$86,123	$(12,031)	$(66,025)

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,848)	(169)	—	(6,017)
Intercompany Investing	(13,166)	—	—	13,166	—
Investments in and advances to joint venture arrangements	—	(3,401)	(5,038)	—	(8,439)
Return of capital from unconsolidated joint ventures	—	—	1,833	—	1,833
Net proceeds from the sale of mortgage servicing rights	—	—	7,558	—	7,558
Net cash (used in) provided by investing activities	(13,166)	(9,249)	4,184	13,166	(5,065)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	366,500	—	—	366,500
Principal repayments of bank borrowings - homebuilding operations	—	(406,800)	—	—	(406,800)
Net repayments of bank borrowings - financial services operations	—	—	(61,620)	—	(61,620)
Principal repayments of notes payable - other and CDD bond obligations	—	(2,358)	—	—	(2,358)
Proceeds from issuance of senior notes	—	250,000	—	—	250,000
Intercompany financing	—	22,141	(8,975)	(13,166)	—
Dividends paid	(3,656)	—	(12,031)	12,031	(3,656)
Debt issue costs	—	(6,509)	(63)	—	(6,572)
Proceeds from exercise of stock options	4,791	—	—	—	4,791
Net cash provided by (used in) financing activities	1,135	222,974	(82,689)	(1,135)	140,285

Net increase in cash, cash equivalents and restricted cash	—	61,577	7,618	—	69,195
Cash, cash equivalents and restricted cash balance at beginning of period	—	20,927	13,514	—	34,441
Cash, cash equivalents and restricted cash balance at end of period	$—	$82,504	$21,132	$—	$103,636

NOTE 13. Share Repurchase Program
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. During the quarter ended September 30, 2018, the Company repurchased 437,490 outstanding common shares at an aggregate purchase price of $11.1 million under the 2018 Share Repurchase Program and $38.9 million remained available for repurchases under the 2018 Share Repurchase Program. The timing, amount and other terms and conditions of any additional repurchases under the 2018 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, corporate considerations, general market and economic conditions and legal requirements. The 2018 Share Repurchase Program does not have an expiration date and the Board may modify, discontinue or suspend it at any time.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 110,000 homes since we commenced homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)). In addition, the Hans Hagen brand is used in older communities in our Minneapolis/St. Paul, Minnesota market, and, following our recent acquisition of the homebuilding assets and operations of Pinnacle Homes, a privately-held homebuilder in the Detroit, Michigan market (“Pinnacle Homes”), in March 2018, the Pinnacle Homes brand is used in that market in connection with the sale of homes in communities in existence on the date of the acquisition. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended September 30, 2018 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K, other than the changes described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2018 and in Note 1 (Basis of Presentation) to our financial statements of this Quarterly Report on Form 10-Q.
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
San Antonio, Texas

Overview
For both the third quarter and nine months ended September 30, 2018, we achieved record levels of new contracts, homes delivered and revenue. We also achieved record levels of income before income taxes and net income during the third quarter of 2018. Additionally, our complementary financial services business achieved record revenue and a record number of loans originated in both the third quarter and nine months ended September 30, 2018. For the first nine months of 2018, the housing market continued to be relatively strong as a result of improved consumer confidence, growth in employment, wage increases, and the positive impact on our business from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which has provided additional momentum to the U.S. economy. These economic conditions, along with a constrained supply of both new and existing homes, led to improved housing demand across most of our markets when compared to the same period in 2017, particularly during the spring selling season, and despite increases in mortgage rates.
During the third quarter, we experienced a modest slowdown in demand for our homes from the pace of sales we experienced during the first half of the year, after adjusting for normal seasonality, but demand remained healthy overall. Company-wide, our absorption pace per community slowed in the third quarter from the third quarter of 2017, but remained at a pace consistent with the third quarter in years prior to 2017. Recent national housing starts and permits data have also indicated a modest slowdown which analysts have attributed to additional increases in mortgage rates and/or higher prices that have stretched affordability in some markets.
The overall level of housing demand, together with the continued execution of our strategic business initiatives, enabled us to achieve the following improved results in comparison to the third quarter and nine months ended September 30, 2017:

•	New contracts increased 6% to 1,302 and 15% to 4,672, respectively

•	Homes delivered increased 13% to 1,422 homes and 13% to 3,953 homes, respectively

•	Average sales price of homes delivered increased 7% to $390,000 and 4% to $384,000, respectively

•	Number of homes in backlog at September 30, 2018 increased 20% to 2,846

•	Total sales value in backlog increased 25% to $1.1 billion - a third quarter record for the Company

•	Average sales price of homes in backlog increased 5% to $401,000

•	Revenue increased 19% to $567.8 million and 17% to $1.6 billion, respectively

•	Number of active communities at September 30, 2018 increased 18% to 212 - an all-time record for the Company
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
Income before income taxes for the third quarter of 2018 increased 14% from $34.7 million in the third quarter of 2017 to $39.5 million - a third quarter record for the Company. Income before income taxes for the third quarter of 2018 was unfavorably impacted by $0.7 million of charges for the amortization of inventory profit write-up related to purchase accounting adjustments on Detroit homes that were delivered during the third quarter of 2018 incurred as a result of our acquisition of Pinnacle Homes in March 2018. Excluding the purchase accounting adjustments for the quarter ended September 30, 2018, adjusted income before income taxes increased 16% from $34.7 million in the third quarter of 2017 to $40.2 million in the third quarter of 2018. For the nine months ended September 30, 2018, income before income taxes increased 12% from $86.2 million for the nine months ended September 30, 2017 to $96.9 million for the nine months ended September 30, 2018. Income before income taxes for the nine months ended September 30, 2018 was unfavorably impacted by $4.5 million of purchase accounting adjustments and $1.7 million of acquisition and integration costs, both of which were incurred as a result of our acquisition of Pinnacle Homes. Income before income taxes for the nine months ended September 30, 2017 was unfavorably impacted by an $8.5 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6 to our financial statements). Excluding these acquisition-related charges for the nine months ended September 30, 2018 and the stucco-related charge for the nine months ended September 30, 2017, adjusted income before income taxes increased 9% from $94.7 million in 2017's first nine months to $103.1 million in 2018's first nine months.
We achieved net income available to common shareholders of $29.3 million, or $1.01 per diluted share, in 2018's third quarter, which includes a $0.7 million ($0.02 per diluted share) pre-tax charge for purchase accounting adjustments as discussed above. This compares to net income available to common shareholders of $18.9 million, or $0.64 per diluted share, in 2017's third quarter, which is net of a $2.3 million ($0.07 per diluted share) non-cash charge resulting from the excess of fair value over carrying value of our Series A Preferred Shares that were called for redemption in that quarter. Exclusive of the purchase accounting adjustments in the third quarter of 2018 and the equity adjustment related to the redemption of our Series A Preferred Shares in the third quarter of 2017, our adjusted net income available to common shareholders increased $8.7 million to $29.8 million in the third quarter of 2018 compared to $21.1 million in the prior year. In the nine months ended September 30, 2018, we achieved net income available to common shareholders of $75.3 million, or $2.56 per diluted share, which includes a $4.5 million pre-tax charge for purchase accounting adjustments and a $1.7 million pre-tax charge for acquisition and integration costs as discussed above (collectively $0.16 per diluted share). This compares to net income available to common shareholders of $50.3 million, or $1.73 per diluted share, in the nine months ended September 30, 2017, which included an $8.5 million ($0.18 per diluted share) pre-tax charge for stucco-related repair costs as discussed above and a $2.3 million ($0.07 per diluted share) non-cash charge resulting from the excess of fair value over carrying value of our Series A Preferred Shares that were called for redemption in that period. Exclusive of these acquisition-related charges in the nine months ended September 30, 2018 and the stucco-related charge and equity adjustment in the nine months ended September 30, 2017, our adjusted net income available to common shareholders increased $21.9 million to $79.9 million in the nine months ended September 30, 2018 compared to $58.0 million in the prior year.
During the quarter ended September 30, 2018, we recorded record third quarter total revenue of $567.8 million, of which $554.8 million was from homes delivered, $0.8 million was from land sales and $12.2 million was from our financial services operations. Revenue from homes delivered increased 21% in 2018's third quarter compared to the same period in 2017 driven primarily by a 13% increase in the number of homes delivered (166 units) and a 7% increase in the average sales price of homes delivered ($24,000 per home delivered). Revenue from land sales decreased $4.5 million from the third quarter of 2017 primarily due to fewer land sales in our Mid-Atlantic region in 2018's third quarter compared to the prior year. During the nine months ended September 30, 2018, we recorded record total revenue of $1.6 billion of which $1.5 billion was from homes delivered, $6.4 million was from land sales and $39.1 million was from our financial services operations. Revenue from homes delivered increased 18% during the nine months ended September 30, 2018 compared to the same period in 2017 driven primarily by a 13% increase in the number of homes delivered (448 units) and a 4% increase in the average sales price of homes delivered ($16,000 per home delivered). Revenue from land sales decreased $6.0 million during 2018's first nine months primarily due to fewer land sales in our Southern region in the current year period compared to the prior year. Revenue from our financial services segment increased 4% to $12.2 million in the quarter ended September 30, 2018 and increased 3% to $39.1 million in the nine months ended September 30, 2018 compared to the same periods in 2017. The increases were primarily a result of an increase in the number of loan originations, an increase in the average loan amount, and a higher volume of loans sold, partially offset by lower margins on loans sold during the periods than we experienced in the same periods in 2017.
Total gross margin (total revenue less total land and housing costs) increased $14.0 million in the third quarter of 2018 compared to the third quarter of 2017 as a result of a $13.6 million improvement in the gross margin of our homebuilding operations and a $0.4 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $13.9 million as a result of the 13% increase in the number of homes delivered and the 7% increase in the average sales price of homes delivered. Our housing gross margin percentage declined 80 basis points from 19.5% in prior year's third quarter to 18.7% in 2018's third quarter. Exclusive of the $0.7 million charge for purchase accounting adjustments taken in the third quarter of 2018 discussed above, our adjusted housing gross margin percentage declined 70 basis points from 19.5% in the prior year’s third quarter to 18.8% in 2018's third quarter, primarily as a result of higher construction and lot costs when compared to the same period in 2017 as well as the mix of homes delivered during 2018's third quarter compared to the same period in the prior year. Our gross margin on land sales (land sale gross margin) declined $0.3 million as a result of fewer third party land sales in the third quarter of 2018 compared to the third quarter of 2017. The gross margin of our financial services operations increased $0.4 million in the third quarter of 2018 compared to the third quarter of 2017 as a result of increases in the number of loan originations, the average loan amount and the volume of loans sold. Total gross margin increased $36.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as a result of a $34.9 million improvement in the gross margin of our homebuilding operations and a $1.2 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin for the nine months ended September 30, 2018, our housing gross margin improved $35.2 million as a result of the 13% increase in the number of homes delivered and the 4% increase in the average sales price of homes delivered. Our housing gross margin percentage declined 40 basis points from 18.5% in the nine months ended September 30, 2017 to 18.1% in the nine months ended September 30, 2018. Exclusive of the $4.5 million charge for purchase accounting adjustments taken during the nine months ended September 30, 2018 and the $8.5 million charge for stucco-related repair costs taken during the nine months ended September 30, 2017 discussed above, our adjusted housing gross margin percentage declined 80 basis points to 18.4% in the nine months ended September 30, 2018 from 19.2%, largely as a result of higher construction and lot costs in 2018's first nine months compared to 2017's first nine months as well as the mix of homes delivered during the period compared to prior year. We expect our gross margins throughout 2018 to be negatively impacted by the purchase accounting adjustments related to our acquisition of Pinnacle Homes. Our gross margin on land sales declined $0.3 million as a result of fewer third party land sales in the nine months ended September 30, 2018 compared to 2017's first nine months. The gross margin of our financial services operations increased $1.2 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as a result of increases in the number of loan originations, the average loan amount and the volume of loans sold.

We believe the increased sales volume during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was driven primarily by the opening of new communities which increased our average number of locations selling homes, along with the strengthening economy described above, constrained supply/demand conditions (particularly the decreased inventory of resale homes), better pricing leverage in select locations and submarkets and shifts in both product and community mix. We opened 54 new communities during the nine months ended September 30, 2018. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. As a result, our new contracts and housing gross margin may fluctuate up or down from quarter to quarter depending on the mix of communities delivering homes. The improvements described above were partially offset by higher average lot and construction costs related to homebuilding industry conditions and normal supply and demand dynamics. During the three and nine months ended September 30, 2018 and 2017, we were able to pass a portion of the higher construction and lot costs to our homebuyers in the form of higher sales prices. However, we cannot provide any assurance that we will be able to continue to raise prices.
For the three months ended September 30, 2018, selling, general and administrative expense increased $9.5 million, which partially offset the increase in our gross margin discussed above, but declined as a percentage of revenue from 13.1% in the third quarter of 2017 to 12.7% in the third quarter of 2018. Selling expense increased $3.9 million from 2017's third quarter but improved as a percentage of revenue to 6.2% in 2018's third quarter compared to 6.5% for the same period in 2017. Variable selling expense for sales commissions contributed $3.0 million to the increase ($0.5 million of which related to incremental costs associated with our new Detroit division) due to the higher average sales price of homes delivered and the higher number of homes delivered in the quarter. The increase in selling expense was also attributable to a $0.9 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased average community count and a $0.6 million increase related to incremental costs associated with our new Detroit division. General and administrative expense increased $5.6 million compared to the third quarter of 2017 but declined as a percentage of revenue from 6.6% in the third quarter of 2017 to 6.5% in the third quarter of 2018. The dollar increase in general and administrative expense was primarily due to a $2.3 million increase in compensation related expenses due to our increased headcount as well as higher incentive compensation due to improved operating results, a $1.0 million increase related to incremental costs associated with our new Detroit division, a $0.7 million increase in land related expenses, a $0.5 million increase in costs associated with new information systems, and a $1.1 million increase in other miscellaneous expenses. For the nine months ended September 30, 2018, selling, general and administrative expense increased $22.3 million, which partially offset the increase in our gross margin discussed above, but improved as a percentage of revenue from 13.3% in the nine months ended September 30, 2017 to 12.8% in the nine months ended September 30, 2018. Selling expense increased $12.0 million from the nine months ended September 30, 2017 but improved as a percentage of revenue to 6.4% in 2018's first nine months compared to 6.6% for the same period in 2017. Variable selling expense for sales commissions contributed $8.7 million to the increase ($1.6 million of which related to incremental costs associated with our new Detroit division) due to the higher average sales price of homes delivered and the higher number of homes delivered. The increase in selling expense was also attributable to a $3.3 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased community count and a $1.1 million increase related to incremental costs associated with our new Detroit division. General and administrative expense increased $10.3 million compared to the nine months ended September 30, 2017 but declined as a percentage of revenue from 6.7% in 2017's first nine months to 6.4% in the nine months ended September 30, 2018. This dollar increase was primarily due to a $2.4 million increase related to incremental costs associated with our new Detroit division, a $2.2 million increase in compensation expense as a result of an increased headcount, a $1.7 million increase in professional fees (the majority of which related to our first quarter acquisition), a $1.2 million increase in land related expenses primarily due to our increased community count, a $1.1 million increase in costs associated with new information systems, and a $1.7 million increase in other miscellaneous expenses.
Outlook
Although recent national housing data indicate that higher prices and rising interest rates may have begun to adversely impact new home sales, housing starts and permits, we believe that the basic underlying fundamentals of housing demand, linked to low unemployment, higher wages and low inventory levels, remain favorable and are likely to support continued steady demand in the housing market into 2019.
We expect to continue to emphasize the following strategic business objectives throughout the remainder of 2018:

•	profitably growing our presence in our existing markets, including opening new communities;

•	reviewing new markets for investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.

Consistent with these objectives, we took a number of steps during the nine months ended September 30, 2018 for continued improvement in our financial and operating results in 2018 and beyond, including investing $256.5 million in land acquisitions and $152.3 million in land development to help grow our presence in our existing markets. We currently estimate that we will spend approximately $575 million to $600 million on land purchases and land development in 2018, including the $408.8 million spent during the nine months ended September 30, 2018. However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home sales and deliveries, and we will adjust our land spending accordingly. We opened 54 communities and closed 40 communities in the nine months ended September 30, 2018, ending the nine months ended September 30, 2018 with a total of 212 communities compared to 179 communities at September 30, 2017.
Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics will continue in the future.

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Revenue:
Midwest homebuilding	$236,803	$180,488	$622,325	$495,379
Southern homebuilding	221,044	176,502	649,014	504,647
Mid-Atlantic homebuilding	97,802	107,670	253,363	302,305
Financial services (a)	12,193	11,763	39,095	37,938
Total revenue	$567,842	$476,423	$1,563,797	$1,340,269

Gross margin:
Midwest homebuilding (b)	$44,385	$37,264	$110,807	$100,284
Southern homebuilding (c)	42,924	33,159	123,281	84,638
Mid-Atlantic homebuilding	16,311	19,564	40,547	54,857
Financial services (a)	12,193	11,763	39,095	37,938
Total gross margin (b) (c)	$115,813	$101,750	$313,730	$277,717

Selling, general and administrative expense:
Midwest homebuilding	$20,206	$16,377	$55,430	$46,554
Southern homebuilding (c)	24,002	20,077	70,139	58,135
Mid-Atlantic homebuilding	8,100	9,595	24,638	28,047
Financial services (a)	6,512	5,876	17,936	15,961
Corporate	13,131	10,548	32,079	29,178
Total selling, general and administrative expense	$71,951	$62,473	$200,222	$177,875

Operating income (loss):
Midwest homebuilding (b)	$24,179	$20,887	$55,377	$53,730
Southern homebuilding (c)	18,922	13,082	53,142	26,503
Mid-Atlantic homebuilding	8,211	9,969	15,909	26,810
Financial services (a)	5,681	5,887	21,159	21,977
Less: Corporate selling, general and administrative expense	(13,131)	(10,548)	(32,079)	(29,178)
Total operating income (b) (c)	$43,862	$39,277	$113,508	$99,842

Interest expense:
Midwest homebuilding	$1,297	$1,319	$5,175	$3,559
Southern homebuilding	1,679	2,143	5,874	6,311
Mid-Atlantic homebuilding	615	557	1,844	1,988
Financial services (a)	835	656	2,299	1,989
Total interest expense	$4,426	$4,675	$15,192	$13,847

Equity in income of joint venture arrangements	(44)	(71)	(268)	(198)
Acquisition and integration costs (d)	—	—	1,700	—

Income before income taxes	$39,480	$34,673	$96,884	$86,193

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

(b)
Includes $0.7 million and $4.5 million of charges related to purchase accounting adjustments taken during the three and nine months ended September 30, 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
Includes an $8.5 million charge for stucco-related repair costs in certain of our Florida communities taken during the nine months ended September 30, 2017 (as more fully discussed in Note 6 to our financial statements).

(d)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

The following tables show total assets by segment at September 30, 2018 and December 31, 2017:

	At September 30, 2018
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$5,480	$20,194		$6,448	$—		$32,122
Inventory (a)	716,502	736,966		265,935	—		1,719,403
Investments in joint venture arrangements	534	5,342		18,692	—		24,568
Other assets	27,820	46,036	(b)	8,331	200,055	(c)	282,242
Total assets	$750,336	$808,538		$299,406	$200,055		$2,058,335

	At December 31, 2017
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,933	$20,719		$6,904	$—	$32,556
Inventory (a)	500,671	636,019		245,328	—	1,382,018
Investments in joint venture arrangements	4,410	9,677		6,438	—	20,525
Other assets	13,573	38,784	(b)	13,311	364,004	429,672
Total assets	$523,587	$705,199		$271,981	$364,004	$1,864,771

(a)
Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

(c)	Includes asset held for sale for $5.6 million.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Midwest Region
Homes delivered	583	461	1,548	1,277
New contracts, net	537	458	1,891	1,545
Backlog at end of period	1,284	1,025	1,284	1,025
Average sales price of homes delivered	$406	$389	$402	$386
Average sales price of homes in backlog	$427	$406	$427	$406
Aggregate sales value of homes in backlog	$548,698	$416,029	$548,698	$416,029
Housing revenue	$236,619	$179,363	$621,712	$493,464
Land sale revenue	$184	$1,125	$613	$1,915
Operating income homes (a) (b)	$24,112	$20,771	$55,097	$53,327
Operating income land	$67	$116	$280	$403
Number of average active communities	88	64	82	63
Number of active communities, end of period	88	62	88	62
Southern Region
Homes delivered	612	520	1,819	1,459
New contracts, net	597	583	2,147	1,798
Backlog at end of period	1,236	1,013	1,236	1,013
Average sales price of homes delivered	$361	$338	$357	$343
Average sales price of homes in backlog	$367	$355	$367	$355
Aggregate sales value of homes in backlog	$454,194	$359,833	$454,194	$359,833
Housing revenue	$221,044	$175,644	$648,777	$500,504
Land sale revenue	$—	$858	$237	$4,143
Operating income homes (a) (c)	$18,926	$12,924	$53,010	$26,234
Operating income land	$(4)	$158	$132	$269
Number of average active communities	95	86	92	84
Number of active communities, end of period	95	85	95	85
Mid-Atlantic Region
Homes delivered	227	275	586	769
New contracts, net	168	184	634	736
Backlog at end of period	326	340	326	340
Average sales price of homes delivered	$428	$379	$423	$385
Average sales price of homes in backlog	$421	$399	$421	$399
Aggregate sales value of homes in backlog	$137,145	$135,795	$137,145	$135,795
Housing revenue	$97,157	$104,335	$247,789	$295,925
Land sale revenue	$645	$3,335	$5,574	$6,380
Operating income homes (a)	$8,207	$9,877	$15,768	$26,598
Operating income land	$4	$92	$141	$212
Number of average active communities	28	33	30	35
Number of active communities, end of period	29	32	29	32
Total Homebuilding Regions
Homes delivered	1,422	1,256	3,953	3,505
New contracts, net	1,302	1,225	4,672	4,079
Backlog at end of period	2,846	2,378	2,846	2,378
Average sales price of homes delivered	$390	$366	$384	$368
Average sales price of homes in backlog	$401	$383	$401	$383
Aggregate sales value of homes in backlog	$1,140,037	$911,657	$1,140,037	$911,657
Housing revenue	$554,820	$459,342	$1,518,278	$1,289,893
Land sale revenue	$829	$5,318	$6,424	$12,438
Operating income homes (a) (b) (c)	$51,245	$43,572	$123,875	$106,159
Operating income land	$67	$366	$553	$884
Number of average active communities	211	183	204	182
Number of active communities, end of period	212	179	212	179

(a)	Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

(b)
Includes $0.7 million and $4.5 million of charges related to purchase accounting adjustments taken during the three and nine months ended September 30, 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
Includes an $8.5 million charge for stucco-related repair costs in certain of our Florida communities taken during the nine months ended September 30, 2017 (as more fully discussed in Note 6 to our financial statements).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Financial Services
Number of loans originated	1,011	902	2,722	2,467
Value of loans originated	$308,598	$263,755	$828,400	$732,587

Revenue	$12,193	$11,763	$39,095	$37,938
Less: Selling, general and administrative expenses	6,512	5,876	17,936	15,961
Less: Interest expense	835	656	2,299	1,989

Income before income taxes	$4,846	$5,231	$18,860	$19,988

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Midwest	13.8%	14.1%	12.4%	12.3%
Southern	19.0%	16.7%	15.7%	16.7%
Mid-Atlantic	9.2%	12.4%	9.8%	11.1%

Total cancellation rate	15.7%	15.1%	13.6%	14.1%

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

Non-GAAP Financial Measures
This report contains information about our adjusted housing gross margin, adjusted income before income taxes and adjusted net income available to common shareholders each of which constitutes a non-GAAP financial measure. Because adjusted housing gross margin, adjusted income before income taxes and adjusted net income available to common shareholders are not calculated in accordance with GAAP, these financial measures may not be completely comparable to similarly-titled measures used by other companies in the homebuilding industry and, therefore, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement our GAAP results in order to provide a greater understanding of the factors and trends affecting our operations.
Adjusted housing gross margin, adjusted income before income taxes and adjusted net income available to common shareholders are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Housing revenue	$554,820	$459,342	$1,518,278	$1,289,893
Housing cost of sales	451,267	369,721	1,244,196	1,050,998

Housing gross margin	103,553	89,621	274,082	238,895
Add: Purchase accounting adjustments (a)	692	—	4,549	—
Add: Stucco-related charges (c)	—	—	—	8,500

Adjusted housing gross margin	$104,245	$89,621	$278,631	$247,395

Housing gross margin percentage	18.7%	19.5%	18.1%	18.5%
Adjusted housing gross margin percentage	18.8%	19.5%	18.4%	19.2%

Income before income taxes	$39,480	$34,673	$96,884	$86,193
Add: Purchase accounting adjustments (a)	692	—	4,549	—
Add: Acquisition and integration expenses (b)	—	—	1,700	—
Add: Stucco-related charges (c)	—	—	—	8,500

Adjusted income before income taxes	$40,172	$34,673	$103,133	$94,693

Net income available to common shareholders	$29,282	$18,852	$75,256	$50,286
Add: Purchase accounting adjustments - net of tax (a)	512	—	3,366	—
Add: Acquisition and integration expenses - net of tax (b)	—	—	1,258	—
Add: Stucco-related charges - net of tax (c)	—	—	—	5,440
Add: Excess of fair value over book value of preferred shares subject to redemption (d)	—	2,257	—	2,257

Adjusted net income available to common shareholders	$29,794	$21,109	$79,880	$57,983

(a)	Represents purchase accounting adjustments related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(b)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

(c)	Represents warranty charges for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 6 to our financial statements).

(d)	Represents the non-cash charge resulting from the excess of fair value over carrying value of our Series A Preferred Shares that were called for redemption in the third quarter of 2017.
We believe adjusted housing gross margin, adjusted income before income taxes and adjusted net income available to common shareholders are relevant and useful financial measures to investors in evaluating our operating performance as they measure the gross profit, income before income taxes and net income available to common shareholders we generated specifically on our operations during a given period. These non-GAAP financial measures isolate the impact that the acquisition-related charges and stucco-related charges have on housing gross margins and income before income taxes, and that the acquisition-related charges, stucco-related charges and equity adjustment have on net income available to common shareholders, and allow investors to make comparisons with our competitors that adjust housing gross margins, income before income taxes, and net income available to common shareholders in a similar manner. We also believe investors will find these adjusted financial measures relevant and useful because they represent a profitability measure that may be compared to a prior period without regard to variability of the charges noted above. These financial measures assist us in making strategic decisions regarding community location and product mix, product pricing and construction pace.
Year Over Year Comparison
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
The calculation of adjusted housing gross margin (referred to below), which we believe provides a clearer measure of the ongoing performance of our business, is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Segment Non-GAAP Financial Measures.”

Midwest Region. During the three months ended September 30, 2018, homebuilding revenue in our Midwest region increased $56.3 million, from $180.5 million in the third quarter of 2017 to $236.8 million in the third quarter of 2018. This 31% increase in homebuilding revenue was the result of a 26% increase in the number of homes delivered (122 units, which benefited from our new Detroit division) and an increase in the average sales price of homes delivered ($17,000 per home delivered). Operating income in our Midwest region increased $3.3 million from $20.9 million in the third quarter of 2017 to $24.2 million during the quarter ended September 30, 2018. This increase in operating income was the result of a $7.1 million improvement in our gross margin offset partially by a $3.8 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $7.2 million due to the increases in the number of homes delivered and average sales price of homes delivered noted above, offset partially by the $0.7 million charge for purchase accounting adjustments related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018. Our housing gross margin percentage declined 200 basis points to 18.7% in the third quarter of 2018 from 20.7% in the prior year’s third quarter. Exclusive of the $0.7 million charge for purchase accounting adjustments, our adjusted housing gross margin for the third quarter of 2018 declined 170 basis points to 19.0% compared to the third quarter of 2017. The decline in housing gross margin percentage was primarily due to increased lot and construction costs compared to 2017's same period as well as changes in product type and market mix of homes delivered. Our land sale gross margin declined $0.1 million due to fewer strategic land sales in the third quarter of 2018 compared to the same period in 2017.
Selling, general and administrative expense increased $3.8 million, from $16.4 million for the quarter ended September 30, 2017 to $20.2 million for the quarter ended September 30, 2018, and declined as a percentage of revenue to 8.5% in 2018’s third quarter from 9.1% in 2017’s third quarter. The increase in selling, general and administrative expense was attributable to a $2.5 million increase in selling expense due to (1) a $1.8 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and higher average sales price of homes delivered, $0.5 million of which was associated with our new Detroit division, and (2) a $0.7 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models related to our new Detroit division. The $1.3 million increase in general and administrative expense primarily related to a $1.0 million increase in incremental costs from our Detroit acquisition and a $0.3 million increase in land related expenses.
During the three months ended September 30, 2018, we experienced a 17% increase in new contracts in our Midwest region, from 458 in the third quarter of 2017 to 537 in the third quarter of 2018 (which benefited from our new Detroit division), and a 25% increase in backlog from 1,025 homes at September 30, 2017 to 1,284 homes at September 30, 2018. The increases in new contracts and backlog were partially due to improving demand in our newer communities compared to prior year and due to an increase in our average number of communities during the period, and backlog also benefited from the addition of homes from our recent acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018. Average sales price in backlog increased to $427,000 at September 30, 2018 compared to $406,000 at September 30, 2017 which was primarily due to changes in product type and market mix. During the three months ended September 30, 2018, we opened six new communities in our Midwest region compared to one during 2017's third quarter. Our monthly absorption rate in our Midwest region declined to 2.0 per community in the third quarter of 2018 compared to 2.4 per community in 2017's third quarter.
Southern Region. During the three month period ended September 30, 2018, homebuilding revenue in our Southern region increased $44.5 million, from $176.5 million in the third quarter of 2017 to $221.0 million in the third quarter of 2018. This 25% increase in homebuilding revenue was the result of an 18% increase in the number of homes delivered (92 units) and a 7% increase in the average sales price of homes delivered ($23,000 per home delivered). Operating income in our Southern region increased $5.8 million from $13.1 million in the third quarter of 2017 to $18.9 million during the quarter ended September 30, 2018. This increase in operating income was the result of a $9.8 million improvement in our gross margin, partially offset by a $3.9 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $9.9 million, due primarily to the 18% increase in the number of homes delivered and the 7% increase in the average sales price of homes delivered noted above. Our housing gross margin percentage improved from 18.8% in prior year’s third quarter to 19.4% in the third quarter of 2018, largely due to the mix of communities delivering homes and a more favorable product mix, offset in part, by rising lot and construction costs. Our land sale gross margin declined $0.1 million due to fewer strategic land sales in the third quarter of 2018 compared to the third quarter of 2017.
Selling, general and administrative expense increased $3.9 million from $20.1 million in the third quarter of 2017 to $24.0 million in the third quarter of 2018 but declined as a percentage of revenue to 10.9% from 11.4% in the third quarter of 2017. The increase in selling, general and administrative expense was attributable, in part, to a $2.3 million increase in selling expense due to (1) a $1.9 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and higher average sales price of homes delivered and (2) a $0.3 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $1.6 million increase in general and administrative expense, which was primarily related to a $0.9 million increase in compensation expense as a result of an increase in employee count and a $0.7 million increase in land related expenses, and other miscellaneous expenses.
During the three months ended September 30, 2018, we experienced a 2% increase in new contracts in our Southern region, from 583 in the third quarter of 2017 to 597 for the third quarter of 2018, and a 22% increase in backlog from 1,013 homes at September 30, 2017 to 1,236 homes at September 30, 2018. The increases in new contracts and backlog were primarily due to an increase in our average number of communities during the period, along with improvement in demand across our Southern markets. Average sales price in backlog increased to $367,000 at September 30, 2018 from $355,000 at September 30, 2017 due to changes in product type and market mix. During the three months ended September 30, 2018, we opened six communities in our Southern region compared to three during 2017's third quarter. Our monthly absorption rate in our Southern region declined to 2.1 per community in the third quarter of 2018 from 2.3 per community in the third quarter of 2017.
Mid-Atlantic Region. During the three month period ended September 30, 2018, homebuilding revenue in our Mid-Atlantic region decreased $9.9 million from $107.7 million in the third quarter of 2017 to $97.8 million in the third quarter of 2018. This 9% decrease in homebuilding revenue was the result of a 17% decrease in the number of homes delivered (48 units) primarily due to a decrease in the average number of communities during the period compared to prior year as a result of delayed new replacement community openings, offset partially by a 13% increase in the average sales price of homes delivered ($49,000 per home delivered). Operating income in our Mid-Atlantic region decreased $1.8 million from $10.0 million in the third quarter of 2017 to $8.2 million during the quarter ended September 30, 2018. This decline in operating income was primarily the result of a $3.3 million decrease in our gross margin, offset, in part, by a $1.5 million decrease in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin declined $3.2 million, due to the 17% decrease in the number of homes delivered noted above and a decline in housing gross margin percentage, partially attributable to delayed replacement community openings. Our housing gross margin percentage declined 190 basis points from 18.7% in last year’s third quarter to 16.8% in the third quarter of 2018 due primarily to the mix of homes delivered and increased construction and lot costs. Our land sale gross margin declined slightly by $0.1 million due to fewer strategic land sales during the third quarter of 2018 compared to prior year.
Selling, general and administrative expense decreased $1.5 million from $9.6 million in the third quarter of 2017 to $8.1 million in the third quarter of 2018 and declined as a percentage of revenue to 8.3% compared to 8.9% for the third quarter of 2017. The decrease in selling, general and administrative expense was primarily due to a $0.8 million decrease in selling expenses primarily as a result of decreased sales commissions produced by the lower number of homes delivered. General and administrative expense decreased $0.7 million primarily related to a $0.4 million decrease in land related expenses and a $0.3 million decrease in compensation expense as a result of a decrease in employee count.
During the three months ended September 30, 2018, we experienced a 9% decrease in new contracts in our Mid-Atlantic region, from 184 in the third quarter of 2017 to 168 for the third quarter of 2018, and a 4% decrease in the number of homes in backlog from 340 homes at September 30, 2017 to 326 homes at September 30, 2018. The decreases in new contracts and backlog were primarily due to a decrease in the average number of active communities during the period compared to the prior year, as a result of delays in replacement community openings in the period compared to the prior year’s third quarter. Average sales price of homes in backlog increased, however, from $399,000 at September 30, 2017 to $421,000 at September 30, 2018. During the three months ended September 30, 2018, we opened four communities in our Mid-Atlantic region compared to two during the third quarter of 2017. Our monthly absorption rate in our Mid-Atlantic region increased to 2.0 per community in the third quarter of 2018 from 1.9 per community in the third quarter of 2017.
Financial Services. Revenue from our mortgage and title operations increased $0.4 million to $12.2 million (a third quarter record) in the third quarter of 2018 from $11.8 million in the third quarter of 2017. We experienced a 12% increase in the number of loan originations, from 902 in the third quarter of 2017 to 1,011 in the third quarter of 2018, and an increase in the average loan amount from $292,000 in the quarter ended September 30, 2017 to $305,000 in the quarter ended September 30, 2018. We also experienced an increase in the volume of loans sold, but continue to experience lower margins on loans sold due to increased competitive pressures.

We experienced a $0.2 million decrease in operating income in the third quarter of 2018 compared to 2017's third quarter, which was primarily due to an increase in selling, general and administrative expense compared to the third quarter of 2017, which was attributable primarily to an increase in compensation expense related to our increase in employee headcount and the absence of $0.4 million of income from the sale of a portion of our mortgage servicing rights in the third quarter of last year.
At September 30, 2018, M/I Financial provided financing services in all of our markets.
Approximately 81% of our homes delivered during the third quarter of 2018 were financed through M/I Financial, compared to 80% in the third quarter of 2017. Capture rate is influenced by financing availability and competition in the mortgage market, and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $2.6 million from $10.5 million for the third quarter of 2017 to $13.1 million for the third quarter of 2018. This increase primarily resulted from a $1.2 million increase in compensation expense primarily attributable to higher incentive compensation due to improved operating results, a $0.5 million increase in depreciation costs associated with new information systems, a $0.2 million increase in professional fees, and a $0.7 million increase in other miscellaneous expenses.
Equity in Income from Joint Venture Arrangements. Income from joint venture arrangements represent our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During the three months ended September 30, 2018 and 2017, the Company experienced less than $0.1 million in equity in income from joint venture arrangements.
Interest Expense - Net. Interest expense for the Company decreased $0.3 million from $4.7 million for the three months ended September 30, 2017 to $4.4 million for the three months ended September 30, 2018. This decrease was primarily the result of higher capitalized interest related to our increased land development and home construction during the third quarter of 2018 compared to prior year, in addition to the maturity of our 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) in September 2017 and our 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”) in March 2018, which were not outstanding during the third quarter of 2018. Partially offsetting this impact was an increase in borrowings under our Credit Facility (as defined below) during the third quarter of 2018 compared to the third quarter of 2017, in addition to the issuance of our $250.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the “2025 Senior Notes”) during the third quarter of 2017. Our weighted average borrowings increased from $714.0 million in 2017's third quarter to $817.5 million in 2018's third quarter, and our weighted average borrowing rate increased from 6.12% in the third quarter of 2017 to 6.19% for third quarter of 2018.
Income Taxes. Our overall effective tax rate was 25.8% for the three months ended September 30, 2018 and 35.6% for the same period in 2017. The decline in the effective rate from the three months ended September 30, 2017 was primarily attributable to the decrease in the corporate income tax rate from 35% to 21% partially offset by the repeal of the domestic production activity deduction, both of which are the result of the enactment of the Tax Act during the fourth quarter of 2017 (please see Note 10 to our financial statements for more information).
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Midwest Region. During the nine months ended September 30, 2018, homebuilding revenue in our Midwest region increased $126.9 million, from $495.4 million in the nine months ended September 30, 2017 to $622.3 million in the nine months ended September 30, 2018. This 26% increase in homebuilding revenue was the result of an 21% increase in the number of homes delivered (271 units, which benefited from our new Detroit division) and a 4% increase in the average sales price of homes delivered ($16,000 per home delivered), offset partially by a $1.3 million decrease in land sale revenue. Operating income in our Midwest region increased $1.7 million, from $53.7 million during the nine months ended September 30, 2017 to $55.4 million during the nine months ended September 30, 2018. The increase in operating income was primarily the result of a $10.5 million increase in our gross margin, offset, in part, by an $8.8 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $10.6 million, due to the 21% increase in the number of homes delivered and the 4% increase in the average sales price of homes delivered noted above. Our housing gross margin percentage declined 240 basis points from 20.2% in the prior year's first nine months to 17.8% for the same period in 2018. Our housing gross margin for 2018's first nine months was unfavorably impacted by a $4.5 million charge for purchase accounting adjustments from our recent Detroit acquisition. Exclusive of the $4.5 million charge for purchase accounting adjustments related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018, our adjusted housing gross margin percentage declined 170 basis points to 18.5% for the first nine months of 2018 primarily due to increased lot and construction costs as well as a change in product type and market mix of homes delivered compared to the prior year. Our land sale gross margin declined $0.1 million as a result of fewer strategic land sales in the nine months ended September 30, 2018 compared to the same period in 2017.

Selling, general and administrative expense increased $8.8 million, from $46.6 million for the nine months ended September 30, 2017 to $55.4 million for the nine months ended September 30, 2018, and declined as a percentage of revenue to 8.9% compared to 9.4% for the same period in 2017. The increase in selling, general and administrative expense was attributable, in part, to a $6.4 million increase in selling expense due to (1) a $4.6 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered, $1.6 million of which was associated with our new Detroit division, and (2) a $1.8 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models as a result of our increased community count, $1.1 million of which related to our new Detroit division. The increase in selling, general and administrative expense was also attributable to a $2.4 million increase in general and administrative expense, which was primarily related to incremental costs from our Detroit acquisition.
During the nine months ended September 30, 2018, we experienced a 22% increase in new contracts in our Midwest region, from 1,545 in the nine months ended September 30, 2017 to 1,891 in the first nine months of 2018 (which benefited from our new Detroit division), and a 25% increase in backlog from 1,025 homes at September 30, 2017 to 1,284 homes at September 30, 2018. The increases in new contracts and backlog were partially due to improving demand in our newer communities compared to prior year and due to an increase in our average number of communities during the period, and backlog also benefited from the addition of homes from our recent acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018. Average sales price in backlog increased to $427,000 at September 30, 2018 compared to $406,000 at September 30, 2017 which was primarily due to product type and market mix in the first nine months of 2018 compared to the same period last year. During the nine months ended September 30, 2018, we opened 19 new communities in our Midwest region (excluding the 10 communities added as part of our acquisition in Detroit) compared to 18 during 2017's first nine months. Our monthly absorption rate in our Midwest region declined slightly to 2.6 per community in the first nine months of 2018 from 2.7 per community in the nine months ended September 30, 2017.
Southern Region. During the nine months ended September 30, 2018, homebuilding revenue in our Southern region increased $144.4 million from $504.6 million in the nine months ended September 30, 2017 to $649.0 million in the nine months ended September 30, 2018. This 29% increase in homebuilding revenue was the result of a 25% increase in the number of homes delivered (360 units) and a 4% increase in the average sales price of homes delivered ($14,000 per home delivered), partially offset by a $3.9 million decrease in land sale revenue. Operating income in our Southern region increased $26.6 million from $26.5 million in the nine months ended September 30, 2017 to $53.1 million during the nine months ended September 30, 2018. This increase in operating income was the result of a $38.6 million improvement in our gross margin offset by a $12.0 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $38.8 million, due primarily to the 25% increase in the number of homes delivered, the 4% increase in the average sales price of homes delivered, and the absence of $8.5 million in charges for stucco-related repair costs in certain of our Florida communities taken during the nine months ended September 30, 2017 (as more fully discussed in Note 6 to our financial statements). Our housing gross margin percentage improved 210 basis points from 16.9% in prior year's first nine months to 19.0% for the same period in 2018. Exclusive of the $8.5 million charge for stucco-related repair costs taken during 2017's first nine months, our adjusted housing gross margin percentage improved 40 basis points from 18.6% for the nine months ended September 30, 2017 to 19.0% for the nine months ended September 30, 2018, largely due to the mix of communities delivering homes and a more favorable product mix, offset, in part, by rising lot and construction costs. Our land sale gross margin declined $0.2 million as a result of fewer strategic land sales in the nine months ended September 30, 2018 compared to the same period in 2017.
Selling, general and administrative expense increased $12.0 million from $58.1 million in the nine months ended September 30, 2017 to $70.1 million in the nine months ended September 30, 2018 but declined as a percentage of revenue to 10.8% compared to 11.5% for the nine months ended September 30, 2017. The increase in selling, general and administrative expense was attributable, in part, to a $8.5 million increase in selling expense due to (1) a $6.6 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and higher average sales price of homes delivered, and (2) a $1.9 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $3.5 million increase in general and administrative expense, which was primarily related to a $1.6 million increase in land related expenses, a $1.0 million increase in compensation expense as a result of an increase in employee count and a $0.9 million increase in professional fees.
During the nine months ended September 30, 2018, we experienced a 19% increase in new contracts in our Southern region, from 1,798 in the nine months ended September 30, 2017 to 2,147 in the first nine months of 2018, and a 22% increase in backlog from 1,013 homes at September 30, 2017 to 1,236 homes at September 30, 2018. The increases in new contracts and backlog were primarily due to an increase in our average number of communities during the period, along with improvement in demand across our Southern markets in the first nine months of 2018 compared to the nine months ended September 30, 2017. Average sales price in backlog increased from $355,000 at September 30, 2017 to $367,000 at September 30, 2018 due to a change in product type and market mix. During the nine months ended September 30, 2018, we opened 28 communities in our Southern region compared to 23 during 2017's first nine months. Our monthly absorption rate in our Southern region increased to 2.6 per community in the nine months ended September 30, 2018 from 2.4 per community in the nine months ended September 30, 2017.
Mid-Atlantic Region. During the nine months ended September 30, 2018, homebuilding revenue in our Mid-Atlantic region decreased $48.9 million from $302.3 million in the nine months ended September 30, 2017 to $253.4 million in 2018's first nine months. This 16% decrease in homebuilding revenue was the result of a 24% decrease in the number of homes delivered (183 units) primarily due to a decrease in the average number of communities during the period compared to prior year as a result of delayed new replacement community openings, offset partially by a 10% increase in the average sales price of homes delivered ($38,000 per home delivered). Operating income in our Mid-Atlantic region decreased $10.9 million, from $26.8 million in 2017's first nine months to $15.9 million during the nine months ended September 30, 2018. This decrease in operating income was primarily the result of a $14.3 million decrease in our gross margin, partially offset by a $3.4 million decrease in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin declined $14.2 million, due primarily to the 24% decrease in the number of homes delivered noted above and a decline in housing gross margin percentage, partially attributable to delayed openings of new replacement communities. Our housing gross margin percentage declined 220 basis points from 18.5% in prior year’s first nine months to 16.3% for 2018’s first nine month period as a result of increased construction and lot costs as well as the mix of homes delivered. Our land sale gross margin declined $0.1 million due to fewer strategic land sales in the nine months ended September 30, 2018 compared to the same period in 2017.
Selling, general and administrative expense decreased $3.4 million from $28.0 million in the nine months ended September 30, 2017 to $24.6 million in 2018's first nine months but increased as a percentage of revenue to 9.7% from 9.3% for 2017's first nine months. The decrease in selling, general and administrative expense was primarily attributable to a decrease in variable selling expenses resulting from reduced sales commissions produced by the lower number of homes delivered. General and administrative expense decreased $0.6 million primarily related to a decrease in land related expenses.
During the nine-month period ended September 30, 2018, we experienced a 14% decrease in new contracts in our Mid-Atlantic region, from 736 in the nine months ended September 30, 2017 to 634 in the nine months ended September 30, 2018, and a 4% decrease in the number of homes in backlog from 340 homes at September 30, 2017 to 326 homes at September 30, 2018. The decreases in new contracts and backlog were primarily due to a decrease in the average number of active communities during the first nine months of 2018 compared to the same period in the prior year as a result of delays in replacement community openings. Average sales price of homes in backlog increased, however, from $399,000 at September 30, 2017 to $421,000 at September 30, 2018. During the nine months ended September 30, 2018, we opened seven communities in our Mid-Atlantic region compared to seven during 2017's first nine months. Our monthly absorption rate in our Mid-Atlantic region remained flat at 2.4 per community in both the nine months ended September 30, 2018 and 2017.
Financial Services. Revenue from our mortgage and title operations increased $1.2 million (3%) from $37.9 million in the nine months ended September 30, 2017 to $39.1 million in the nine months ended September 30, 2018 as a result of a 10% increase in the number of loan originations from 2,467 in the nine months ended September 30, 2017 to 2,722 in the nine months ended September 30, 2018, and an increase in the average loan amount from $297,000 in the nine months ended September 30, 2017 to $304,000 in the nine months ended September 30, 2018. We also experienced an increase in the volume of loans sold and a gain from the sale of a portion of our servicing portfolio during the nine months ended September 30, 2018, but continue to experience lower margins on loans sold in the period than we experienced in prior year due to increased competitive pressures.

We experienced a $0.8 million decrease in operating income in the first nine months of 2018 compared to the nine months ended September 30, 2017, which was primarily due to a $2.0 million increase in selling, general and administrative expense compared to 2017's first nine months, offset, in part, by the increase in our revenue discussed above. The increase in selling, general and administrative expense was primarily attributable to an increase in compensation expense related to our increase in employee headcount.
At September 30, 2018, M/I Financial provided financing services in all of our markets. Approximately 80% of our homes delivered during the nine months ended September 30, 2018 were financed through M/I Financial, the same as in 2017's first nine months. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $2.9 million from $29.2 million for the nine months ended September 30, 2017 to $32.1 million for the nine months ended September 30, 2018. The increase was primarily due to a $1.1 million increase in depreciation costs associated with new information systems, a $0.5 million increase in professional fees, a $0.3 million increase in advertising expense, a $0.2 million increase in compensation expense, and a $0.8 million increase in other miscellaneous expenses.

Acquisition and Integration Costs. During the nine months ended September 30, 2018, the Company incurred $1.7 million in acquisition and integration related costs related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018. These costs include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses. As these costs are not eligible for capitalization as initial direct costs under GAAP, such amounts are expensed as incurred.
Income from Joint Venture Arrangements. Income from joint venture arrangements represent our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During the nine months ended September 30, 2018 and 2017, the Company earned $0.3 million and $0.2 million in equity in income from joint venture arrangements, respectively.
Interest Expense - Net. Interest expense for the Company increased $1.4 million from $13.8 million in the nine months ended September 30, 2017 to $15.2 million in the nine months ended September 30, 2018. This increase was primarily the result of an increase in our weighted average borrowings from $665.5 million in the nine months ended September 30, 2017 to $783.3 million in the nine months ended September 30, 2018, in addition to an increase in our weighted average borrowing rate from 5.87% in 2017's first nine months to 6.23% in 2018's first nine months. The increase in our weighted average borrowings and our weighted average borrowing rate primarily related to the issuance of our $250.0 million in aggregate principal amount of 2025 Senior Notes during the third quarter of 2017 in addition to increased borrowings under our Credit Facility (as defined below) during 2018's first nine months compared to 2017's first nine months, partially offset by the maturity of our 2017 Convertible Senior Subordinated Notes in September 2017 and our 2018 Convertible Senior Subordinated Notes in March 2018 as well as higher capitalized interest related to our increased land development and home construction during the nine months ended September 30, 2018 compared to prior year.
Income Taxes. Our overall effective tax rate was 22.3% for the nine months ended September 30, 2018 and 34.8% for the same period in 2017. The decline in the effective rate for the nine months ended September 30, 2018 was primarily attributable to the decrease in the corporate income tax rate from 35% to 21% partially offset by the repeal of the domestic production activity deduction, both of which are the result of the enactment of the Tax Act during the fourth quarter of 2017. In addition, during the quarter ended June 30, 2018, we recorded a $3.0 million tax benefit primarily related to the retroactive reinstatement of energy efficient homes tax credits to 2017 for which we obtained certifications in 2018 (please see Note 10 to our financial statements for more information).

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
Adjusted housing gross margin for our Midwest and Southern regions is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017

Midwest region:
Housing revenue	$236,619	$179,363	$621,712	$493,464
Housing cost of sales	192,301	142,215	511,185	393,583

Housing gross margin	44,318	37,148	110,527	99,881
Add: Purchase accounting adjustments (a)	692	—	4,549	—

Adjusted housing gross margin	$45,010	$37,148	$115,076	$99,881

Housing gross margin percentage	18.7%	20.7%	17.8%	20.2%
Adjusted housing gross margin percentage	19.0%	20.7%	18.5%	20.2%

Southern region:
Housing revenue	$221,044	$175,644	$648,777	$500,504
Housing cost of sales	178,116	142,643	525,628	416,135

Housing gross margin	42,928	33,001	123,149	84,369
Add: Stucco-related charges (b)	—	—	—	8,500

Adjusted housing gross margin	$42,928	$33,001	$123,149	$92,869

Housing gross margin percentage	19.4%	18.8%	19.0%	16.9%
Adjusted housing gross margin percentage	19.4%	18.8%	19.0%	18.6%

(a)	Represents purchase accounting adjustments from our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(b)
Represents warranty charges for stucco-related repair costs in certain of our Florida communities. With respect to this matter, during the quarter ended September 30, 2018, we identified 37 additional homes in need of repair and completed repairs on 61 homes, and, at September 30, 2018, we have 162 homes in various stages of repair.  Please see Note 6 to our financial statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At September 30, 2018, we had $36.4 million of cash, cash equivalents and restricted cash, with $35.5 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $115.2 million decrease in unrestricted cash and cash equivalents from December 31, 2017. Our principal uses of cash for the nine months ended September 30, 2018 were investment in land and land development, the acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018 (please see Note 7 to our financial statements for more information), construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, debt service requirements, including the repayment of amounts outstanding under our credit facilities, the repayment of approximately $65.9 million in aggregate principal amount of our 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”), and the repurchase of $11.1 million of our outstanding common shares under our 2018 Share Repurchase Program (as defined below). In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans and the sale of mortgage servicing rights, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
We are actively acquiring and developing lots in our markets to replenish and grow our lot supply and active community count. We expect to continue to expand our business based on the anticipated level of demand for new homes in our markets. Accordingly, we expect that our cash outlays for land purchases, land development, home construction and operating expenses will exceed our cash generated by operations during some weekly and monthly periods during the final three months of 2018, and we expect to continue to utilize our Credit Facility (as defined below) during the final three months of 2018.
During the nine months ended September 30, 2018, we delivered 3,953 homes, started 4,907 homes, and spent $256.5 million on land purchases and $152.3 million on land development. Based upon our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $575 million to $600 million on land purchases and land development during 2018, including the $408.8 million spent during the nine months ended September 30, 2018 and excluding our acquisition of Pinnacle Homes in March 2018.
We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to such land option agreements, as of September 30, 2018, we had a total of 15,825 lots under contract, with an aggregate purchase price of approximately $699.9 million to be acquired during the remainder of 2018 through 2028.
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
Operating Cash Flow Activities. During the nine-month period ended September 30, 2018, we used $73.9 million of cash in operating activities, compared to using $66.0 million of cash in operating activities during the nine months ended September 30, 2017. The cash used in operating activities in the first nine months of 2018 was primarily a result of a $221.3 million increase in inventory and a decrease in accrued compensation and other liabilities of $20.5 million, offset partially by net income of $75.3 million, along with $56.3 million of proceeds from the sale of mortgage loans net of mortgage loan originations, an increase in accounts payable of $20.7 million and an increase in customer deposits totaling $9.9 million. The $66.0 million of cash used in operating activities in the first nine months of 2017 was primarily a result of a $212.7 million increase in inventory and a decrease in accrued compensation of $9.3 million, offset partially by net income totaling $56.2 million, along with $66.4 million of proceeds from the sale of mortgage loans net of mortgage loan originations and an increase in accounts payable and customer deposits totaling $25.8 million.

Investing Cash Flow Activities. During the nine months ended September 30, 2018, we used $121.5 million of cash in investing activities, compared to generating $5.1 million of cash in investing activities during the nine months ended September 30, 2017. This increase in cash used was primarily due to our acquisition of Pinnacle Homes, a privately held homebuilder in Detroit, Michigan, during the first quarter of 2018 for approximately $101.0 million, in addition to a $20.5 million increase in investment in joint venture arrangements.

Financing Cash Flow Activities. During the nine months ended September 30, 2018, we generated $80.1 million of cash from financing activities, compared to generating $140.3 million of cash during the nine months ended September 30, 2017. The $60.2 million decrease in cash generated by financing activities was primarily due to the issuance of our $250.0 million in aggregate principal amount of 2025 Senior Notes during the third quarter of 2017, repayment during the first quarter of 2018 of that portion of our 2018 Convertible Senior Subordinated Notes that were not converted into common shares by the holders thereof, and the repurchase of $11.1 million of our common shares under our 2018 Share Repurchase Program during the third quarter of 2018 offset, in part, by increased borrowings under our Credit Facility (as defined below) during the nine months ended September 30, 2018.
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares (see Note 13 to our financial statements). During the quarter ended September 30, 2018, the Company repurchased 437,490 common shares with an aggregate purchase price of $11.1 million which was funded with cash on hand and borrowings under our Credit Facility. As of September 30, 2018, the Company is authorized to repurchase an additional $38.9 million of outstanding common shares under the 2018 Share Repurchase Program.

At September 30, 2018 and December 31, 2017, our ratio of homebuilding debt to capital was 48% and 46%, respectively, calculated as the carrying value of our outstanding homebuilding debt divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. This increase was due to higher debt levels compared to December 31, 2017, offset partially by an increase in shareholders’ equity at September 30, 2018. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
The Company is a party to three primary credit agreements: (1) a $500 million unsecured revolving credit facility, dated July 18, 2013, as amended, with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $125 million secured mortgage warehousing agreement (which increases to $160 million during certain periods), as most recently amended on June 22, 2018, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $35 million mortgage repurchase agreement (which increases to $50 million during certain periods), as amended and restated on October 30, 2017, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”).
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of September 30, 2018:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	7/18/2021	$222,700	$228,521
Notes payable – financial services (b)	(b)	$104,026	$10,157

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $664.2 million of availability for additional senior debt at September 30, 2018. As a result, the full $500 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $222.7 million of borrowings outstanding and $48.8 million of letters of credit outstanding at September 30, 2018, leaving $228.5 million available. The Credit Facility has an expiration date of July 18, 2021.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of these agreements as of September 30, 2018 was $195 million. The MIF Mortgage Warehousing Agreement has an expiration date of June 21, 2019. Subsequent to the quarter ended September 30, 2018, M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility which extended its term for an additional year to October 28, 2019 and also increased the maximum borrowing availability to $50 million from $35 million. The amendment allows the maximum borrowing availability to be increased to $65 million during certain periods of expected increases in mortgage origination volume.

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

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $517.5 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
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

As of September 30, 2018, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of September 30, 2018:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$517.5	$795.5
Leverage Ratio	≤	0.60	0.50
Interest Coverage Ratio	≥	1.5 to 1.0	4.6 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$238.7	$2.9
Unsold Housing Units and Model Homes	≤	1,982	1,310

Homebuilding Letter of Credit Facility. During the third quarter of 2018, the Company was a party to a secured credit agreement (the “Letter of Credit Facility”) which allowed for the issuance of letters of credit up to a total of $1.0 million secured by cash collateral. The Company elected not to extend the maturity of its Letter of Credit Facility, which expired on September 30, 2018. There were no letters of credit remaining outstanding at the time of maturity.

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides a maximum borrowing availability of $125 million, which may be increased to $160 million during certain periods of expected increases in the volume of mortgage originations, specifically from September 25, 2018 to October 15, 2018 and from November 15, 2018 to February 4, 2019. The MIF Mortgage Warehousing Agreement expires on June 21, 2019. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the floating LIBOR rate plus a spread of 200 basis points.
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
As of September 30, 2018, there was $81.9 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of September 30, 2018:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.7 to 1.0
Liquidity	≥	$6.25	$15.8
Adjusted Net Income	>	$0.0	$13.3
Tangible Net Worth	≥	$12.5	$24.0
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The MIF Repurchase Facility provides for a maximum borrowing availability of $35 million, and was scheduled to expire on October 29, 2018. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 212.5 or 250 basis points depending on the loan type.
Subsequent to the quarter ended September 30, 2018, M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility which becomes effective on October 29, 2018. The amendment extends the term of the MIF Mortgage Repurchase Facility for an additional year to October 28, 2019, increases the maximum borrowing availability to $50 million, which may be increased to $65 million during certain periods of expected increases in mortgage origination volume, and lowers the per annum rate to the floating LIBOR rate plus 200 or 225 basis points depending on the loan type.

The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the MIF Mortgage Repurchase Facility. As of September 30, 2018, there was $22.2 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants as of September 30, 2018.
Senior Notes.

5.625% Senior Notes. In August 2017, the Company issued $250 million aggregate principal amount of 5.625% Senior Notes due 2025. The 2025 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes. As of September 30, 2018, the Company was in compliance with all terms, conditions, and covenants under the indenture. Please see Note 8 to our financial statements for more information regarding the 2025 Senior Notes.

6.75% Senior Notes. In December 2015, the Company issued $300 million aggregate principal amount of 6.75% Senior Notes due 2021. The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of September 30, 2018, the Company was in compliance with all terms, conditions, and covenants under the indenture. Please see Note 8 to our financial statements for more information regarding the 2021 Senior Notes.

Weighted Average Borrowings. For the three months ended September 30, 2018 and 2017, our weighted average borrowings outstanding were $817.5 million and $714.0 million, respectively, with a weighted average interest rate of 6.19% and 6.12%, respectively. The increase in our weighted average borrowings related to the issuance of our $250.0 million aggregate principal amount of 2025 Senior Notes during the third quarter of 2017 in addition to increased borrowings under our Credit Facility on a weighted average basis during the third quarter of 2018 compared to the same period in 2017, partially offset by the maturity of our 2017 Convertible Senior Subordinated Notes in September 2017 and our 2018 Convertible Senior Subordinated Notes in March 2018. Our weighted average interest rate increased as a result of the issuance of the 2025 Senior Notes in the third quarter of 2017, which have a higher interest rate than the 3.0% rate on the 2018 Convertible Senior Subordinated Notes and the 3.25% rate on the 2017 Convertible Senior Subordinated Notes, which were both outstanding during prior year’s third quarter.

At September 30, 2018, we had $222.7 million of borrowings outstanding under the Credit Facility, an increase from having no outstanding borrowings at December 31, 2017. During the first nine months of 2018, we used the Credit Facility to fund our acquisition of Pinnacle Homes, a privately-held homebuilder in Detroit, Michigan, and repay that portion of our 2018 Convertible Senior Subordinated Notes that were not converted into common shares, in addition to investment in land and land development, construction of homes, mortgage loan originations, operating expenses, working capital requirements and share repurchases under our 2018 Share Repurchase Program. During the nine months ended September 30, 2018, the average daily amount outstanding under the Credit Facility was $144.6 million and the maximum amount outstanding under the Credit Facility was $247.1 million. Based on our currently anticipated spending on home construction, land acquisition and development in 2018, offset by expected cash receipts from home deliveries, we expect to continue to borrow under the Credit Facility during 2018, with an estimated peak amount outstanding not expected to exceed $275 million. The actual amount borrowed during 2018 (and the estimated peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2018 Share Repurchase Program and any other extraordinary events or transactions.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $48.8 million of letters of credit issued and outstanding under the Credit Facility at September 30, 2018. During the nine months ended September 30, 2018, the average daily amount of letters of credit outstanding under the Credit Facility was $46.2 million and the maximum amount of letters of credit outstanding under the Credit Facility was $51.2 million.

At September 30, 2018, M/I Financial had $81.9 million outstanding under the MIF Mortgage Warehousing Agreement.  During the nine months ended September 30, 2018, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $46.3 million and the maximum amount outstanding was $128.1 million, which occurred during January, while the temporary increase provision was in effect and the maximum borrowing availability was $150.0 million.

At September 30, 2018, M/I Financial had $22.2 million outstanding under the MIF Mortgage Repurchase Facility.  During the nine months ended September 30, 2018, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $20.5 million and the maximum amount outstanding was $40.1 million, which occurred during January, while the temporary increase provision was in effect and the maximum borrowing availability was $50.0 million.
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
Our off-balance sheet arrangements relating to our homebuilding operations include joint venture arrangements, land option agreements, guarantees and indemnifications associated with acquiring and developing land, and the issuance of letters of credit and completion bonds. Our use of these arrangements is intended to secure the most desirable lots on which to build homes for our homebuyers in a manner that we believe reduces the overall risk to the Company.  Additionally, in the ordinary course of its business, M/I Financial issues guarantees and indemnities relating to the sale of loans to third parties.
Land Option Agreements.  In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2018 and December 31, 2017, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
At September 30, 2018, “Consolidated Inventory Not Owned” was $21.9 million. At September 30, 2018, the corresponding liability of $21.9 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of September 30, 2018 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $54.0 million, including cash deposits of $32.1 million, prepaid acquisition costs of $7.7 million, letters of credit of $10.1 million and $4.1 million of other non-cash deposits.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of September 30, 2018, the Company had outstanding $205.9 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through September 2026.  Included in this total are: (1) $150.3 million of performance and maintenance bonds and $38.2 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $10.6 million of financial letters of credit; and (3) $6.8 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permitted borrowings of up to $695 million as of September 30, 2018, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2018	2017
Whole loan contracts and related committed IRLCs	$8,163	$2,182
Uncommitted IRLCs	135,450	50,746
FMBSs related to uncommitted IRLCs	143,000	53,000
Whole loan contracts and related mortgage loans held for sale	11,015	80,956
FMBSs related to mortgage loans held for sale	103,000	91,000
Mortgage loans held for sale covered by FMBSs	103,258	90,781

The table below shows the measurement of assets and liabilities at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2018	2017
Mortgage loans held for sale	$115,189	$171,580
Forward sales of mortgage-backed securities	1,624	177
Interest rate lock commitments	384	271
Whole loan contracts	87	12
Total	$117,284	$172,040

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2018	2017	2018	2017
Mortgage loans held for sale	$(1,383)	$(64)	$(66)	$4,326
Forward sales of mortgage-backed securities	2,407	(128)	1,447	241
Interest rate lock commitments	(763)	22	80	116
Whole loan contracts	252	(41)	108	30
Total gain (loss) recognized	$513	$(211)	$1,569	$4,713

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of September 30, 2018. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at September 30, 2018. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	9/30/2018
ASSETS:
Mortgage loans held for sale:
Fixed rate	$113,866	—	—	—	—	—	$113,866	$111,451
Weighted average interest rate	4.57%	—	—	—	—	—	4.57%
Variable rate	$3,780	—	—	—	—	—	$3,780	$3,738
Weighted average interest rate	3.98%	—	—	—	—	—	3.98%

LIABILITIES:
Long-term debt — fixed rate	$2,224	$1,214	$1,693	$301,268	$866	$250,000	$557,265	$545,245
Weighted average interest rate	5.63%	5.41%	5.41%	6.72%	5.63%	5.63%	6.23%
Short-term debt — variable rate	$326,726	—	—	—	—	—	$326,726	$327,726
Weighted average interest rate	4.52%	—	—	—	—	—	4.52%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

Common shares purchased during the third quarter ended September 30, 2018 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

August 14, 2018 - August 31, 2018	123,889	$26.16	123,889	46,758,582
September 1, 2018 - September 30, 2018	313,601	$25.01	313,601	38,915,133

Quarter ended September 30, 2018	437,490	$25.34	437,490	38,915,133

(1)
On August 14, 2018, the Company announced that its Board of Directors authorized the 2018 Share Repurchase Program pursuant to which the Company may purchase up to $50 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The 2018 Share Repurchase Program does not have an expiration date and may be modified, suspended or discontinued at any time. Please see Note 13 to our financial statements for additional information.

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

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1	First Amendment to Second Amended and Restated Master Repurchase Agreement effective as of October 29, 2018 by and between M/I Financial and Sterling National Bank (filed herewith).

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	October 26, 2018	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	October 26, 2018	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)