Form 10-K
period 2018-12-31
M I HOMES INC
filed 2019-02-22
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

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
(Address of principal executive offices) (Zip Code)

(614) 418-8000
(Registrant's telephone number, including area code)

Title of each class	Name of each exchange on which registered
Common Shares, par value $.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares (its only class of common equity) held by non-affiliates (27,909,420 shares) was approximately $739.0 million.  The number of common shares of the registrant outstanding as of February 20, 2019 was 27,521,304.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Item 1. BUSINESS
General
M/I Homes, Inc. and subsidiaries (the “Company,” “we,” “us” or “our”) is one of the nation’s leading builders of single-family homes. The Company was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976. Since that time, the Company has sold over 111,400 homes.
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
Our homebuilding operations comprise the most significant portion of our business, representing 98% of consolidated revenue in 2018 and 97% in 2017. We design, market, construct and sell single-family homes and attached townhomes to first-time, millennial, move-up, empty-nester and luxury buyers. In addition to home sales, our homebuilding operations generate revenue from the sale of land and lots. We use the term “home” to refer to a single-family residence, whether it is a single-family home or other type of residential property, and we use the term “community” to refer to a single development in which we construct homes. We primarily construct homes in planned development communities and mixed-use communities. We are currently offering homes for sale in 209 communities within 16 markets located in ten states. Our average sales price of homes delivered during 2018 was $384,000, and the average sales price of our homes in backlog at December 31, 2018 was $409,000. We offer homes ranging from a base sales price of approximately $180,000 to $1,110,000 and believe that this range of price points allows us to appeal to and attract a wide range of buyers. We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality, providing superior customer service and offering mortgage and title services in order to fully serve our customers. In our experience, our product offerings and customer service make the homebuying process more efficient for our customers.
Our financial services operations generate revenue primarily from originating and selling mortgages and collecting fees for title insurance and closing services. We offer mortgage banking services to our homebuyers through our 100%-owned subsidiary, M/I Financial, LLC (“M/I Financial”). We offer title services through subsidiaries that are either 100% or majority owned by the Company. Our financial services operations accounted for 2% of our consolidated revenues in 2018 and 3% in 2017. See the “Financial Services” section below for additional information regarding our financial services operations.
Our principal executive offices are located at 3 Easton Oval, Suite 500, Columbus, Ohio 43219. The telephone number of our corporate headquarters is (614) 418-8000 and our website address is www.mihomes.com. Information on our website is not a part of and shall not be deemed incorporated by reference in this Form 10-K.

Markets
For reporting purposes, our 16 homebuilding divisions are aggregated into the following three segments:

Region	Market/Division	Year Operations Commenced
Midwest	Columbus, Ohio	1976
Midwest	Cincinnati, Ohio	1988
Midwest	Indianapolis, Indiana	1988
Midwest	Chicago, Illinois	2007
Midwest	Minneapolis/St. Paul, Minnesota	2015
Midwest	Detroit, Michigan	2018
Southern	Tampa, Florida	1981
Southern	Orlando, Florida	1984
Southern	Sarasota, Florida	2016
Southern	Houston, Texas	2010
Southern	San Antonio, Texas	2011
Southern	Austin, Texas	2012
Southern	Dallas/Fort Worth, Texas	2013
Mid-Atlantic	Charlotte, North Carolina	1985
Mid-Atlantic	Raleigh, North Carolina	1986
Mid-Atlantic	Washington, D.C.	1991

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
Industry Overview and Current Market Conditions
Housing market conditions continued to be favorable through the first half of 2018, as evidenced by our strong spring selling season. However, beginning in second half of 2018, the homebuilding industry experienced a softening in demand, after adjusting for normal seasonality, that we believe was a result of the rise in mortgage interest rates in 2018 and higher home prices which created affordability challenges for some prospective buyers. Despite this softening in demand in the second half of 2018, we also believe that many of the fundamentals supporting continued growth in demand remain favorable, including high consumer confidence, growth in employment, wage increases, and a limited supply of new and existing homes. Company-wide, our absorption pace of sales per community for 2018 remained at a pace consistent with 2017.
Business Strategy
Although higher prices and rising interest rates began to adversely impact new home sales in the second half of 2018, we believe that other fundamentals underlying housing demand, linked to low unemployment and higher wages, remain favorable. We remain focused on increasing our profitability by generating additional revenue and improving overhead operating leverage, continuing to expand our market share, shifting product mix to include more affordable designs, investing in attractive land opportunities and increasing our number of average active communities. Consistent with our focus on improving long-term financial results, we expect to emphasize the following strategic business objectives in 2019:

•	profitably growing our presence in our existing markets, including opening new communities;

•	expanding the availability of our more affordable Smart Series homes;

•	reviewing new markets for additional investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.
However, we can provide no assurance that the positive trends reflected in our financial and operating metrics in 2017 and 2018 will continue in 2019.

Sales and Marketing
During 2018, we continued to focus our marketing efforts on first-time and move-up homebuyers, including home designs targeted to first-time, millennial and empty-nester homebuyers. We market and sell our homes primarily under the M/I Homes and Showcase Collection (exclusively by M/I Homes) brands. In addition, the Hans Hagen brand is used in older communities in our Minneapolis/St. Paul market, and following our acquisition of the homebuilding assets and operations of Pinnacle Homes, a privately-held homebuilder in the Detroit, Michigan market in March 2018, the Pinnacle Homes brand is used in that market in connection with the sale of homes in active communities as of the date of the acquisition. Our marketing efforts are directed at driving interest in and preference for the M/I Homes brands over other homebuilders or the resale market.
We provide our homebuyers with the following products, programs and services which we believe differentiate our brand: (1) homes with high quality construction located in attractive areas and desirable communities that are supported by our industry leading 15-year transferable structural warranty in all of our markets other than Texas and a 10-year transferable structural warranty in our Texas markets; (2) our Whole Home Building Standards which are designed to deliver features and benefits that satisfy the buyer’s expectation for a better-built home, including a more eco-friendly and energy efficient home that we believe will generally save our customers up to 30% on their energy costs compared to a home that is built to minimum code requirements; (3) our Design Studios and Design Consultants that assist our homebuyers in selecting product and design options; (4) fully furnished model homes and highly-trained sales consultants to build the buyer’s confidence and enhance the quality of the homebuying experience; (5) our mortgage financing programs that we offer through M/I Financial, including competitive fixed-rate and adjustable-rate loans; (6) our Ready Now Homes program which offers homebuyers the opportunity to close on certain new homes in 60 days or less; and (7) our unwavering focus on customer care and customer satisfaction.
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
To further enhance the homebuying process, we operate Design Studios in a majority of our markets. Our Design Studios allow our homebuyers to select from thousands of product and design options that are available for purchase as part of the original construction of their homes. Our centers are staffed with Design Consultants who help our homebuyers select the right combination of options to meet their budget, lifestyle and design sensibilities. In most of our markets, we offer our homebuyers the option to consider and make design planning decisions using our Envision online design tool. We believe this tool is helpful for prospective buyers to use during the planning phase and makes their actual visit to our design centers more productive and efficient as our consultants are able to view the buyer’s preliminary design selections and pull samples in advance of the buyer’s visit.
We also invest in designing and decorating fully-furnished and distinctive model homes intended to create an atmosphere reflecting how people live today and help our customers imagine the possibilities for a “home of their own, just the way they dreamed it.” We carefully select the interior decorating and design of our model homes to reflect the lifestyles of our prospective buyers. We believe these models showcase our homes at their maximum livability and potential and provide ideas and inspiration for our customers to incorporate valuable design options into their new home.
Our company-employed sales consultants are trained and prepared to meet the buyer’s expectations and build the buyer’s confidence by fully explaining the features and benefits of our homes, helping each buyer determine which home best suits the buyer’s needs, explaining the construction process, and assisting the buyer in choosing the best financing option. Significant attention is given to the ongoing training of all sales personnel to assure a high level of professionalism and product knowledge. As of December 31, 2018, we employed 235 home sales consultants.
We also offer specialized mortgage financing programs through M/I Financial to assist our homebuyers. We offer conventional financing options along with programs offered by the Federal Housing Authority (“FHA”), U.S. Veterans Administration (“VA”), United States Department of Agriculture (“USDA”) and state housing bond agencies. M/I Financial offers our homebuyers “one-stop” shopping by providing mortgage and title services for the purchase of their home, which we believe saves our customers both time and money. By working with many of the major mortgage providers in the country, we seek to offer our homebuyers unique programs with below-market financing options that are more competitive than what homebuyers could obtain on their own. With respect to title services, the Company’s title subsidiaries work closely with our homebuilding divisions so that we are able to provide an organized and efficient home delivery process.
We also build inventory homes in most of our communities to offer homebuyers the opportunity to close on certain new homes in 60 days or less. These homes enhance our marketing and sales efforts to prospective homebuyers who require a home delivery within a short time frame and allow us to compete effectively with existing homes available in the market. We determine our inventory homes strategy in each market based on local market factors, such as job growth, the number of job relocations, housing demand and supply, seasonality and our past experience in the market. We maintain a level of inventory homes in each community based on our current and planned sales pace, and we monitor and adjust inventory homes on an ongoing basis as conditions warrant.
We seek to keep our homebuyers actively involved in the construction of their new home, providing them with continued communication throughout the design and construction process. Our goal is to put the buyer first and enhance the total homebuying experience. We believe prompt and courteous responses to homebuyers’ needs throughout the homebuying process reduce post-delivery repair costs, enhance our reputation for quality and service, and encourage repeat and referral business from homebuyers and the real estate community.
Finally, we believe our ultimate differentiator comes from the principles our company was founded upon -- integrity and delivering superior customer service and a quality product. Our customer satisfaction scores are measured by an independent third-party company at both 30 days and 6 months after delivery to hold us accountable for building a home of the highest quality.
We market our homes using traditional media such as newspapers, direct mail, billboards, radio and television. The particular media used differs from market to market based on area demographics and other competitive factors. In 2018, we significantly increased the reach of our website through enhanced search engine optimization, search engine marketing, and display advertising. We have reinforced our presence on referral sites, such as Zillow.com and NewHomeSource.com, to drive sales leads to our internet sales associates.  We also use email marketing to maintain communication with existing prospects and customers. We use our social media presence to communicate to potential homebuyers the experiences of customers who have purchased our homes and to provide content about our homes and design features.
Product Lines, Design and Construction
Our residential communities are generally located in suburban areas that are easily accessible through public and personal transportation. Our communities are designed as neighborhoods that fit existing land characteristics. We strive to achieve diversity among architectural styles within a community by offering a variety of house models and several exterior design options for each model. We also preserve existing trees and foliage whenever practicable. Normally, homes of the same type or color may not be built next to each other. We believe our communities have attractive entrances with distinctive signage and landscaping and that our attention to community detail avoids a “development” appearance and gives each community a diversified neighborhood appearance.
We offer homes ranging from a base sales price of approximately $180,000 to $1,110,000 and from approximately 1,200 to 5,500 square feet. In addition to single-family detached homes, we also offer attached townhomes in some of our markets. By offering a wide range of homes, we are able to attract first-time, millennial, move-up, empty-nester and luxury homebuyers. It is our goal to sell more than one home to our buyers, and we believe we have had success in this strategy.
We devote significant resources to the research, design and development of our homes to meet the demands of our buyers and evolving market requirements. Across all of our divisions, we currently offer over 750 different floor plans designed to reflect current lifestyles and design trends. Our Showcase Collection is designed for our move-up and luxury homebuyers and offers more design options, larger floor plans, and a higher-end product line of homes in upscale communities. In addition, we are developing new floor plans and communities specifically for the growing empty-nester market. These plans (primarily ranch and main floor master bedroom type plans) focus on move-down buyers, are smaller in size, and feature outdoor living potential, fewer bedrooms, and better community amenities. Our homebuilding divisions share successful plans with other divisions, when appropriate.
We are continuing to implement our “Smart Series” floor plans of smaller square footage to target a more affordable sales price in several of our markets. Our “Smart Series” is intended to offer buyers excellent value, great locations, and pre-selected packages of upgraded finishes and appliances. Our “Smart Series” targets entry-level and move-down buyers and focuses significant attention on current trends, livability and offering design flexibility to our customers. We are actively selling “Smart Series” floor plans in the majority of our markets and they have become an important and successful part of our overall product lineup.
Our new “City Collection” floor plans offer a unique and upscale urban lifestyle by utilizing narrow lots, detached rear garages and thoughtfully designed interiors. Our “City Collection” enables us to participate in new infill development opportunities that extend beyond our traditional suburban markets.
We design all of our product lines to reduce production costs and construction cycle times while adhering to our quality standards and using materials and construction techniques that reflect our commitment to more environmentally conscious homebuilding methods. All of our homes are constructed according to proprietary designs that meet the applicable FHA and VA requirements and all local building codes. We attempt to maintain efficient operations by utilizing standardized materials. Our raw materials consist primarily of lumber, concrete and similar construction materials, and while these materials are generally available from a variety of sources, we have reduced construction and administrative costs by executing national purchasing contracts with select vendors. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction and control product consistency and availability. We generally employ subcontractors for the installation of site improvements and the construction of homes. The construction of each home is supervised by a Personal Construction Supervisor who reports to a Production Manager, both of whom are employees of the Company. Our Personal Construction Supervisors manage the scheduling and construction process. Subcontractor work is performed pursuant to written agreements that require our subcontractors to comply with all applicable laws and labor practices, follow local building codes and permits, and meet performance, warranty, and insurance requirements. The agreements generally specify a fixed price for labor and materials, and are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our backlog.
We begin construction on a majority of our homes after we have obtained a sales contract and preliminary oral confirmation from the buyer’s lender that financing should be approved. In certain markets, contracts may be accepted contingent upon the sale of an existing home, and construction may be authorized through a certain phase prior to satisfaction of that contingency. The construction of our homes typically takes approximately four to six months from the start of construction to completion of the home, depending on the size and complexity of the particular home being built, weather conditions, and the availability of labor, materials, and supplies. We also construct inventory homes (i.e., homes started in the absence of an executed contract) to facilitate delivery of homes on an immediate-need basis under our Ready Now Homes program and to provide presentation of new products. For some prospective buyers, selling their existing home has become a less predictable process and, as a result, when they sell their home, they often need to find, buy and move into a new home in 60 days or less. Other buyers simply prefer the certainty provided by being able to fully visualize a home before purchasing it. Of the total number of homes closed in 2018 and 2017, 45% and 47%, respectively, were inventory homes which include both homes started as inventory homes and homes that started under a contract that were later cancelled and became inventory homes as a result.
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
As of December 31, 2018, we had a total of 2,194 homes, with $896.7 million aggregate sales value, in backlog in various stages of completion, including homes that are under contract but for which construction had not yet begun. As of December 31, 2017, we had a total of 2,014 homes, with $791.3 million aggregate sales value, in backlog. Homes included in year-end backlog are typically included in homes delivered in the subsequent year.
Warranty
We provide certain warranties in connection with our homes and also perform inspections with the buyer of each home immediately prior to delivery and as needed after a home is delivered. The Company offers both a limited warranty program (“Home Builder’s Limited Warranty”) and a transferable structural limited warranty. The Home Builder’s Limited Warranty covers construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause. The structural warranty is for 10 or 15 years for homes sold after December 1, 2015 and 10 or 30 years for homes sold after April 25, 1998 and on or before December 1, 2015. We also pass along to our homebuyers all warranties provided by the manufacturers or suppliers of components installed in each home. Although our subcontractors are generally required to repair and replace any product or labor defects during their respective warranty periods, we are ultimately responsible to the homeowner for making such repairs during our applicable warranty period. Accordingly, we have estimated and established reserves for both our Home Builder’s Limited Warranty and potential future structural warranty costs based on the number of home deliveries and historical data trends for our communities. In the case of the structural warranty, we also employ an actuary to assist in the determination of our future costs on an annual basis. Our warranty expense (excluding stucco-related repair costs in certain of our Florida communities in 2018, 2017 and 2016 (as more fully discussed in Note 8 to our Consolidated Financial Statements)) was approximately 0.8% of total housing revenue in each of 2018 and 2017 and 0.9% of total housing revenue in 2016.
Land Acquisition and Development
We continuously evaluate land acquisition opportunities in the normal course of our homebuilding business, and we focus on both replenishing our lot positions and adding to our lot positions in key submarkets to expand our market share. Our goal is to maintain an approximate three to five-year supply of lots, including lots controlled under option contracts and purchase agreements, which we believe provides an appropriate horizon for addressing regulatory matters and land development and the subsequent build-out of the homes in each community, and allows us to manage our business plan for future home deliveries.
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
In 2018, we continued to increase our investments in land acquisition, land development and housing inventory to meet demand and expand our operations in certain markets. In 2018 and 2017, we developed over 74% and 72%, respectively, of our lots internally, primarily due to a lack of availability of developed lots in desirable locations in the market. Raw land that requires development generally remains more available. In order to minimize our investment and risk of large exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the cost of land investment and development through joint ownership and development agreements, joint ventures, and other similar arrangements. For joint venture arrangements where a special purpose entity is established to own the property, we enter into limited liability company or similar arrangements (“LLCs”) with the other partners. Further details relating to our joint venture arrangements are included in Note 1 to our Consolidated Financial Statements.
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

In the normal course of our homebuilding business, we balance the economic risk of owning lots and land with the necessity of having lots available for construction of our homes. The following table sets forth our land position in lots (including lots held in joint venture arrangements) at December 31, 2018:

	Lots Owned
Region	Developed Lots	Lots Under Development	Undeveloped Lots (a)	Total Lots Owned	Lots Under Contract	Total
Midwest	3,119	420	2,105	5,644	6,460	12,104
Southern	2,171	1,441	2,895	6,507	5,636	12,143
Mid-Atlantic	721	552	639	1,912	2,564	4,476
Total	6,011	2,413	5,639	14,063	14,660	28,723

(a)	Includes our interest in raw land held by joint venture arrangements expected to be developed into 1,159 lots.
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
We also provide title and closing services to purchasers of our homes through our 100%-owned subsidiaries, TransOhio Residential Title Agency Ltd., M/I Title Agency Ltd., and M/I Title LLC, and our majority-owned subsidiary, Washington/Metro Residential Title Agency, LLC. Through these entities, we serve as a title insurance agent by providing title insurance policies and examination and closing services to purchasers of our homes in the Columbus, Cincinnati, Minneapolis/St. Paul, Tampa, Orlando, Sarasota, San Antonio, Houston, Dallas/Fort Worth, Austin, and Washington, D.C. markets.  In addition, TransOhio Residential Title Agency Ltd. provides examination and title insurance services to our housing markets in the Raleigh, Charlotte, Chicago and Indianapolis markets. We assume no underwriting risk associated with the title policies.
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

Government Regulation and Environmental Matters
Our homebuilding and financial services operations are subject to compliance with numerous laws and regulations. Our homebuilding operations are subject to various local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment, including storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws and existing conditions may result in delays, cause us to incur substantial compliance and other costs and prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.
Our homebuilding operations are also subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building, design, construction, sales, and similar matters. These regulations increase the cost to produce and market our products, and in some instances, delay our developers’ ability to deliver finished lots to us. Counties and cities in which we build homes have at times declared moratoriums on the issuance of building permits and imposed other restrictions in the areas in which sewage treatment facilities and other public facilities do not reach minimum standards. In addition, our homebuilding operations are regulated in certain areas by restrictive zoning and density requirements that limit the number of homes that can be built within the boundaries of a particular area. We may also experience extended timelines for receiving required approvals from municipalities or other government agencies that can delay our anticipated development and construction activities in our communities.
Our mortgage company and title insurance agencies are subject to various local, state and federal statutes, ordinances, rules and regulations (including requirements for participation in programs offered by FHA, VA, USDA, Ginnie Mae, Fannie Mae and Freddie Mac). These regulations restrict certain activities of our financial services operations as further described in our description of “Risk Factors” below in Item 1A. In addition, our financial services operations are subject to regulation at the state and federal level, including regulations issued by the Consumer Financial Protection Bureau (the “CFPB”), with respect to specific origination, selling and servicing practices.
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
Employees
At December 31, 2018, we employed 1,359 people (including part-time employees), of which 1,085 were employed in homebuilding operations, 178 were employed in financial services and 97 were employed in management and administrative services. No employees are represented by a collective bargaining agreement.
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
Potential customers may be less willing or able to buy our homes if any of these conditions have a negative impact on the homebuilding industry. In the future, our pricing strategies may be limited by market conditions. We may be unable to change the mix of our home offerings, reduce the costs of the homes we build or offer more affordable homes to maintain our gross margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may increase .
During the second half of 2018, demand for new homes slowed, which we believe was a result of higher interest rates and higher home prices. While the absorption pace of our new contracts per community remained relatively stable in 2018, a further decline in sales activity could adversely affect our results of operations, financial condition and cash flows.
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
Mortgage interest rates remained near historical lows for the last several years. However, the Federal Reserve raised its benchmark rate several times during 2017 and 2018, and indicated that additional increases in interest rates in 2019 are possible. Increases in interest rates increase the costs of owning a home and could reduce the demand for our homes.
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
Increased costs of lumber, framing, concrete, steel and other building materials could increase our construction costs. We generally are unable to pass on increases in construction costs to customers who have already entered into sales contracts, as those sales contracts generally fix the price of the homes at the time the contracts are signed, which may occur before construction begins. During 2018, we experienced increases in the costs of labor and materials. The increased labor costs were primarily the result of shortages of skilled labor in many parts of the country. The increased material costs were due to inflationary pressures and, during the middle part of the year, tariffs on Canadian lumber and other imported building materials. Increases in construction costs that exceeded our increase in home pricing eroded our gross margins from home sales during 2018 and may continue to reduce our gross margins, particularly if pricing competition restricts our ability to pass on any additional costs of materials or labor, thereby decreasing our gross margins from home sales.
We depend on the continued availability of and satisfactory performance of subcontracted labor for the construction of our homes and to provide related materials. We have experienced, and may continue to experience, modest skilled labor and material shortages in certain of our markets as supply adjusts to demand. The cost of labor may also be adversely affected by shortages of qualified subcontractors and construction personnel, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. We cannot provide any assurance that there will be a sufficient supply of materials or a sufficient supply of, or satisfactory performance by, these unaffiliated third-party subcontractors, which could have a material adverse effect on our business.
Tax law changes could make home ownership more expensive and/or less attractive.
Prior to the enactment of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), which was signed into law in December 2017, significant expenses of owning a home, including residential consumer mortgage loan interest costs and real estate taxes, generally were deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income, subject to various limitations. The 2017 Tax Act established new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including real estate taxes. Through the end of 2025, under the 2017 Tax Act, the annual deduction for real estate taxes and state and local income or sales taxes generally is limited to $10,000. Furthermore, through the end of 2025, the deduction for mortgage interest is only available with respect to acquisition indebtedness that does not exceed $750,000. The 2017 Tax Act also raised the standard deduction to help fully or partially offset these new limits. These changes could, however, reduce the actual or perceived affordability of homeownership, and therefore the demand for homes, and/or have a moderating impact on home sales prices, especially in areas with relatively high housing prices and/or high state and local income taxes and real estate taxes. In addition, if the federal government further changes, or a state government changes, its income tax laws by eliminating or substantially reducing the income tax benefits associated with homeownership, the after-tax cost of owning a home could measurably increase. Any increases in personal income tax rates and/or tax deduction limits or restrictions enacted at the federal or state levels, including those enacted under the 2017 Tax Act, could adversely impact demand for and/or selling prices of new homes, including our homes, and the effect on our consolidated financial statements could be adverse and material.

We may not be able to offset the impact of inflation through price increases.
Inflation can have a long-term impact on us because if the costs of land, materials and labor increase, we would need to increase the sale prices of our homes to maintain satisfactory margins. In a highly inflationary environment, we may not be able to raise home prices enough to keep pace with the increased costs of land and house construction, which could reduce our profit margins. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on demand for our homes, and would likely also increase our cost of capital. Although the overall rate of inflation has been low for the last several years, we have experienced increases in the prices of labor and materials that in some cases have exceeded our ability to raise the sales prices on our homes, which put downward pressure on our margins in 2018, and such pressures may continue.
Our limited geographic diversification could adversely affect us if the demand for new homes in our markets declines.
We have operations in Ohio, Indiana, Illinois, Michigan, Minnesota, Maryland, Virginia, North Carolina, Florida and Texas. Our limited geographic diversification could adversely impact us if the demand for new homes or the level of homebuilding activity in our current markets declines, since there may not be a balancing opportunity in a stronger market in other geographic regions.
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
We may write-off intangible assets, such as goodwill.

We recorded goodwill in connection with our acquisition of the assets and operations of Pinnacle Homes. On an ongoing basis, we will evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot provide any assurance that we will realize the value of these intangible assets. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

We have financial needs that we meet through the capital markets, including the debt and secondary mortgage markets, and disruptions in these markets could have an adverse impact on our results of operations, financial position and/or cash flows.
We have financial needs that we meet through the capital markets, including the debt and secondary mortgage markets. Our requirements for additional capital, whether to finance operations or to service or refinance our existing indebtedness, fluctuate as market conditions and our financial performance and operations change. We cannot provide assurances that we will maintain cash reserves and generate cash flow from operations in an amount sufficient to enable us to service our debt or to fund other liquidity needs.

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
The mortgage warehousing agreement of our financial services segment will expire in June 2019.
M/I Financial is party to a $125 million secured mortgage warehousing agreement, as amended, among M/I Financial, the lenders party thereto and the administrative agent (the “MIF Mortgage Warehousing Agreement”). M/I Financial uses the MIF Mortgage Warehousing Agreement to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement will expire on June 21, 2019. If we are unable to renew or replace the MIF Mortgage Warehousing Agreement when it matures, the activities of our financial services segment could be seriously impeded and our home sales and our homebuilding and financial services results of operations may be adversely affected.
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
Our $500 million unsecured revolving credit facility dated July 18, 2013, as amended, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly-owned homebuilding subsidiaries (the “Credit Facility”), the indenture governing our 5.625% Senior Notes due 2025 (the “2025 Senior Notes”) and the indenture governing our 6.75% Senior Notes due 2021 (the “2021 Senior Notes”) impose restrictions on our operations and activities. These restrictions and/or our failure to comply with the terms of our indebtedness could have a material adverse effect on our results of operations, financial condition and ability to operate our business.
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
As of December 31, 2018, we had approximately $667.8 million of indebtedness (net of debt issuance costs), excluding issuances of letters of credit, the MIF Mortgage Warehousing Agreement and our $50 million mortgage repurchase agreement, as amended, dated October 30, 2017, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”), and we had $329.9 million of remaining availability for borrowings under the Credit Facility. In addition, under the terms of the Credit Facility, the indentures governing the 2025 Senior Notes and the 2021 Senior Notes and the documents governing our other indebtedness, we have the ability, subject to applicable debt covenants, to incur additional indebtedness. The incurrence of additional indebtedness could magnify other risks related to us and our business. Our indebtedness and any future indebtedness we may incur could have a significant adverse effect on our future financial condition.

For example:

•
a significant portion of our cash flow may be required to pay principal and interest on our indebtedness, which could reduce the funds available for working capital, capital expenditures, acquisitions or other purposes;

•
borrowings under the Credit Facility bear, and borrowings under any new facility could bear, interest at floating rates, which could result in higher interest expense in the event of an increase in interest rates. In 2018, short-term rates increased due to actions taken by the Federal Reserve and, therefore, borrowing costs increased in 2018, and may increase further in 2019, based on statements made by the Federal Reserve;

•	the terms of our indebtedness could limit our ability to borrow additional funds or sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•
our debt level and the various covenants contained in the Credit Facility, the indentures governing our 2025 Senior Notes and 2021 Senior Notes and the documents governing our other indebtedness could place us at a relative competitive disadvantage as compared to some of our competitors; and

•
the terms of our indebtedness could prevent us from raising the funds necessary to repurchase all of the 2025 Senior Notes and the 2021 Senior Notes tendered to us upon the occurrence of a change of control, which, in each case, would constitute a default under the applicable indenture, which in turn could trigger a default under the Credit Facility and the documents governing our other indebtedness.

In the ordinary course of business, we are required to obtain performance bonds from surety companies, the unavailability of which could adversely affect our results of operations and/or cash flows.
As is customary in the homebuilding industry, we are often required to provide surety bonds to secure our performance under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies and sureties to issue performance bonds. If we were unable to obtain surety bonds when required, our results of operations and/or cash flows could be adversely impacted.
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
Our homes are constructed by employees of subcontractors and other parties. We have limited ability to control what these parties pay their employees or the rules they impose on their employees. However, various governmental agencies may seek to hold parties like us responsible for violations of wage and hour laws and other labor laws by subcontractors. A ruling by the National Labor Relations Board (“NLRB”) that a company, under some circumstances, could be held responsible for labor violations by its contractors was withdrawn, and the NLRB is currently considering a rule that would make it less likely that we could be deemed to be a joint employer of our subcontractors’ employees. However, future rulings by the NLRB or other courts or governmental agencies could make us responsible for labor violations committed by our subcontractors. Governmental rulings that hold us responsible for labor practices by our subcontractors could create substantial exposures for us under our subcontractor relationships.
Because of the seasonal nature of our business, our quarterly operating results can fluctuate.
We experience noticeable seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes delivered and associated home sales revenue increase during the third and fourth quarters, compared with the first and second quarters. We believe that this type of seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring and summer with deliveries scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets. There can be no assurance that this seasonality pattern will continue to exist in future reporting periods. In addition, as a result of such variability, our historical performance may not be a meaningful indicator of future results.

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
We also can suffer damage to our reputation, and may be exposed to possible liability, if subcontractors fail to comply with applicable laws, including laws involving things that are not within our control. When we learn about potentially improper practices by subcontractors, we try to cause the subcontractors to discontinue them. However, we may not always be able to cause our subcontractors to discontinue potentially improper practices, and even when we can, we may not be able to avoid claims against us relating to prior actions of our subcontractors.

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
We use information technology, digital communications and other computer resources to carry out important operational and marketing activities and to maintain our business records. We have implemented systems and processes intended to address ongoing and evolving cyber-security risks, secure our information technology, applications and computer systems, and prevent unauthorized access to or loss of sensitive, confidential and personal data. We also provide regular personnel awareness training regarding potential cyber-security threats, including the use of internal tips, reminders and phishing assessments, to help ensure employees remain diligent in identifying potential risks. In addition, we have deployed monitoring capabilities to support early detection, internal and external escalation, and effective responses to potential anomalies. Many of our information technology and other computer resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. We also rely upon our third-party service providers to maintain effective cyber-security measures to keep our information secure and to carry cyber insurance. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, hacking, employee error, system error and faulty password management.
Our ability to conduct our business may be impaired if these informational technology and computer resources, including our website, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure or intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. A significant disruption in the functioning of these resources, or breach thereof, including our website, could damage our reputation and cause us to lose customers, sales and revenue.

In addition, breaches of our information technology systems or data security systems, including cyber-attacks, could result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information (including information we collect and retain in connection with our business about our homebuyers, business partners and employees), and require us to incur significant expense (that we may not be able to recover in whole or in part from our service providers or responsible parties, or their or our insurers) to address and remediate or otherwise resolve. The unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying or confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses and charges recorded against our earnings, could have a material and adverse effect on our financial position, results of operations and cash flows and harm our reputation. In addition, the costs of maintaining adequate protection against such threats, based on considerations of their evolution, increasing sophistication, pervasiveness and frequency and/or increasingly demanding government-mandated standards or obligations regarding information security and privacy, could be material to our consolidated financial statements in a particular period or over various periods.
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
We own and operate an approximately 85,000 square foot office building for our home office in Columbus, Ohio and lease all of our other offices. As of September 30, 2018, we reclassified this building as an asset held for sale. For further discussion, please see Note 1 to our Consolidated Financial Statements in Item 8 of this Form 10-K.
Due to the nature of our business, a substantial amount of property is held as inventory in the ordinary course of business. See “Item 1. BUSINESS – Land Acquisition and Development” and “Item 1. BUSINESS – Backlog.”

Item 3.	LEGAL PROCEEDINGS
The Company and certain of its subsidiaries have received claims from homeowners in certain of our communities in our Tampa and Orlando, Florida markets (and been named as a defendant in legal proceedings initiated by certain of such homeowners) related to stucco on their homes. Please refer to Note 8 to the Company’s Consolidated Financial Statements for further information regarding these stucco claims.
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
Market for Common Shares and Dividends
The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.” As of February 20, 2019, there were approximately 444 record holders of the Company’s common shares. At that date, there were 30,137,141 common shares issued and 27,521,304 common shares outstanding.

Performance Graph
The following graph illustrates the Company’s performance in the form of cumulative total return to holders of our common shares for the last five calendar years through December 31, 2018, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Stock Index and the Standard & Poor’s 500 Homebuilding Index.

Comparison of Cumulative Year Total Return
Index Value
200
180
160
140
120
100
80
60
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
M/I Homes, Inc.
S&P 500
S&P 500 Homebuilding Index

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
M/I Homes, Inc.	$100.00	$90.22	$86.13	$98.94	$135.17	$82.59
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P 500 Homebuilding Index	100.00	111.43	120.95	110.32	191.24	129.56

Share Repurchases
Common shares purchased during each month during the fourth quarter ended December 31, 2018 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)

October 1, 2018 - October 31, 2018	254,427	$23.16	254,427	33,021,709
November 1, 2018 - November 30, 2018	228,883	$23.63	228,883	27,613,196
December 1, 2018 - December 31, 2018	148,243	$22.41	148,243	24,290,682

Quarter ended December 31, 2018	631,553	$23.16	631,553	24,290,682

(1)
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The 2018 Share Repurchase Program does not have an expiration date and may be modified, suspended or discontinued at any time. Please see Note 18 to our Consolidated Financial Statements for additional information.

Please see Note 11 to our Consolidated Financial Statements for more information regarding the limit imposed by the indenture governing our 2025 Senior Notes and the indenture governing our 2021 Senior Notes on our ability to pay dividends on, and repurchase, our common shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures.

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

(In thousands, except per share amounts)	2018	2017	2016	2015	2014
Income Statement (Year Ended December 31):
Revenue	$2,286,282	$1,961,971	$1,691,327	$1,418,395	$1,215,180
Gross margin (a)	$443,769	$393,268	$329,152	$300,094	$252,732
Income before income taxes (a) (b) (c)	$141,289	$120,324	$91,785	$86,929	$69,736
Net income (a) (b) (c) (d) (e)	$107,663	$72,081	$56,609	$51,763	$50,789
Preferred dividends	$—	$3,656	$4,875	$4,875	$4,875
Excess of fair value over book value of preferred shares redeemed	$—	$2,257	$—	$—	$—
Net income to common shareholders	$107,663	$66,168	$51,734	$46,888	$45,914
Earnings per share to common shareholders:
Basic:	$3.81	$2.57	$2.10	$1.91	$1.88
Diluted:	$3.70	$2.26	$1.84	$1.68	$1.65
Weighted average shares outstanding:
Basic	28,234	25,769	24,666	24,575	24,463
Diluted	29,178	30,688	30,116	30,047	29,912
Balance Sheet (December 31):
Inventory	$1,674,460	$1,414,574	$1,215,934	$1,112,042	$918,589
Total assets	$2,021,581	$1,864,771	$1,548,511	$1,415,554	$1,205,239
Notes payable banks – homebuilding operations	$117,400	$—	$40,300	$43,800	$30,000
Notes payable banks – financial services operations	$153,168	$168,195	$152,895	$123,648	$85,379
Notes payable - other	$5,938	$10,576	$6,415	$8,441	$9,518
Convertible senior subordinated notes due 2017 - net	$—	$—	$57,093	$56,518	$55,943
Convertible senior subordinated notes due 2018 - net	$—	$86,132	$85,423	$84,714	$84,006
Senior notes - net	$544,455	$542,831	$295,677	$294,727	$226,099
Shareholders’ equity	$855,303	$747,298	$654,174	$596,566	$544,295

(a)
Includes $5.1 million ($0.13 per diluted share) of charges related to purchase accounting adjustments taken during 2018 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018, pre-tax charges of $8.5 million ($0.18 per diluted share) and $19.4 million ($0.40 per diluted share) for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8 to our Consolidated Financial Statements) taken during the years ended December 31, 2017 and 2016, respectively, and $5.8 million ($0.15 per diluted share), $7.7 million ($0.16 per diluted share), $4.0 million ($0.08 per diluted share), $3.6 million ($0.08 per diluted share), and $3.5 million ($0.07 per diluted share) related to pre-tax impairment charges taken during the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(b)	Includes $1.7 million ($0.05 per diluted share) of charges related to acquisition and integration costs taken during 2018 as a result of our acquisition of Pinnacle Homes.

(c)	Includes a pre-tax charge of $7.8 million ($0.16 per diluted share) for the loss on early extinguishment of debt taken during the year ended December 31, 2015.

(d)
Includes $9.3 million ($0.31 per diluted share) related to the accounting benefit from income taxes associated with the reversal of our deferred tax asset valuation allowance for the year ended December 31, 2014.

(e)
Includes a non-cash provisional tax expense of approximately $6.5 million ($0.21 per diluted share) related to the re-measurement of our deferred tax assets as a result of the 2017 Tax Act enacted in December 2017 for the year ended December 31, 2017.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having sold over 111,400 homes since we commenced homebuilding activities in 1976. The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)). In addition, the Hans Hagen brand is used in older communities in our Minneapolis/St. Paul, Minnesota market, and, following our acquisition of the homebuilding assets and operations of Pinnacle Homes, a privately-held homebuilder in the Detroit, Michigan market (“Pinnacle Homes”), in March 2018, the Pinnacle Homes brand is used in that market in connection with the sale of homes in active communities as of the date of the acquisition. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.
Included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are the following topics relevant to the Company’s performance and financial condition:

•	Application of Critical Accounting Estimates and Policies;

•	Results of Operations;

•	Discussion of Our Liquidity and Capital Resources;

•	Summary of Our Contractual Obligations;

•	Off-Balance Sheet Arrangements; and

•	Impact of Interest Rates and Inflation.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and assumptions on historical experience and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and assumptions and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future. See “Forward - Looking Statements” above in Part I.
Listed below are those estimates and policies that we believe are critical and require the use of complex judgment in their application. Our critical accounting estimates should be read in conjunction with the Notes to our Consolidated Financial Statements.
Revenue Recognition.  On January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts from Customers (“ASC 606”), using the modified retrospective transition method, which includes a cumulative catch-up in retained earnings on the initial date of adoption for existing contracts (those contracts under which obligations have not been completed) as of, and new contracts after, January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition (“ASC 605”). We did not have any material adjustments to our 2018 results under ASC 606.
Revenue from the sale of a home and revenue from the sale of land to third parties are recognized in the financial statements on the date of closing (point in time) if delivery has occurred, title has passed, all performance obligations have been met (see definition of performance obligations below), and control of the home or land is transferred to the buyer in an amount that reflects the consideration we expect to be entitled to in exchange for the home or land.
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

Please see Note 1 to our Consolidated Financial Statements for additional information related to our revenues disaggregated by geography and revenue source.

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
Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land is impaired, at which point the inventory is written down to fair value as required by ASC 360-10, Property, Plant and Equipment (“ASC 360”). The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, the value of the land itself as well as any results from third-party appraisals. From the review of all of these factors, we identify communities whose carrying values may exceed their estimated undiscounted future cash flows and run a test for recoverability. For those communities whose carrying values exceed the estimated undiscounted future cash flows and which are deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company’s cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions and/or changes in management’s intentions with respect to the inventory may lead the Company to incur additional impairment charges in the future. Because each inventory asset is unique, there are numerous inputs and assumptions used in our valuation techniques, including estimated average selling price, construction and development costs, absorption pace (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates, which could materially impact future cash flow and fair value estimates.

As of December 31, 2018, our projections generally assume a gradual improvement in market conditions. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of December 31, 2018, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums.
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
Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. As a result of the Company’s acquisition of the homebuilding assets and operations of Pinnacle Homes in Detroit, Michigan on March 1, 2018, the Company recorded goodwill of $16.4 million as of December 31, 2018, which is included as goodwill in our Consolidated Balance Sheets. This amount was based on the estimated fair values of the acquired assets and assumed liabilities at the date of the acquisition in accordance with ASC 350, Intangibles, Goodwill and Other (“ASC 350”). Please see Note 12 to the Company’s Consolidated Financial Statements for further discussion.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. As a result of ASU 2017-04, the Company will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  ASU 2017-04 is effective beginning January 1, 2020, with early adoption permitted, and applied prospectively. The Company elected to early adopt this ASU effective for the fiscal year ended December 31, 2018 in its impairment testing and analyses. The adoption of ASU 2017-04 on January 1, 2018 did not have an impact on the Company’s consolidated financial statements and disclosures. The Company performed its annual goodwill impairment analysis during the fourth quarter of 2018, and as no indicators for impairment existed at December 31, 2018, no impairment was recorded.

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. When performing a qualitative assessment, the Company evaluates qualitative factors such as: (1) macroeconomic conditions, such as a deterioration in general economic conditions; (2) industry and market considerations, such as deterioration in the environment in which the entity operates; (3) cost factors, such as increases in raw materials and labor costs; and (4) overall financial performance, such as negative or declining cash flows or a decline in actual or planned revenue or earnings, to determine if it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value.

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

Land Option or Purchase Agreements. In accordance with ASC 810-10, Consolidation (“ASC 810”), we analyze our land option or purchase agreements to determine whether the corresponding land seller is a variable interest entity (“VIE”) and, if so, whether we are the primary beneficiary (using an analysis similar to that described in Note 1 to our Consolidated Financial Statements within the description of our significant accounting policy for VIEs). Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory Not Owned on our Consolidated Balance Sheets. At

both December 31, 2018 and 2017, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
In addition, we evaluate our land option or purchase agreements to determine for each contract if (1) a portion or all of the purchase price is a specific performance requirement, or (2) the amount of deposits and prepaid acquisition and development costs have exceeded certain thresholds relative to the remaining purchase price of the lots. If either is the case, then the remaining purchase price of the lots (or the specific performance amount, if applicable) is recorded as an asset and liability in Consolidated Inventory Not Owned on our Consolidated Balance Sheets.
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
While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Our warranty reserves were adversely affected by stucco-related repairs in certain of our Florida communities in each of 2018, 2017 and 2016. Please see Note 1 and Note 8 to our Consolidated Financial Statements for additional information related to our warranty reserves.
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
In accordance with ASC 740-10, Income Taxes (“ASC 740”), we evaluate the realizability of our deferred tax assets, including the benefit from net operating losses (“NOLs”) and tax credit carryforwards, to determine if a valuation allowance is required based on whether it is more likely than not (a likelihood of more than 50%) that all or any portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required. Please see Note 1 to our Consolidated Financial Statements for additional information related to our valuation of deferred tax assets. We have no valuation allowance on our deferred tax assets and state NOL carryforwards at December 31, 2018.
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
San Antonio, Texas
RESULTS OF OPERATIONS
Overview
For the year ended December 31, 2018, we achieved record levels of new contracts, homes delivered, revenue and net income. Additionally, our complementary financial services business also achieved record revenue and a record number of loans originated in 2018. Housing market conditions continued to be favorable through the first half of 2018, as evidenced by our strong spring selling season. However, beginning in the second half of 2018, the homebuilding industry experienced a softening in demand, after adjusting for normal seasonality, that we believe was a result of the rise in mortgage interest rates that occurred in 2018 and higher home prices which created affordability challenges for some prospective buyers. Despite this softening in demand in the second half of 2018, we also believe that many of the fundamentals supporting continued growth in demand remain favorable, including high consumer confidence, growth in employment, wage increases, and a limited supply of available new and existing homes. Company-wide, our absorption pace of sales per community for 2018 remained at a pace consistent with 2017.
Due to the continued execution of our strategic business initiatives and the overall level of housing demand in 2018, we were able to achieve the following improved results in 2018 in comparison to the year ended December 31, 2017:

•	New contracts increased 10% to 5,845 - a record high for our Company

•	Homes delivered increased 14% to 5,778 - a record high for our Company

•	Average sales price of homes delivered increased 4% to $384,000

•	Number of homes in backlog increased 9%, and our total sales value in backlog increased 13% to $897 million

•	Average sales price of homes in backlog increased 4% to $409,000 - a record high for our Company

•	Revenue increased 17% to $2.29 billion - a record high for our Company

•	Number of active communities at December 31, 2018 increased 11% to 209

Summary of Company Financial Results in 2018
The calculations of adjusted income before income taxes, adjusted net income available to common shareholders, and adjusted housing gross margin, which we believe provide a clearer measure of the ongoing performance of our business, are described and reconciled to income before income taxes, net income available to common shareholders, and housing gross margin, the financial measures that are calculated using our GAAP results, below under “Non-GAAP Financial Measures.”
Income before income taxes for the twelve months ended December 31, 2018 increased 17% from $120.3 million for the year ended December 31, 2017 to $141.3 million for the year ended December 31, 2018. Income before income taxes for 2018 was unfavorably impacted by $5.1 million of charges for the amortization of inventory profit write-up related to purchase accounting adjustments on Detroit homes that were delivered during 2018 incurred as a result of our acquisition of Pinnacle Homes in March 2018 (as more fully discussed below and in Note 12 to our Consolidated Financial Statements), $1.7 million of acquisition and integration costs related to our acquisition of Pinnacle Homes, and asset impairment charges of $5.8 million. Income before income taxes for 2017 was unfavorably impacted by an $8.5 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed below and in Note 8 to our Consolidated Financial Statements) and asset impairment charges of $7.7 million. Excluding these acquisition-related and impairment charges in 2018, and the stucco-related and impairment charges in 2017, adjusted income before income taxes increased 13% from $136.5 million in 2017 to $153.9 million in 2018.
In 2018, we achieved net income available to common shareholders of $107.7 million, or $3.70 per diluted share, which includes the after-tax impact of the acquisition-related (which includes both the purchase accounting adjustment and acquisition and integration costs noted above) and asset impairment charges noted above. This compares to net income available to common shareholders of $66.2 million, or $2.26 per diluted share in 2017, which includes the after-tax impact of the stucco-related and asset impairment charges noted above as well as a non-cash tax expense of approximately $6.5 million related to the re-measurement of our deferred tax assets as a result of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), a $2.3 million non-cash equity charge resulting from the excess of fair value over carrying value of our Series A Preferred Shares that were called for redemption in the third quarter of 2017, and $3.7 million in dividend payments made to holders of our then outstanding Series A Preferred Shares. Excluding the after-tax impact of the acquisition-related and asset impairment charges in 2018 (as discussed above), and the deferred tax asset re-measurement and the equity adjustment related to the redemption of our Series A Preferred Shares in 2017, and the after-tax impact of asset impairment and stucco-related charges taken in 2017 (as discussed above), adjusted net income available to common shareholders increased 37% from $85.3 million in 2017 to $117.3 million in 2018.
In 2018, we recorded record total revenue of $2.29 billion, of which $2.22 billion was from homes delivered, $16.9 million was from land sales, and $52.2 million was from our financial services operations. Revenue from homes delivered increased 18% from 2017 driven primarily by the 689 additional homes delivered in 2018 (a 14% increase) and the 4% increase in the average sales price of homes delivered in 2018 ($15,000 per home delivered) compared to 2017. Revenue from land sales decreased $16.8 million from 2017 due primarily to fewer land sales in our Mid-Atlantic region in the current year compared to the prior year. Revenue from our financial services segment increased 5% to $52.2 million in 2018 as a result of increases in the number of loan originations, increases in the average loan amount, the sale of a portion of our servicing portfolio, and a higher volume of loans sold, partially offset by lower margins on loans sold during the period than we experienced in 2017.
Total gross margin (total revenue less total land and housing costs) increased $50.5 million in 2018 compared to 2017 as a result of a $48.0 million improvement in the gross margin of our homebuilding operations and a $2.5 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $48.8 million, due to the 14% increase in the number of homes delivered, the 4% increase in the average sales price of homes delivered, the absence of $8.5 million in stucco-related repair charges taken in 2017 and a decline of $1.9 million in asset impairment charges. Our housing gross margin percentage declined 50 basis points from 18.1% in the prior year to 17.6% in 2018. Exclusive of the purchase accounting adjustments and asset impairment charges in 2018 and the stucco-related and asset impairment charges in 2017 discussed above, our adjusted housing gross margin percentage declined 90 basis points in 2018 to 18.1% from 19.0% in 2017, largely as a result of higher construction and lot costs in 2018 compared to 2017 as well as the mix of homes delivered during 2018 compared to 2017. Our gross margin on land sales (land gross margin) declined $0.8 million in 2018 compared to 2017 as a result of fewer land sales in the current year compared to the prior year. The gross margin of our financial services operations increased $2.5 million in 2018 compared to 2017 as a result of increases in the number of loan originations, the average loan amount and the volume of loans sold.
We believe the increased sales volume and higher sales prices on homes delivered in 2018 compared to 2017 were driven primarily by the opening of new communities which increased our average number of locations selling homes, along with the continued strong economic conditions described above (particularly during the first half of 2018), constrained supply/demand conditions, better pricing leverage in select locations and submarkets, and shifts in both product and community mix. We opened 67 new communities during 2018. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. As a result, our new contracts and housing gross margin may fluctuate up or down from year to year depending on the mix of communities delivering homes. The improvements described above were partially offset by higher average lot and construction costs related to homebuilding industry conditions and normal supply and demand dynamics. In 2018, we were able to pass a portion of the higher construction and lot costs to our homebuyers in the form of higher sales prices. However, we cannot provide any assurance that we will be able to continue to raise prices.
For 2018, selling, general and administrative expense increased $26.0 million, which partially offset the increase in our gross margin discussed above, but declined as a percentage of revenue to 12.3% in 2018 compared to 13.0% in 2017. Selling expense increased $14.5 million from 2017 but declined as a percentage of revenue to 6.2% in 2018 compared to 6.5% for 2017. Variable selling expense for sales commissions contributed $12.6 million to the increase ($2.5 million of which related to incremental costs associated with our new Detroit division) due to the higher average sales price of homes delivered and the higher number of homes delivered. The increase in selling expense was also attributable to a $1.9 million increase in non-variable selling expense primarily related to incremental costs associated with our additional sales offices and models in our new Detroit division. General and administrative expense increased $11.5 million compared to 2017 but declined as a percentage of revenue from 6.4% in 2017 to 6.0% in 2018. The dollar increase in general and administrative expense was primarily due to a $3.7 million increase related to incremental costs associated with our Detroit division, a $3.1 million increase in compensation-related expenses primarily due to an increase in employee count, a $1.9 million increase in professional fees, a $1.6 million increase in costs associated with new information systems, a $1.0 million increase in rent, and a $0.2 million increase in other miscellaneous expenses.
Outlook
Although higher home prices and rising interest rates began to adversely impact new home sales in the second half of 2018, we believe that other fundamentals underlying housing demand, linked to low unemployment and higher wages, remain favorable.

We remain focused on increasing our profitability by generating additional revenue and improving overhead operating leverage, continuing to expand our market share, shifting our product mix to include more affordable designs, investing in attractive land opportunities and increasing our number of average active communities.

We expect to emphasize the following strategic business objectives in 2019:

•	profitably growing our presence in our existing markets, including opening new communities;

•	expanding the availability of our more affordable Smart Series homes;

•	reviewing new markets for additional investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.

Consistent with these objectives, we took a number of steps in 2018 for continued improvement in our financial and operating results in 2019 and beyond, including investing $330.5 million in land acquisitions and $221.9 million in land development in 2018 to help grow our presence in our existing markets. We currently estimate that we will spend approximately $575 million to $600 million on land purchases and land development in 2019. However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home sales and deliveries, and we will adjust our land spending accordingly.
We ended 2018 with more than 28,700 lots under control, which represents a 5.0 year supply of lots based on 2018 homes delivered, including certain lots that we anticipate selling to third parties. This represents a 1% increase from our approximately 28,500 lots under control at the end of 2017. We also opened 67 communities and closed 56 communities in 2018, ending the year with a total of 209 communities. Of our total communities, 19 offered our more affordable Smart Series designs, which are primarily designed for first-time homebuyers. We estimate that our average community count in 2019 will increase by approximately 5% from our average community count of 205 communities in 2018.
Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics will continue in the future.

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); interest expense; and depreciation and amortization for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
(In thousands)	2018	2017	2016
Revenue:
Midwest homebuilding	$933,119	$742,577	$637,894
Southern homebuilding	925,404	730,482	602,273
Mid-Atlantic homebuilding	375,563	439,219	409,149
Financial services (a)	52,196	49,693	42,011
Total revenue	$2,286,282	$1,961,971	$1,691,327

Gross margin:
Midwest homebuilding (b)	$165,187	$149,080	$126,675
Southern homebuilding (c)	168,504	119,719	87,815
Mid-Atlantic homebuilding	57,882	74,776	72,651
Financial services (a)	52,196	49,693	42,011
Total gross margin (b) (c) (d)	$443,769	$393,268	$329,152

Selling, general and administrative expense:
Midwest homebuilding	$79,056	$67,558	$56,229
Southern homebuilding	95,904	82,921	67,417
Mid-Atlantic homebuilding	34,570	39,178	39,201
Financial services (a)	24,714	22,405	18,749
Corporate	46,364	42,547	38,813
Total selling, general and administrative expense	$280,608	$254,609	$220,409

Operating income (loss):
Midwest homebuilding (b)	$86,131	$81,522	$70,446
Southern homebuilding (c)	72,600	36,798	20,398
Mid-Atlantic homebuilding	23,312	35,598	33,450
Financial services (a)	27,482	27,288	23,262
Less: Corporate selling, general and administrative expense	(46,364)	(42,547)	(38,813)
Total operating income (b) (c) (d)	$163,161	$138,659	$108,743

Interest expense:
Midwest homebuilding	$7,142	$5,010	$3,754
Southern homebuilding	7,362	8,508	8,039
Mid-Atlantic homebuilding	2,711	2,599	3,693
Financial services (a)	3,269	2,757	2,112
Total interest expense	$20,484	$18,874	$17,598

Equity in income from joint venture arrangements	$(312)	$(539)	$(640)
Acquisition and integration costs (e)	1,700	—	—

Income before income taxes	$141,289	$120,324	$91,785

Depreciation and amortization:
Midwest homebuilding	$2,448	$2,069	$1,752
Southern homebuilding	3,210	3,014	2,525
Mid-Atlantic homebuilding	1,262	1,565	1,645
Financial services	1,281	1,503	1,948
Corporate	6,330	6,023	5,736
Total depreciation and amortization	$14,531	$14,174	$13,606

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

(b)	Includes $5.1 million of charges related to purchase accounting adjustments taken during 2018 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
The years ended December 31, 2017 and 2016 include an $8.5 million and a $19.4 million charge, respectively, for stucco-related repair costs in certain of our Florida communities (as more fully discussed below and in Note 8 to our Consolidated Financial Statements).

(d)
For the years ended December 31, 2018, 2017 and 2016, total gross margin and total operating income were reduced by $5.8 million, $7.7 million and $4.0 million, respectively, related to asset impairment charges taken during the period.

(e)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

The following tables show total assets by segment at December 31, 2018, 2017 and 2016:

	At December 31, 2018
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$5,725	$21,758		$6,179	$—		$33,662
Inventory (a)	696,057	717,248		227,493	—		1,640,798
Investments in joint venture arrangements	1,562	14,263		20,045	—		35,870
Other assets	19,524	32,161	(b)	10,925	248,641	(c)	311,251
Total assets	$722,868	$785,430		$264,642	$248,641		$2,021,581

	At December 31, 2017
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$4,933	$20,719		$6,904	$—		$32,556
Inventory (a)	500,671	636,019		245,328	—		1,382,018
Investments in joint venture arrangements	4,410	9,677		6,438	—		20,525
Other assets	13,573	38,784	(b)	13,311	364,004	(d)	429,672
Total assets	$523,587	$705,199		$271,981	$364,004		$1,864,771

	At December 31, 2016
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$3,989	$22,607		$3,260	$—		$29,856
Inventory (a)	399,814	484,038		302,226	—		1,186,078
Investments in unconsolidated joint ventures	10,155	10,630		7,231	—		28,016
Other assets	25,747	35,622	(b)	13,912	229,280	(e)	304,561
Total assets	$439,705	$552,897		$326,629	$229,280		$1,548,511

(a)
Inventory includes: single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

(c)	Includes asset held for sale for $5.6 million.

(d)
The increase in Corporate, Financial Services, and Unallocated other assets from prior year is related to an increase in cash on hand at the end of 2017 due primarily to the issuance of our $250.0 million in aggregate principal amount of 2025 Senior Notes during the year ended December 31, 2017.

(e)	During the first quarter of 2016, the Company purchased an airplane for $9.9 million. The asset is included within Property and Equipment - Net in our Consolidated Balance Sheets.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Midwest Region
Homes delivered	2,317	1,907	1,690
New contracts, net	2,306	1,978	1,775
Backlog at end of period	930	828	757
Average sales price of homes delivered	$402	$387	$374
Average sales price of homes in backlog	$441	$415	$403
Aggregate sales value of homes in backlog	$410,434	$343,660	$304,826
Housing revenue	$932,248	$738,743	$631,772
Land sale revenue	$871	$3,834	$6,122
Operating income homes (a) (b)	$85,747	$80,762	$68,891
Operating income land	$384	$760	$1,555
Number of average active communities	84	64	66
Number of active communities, end of period	90	69	61
Southern Region
Homes delivered	2,579	2,108	1,708
New contracts, net	2,697	2,342	1,822
Backlog at end of period	1,026	908	674
Average sales price of homes delivered	$355	$342	$342
Average sales price of homes in backlog	$373	$365	$355
Aggregate sales value of homes in backlog	$382,217	$331,837	$239,067
Housing revenue	$915,945	$720,704	$583,817
Land sale revenue	$9,459	$9,778	$18,456
Operating income homes (a) (c)	$71,130	$35,198	$18,086
Operating income land	$1,470	$1,600	$2,312
Number of average active communities	92	85	71
Number of active communities, end of period	90	87	79
Mid-Atlantic Region
Homes delivered	882	1,074	1,084
New contracts, net	842	979	1,158
Backlog at end of period	238	278	373
Average sales price of homes delivered	$418	$390	$364
Average sales price of homes in backlog	$437	$416	$380
Aggregate sales value of homes in backlog	$104,063	$115,756	$141,564
Housing revenue	$369,004	$419,125	$394,907
Land sale revenue	$6,559	$20,094	$14,242
Operating income homes (a)	$23,121	$35,109	$33,183
Operating income land	$191	$489	$267
Number of average active communities	29	34	39
Number of active communities, end of period	29	32	38
Total Homebuilding Regions
Homes delivered	5,778	5,089	4,482
New contracts, net	5,845	5,299	4,755
Backlog at end of period	2,194	2,014	1,804
Average sales price of homes delivered	$384	$369	$359
Average sales price of homes in backlog	$409	$393	$380
Aggregate sales value of homes in backlog	$896,714	$791,253	$685,457
Housing revenue	$2,217,197	$1,878,572	$1,610,496
Land sale revenue	$16,889	$33,706	$38,820
Operating income homes (a) (b) (c) (d)	$179,998	$151,069	$120,160
Operating income land	$2,045	$2,849	$4,134
Number of average active communities	205	183	176
Number of active communities, end of period	209	188	178

(a)	Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

(b)	Includes $5.1 million of charges related to purchase accounting adjustments taken during 2018 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
Includes an $8.5 million and a $19.4 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed below and in Note 8 to our Consolidated Financial Statements) taken during 2017 and 2016, respectively.

(d)	Includes $5.8 million, $7.7 million and $4.0 million of asset impairment charges taken during the years ended December 31, 2018, 2017 and 2016, respectively.

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Financial Services
Number of loans originated	3,964	3,632	3,286
Value of loans originated	$1,200,474	$1,078,520	$969,690

Revenue	$52,196	$49,693	$42,011
Less: Selling, general and administrative expenses	24,714	22,405	18,749
Less: Interest expense	3,269	2,757	2,112
Income before income taxes	$24,213	$24,531	$21,150

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Midwest	13.6%	12.0%	13.0%
Southern	16.8%	16.5%	17.7%
Mid-Atlantic	9.9%	10.5%	11.0%

Total cancellation rate	14.6%	13.8%	14.4%

Non-GAAP Financial Measures
This report contains information about our adjusted housing gross margin, adjusted income before income taxes, and adjusted net income available to common shareholders, each of which constitutes a non-GAAP financial measure. Because adjusted housing gross margin, adjusted income before income taxes, and adjusted net income available to common shareholders are not calculated in accordance with GAAP, these financial measures may not be completely comparable to similarly-titled measures used by other companies in the homebuilding industry and, therefore, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement our GAAP results in order to provide a greater understanding of the factors and trends affecting our operations.
Adjusted housing gross margin, adjusted income before income taxes, and adjusted net income available to common shareholders are calculated as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Housing revenue	$2,217,197	$1,878,572	$1,610,496
Housing cost of sales	1,827,669	1,537,846	1,327,489

Housing gross margin	389,528	340,726	283,007
Add: Stucco-related charges (a)	—	8,500	19,409
Add: Impairment (b)	5,809	7,681	3,992
Add: Purchase accounting adjustments (c)	5,147	—	—

Adjusted housing gross margin	$400,484	$356,907	$306,408

Housing gross margin percentage	17.6%	18.1%	17.6%
Adjusted housing gross margin percentage	17.8%	19.0%	19.0%

Income before income taxes	$141,289	$120,324	$91,785
Add: Stucco-related charges (a)	—	8,500	19,409
Add: Impairment (b)	5,809	7,681	3,992
Add: Purchase accounting adjustments (c)	5,147	—	—
Add: Acquisition and integration costs (d)	1,700	—	—

Adjusted income before income taxes	$153,945	$136,505	$115,186

Net income available to common shareholders	$107,663	$66,168	$51,734
Add: Stucco-related charges - net of tax (a)	—	5,440	12,034
Add: Impairment - net of tax (b)	4,415	4,916	2,475
Add: Purchase accounting adjustments - net of tax (c)	3,912	—	—
Add: Acquisition and integration costs - net of tax (d)	1,292	—	—
Add: Excess of fair value over book value of preferred shares redeemed (e)	—	2,257	—
Add: Deferred tax asset re-measurement as a result of 2017 Tax Act (f)	—	6,520	—

Adjusted net income available to common shareholders	$117,282	$85,301	$66,243

(a)	Represents warranty charges for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8 to our Consolidated Financial Statements).

(b)	Represents asset impairment charges taken during the respective periods.

(c)
Represents purchase accounting adjustments related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018 (as more fully discussed in Note 12 to our Consolidated Financial Statements).

(d)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

(e)
Represents the equity charge related to the excess of fair value over carrying value related to the original issuance costs that were paid in 2007 on our Series A Preferred Shares that were redeemed during the fourth quarter of 2017 (as more fully discussed in Note 13 to our Consolidated Financial Statements).

(f)	Represents the impact of the deferred tax asset re-measurement as a result of the 2017 Tax Act passed during the fourth quarter of 2017.
We believe adjusted housing gross margin, adjusted income before income taxes, and adjusted net income available to common shareholders are each relevant and useful financial measures to investors in evaluating our operating performance as they measure the gross profit, income before income taxes, and net income available to common shareholders we generated specifically on our operations during a given period. These non-GAAP financial measures isolate the impact that the purchase accounting adjustments, stucco-related charges and impairment charges have on housing gross margins; the impact that the purchase accounting adjustments, acquisition and integration costs, stucco-related charges and impairment charges have on income before income taxes; and that the purchase accounting adjustments, acquisition and integration costs, stucco-related charges, impairment charges, equity adjustment, and deferred tax asset re-measurement charge have on net income available to common shareholders, and allow investors to make comparisons with our competitors that adjust housing gross margins, income before income taxes, and net income available to common shareholders in a similar manner. We also believe investors will find these adjusted financial measures relevant and useful because they represent a profitability measure that may be compared to a prior period without regard to variability of the charges noted above. These financial measures assist us in making strategic decisions regarding community location and product mix, product pricing and construction pace.
Year Over Year Comparisons
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The calculation of adjusted housing gross margin (referred to below), which we believe provides a clearer measure of the ongoing performance of our business, is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Segment Non-GAAP Financial Measures.”
Midwest Region. During the twelve months ended December 31, 2018, homebuilding revenue in our Midwest region increased $190.5 million, from $742.6 million in 2017 to $933.1 million in 2018. This 26% increase in homebuilding revenue was the result of a 21% increase in the number of homes delivered (410 units, which benefited from our new Detroit division) and a 4% increase in the average sales price of homes delivered ($15,000 per home delivered), offset partially by a $3.0 million decrease in land sale revenue. Operating income in our Midwest region increased $4.6 million, from $81.5 million in 2017 to $86.1 million in 2018. The increase in operating income was primarily the result of a $16.1 million increase in our gross margin, offset, in part, by an $11.5 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $16.5 million, due to the 21% increase in the number of homes delivered and the 4% increase in the average sales price of homes delivered noted above. Our housing gross margin percentage declined 240 basis points from 20.1% in 2017 to 17.7% in 2018. Our housing gross margin in 2018 was unfavorably impacted by a $5.1 million charge for purchase accounting adjustments related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018 and $0.3 million in asset impairment charges. Exclusive of these charges in 2018, our adjusted housing gross margin percentage in 2018 declined 180 basis points from 2017 (during which we experienced no comparable charges) from 20.1% in 2017 to 18.3% in 2018 primarily due to increased lot and construction costs as well as a change in product type and market mix of homes delivered compared to the prior year. Our land sale gross margin declined $0.4 million in the twelve months ended December 31, 2018 compared to the same period in 2017 as a result of fewer strategic land sales made in the current year compared to the prior year.
Selling, general and administrative expense increased $11.5 million, from $67.6 million in 2017 to $79.1 million in 2018, and declined as a percentage of revenue to 8.5% in 2018 compared to 9.1% in 2017. The increase in selling, general and administrative expense was attributable, in part, to an $8.1 million increase in selling expense, due to (1) a $6.3 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and increased number of homes delivered, $2.5 million of which was associated with our new Detroit division, and (2) a $1.8 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models used by our new Detroit division. The increase in selling, general and administrative expense was also attributable to a $3.4 million increase in general and administrative expense, which was primarily related to incremental costs from our Detroit acquisition.
During 2018, we experienced an 17% increase in new contracts in our Midwest region, from 1,978 in 2017 to 2,306 in 2018, and a 12% increase in backlog from 828 homes at December 31, 2017 to 930 homes at December 31, 2018. The increases in new contracts and backlog were attributable to (1) improving demand in our newer communities compared to prior year, (2) an increase in our average number of communities during the period, and (3) the addition of homes from our recent acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018. Average sales price in backlog increased to $441,000 at December 31, 2018 compared to $415,000 at December 31, 2017 which was primarily due to product type and market mix in 2018 compared to prior year. During the twelve months ended December 31, 2018, we opened 26 new communities in our Midwest region (excluding the 10 communities added as part of our acquisition in Detroit) compared to 27 during 2017. Our monthly absorption rate in our Midwest region declined to 2.3 per community in 2018, compared to 2.6 per community in 2017, due primarily to the slowing in demand during the second half of 2018.
Southern Region. For the twelve months ended December 31, 2018, homebuilding revenue in our Southern region increased $194.9 million, from $730.5 million in 2017 to $925.4 million in 2018. This 27% increase in homebuilding revenue was primarily the result of a 22% increase in the number of homes delivered (471 units) and a 4% increase in the average sales price of homes delivered ($13,000 per home delivered), partially offset by a $0.3 million decrease in land sale revenue. Operating income in our Southern region increased $35.8 million from $36.8 million in 2017 to $72.6 million in 2018. This increase in operating income was the result of a $48.8 million improvement in our gross margin, offset, in part, by a $13.0 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $48.9 million, due primarily to the 22% increase in the number of homes delivered, the 4% increase in the average sales price of homes delivered, the absence of $8.5 million in charges for stucco-related repair costs in certain of our Florida communities taken during 2017 (as more fully discussed in Note 8), and the $3.2 million decline in pre-tax impairment charges recorded in 2018 compared to prior year. Our housing gross margin percentage improved 180 basis points from 16.4% in prior year's twelve month period to 18.2% for the same period in 2018. Exclusive of the impairment charges in both 2018 and 2017 and the stucco-related charges in 2017, our adjusted housing gross margin percentage improved 10 basis points from 18.6% in 2017 to 18.7% in the twelve months ended December 31, 2018 largely due to the mix of communities delivering homes and a more favorable product mix, offset, in part, by rising lot and construction costs. Our land sale gross margin declined $0.1 million as a result of fewer strategic land sales in the twelve months ended December 31, 2018 compared to the same period in 2017.
Selling, general and administrative expense increased $13.0 million from $82.9 million in 2017 to $95.9 million in 2018 but declined as a percentage of revenue to 10.4% in 2018 from 11.4% in 2017. The increase in selling, general and administrative expense was attributable, in part, to a $10.0 million increase in selling expense due to (1) an $8.9 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and the higher average sales price of homes delivered, and (2) a $1.1 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $3.0 million increase in general and administrative expense, which was primarily related to a $1.9 million increase in compensation expense due to an increase in employee count as well as higher incentive compensation due to improved operating results, a $0.9 million increase in professional fees, and a $0.2 million increase in other miscellaneous expenses.
During 2018, we experienced a 15% increase in new contracts in our Southern region, from 2,342 in 2017 to 2,697 in 2018, and a 13% increase in backlog from 908 homes at December 31, 2017 to 1,026 homes at December 31, 2018. The increases in new contracts and backlog were primarily due to an increase in our average number of communities during the period, along with improvement in demand across our Southern markets compared to prior year. Average sales price in backlog increased to $373,000 at December 31, 2018 from $365,000 at December 31, 2017 primarily due to a change in product type and market mix. During 2018, we opened 32 communities in our Southern region compared to 31 in 2017. Our monthly absorption rate in our Southern region improved to 2.5 per community in 2018 from 2.3 per community in 2017.
Mid-Atlantic Region. For the twelve months ended December 31, 2018, homebuilding revenue in our Mid-Atlantic region decreased $63.6 million from $439.2 million in 2017 to $375.6 million in 2018. This 14% decrease in homebuilding revenue was the result of an 18% decrease in the number of homes delivered (192 units), primarily due to a decrease in the average number of communities during the period compared to prior year as a result of delayed new replacement community openings due, in part, to two hurricanes and unusually heavy rainfall during 2018 that temporarily disrupted operations, and a $13.5 million decrease in land sale revenue compared to prior year, partially offset by a 7% increase in the average sales price of homes delivered ($28,000 per home delivered). Operating income in our Mid-Atlantic region decreased $12.3 million, from $35.6 million in 2017 to $23.3 million in 2018. This decrease in operating income was primarily the result of a $16.9 million decrease in our gross margin, partially offset by a $4.6 million decrease in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin declined $16.6 million due primarily to the 18% decrease in the number of homes delivered and a decline in housing gross margin percentage, partially attributable to delayed openings of new replacement communities. Our housing gross margin percentage declined by 210 basis points from 17.7% in 2017 to 15.6% in 2018. We had $1.0 million in asset impairment charges in 2018 and no asset impairment charges in 2017. Exclusive of these charges in 2018, our adjusted housing gross margin percentage declined 180 basis points from 17.7% in 2017 to 15.9% in 2018 as a result of increased construction and lot costs as well as the mix of homes delivered by type and by market. Our land sale gross margin declined $0.3 million in the twelve months ended December 31, 2018 compared to the same period in 2017 due to fewer strategic land sales in the current year compared to the prior year.
Selling, general and administrative expense declined $4.6 million from $39.2 million in 2017 to $34.6 million in 2018, but increased as a percentage of revenue to 9.2% in 2018 from 8.9% in 2017. Selling expense decreased $3.4 million due to a $2.6 million decrease in variable selling expenses resulting from reduced sales commissions as a result of the lower number of homes delivered during the period compared to prior year, as well as an $0.8 million decrease in non-variable selling expenses resulting from the reduction in costs associated with our sales offices and models as a result of the decline in community count. General and administrative expense decreased $1.2 million primarily related to a decrease in compensation and incentive-based compensation expense as a result of a decline in headcount and declining operating results.
During the twelve months ended December 31, 2018, we experienced a 14% decrease in new contracts in our Mid-Atlantic region, from 979 in 2017 to 842 in 2018, and a 14% decrease in the number of homes in backlog from 278 homes at December 31, 2017 to 238 homes at December 31, 2018. The decreases in new contracts and backlog were primarily due to a decrease in the average number of active communities during the period compared to the prior year, and partly as a result of delays in replacement community openings in the period compared to the prior year. Average sales price of homes in backlog increased, however, from $416,000 at December 31, 2017 to $437,000 at December 31, 2018 primarily due to a change in product type and market mix. We opened nine communities in our Mid-Atlantic region during the twelve months ended December 31, 2018, the same number as we opened during 2017. Our monthly absorption rate in our Mid-Atlantic region remained flat at 2.4 per community in both 2018 and 2017.
Financial Services. Revenue from our mortgage and title operations increased $2.5 million, or 5%, from $49.7 million for the twelve months ended December 31, 2017 to a record $52.2 million for the twelve months ended December 31, 2018 as a result of a 9% increase in the number of loan originations, from 3,632 in 2017 to 3,964 in 2018, and an increase in the average loan amount from $297,000 in 2017 to $303,000 in 2018. In addition, we experienced an increase in the volume of loans sold and a gain from the sale of a portion of our servicing portfolio during 2018, but experienced lower margins on loans sold in 2018 than we experienced in prior year due to increased competitive pressures.
Our financial service operations ended 2018 with a $0.2 million increase in operating income compared to 2017, which was primarily due to the increase in our revenue discussed above, offset, in part, by a $2.3 million increase in selling, general and administrative expense compared to 2017, which was attributable to an increase in compensation expense related to our increase in employee headcount along with costs associated with opening new mortgage and title offices in certain markets.
At December 31, 2018, M/I Financial provided financing services in all of our markets. Approximately 80% of our homes delivered during 2018 were financed through M/I Financial, compared to 81% during 2017. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expense increased $3.9 million, from $42.5 million in 2017 to $46.4 million in 2018. The increase was primarily due to a $1.4 million increase related to costs associated with new information systems, a $0.7 million increase in professional fees, a $0.6 million increase in compensation expense, and a $1.2 million increase in other miscellaneous expenses.
Acquisition and Integration Costs. During 2018, the Company incurred $1.7 million in acquisition and integration related costs related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018. These costs include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses. As these costs are not eligible for capitalization as initial direct costs under GAAP, such amounts are expensed as incurred.
Earnings from Joint Venture Arrangements. Earnings from joint venture arrangements represents our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. In 2018 and 2017, the Company earned $0.3 million and $0.5 million, respectively, in equity income from joint venture arrangements.
Interest Expense - Net. Interest expense for the Company increased $1.6 million from $18.9 million in the twelve months ended December 31, 2017 to $20.5 million in the twelve months ended December 31, 2018. This increase was primarily the result of an increase in our weighted average borrowings from $678.2 million in 2017 to $801.0 million in 2018, in addition to an increase in our weighted average borrowing rate from 5.99% in 2017 to 6.22% in the 2018. The increase in our weighted average borrowings and our weighted average borrowing rate primarily related to the issuance of our $250.0 million in aggregate principal amount of 5.625% Senior Notes due 2025 (the “2025 Senior Notes”) during the third quarter of 2017 in addition to increased borrowings under our Credit Facility (as defined below) during 2018 compared to 2017, partially offset by the maturity of our 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) in September 2017 and our 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”) in March 2018 as well as higher capitalized interest related to our increased land development and home construction during 2018 compared to prior year.
Income Taxes. Our overall effective tax rate was 23.8% for the year ended December 31, 2018 and 40.1% for the year ended December 31, 2017. The decline in the effective rate for the twelve months ended December 31, 2018 was primarily attributable to the decrease in the corporate income tax rate from 35% to 21% partially offset by the repeal of the domestic production activity deduction, both of which are the result of the enactment of the 2017 Tax Act during the fourth quarter of 2017. In addition, during the quarter ended June 30, 2018, we recorded a $3.0 million tax benefit primarily related to the retroactive reinstatement of energy efficient homes tax credits to 2017 for which we obtained certifications in 2018 (please see Note 14 to our financial statements for more information).

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

Adjusted housing gross margin for each of our reportable segments is calculated as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016

Midwest region:
Housing revenue	$932,248	$738,743	$631,772
Housing cost of sales	767,445	590,423	506,652

Housing gross margin	164,803	148,320	125,120
Add: Impairment (a)	273	—	253
Add: Purchase accounting adjustments (b)	5,147	—	1,081

Adjusted housing gross margin	$170,223	$148,320	$126,454

Housing gross margin percentage	17.7%	20.1%	19.8%
Adjusted housing gross margin percentage	18.3%	20.1%	20.0%

Southern region:
Housing revenue	$915,945	$720,704	$583,817
Housing cost of sales	748,911	602,585	498,314

Housing gross margin	167,034	118,119	85,503
Add: Impairment (a)	4,513	7,681	2,578
Add: Stucco-related charges (c)	—	8,500	19,409

Adjusted housing gross margin	$171,547	$134,300	$107,490

Housing gross margin percentage	18.2%	16.4%	14.6%
Adjusted housing gross margin percentage	18.7%	18.6%	18.4%

Mid-Atlantic region:
Housing revenue	$369,004	$419,125	$394,907
Housing cost of sales	311,313	344,838	322,523

Housing gross margin	57,691	74,287	72,384
Add: Impairment (a)	1,023	—	1,161

Adjusted housing gross margin	$58,714	$74,287	$73,545

Housing gross margin percentage	15.6%	17.7%	18.3%
Adjusted housing gross margin percentage	15.9%	17.7%	18.6%

(a)	Represents asset impairment charges taken during the respective periods.

(b)	Represents purchase accounting adjustments from our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018 and our 2015 Minneapolis/St. Paul acquisition.

(c)
Represents warranty charges for stucco-related repair costs in certain of our Florida communities taken during 2017 and 2016. With respect to this matter, during 2018, we identified 165 additional homes in need of repair and completed repairs on 218 homes, and at December 31, 2018, we have 159 homes in various stages of repair. Please see Note 8 to our Consolidated Financial Statements for further information.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
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
Income Taxes. Our overall effective tax rate was 40.1% for the year ended December 31, 2017 and 38.3% for the year ended December 31, 2016. The increase in the effective rate for the twelve months ended December 31, 2017 was primarily attributable to the impact of the non-cash provisional tax expense of approximately $6.5 million related to the re-measurement of our deferred tax assets as a result of the decrease in the corporate income tax rate from 35% to 21% under the Tax Act enacted during the fourth quarter of 2017.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity
At December 31, 2018, we had $21.5 million of cash, cash equivalents and restricted cash, with $20.9 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $129.9 million decrease in unrestricted cash and cash equivalents from December 31, 2017. Our principal uses of cash during 2018 were investment in land and land development, the acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018 (please see Note 12 to our financial statements for more information), construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, debt service requirements, including the repayment of amounts outstanding under our credit facilities, the repayment of approximately $65.9 million in aggregate principal amount of our 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”), and the repurchase of $25.7 million of our outstanding common shares under our 2018 Share Repurchase Program (as defined below). In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans and the sale of mortgage servicing rights, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.

We are actively acquiring and developing lots in our markets to replenish and grow our lot supply and active community count. We expect to continue to expand our business based on the anticipated level of demand for new homes in our markets. Accordingly, we expect that our cash outlays for land purchases, land development, home construction and operating expenses will exceed our cash generated by operations during some periods in 2019, and we expect to continue to utilize our Credit Facility (as defined below) in 2019.
During the year ended December 31, 2018, we delivered 5,778 homes, started 6,229 homes, and spent $330.5 million on land purchases and $221.9 million on land development. Based upon our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $575 million to $600 million on land purchases and land development during 2019.
We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to such land option agreements, as of December 31, 2018, we had a total of 14,660 lots under contract, with an aggregate purchase price of approximately $636.4 million, to be acquired during the period from 2019 through 2028.
Land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home deliveries and adjust our land spending accordingly. The planned increase in our land spending in 2019 compared to 2018 is driven primarily by the growth of our business.
Operating Cash Flow Activities. During 2018, we used $2.6 million of cash in operating activities, compared to $53.2 million of cash used in operating activities in 2017. The cash used in operating activities in 2018 was primarily a result of a $157.6 million increase in inventory, offset partially by net income and the non-cash impact of changes in deferred tax expense totaling $112.6 million and an increase in accounts payable, accrued compensation, other liabilities, other assets, and customer deposits totaling $20.2 million. During 2017, we used $53.2 million of cash in operating activities. The cash used in operating activities in 2017 was primarily a result of a $168.6 million increase in inventory, offset partially by net income and the non-cash impact of changes in deferred tax expense totaling $84.5 million and an increase in accounts payable, accrued compensation, other liabilities and customer deposits totaling $27.0 million.
Investing Cash Flow Activities. During 2018, we used $134.0 million of cash in investing activities, compared to $9.2 million of cash used in investing activities during 2017. This $124.8 million increase in cash usage was primarily due to our acquisition of Pinnacle Homes, a privately held homebuilder in Detroit, Michigan, during the first quarter of 2018 for $101.0 million, in addition to a $31.9 million increase in investment in joint venture arrangements.

Financing Cash Flow Activities. During 2018, we generated $6.4 million of cash from our financing activities, compared to generating $179.6 million of cash from our financing activities during 2017. The $173.2 million decrease in cash generated from financing activities was primarily due to the issuance of $250.0 million in aggregate principal amount of our 2025 Senior Notes during the third quarter of 2017, repayment during the first quarter of 2018 of that portion of our 2018 Convertible Senior Subordinated Notes that were not converted into common shares by the holders thereof ($65.9 million), the repurchase of $25.7 million of our common shares under our 2018 Share Repurchase Program (as defined below) during 2018 and increased repayments under our M/I Financial credit facilities during 2018, offset, in part, by the redemption of all 2,000 of our outstanding Series A Preferred Shares for $50.4 million during the fourth quarter of 2017, as well as increased borrowings under our Credit Facility (as defined below) during 2018.
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares (see Note 18 to our financial statements). During 2018, the Company repurchased 1.1 million common shares with an aggregate purchase price of $25.7 million which was funded with cash on hand and borrowings under our Credit Facility. As of December 31, 2018, the Company is authorized to repurchase an additional $24.3 million of outstanding common shares under the 2018 Share Repurchase Program.

At December 31, 2018 and December 31, 2017, our ratio of homebuilding debt to capital was 44% and 46%, respectively, calculated as the carrying value of our outstanding homebuilding debt divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders' equity. This decrease compared to December 31, 2017 was due to lower homebuilding debt levels compared to December 31, 2017 in addition to an increase in shareholders’ equity at December 31, 2018. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
The Company is a party to three primary credit agreements: (1) a $500 million unsecured revolving credit facility dated July 18, 2013, as amended, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $125 million secured mortgage warehousing agreement, (which increases to $160 million during certain periods), dated June 24, 2016, as amended, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $50 million mortgage repurchase agreement (which increases to $65 million during certain periods), dated October 30, 2017, as amended, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”).
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of December 31, 2018:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	7/18/2021	$117,400	$329,904
Notes payable – financial services (b)	(b)	$153,168	$11,581

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $587.1 million of availability for additional senior debt at December 31, 2018. As a result, the full $500 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $117.4 million borrowings outstanding and $52.7 million of letters of credit outstanding at December 31, 2018, leaving $329.9 million available. The Credit Facility has an expiration date of July 18, 2021.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements as of December 31, 2018 was $225 million, which included temporary increases for each facility (as further described below) which were applicable through February 1, 2019 at which time the maximum aggregate commitment amount under the two agreements reverted to $175 million. The MIF Mortgage Warehousing Agreement has an expiration date of June 21, 2019 and the MIF Mortgage Repurchase Facility has an expiration date of October 28, 2019.

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
Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $531.7 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
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
As of December 31, 2018, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of December 31, 2018:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$531.7	$812.9
Leverage Ratio	≤	0.60	0.46
Interest Coverage Ratio	≥	1.5 to 1.0	4.5 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$243.9	$2.9
Unsold Housing Units and Model Homes	≤	2,273	1,358
Homebuilding Letter of Credit Facility. During 2018, the Company was a party to a secured credit agreement (the “Letter of Credit Facility”) which allowed for the issuance of letters of credit up to a total of $1.0 million secured by cash collateral. The Company elected not to extend the maturity of its Letter of Credit Facility, which expired on September 30, 2018. There were no letters of credit remaining outstanding at the time of maturity.
Notes Payable - Financial Services.
MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides a maximum borrowing availability of $125 million, which increased to $160 million from September 25, 2018 to October 15, 2018 and also from November 15, 2018 to February 4, 2019 (periods of expected increases in the volume of mortgage originations). The MIF Mortgage Warehousing Agreement expires on June 21, 2019. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the floating LIBOR rate plus a spread of 200 basis points.
As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Warehousing Agreement was set at approximately one year and is under consideration for extension annually by the participating lenders. We expect to extend the MIF Mortgage Warehousing Agreement on or prior to the current expiration date of June 21, 2019, but we cannot provide any assurance that we will be able to obtain such an extension.
The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans originated by M/I Financial that are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement.

As of December 31, 2018, there was $113.0 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of December 31, 2018:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	6.3 to 1.0
Liquidity	≥	$6.3	$17.3
Adjusted Net Income	>	$0.0	$13.9
Tangible Net Worth	≥	$12.5	$26.5
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The MIF Mortgage Repurchase Facility provides for a maximum borrowing availability of $50 million, which increased to $65 million from November 15, 2018 through February 1, 2019 (a period of expected increases in the volume of mortgage originations). The MIF Mortgage Repurchase Facility expires on October 28, 2019. As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Repurchase Facility was set at approximately one year and is under consideration for extension annually by the lender.
M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 200 or 225 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the MIF Mortgage Repurchase Facility. As of December 31, 2018, there was $40.2 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants under the MIF Mortgage Repurchase Facility as of December 31, 2018.
Senior Notes.
5.625% Senior Notes. In August 2017, the Company issued $250 million aggregate principal amount of 5.625% Senior Notes due 2025. The 2025 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes. As of December 31, 2018, the Company was in compliance with all terms, conditions, and covenants under the indenture. Please see Note 7 to our Consolidated Financial Statements for more information regarding the 2025 Senior Notes.

6.75% Senior Notes. In December 2015, the Company issued $300 million aggregate principal amount of 6.75% Senior Notes due 2021. The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of December 31, 2018, the Company was in compliance with all terms, conditions, and covenants under the indenture. Please see Note 11 to our Consolidated Financial Statements for more information regarding the 2021 Senior Notes.
Weighted Average Borrowings. In 2018 and 2017, our weighted average borrowings outstanding were $801.0 million and $678.2 million, respectively, with a weighted average interest rate of 6.22% and 5.99%, respectively. The increase in our weighted average borrowings primarily related to the issuance of our 2025 Senior Notes during the third quarter of 2017 in addition to increased borrowings under our Credit Facility on a weighted average basis in 2018 compared to 2017, partially offset by the maturity of our 2017 Convertible Senior Subordinated Notes in September 2017 and our 2018 Convertible Senior Subordinated Notes in March 2018. Our weighted average interest rate increased as a result of the issuance of the 2025 Senior Notes in the third quarter of 2017, which have a higher interest rate than the interest rates applicable to the 2018 Convertible Senior Subordinated Notes and the 2017 Convertible Senior Subordinated Notes, which were both outstanding during 2017.

At December 31, 2018, we had $117.4 million borrowings of outstanding under the Credit Facility, an increase from having no outstanding borrowings at December 31, 2017. During the twelve months ended December 31, 2018, we used the Credit Facility to fund our acquisition of Pinnacle Homes, a privately-held homebuilder in Detroit, Michigan, and repay the $65.9 million portion of our 2018 Convertible Senior Subordinated Notes that were not converted into common shares, in addition to investments in land and land development, construction of homes, mortgage loan originations, operating expenses, working capital requirements and share repurchases under our 2018 Share Repurchase Program. During the twelve months ended December 31, 2018, the average daily amount outstanding under the Credit Facility was $164.5 million and the maximum amount outstanding under the Credit Facility was $262.2 million. Based on our currently anticipated spending on home construction, land acquisition and development in 2019, offset by expected cash receipts from home deliveries, we expect to continue to borrow under the Credit Facility during 2019, with an estimated peak amount outstanding not expected to exceed $300 million. The actual amount borrowed in 2019 (and the estimated peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2018 Share Repurchase Program and any other extraordinary events or transactions.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $52.7 million of letters of credit issued and outstanding under the Credit Facility at December 31, 2018. During 2018, the average daily amount of letters of credit outstanding under the Credit Facility was $46.6 million and the maximum amount of letters of credit outstanding under the Credit Facility was $52.7 million.
At December 31, 2018, M/I Financial had $113.0 million outstanding under the MIF Mortgage Warehousing Agreement.  During 2018, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $48.0 million and the maximum amount outstanding was $113.0 million, which occurred during December, while the temporary increase provision was in effect and the maximum borrowing availability was $160.0 million.
At December 31, 2018, M/I Financial had $40.2 million outstanding under the MIF Mortgage Repurchase Facility.  During 2018, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $21.6 million and the maximum amount outstanding was $40.2 million, which occurred during December, while the temporary increase provision was in effect and the maximum borrowing availability was $65.0 million.
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

CONTRACTUAL OBLIGATIONS
Included in the table below is a summary, as of December 31, 2018, of future cash requirements under the Company’s contractual obligations:

	Payments due by period
		Less Than	1 - 3	3 - 5	More than
(In thousands)	Total	1 year	Years	Years	5 years
Notes payable bank – homebuilding operations (a)	$118,215	$815	$117,400	$—	$—
Notes payable bank – financial services (b)	153,440	153,440	—	—	—
Notes payable – other (including interest)	6,836	1,764	3,134	1,938	—
Senior notes (including interest)	696,531	34,312	355,969	28,125	278,125
Obligation for consolidated inventory not owned (c)	19,308	19,308	—	—	—
Operating leases	22,504	5,452	8,541	6,574	1,937
Total	$1,016,834	$215,091	$485,044	$36,637	$280,062

(a)
At December 31, 2018, there were $117.4 million of borrowings outstanding under the Credit Facility. Interest on amounts borrowed under the Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of the one month LIBOR rate plus a margin of 250 basis points. The margin is subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio. Borrowings outstanding at December 31, 2018 had a weighted average interest rate of 5.8%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect. See Note 9 to our Consolidated Financial Statements for additional information.

(b)
Borrowings under the MIF Mortgage Warehousing Agreement are at the floating LIBOR rate plus a spread of 200 basis points.  Borrowings under the MIF Mortgage Repurchase Facility are at the floating LIBOR rate plus 200 or 225 basis points, depending on the loan type. Total borrowings outstanding under both agreements at December 31, 2018 had a weighted average interest rate of 4.5%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.

(c)
The Company is party to certain land purchase agreements in which the Company has specific performance requirements. The future amounts payable related to these land purchase agreements is the number of lots the Company is obligated to purchase at the lot price set forth in the agreement. In addition, the amount of deposits and prepaid acquisition and development costs on certain land purchase agreements have exceeded thresholds relative to the remaining purchase price of the lots for those agreements, such that the remaining purchase price of the lots is recorded as an Obligation for consolidated inventory not owned on our Consolidated Balance Sheets. In each case, the time period in which these payments will be made is the Company’s best estimate of when these lots will be purchased.

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

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
(Dollars in thousands)
Revenue	$437,857	$558,098	$567,842	$722,485
Unit data:
New contracts	1,739	1,631	1,302	1,173
Homes delivered	1,122	1,409	1,422	1,825
Backlog at end of period	2,744	2,966	2,846	2,194

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
(Dollars in thousands)
Revenue	$406,980	$456,866	$476,423	$621,702
Unit data:
New contracts	1,454	1,400	1,225	1,220
Homes delivered	1,038	1,211	1,256	1,584
Backlog at end of period	2,220	2,409	2,378	2,014

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permitted borrowings of up to $725 million at December 31, 2018, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.
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
The table below shows the notional amounts of our financial instruments at December 31, 2018 and 2017:

	December 31,
Description of Financial Instrument (in thousands)	2018	2017
Whole loan contracts and related committed IRLCs	$5,823	$2,182
Uncommitted IRLCs	76,117	50,746
FMBSs related to uncommitted IRLCs	83,000	53,000
Whole loan contracts and related mortgage loans held for sale	14,285	80,956
FMBSs related to mortgage loans held for sale	150,000	91,000
Mortgage loans held for sale covered by FMBSs	149,980	90,781

The table below shows the measurement of assets and liabilities at December 31, 2018 and 2017:

	December 31,
Description of Financial Instrument (in thousands)	2018	2017
Mortgage loans held for sale	$169,651	$171,580
Forward sales of mortgage-backed securities	(3,305)	177
Interest rate lock commitments	989	271
Whole loan contracts	(154)	12
Total	$167,181	$172,040

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
Description (in thousands)	2018	2017	2016
Mortgage loans held for sale	$3,763	$3,675	$(3,591)
Forward sales of mortgage-backed securities	(3,482)	(53)	323
Interest rate lock commitments	783	21	(71)
Whole loan contracts	(231)	102	116
Total gain (loss) recognized	$833	$3,745	$(3,223)

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2018. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at December 31, 2018. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total	12/31/2018
ASSETS:
Mortgage loans held for sale:
Fixed rate	$166,580	—	—	—	—	—	$166,580	$164,110
Weighted average interest rate	4.82%	—	—	—	—	—	4.82%
Variable rate	$5,527	—	—	—	—	—	$5,527	$5,541
Weighted average interest rate	4.44%	—	—	—	—	—	4.44%

LIABILITIES:
Long-term debt — fixed rate	$200	$1,213	$301,493	$1,150	$650	$250,000	$554,706	$531,197
Weighted average interest rate	5.37%	5.37%	6.73%	5.63%	5.63%	5.63%	6.23%
Short-term debt — variable rate	$270,568	—	—	—	—	—	$270,568	$270,568
Weighted average interest rate	4.72%	—	—	—	—	—	4.72%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of M/I Homes, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Columbus, Ohio
February 22, 2019

We have served as the Company’s auditor since 1976.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share amounts)	2018	2017	2016

Revenue	$2,286,282	$1,961,971	$1,691,327
Costs and expenses:
Land and housing	1,836,704	1,561,022	1,358,183
Impairment of inventory and investment in joint venture arrangements	5,809	7,681	3,992
General and administrative	137,779	126,282	111,600
Selling	142,829	128,327	108,809
Acquisition and integration costs	1,700	—	—
Equity in income from joint venture arrangements	(312)	(539)	(640)
Interest	20,484	18,874	17,598
Total costs and expenses	$2,144,993	$1,841,647	$1,599,542

Income before income taxes	141,289	120,324	91,785

Provision for income taxes	33,626	48,243	35,176

Net income	$107,663	$72,081	$56,609

Preferred dividends	—	3,656	4,875
Excess of fair value over book value of preferred shares redeemed	—	2,257	—

Net income available to common shareholders	$107,663	$66,168	$51,734

Earnings per common share:
Basic	$3.81	$2.57	$2.10
Diluted	$3.70	$2.26	$1.84

Weighted average shares outstanding:
Basic	28,234	25,769	24,666
Diluted	29,178	30,688	30,116

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2018	2017

ASSETS:
Cash, cash equivalents and restricted cash	$21,529	$151,703
Mortgage loans held for sale	169,651	171,580
Inventory	1,674,460	1,414,574
Property and equipment - net	29,395	26,816
Investment in joint venture arrangements	35,870	20,525
Deferred income tax asset	13,482	18,438
Goodwill	16,400	—
Other assets	60,794	61,135
TOTAL ASSETS	$2,021,581	$1,864,771

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$131,511	$117,233
Customer deposits	32,055	26,378
Other liabilities	150,051	131,534
Community development district obligations	12,392	13,049
Obligation for consolidated inventory not owned	19,308	21,545
Notes payable bank - homebuilding operations	117,400	—
Notes payable bank - financial services operations	153,168	168,195
Notes payable - other	5,938	10,576
Convertible senior subordinated notes due 2018 - net	—	86,132
Senior notes due 2021 - net	297,884	296,780
Senior notes due 2025 - net	246,571	246,051
TOTAL LIABILITIES	$1,166,278	$1,117,473

Commitments and contingencies (Note 8)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $.01 par value; authorized 58,000,000 shares at both December 31, 2018 and 2017; issued 30,137,141 and 29,508,626 shares at December 31, 2018 and 2017	301	295
Additional paid-in capital	330,517	306,483
Retained earnings	580,992	473,329
Treasury shares - at cost - 2,620,923 and 1,651,874 shares at December 31, 2018 and 2017, respectively	(56,507)	(32,809)
TOTAL SHAREHOLDERS’ EQUITY	$855,303	$747,298
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,021,581	$1,864,771
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2015	2,000	$48,163	24,649,044	$271	$241,239	$355,427	$(48,534)	$596,566
Net income	—	—	—	—	—	56,609	—	56,609
Dividends declared to preferred shareholders	—	—	—	—	—	(4,875)	—	(4,875)
Stock options exercised	—	—	14,600	—	(108)	—	290	182
Reversal of deferred tax asset related to stock options and executive deferred compensation distributions	—	—	—	—	269	—	—	269
Stock-based compensation expense	—	—	—	—	5,315	—	—	5,315
Deferral of executive and director compensation	—	—	—	—	108	—	—	108
Executive and director deferred compensation distributions	—	—	13,789	—	(274)	—	274	—
Balance at December 31, 2016	2,000	$48,163	24,677,433	$271	$246,549	$407,161	$(47,970)	$654,174
Net income	—	—	—	—	—	72,081	—	72,081
Fair value over carrying value of preferred shares redeemed	—	2,257	—	—	—	(2,257)	—	—
Dividends declared to preferred shareholders	—	—	—	—	—	(3,656)	—	(3,656)
Common share issuance	—	—	2,415,903	24	57,476	—	—	57,500
Preferred shares redeemed	(2,000)	(50,420)	—	—	—	—	—	(50,420)
Stock options exercised	—	—	678,781	—	(2,255)	—	13,480	11,225
Stock-based compensation expense	—	—	—	—	6,044	—	—	6,044
Deferral of executive and director compensation	—	—	—	—	350	—	—	350
Executive and director deferred compensation distributions	—	—	84,635	—	(1,681)	—	1,681	—
Balance at December 31, 2017	—	$—	27,856,752	$295	$306,483	$473,329	$(32,809)	$747,298
Net income	—	—	—	—	—	107,663	—	107,663
Common share issuance for conversion of convertible notes	—	—	628,515	6	20,303	—	—	20,309
Repurchase of common shares			(1,069,043)		—	—	(25,709)	(25,709)
Stock options exercised	—	—	38,628	—	(254)	—	792	538
Stock-based compensation expense	—	—	—	—	5,974	—	—	5,974
Deferral of executive and director compensation	—	—	—	—	185	—	—	185
Executive and director deferred compensation distributions	—	—	61,366	—	(2,174)	—	1,219	(955)
Balance at December 31, 2018	—	$—	27,516,218	$301	$330,517	$580,992	$(56,507)	$855,303

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$107,663	$72,081	$56,609
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	5,809	7,681	3,992
Equity in income from joint venture arrangements	(312)	(539)	(640)
Mortgage loan originations	(1,200,474)	(1,078,520)	(969,690)
Proceeds from the sale of mortgage loans	1,206,167	1,064,635	939,080
Fair value adjustment of mortgage loans held for sale	(3,764)	(3,675)	3,591
Capitalization of originated mortgage servicing rights	(4,550)	(5,005)	(5,569)
Amortization of mortgage servicing rights	784	1,069	1,652
Gain on sale of mortgage servicing rights	(1,224)	(654)	—
Depreciation	10,956	9,630	8,552
Amortization of debt discount and debt issue costs	2,791	3,475	3,402
Stock-based compensation expense	5,974	6,044	5,315
Deferred income tax expense	4,957	12,437	31,311
Change in assets and liabilities:
Inventory	(157,573)	(168,622)	(83,775)
Other assets	2,044	(186)	(13,643)
Accounts payable	3,750	14,021	16,334
Customer deposits	1,521	4,222	2,589
Accrued compensation	3,486	2,338	4,853
Other liabilities	9,403	6,384	30,234
Net cash (used in) provided by operating activities	(2,592)	(53,184)	34,197

INVESTING ACTIVITIES:
Purchase of property and equipment	(8,141)	(8,799)	(13,106)
Acquisition	(100,960)	—	—
Return of capital from joint venture arrangements	676	3,518	3,207
Investment in joint venture arrangements	(31,867)	(12,088)	(21,746)
Proceeds from sale of mortgage servicing rights	6,335	8,212	—
Net cash used in investing activities	(133,957)	(9,157)	(31,645)

FINANCING ACTIVITIES:
Net proceeds from issuance of senior notes	—	250,000	—
Repayment of convertible senior subordinated notes	(65,941)	—	—
Proceeds from bank borrowings - homebuilding operations	666,600	398,300	351,500
Repayment of bank borrowings - homebuilding operations	(549,200)	(438,600)	(355,000)
(Net repayment of) net proceeds from bank borrowings - financial services operations	(15,027)	15,300	29,247
(Principal repayment of) proceeds from notes payable-other and community development district bond obligations	(4,638)	4,161	(2,026)
Redemption of preferred shares	—	(50,420)	—
Dividends paid on preferred shares	—	(3,656)	(4,875)
Repurchase of common shares	(25,709)	—	—
Debt issue costs	(248)	(6,707)	(240)
Proceeds from exercise of stock options	538	11,225	182
Net cash provided by financing activities	6,375	179,603	18,788
Net (decrease) increase in cash, cash equivalents and restricted cash	(130,174)	117,262	21,340
Cash, cash equivalents and restricted cash balance at beginning of period	151,703	34,441	13,101
Cash, cash equivalents and restricted cash balance at end of period	$21,529	$151,703	$34,441

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$17,793	$10,168	$6,597
Income taxes	$25,279	$36,802	$2,271

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(657)	$12,573	$(542)
Consolidated inventory not owned	$(2,237)	$14,017	$1,521
Distribution of single-family lots from joint venture arrangements	$16,158	$16,600	$28,130
Common stock issued for conversion of convertible notes	$20,309	$57,500	$—
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
Cash, Cash Equivalents and Restricted Cash.  Cash and cash equivalents are liquid investments with an initial maturity of three months or less. Amounts in transit from title companies for homes delivered are included in this balance at December 31, 2018 and 2017, respectively.
Restricted cash consists of amounts held in restricted accounts as collateral for letters of credit as well as cash held in escrow. Cash, Cash Equivalents and Restricted Cash includes restricted cash balances of $0.7 million and $1.0 million at December 31, 2018 and 2017, respectively.
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
Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land is impaired, at which point the inventory is written down to fair value as required by the Financial Accounting Standards Board (“FASB”) Accounting

Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360”).  The Company assesses inventory for recoverability on a quarterly basis to determine if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, the value of the land itself as well as any results from third party appraisals. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. We also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community’s historical results do not indicate a potential for impairment. From the review of all of these factors, we identify communities whose carrying values may exceed their estimated undiscounted future cash flows and run a test for recoverability. For those communities whose carrying values exceed the estimated undiscounted future cash flows and which are deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company’s cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions and/or changes in management’s intentions with respect to the inventory may lead the Company to incur additional impairment charges in the future.
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
As of December 31, 2018, our projections generally assume a gradual improvement in market conditions over time. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of both December 31, 2018 and December 31, 2017, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.
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
Capitalized Interest.  The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  The summary of capitalized interest for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Capitalized interest, beginning of period	$17,169	$16,012	$16,740
Interest capitalized to inventory	29,053	21,484	17,685
Capitalized interest charged to cost of sales	(25,457)	(20,327)	(18,413)
Capitalized interest, end of year	$20,765	$17,169	$16,012

Interest incurred	$49,537	$40,358	$35,283
Investment in Joint Venture Arrangements. In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During 2018, we increased our total investment in such joint venture arrangements by $15.4 million from $20.5 million at December 31, 2017 to $35.9 million at December 31, 2018, which was driven primarily by our cash contributions to our joint venture arrangements during 2018 of $31.9 million, offset, in part, by our lot distributions from our joint venture arrangements during 2018 of $16.2 million.

We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of December 31, 2018 is the amount invested of $35.9 million, which is reported as Investment in Joint Venture Arrangements on our Consolidated Balance Sheets, although we expect to invest further amounts in these joint venture arrangements as development of the properties progresses. Further details relating to our joint venture arrangements are included in Note 6 to our Consolidated Financial Statements.
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
As of both December 31, 2018 and December 31, 2017, the Company used a discount rate of 16% in determining the fair value of investments in joint venture arrangements. In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the joint venture arrangement; and (3) the intent and ability of the Company to retain its investment in the joint venture arrangements for a period of time sufficient to allow for any anticipated recovery in market value. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.
For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company’s ownership in these LLCs as of both December 31, 2018 and December 31, 2017 ranged from 25% to 97%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC.
Variable Interest Entities. With respect to our investments in LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our consolidated financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a variable interest entity (“VIE”) and (2) if we are the primary beneficiary of the entity. To determine whether we are the primary beneficiary of an entity, we consider whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. This analysis considers, among other things, whether we have: the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If we determine that we are not able to control such activities, we are not considered the primary beneficiary of the VIE. As of December 31, 2018 and December 31, 2017, we have determined that no LLC in which we have an interest met the requirements of a VIE.
Land Option Agreements. In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, using an analysis similar to that described above. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Consolidated Balance Sheets. At both December 31, 2018 and 2017, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
In addition, we evaluate our land option or purchase agreements to determine for each contract if (1) a portion or all of the purchase price is a specific performance requirement, or (2) the amount of deposits and prepaid acquisition and development costs exceed certain thresholds relative to the remaining purchase price of the lots. If either is the case, then the remaining purchase price of the lots (or the specific performance amount, if applicable) is recorded as an asset and liability in Consolidated Inventory Not Owned (as further described below) on our Consolidated Balance Sheets.
Other than as described below in “Consolidated Inventory Not Owned,” the Company currently believes that its maximum exposure as of December 31, 2018 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $55.0 million, including cash deposits of $33.7 million, prepaid acquisition costs of $7.9 million, letters of credit of $9.9 million and $3.5 million of other non-cash deposits.
Consolidated Inventory Not Owned and Related Obligation. At December 31, 2018 and December 31, 2017, Consolidated Inventory Not Owned was $19.3 million and $21.5 million, respectively. At December 31, 2018 and 2017, the corresponding liability of $19.3 million and $21.5 million, respectively, has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheets. The decrease in this balance from December 31, 2017 is related primarily to a decrease in the number of land purchase agreements that had deposits and prepaid acquisition and development costs that exceeded certain thresholds resulting in the remaining purchase price of the lots to be recorded in inventory not owned, partially offset by an increase in the aggregate purchase amount of land contracts with specific performance requirements.
Property and Equipment-net. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following are the major classes of depreciable assets and their estimated useful lives:

	Year Ended December 31,
(In thousands)	2018		2017
Land, building and improvements	$11,824	(a)	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	29,920		30,409
Transportation and construction equipment	10,064		10,067
Property and equipment	51,808		52,299
Accumulated depreciation	(22,413)		(25,483)
Property and equipment, net	$29,395		$26,816

(a)
Includes the Company’s home office building in Columbus, Ohio that met the sale classification criteria for the period ended September 30, 2018 as it was being actively marketed. The carrying value of the building as of December 31, 2018 was $5.6 million. The Company measures assets held for sale at fair value on a nonrecurring basis and records impairment charges when the assets are deemed to be impaired. Assets held for sale are reported at the lower of cost or fair value. Costs to sell are accrued separately. The Company estimated the fair value of the building using the market values for similar properties, and the building was considered a Level 2 asset as defined in ASC 820, “Fair Value Measurements.” During the twelve months ended December 31, 2018, the Company did not record any impairment charges on its asset held for sale.

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-25 years
Depreciation expense was $5.6 million, $4.1 million and $3.6 million in 2018, 2017 and 2016, respectively.
Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. As a result of the Company’s acquisition of the homebuilding assets and operations of Pinnacle Homes in Detroit, Michigan on March 1, 2018, the Company recorded goodwill of $16.4 million as of December 31, 2018, which is included as Goodwill in our Consolidated Balance Sheets. This amount was based on the estimated fair values of the acquired assets and assumed liabilities at the date of the acquisition in accordance with ASC 350, Intangibles, Goodwill and Other (“ASC 350”). Please see Note 12 to the Company’s Consolidated Financial Statements for further discussion.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. As a result of ASU 2017-04, the Company will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  ASU 2017-04 is effective beginning January 1, 2020, with early adoption permitted, and applied prospectively. The Company elected to early adopt this ASU effective for the fiscal year ended December 31, 2018 in its impairment testing and analyses. The adoption of ASU 2017-04 on January 1, 2018 did not have an impact on the Company’s consolidated financial statements and disclosures. The Company performed its annual goodwill impairment analysis during the fourth quarter of 2018, and as no indicators for impairment existed at December 31, 2018, no impairment was recorded.

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. When performing a qualitative assessment, the Company evaluates qualitative factors such as (1) macroeconomic conditions, such as a deterioration in general economic conditions; (2) industry and market considerations, such as deterioration in the environment in which the entity operates; (3) cost factors, such as increases in raw materials and labor costs; and (4) overall financial performance, such as negative or declining cash flows or a decline in actual or planned revenue or earnings, to determine if it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value.

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

Other Assets.  Other assets at December 31, 2018 and 2017 consisted of the following:.

	Year Ended December 31,
(In thousands)	2018	2017
Development reimbursement receivable from local municipalities	$13,632	$14,981
Mortgage servicing rights	6,477	7,821
Prepaid expenses	8,605	9,022
Prepaid acquisition costs	7,873	5,634
Other	24,207	23,677
Total other assets	$60,794	$61,135

Warranty Reserves. We use subcontractors for nearly all aspects of home construction. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. As such, we record warranty reserves to cover our exposure to the costs for materials and labor not expected to be covered by our subcontractors to the extent they relate to warranty-type claims. Warranty reserves are established by charging cost of sales and crediting a warranty reserve for each home delivered.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs (as described further in Note 8 to our Consolidated Financial Statements) under the Company’s warranty programs. Warranty reserves are recorded for warranties under our Home Builder’s Limited Warranty (“HBLW”) and our 30-year (offered on all homes sold after April 25, 1998 and on or before December 1, 2015 in all of our markets except our Texas markets), 15-year (offered on all homes sold after December 1, 2015 in all of our markets except our Texas markets) and 10-year (offered on all homes sold in our Texas markets) transferable structural warranty.
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

Our warranty reserve amounts are based upon historical experience and geographic location. While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. At December 31, 2018 and 2017, warranty reserves of $26.5 million and $26.1 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets. Please see Note 8 to our Consolidated Financial Statements for additional information related to our warranty reserves, including reserves related to stucco-related repairs in certain of our Florida communities.
Self-insurance Reserves. Self-insurance reserves are made for estimated liabilities associated with employee health care, workers’ compensation, and general liability insurance.  For 2018, our self-insurance limit for employee health care was $250,000 per covered person per contract period, with stop loss insurance covering amounts in excess of $250,000.  In 2019, our stop loss insurance will now cover amounts in excess of $275,000. Our workers’ compensation claims are insured by a third party and carry a deductible of $250,000 per claim, except for workers compensation claims made in the State of Ohio where the Company is self-insured.  Our self-insurance limit for Ohio workers’ compensation is $500,000 per claim, with stop loss insurance covering all amounts in excess of this limit.  The reserves related to employee health care and workers’ compensation are based on historical experience and open case reserves.  Our general liability claims are insured by a third party, subject to a deductible.  Effective for home closings occurring on or after July 1, 2017, the Company renewed its general liability insurance coverage which, among other things, changed the structure of our completed operations/construction defect deductible to $10.0 million for the Company (for closings prior to July 1, 2017, our completed operations/construction defect deductible was $7.5 million for each of our regions) and decreased our third party bodily injury and property damage claims deductible to $250,000 (a decrease from $500,000 for closings prior to July 1, 2017).  The Company records a reserve for general liability claims falling below the Company’s deductible.  The reserve estimate is based on an actuarial evaluation of our past history of general liability claims, other industry specific factors and specific event analysis.  At December 31, 2018 and 2017, self-insurance reserves of $2.7 million and $2.4 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.  The Company recorded expenses totaling $9.2 million, $8.9 million and $6.5 million for all self-insured and general liability claims during the years ended December 31, 2018, 2017 and 2016, respectively.
Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability.  M/I Financial provides a limited-life guarantee on loans sold to certain third parties and estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience.  Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.  The Company has also provided certain other guarantees and indemnities in connection with the purchase and development of land, including environmental indemnities, and guarantees of the completion of land development.  The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure.  Actual future costs associated with these guarantees and indemnities could differ materially from our current estimated amounts. At December 31, 2018 and 2017, guarantees and indemnities of $0.7 million and $1.0 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.
Other Liabilities.  Other liabilities at December 31, 2018 and 2017 consisted of the following:

	Year Ended December 31,
(In thousands)	2018	2017
Accruals related to land development	$46,073	$37,180
Warranty	26,459	26,133
Payroll and other benefits	31,428	28,128
Other	46,091	40,093
Total other liabilities	$150,051	$131,534
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
In accordance with ASC 280, Segment Reporting (“ASC 280”), we have identified each homebuilding division as an operating segment because each homebuilding division engages in business activities from which it earns revenue, primarily from the sale and construction of single-family attached and detached homes, acquisition and development of land, and the occasional sale of lots to third parties. Our financial services operations generate revenue primarily from the origination, sale and servicing of mortgage loans and title services primarily for purchasers of the Company’s homes and are included in our financial services reportable segment. Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating segments by centralizing key administrative functions such as accounting, finance, treasury, information technology, insurance and risk management, litigation, marketing and human resources.
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
Revenue Recognition.  On January 1, 2018, we adopted ASC 606, Revenue from Contracts from Customers (“ASC 606”), using the modified retrospective transition method, which includes a cumulative catch-up in retained earnings on the initial date of adoption for existing contracts (those contracts under which obligations have not been completed) as of, and new contracts after, January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition (“ASC 605”). We did not have any material adjustments to our 2018 results under ASC 606.
Revenue from the sale of a home and revenue from the sale of land to third parties are recognized in the financial statements on the date of closing (point in time) if delivery has occurred, title has passed, all performance obligations have been met (see definition of performance obligations below), and control of the home or land is transferred to the buyer in an amount that reflects the consideration we expect to be entitled to in exchange for the home or land.
We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans are sold and/or related servicing rights are sold to third party investors or retained and managed under a third party subservice arrangement. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee (note that guarantees are excluded from the scope of ASC 606). As of December 31, 2018 and 2017, we retained mortgage servicing rights of 2,282 and 3,094 loans, respectively, for a total value of $6.5 million and $7.8 million, respectively. We recognize financial services revenue associated with our title operations as homes are delivered, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is delivered. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.
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

The following table presents our revenues disaggregated by geography:

	Year Ended December 31,
(In thousands)	2018	2017 (a)	2016 (a)
Midwest homebuilding	$933,119	$742,577	$637,894
Southern homebuilding	925,404	730,482	602,273
Mid-Atlantic homebuilding	375,563	439,219	409,149
Financial services (b)	52,196	49,693	42,011
Total revenue	$2,286,282	$1,961,971	$1,691,327

(a)	As noted above, prior period amounts have not been adjusted under the cumulative catch-up transition method.

(b)
Revenues include $3.6 million and $0.7 million of hedging gains and $3.0 million related to hedging losses for the years ended December 31, 2018, 2017 and 2016, respectively. Hedging gains (losses) do not represent revenues recognized from contracts with customers.

The following table presents our revenues disaggregated by revenue source:

	Year Ended December 31,
(Dollars in thousands)	2018	2017 (a)	2016 (a)
Housing	$2,217,197	$1,878,572	$1,610,496
Land sales	16,889	33,706	38,820
Financial services (b)	52,196	49,693	42,011
Total revenue	$2,286,282	$1,961,971	$1,691,327

(a)	As noted above, prior period amounts have not been adjusted under the cumulative catch-up transition method.

(b)
Revenues include $3.6 million and $0.7 million of hedging gains and $3.0 million related to hedging losses for the years ended December 31, 2018, 2017 and 2016, respectively. Hedging gains (losses) do not represent revenues recognized from contracts with customers.

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
Income Taxes. The Company records income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on future tax consequences attributable to (1) temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (2) operating loss and tax credit carryforwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the change is enacted. During the fourth quarter of 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted which, among other things, reduced the corporate income tax rate from 35% to 21%. Please see Note 14 to our Consolidated Financial Statements for further discussion.
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
Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of December 31, 2018, the Company had outstanding $215.0 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through September 2026.  Included in this total are: (1) $155.4 million of performance and maintenance bonds and $42.4 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $10.3 million of financial letters of credit; and (3) $6.9 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
Recently Adopted Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 and most industry-specific guidance as well as some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.

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

In March 2018, the FASB issued ASU 2018-05, which amends Income Taxes (Topic 740) by incorporating Staff Accounting Bulletin 118 (“SAB 118”) issued by the Securities and Exchange Commission (“SEC”) on December 22, 2017. SAB 118 provides guidance on accounting for the effects of the 2017 Tax Act. We recognized the income tax effects of the 2017 Tax Act in our consolidated financial statements for the fiscal year ended December 31, 2017 in accordance with SAB 118.

Impact of New Accounting Standards. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASU 2016-02 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements (please see additional detail regarding these updates to Topic 842 below). The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
The new standard is effective for us on January 1, 2019, with early adoption permitted. We adopted the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight with respect to determining the lease term (i.e., considering the actual outcome and updated expectations of lease renewals, termination option and purchase options). We also do not expect to elect the use of the practical expedient pertaining to land easements as our land easements, undertaken for the purpose of construction and development of inventory, are excluded by 842-10-15-1(d).
We expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our office and model sale-leaseback operating leases; and (2) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.
On adoption, we currently expect to recognize additional operating liabilities ranging from $18.0 million to $23.0 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.
The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

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
In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”). ASU 2018-10 includes certain clarifications to address potential narrow-scope implementation issues which we are incorporating into our assessment and adoption of ASU 2016-02. The amendments in this ASU are effective in the same time-frame as ASU 2016-02 as discussed above.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2018-11 allows entities to not recast comparative periods in transition to ASC 842 and instead report the comparative periods presented in the period of adoption under ASC 840. ASU 2018-11 also includes a practical expedient for lessors to not separate the lease and non-lease components of a contract. The amendments in ASU 2018-11 are effective in the same time-frame as ASU 2016-02 as discussed above. We are incorporating this ASU into our assessment and adoption of ASU 2016-02.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements for fair value measurements and removes the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For all entities, ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the effect that this guidance will have on our consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”). ASU 2018-15 requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. The guidance may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption. For public entities, ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the effect that this guidance will have on our consolidated financial statements and disclosures.

In October 2018, the FASB issued ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”), which amends ASC 815, Derivatives and Hedging. The amendments in ASU 2018-16 permit use of the Overnight Index Swap Rate (OIS) rate based on Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate. For entities that have not already adopted ASU 2017-12, the amendments in ASU 2018-16 are required to be adopted concurrently with the amendments in ASU 2017-12. The Company intends to adopt ASU 2017-12 and ASU 2018-16 on January 1, 2019. We are currently evaluating the effect that this guidance will have on our consolidated financial statements and disclosures.

NOTE 2. Stock-Based and Deferred Compensation
Stock Incentive Plans
At our 2018 Annual Meeting of Shareholders, our shareholders approved the M/I Homes, Inc. 2018 Long-Term Incentive Plan (the “2018 LTIP”), an equity compensation plan administered by the Compensation Committee of our Board of Directors. Under the 2018 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards – awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of our common shares, and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the plan authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 2,250,000 common shares, of which 2,221,500 remain available for grant at December 31, 2018.
The 2018 LTIP replaced the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the “2009 LTIP”), which plan was terminated immediately following our 2018 Annual Meeting of Shareholders. The 2009 LTIP replaced the 1993 Stock Incentive Plan as Amended (the “1993 Plan”), which expired by its terms on April 22, 2009. Awards outstanding under the 2009 LTIP and the 1993 Plan remain in effect in accordance with their respective terms.
Stock Options
Stock options are granted at the market price of the Company’s common shares at the close of business on the date of grant.  Options awarded generally vest 20% annually over five years and expire after ten years. Under the 2018 LTIP and the 2009 LTIP, in the case of termination due to death, disability or retirement, all options will become immediately exercisable.  Shares issued upon option exercise may consist of treasury shares, authorized but unissued common shares or common shares purchased by or on behalf of the Company in the open market.
Following is a summary of stock option activity for the year ended December 31, 2018, relating to the stock options awarded under the 2018 LTIP, the 2009 LTIP and the 1993 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(a) (In thousands)
Options outstanding at December 31, 2017	1,822,818	$20.48	6.88	$25,376
Granted	438,500	31.89
Exercised	(38,628)	13.92
Forfeited	(10,000)	28.49
Options outstanding at December 31, 2018	2,212,690	$22.82	6.58	$3,123
Options vested or expected to vest at December 31, 2018	2,151,750	$22.74	6.53	$3,073
Options exercisable at December 31, 2018	1,400,490	$21.22	5.65	$2,486
(a)Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.
The aggregate intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $0.6 million, $9.3 million and $0.1 million, respectively.
The fair value of our five-year service-based stock options granted during the years ended December 31, 2018, 2017 and 2016 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.72%	1.96%	1.34%
Expected volatility	32.01%	39.49%	47.20%
Expected term (in years)	5.7	5.9	5.7
Weighted average grant date fair value of options granted during the period	$11.31	$9.45	$7.57
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
Total stock-based compensation expense related to stock option awards that has been charged against income relating to the 2018 LTIP, the 2009 LTIP and the 1993 Plan was $3.9 million, $3.7 million, and $3.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.  As of December 31, 2018, there was a total of $7.7 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 2.1 years for the service awards.
Director Stock Units
The Company awarded its non-employee directors a total of 21,000 stock units under the 2018 LTIP during the year ended December 31, 2018 and a total of 18,000 and 15,000 stock units under the 2009 LTIP during the years ended December 31, 2017 and 2016, respectively. Each stock unit is the equivalent of one common share, vests immediately and will be converted into a common share upon termination of service as a director. The Company recognized the full stock-based compensation expense related to the awards of $0.7 million, $0.5 million and $0.3 million in 2018, 2017 and 2016, respectively, due to the immediate vesting provisions of the award.
On May 5, 2009, the Company’s board of directors terminated the M/I Homes, Inc. 2006 Director Equity Incentive Plan (the “Director Equity Plan”).  Awards outstanding under the Director Equity Plan remain in effect in accordance with their respective terms.  At December 31, 2018, there were 8,059 stock units outstanding under the Director Equity Plan with a value of $0.2 million.
Performance Share Unit Awards
On February 15, 2018, February 8, 2017 and February 16, 2016, the Company awarded its executive officers (in the aggregate) a target number of performance share units (“PSU’s”) under the 2009 LTIP equal to 46,444, 57,110 and 79,108 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”). The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative annual pre-tax income from operations, excluding extraordinary items as defined in the underlying award agreements with the executive officers, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $31.93 and $33.57, respectively, for the 2018 PSU’s, $23.34 and $19.69, respectively, for the 2017 PSU’s, and $16.85 and $15.75, respectively, for the 2016 PSU’s. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized $0.1 million in stock-based compensation expense during 2018 related to the Market Condition portion of the 2018, 2017 and 2016 PSU awards. There was a total of $0.1 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2018 and 2017 PSU awards as of December 31, 2018. At December 31, 2018, the Market Condition for the 2016 PSU awards was met, and the company recorded $0.1 million of stock-based compensation expense. Based on these results and board approval, 12,024 PSU’s vested during the first quarter of 2019 with respect to the portion of the 2016 PSU’s subject to the Market Condition.
For the portion of the PSU’s subject to a Performance Condition, we recognize stock-based compensation expense on a straight-line basis over the Performance Period based on the probable outcome of the related Performance Condition. Otherwise, stock-based compensation expense recognition is deferred until probability is attained and a cumulative stock-based compensation expense adjustment is recorded and recognized ratably over the remaining service period. The Company reassesses the probability of the satisfaction of the Performance Condition on a quarterly basis, and stock-based compensation expense is adjusted based on the portion of the requisite service period that has passed. As of December 31, 2018, the Company had not recognized any stock-based compensation expense related to the Performance Condition portion of the 2018 PSU awards. If the Company achieves the minimum performance levels for the Performance Condition to be met for the 2018 awards, the Company would record unrecognized stock-based compensation expense of $0.6 million as of December 31, 2018, for which $0.2 million would be immediately recognized as if attainment been probable at December 31, 2018. The Company recognized $0.4 million of stock-based compensation expense related to the Performance Condition portion of the 2017 PSU awards during 2018 based on the probability of attaining the Performance Condition. The Company has $0.2 million of unrecognized stock-based compensation expense related to the Performance Condition portion of the 2017 PSU awards at December 31, 2018. The Company recognized $1.0 million of stock-based compensation expense related to the Performance Condition portion of the 2016 PSU awards as of December 31, 2018 based on the achievement of 106% of the target performance level. Based on these results and board approval, 80,023 PSU’s vested during the first quarter of 2019 with respect to the portion of the 2016 PSU awards subject to the Performance Condition.
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
Compensation expense deferred into the Executive Plan and the Director Plan (together the “Plans”) totaled $0.2 million, $0.4 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans.  One equity unit is the equivalent of one common share.  Equity units and the related dividends (if any) will be converted and distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company.  Distributions from the Plans totaled $0.2 million during each of the years ended December 31, 2018, 2017 and 2016.  As of December 31, 2018, there were a total of 48,781 equity units with a value of $1.1 million outstanding under the Plans.  The aggregate fair market value of these units at December 31, 2018, based on the closing price of the underlying common shares, was approximately $1.3 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $1.5 million as of December 31, 2018.  Common shares are issued from treasury shares upon distribution of equity units from the Plans.
Profit Sharing and Retirement Plan
The Company has a profit-sharing and retirement plan that covers substantially all Company employees and permits participants to make contributions to the plan on a pre-tax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Company contributions to the plan are also made at the discretion of the Company’s board of directors based on the Company’s profitability and resulted in a $2.3 million, $1.8 million and $1.4 million expense for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Assets Measured on a Recurring Basis
To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. These IRLCs are considered derivative financial instruments. M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of forward sales of mortgage-backed securities (“FMBSs”), the use of whole loan delivery commitments, and the occasional purchase of options on FMBSs in accordance with Company policy. These FMBSs, options on FMBSs, and IRLCs covered by FMBSs are considered non-designated derivatives. These amounts are either recorded in Other Assets or Other Liabilities on the Consolidated Balance Sheets (depending on the respective balance for that year ended December 31).
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
The table below shows the notional amounts of our financial instruments at December 31, 2018 and 2017:

	December 31,
Description of Financial Instrument (in thousands)	2018	2017
Best efforts contracts and related committed IRLCs	$5,823	$2,182
Uncommitted IRLCs	76,117	50,746
FMBSs related to uncommitted IRLCs	83,000	53,000
Best efforts contracts and related mortgage loans held for sale	14,285	80,956
FMBSs related to mortgage loans held for sale	150,000	91,000
Mortgage loans held for sale covered by FMBSs	149,980	90,781

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at December 31, 2018 and 2017:

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$169,651	$—	$169,651	$—
Forward sales of mortgage-backed securities	(3,305)	—	(3,305)	—
Interest rate lock commitments	989	—	989	—
Whole loan contracts	(154)	—	(154)	—
Total	$167,181	$—	$167,181	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$171,580	$—	$171,580	$—
Forward sales of mortgage-backed securities	177	—	177	—
Interest rate lock commitments	271	—	271	—
Whole loan contracts	12	—	12	—
Total	$172,040	$—	$172,040	$—
The following table sets forth the amount of gain (loss) recognized, within our revenue in the Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
Description (in thousands)	2018	2017	2016
Mortgage loans held for sale	$3,763	$3,675	$(3,591)
Forward sales of mortgage-backed securities	(3,482)	(53)	323
Interest rate lock commitments	783	21	(71)
Whole loan contracts	(231)	102	116
Total gain (loss) recognized	$833	$3,745	$(3,223)
The following tables set forth the fair value of the Company’s derivative instruments and their location within the Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	December 31, 2018		December 31, 2018
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$3,305
Interest rate lock commitments	Other assets	989	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	154
Total fair value measurements		$989		$3,459

	Asset Derivatives		Liability Derivatives
	December 31, 2017		December 31, 2017
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$177	Other liabilities	$—
Interest rate lock commitments	Other assets	271	Other liabilities	—
Whole loan contracts	Other assets	12	Other liabilities	—
Total fair value measurements		$460		$—

Assets Measured on a Non-Recurring Basis
The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. Our determination of fair value is based on projections and estimates, which are Level 3 measurement inputs. For further explanation of the Company’s policy regarding our assessment of recoverability for assets measured on a non-recurring basis, please see Note 1 to our Consolidated Financial Statements. The table below shows the level and measurement of assets measured on a non-recurring basis for the years ended December 31, 2018, 2017 and 2016:

		Year Ended December 31,
Description (in thousands)	Hierarchy	2018	2017 (2)	2016 (2)

Adjusted basis of inventory (1)	Level 3	$14,515	$3,823	$12,921
Total losses		5,809	7,681	3,992

Initial basis of inventory (3)		$20,324	$11,504	$16,913

(1)	The fair values in the table above represent only assets whose carrying values were adjusted in the respective period.

(2)	The carrying values for these assets may have subsequently increased or decreased from the fair value reported due to activities that have occurred since the measurement date.

(3)	This amount is inclusive of our investments in joint venture arrangements. There were no losses on our investments in joint venture arrangements for 2018, 2017 and 2016.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2018 and 2017. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

	December 31, 2018		December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$21,529	$21,529	$151,703	$151,703
Mortgage loans held for sale	169,651	169,651	171,580	171,580
Split dollar life insurance policies	206	206	209	209
Commitments to extend real estate loans	989	989	271	271
Whole loan contracts for committed IRLCs and mortgage loans held for sale	—	—	12	12
Forward sales of mortgage-backed securities	—	—	177	177
Liabilities:
Notes payable - homebuilding operations	117,400	117,400	—	—
Notes payable - financial services operations	153,168	153,168	168,195	168,195
Notes payable - other	5,938	5,112	10,576	9,437
Convertible senior subordinated notes due 2018 (a)	—	—	86,250	93,581
Senior notes due 2021 (a)	300,000	298,500	300,000	310,875
Senior notes due 2025 (a)	250,000	228,750	250,000	252,500
Whole loan contracts for committed IRLCs and mortgage loans held for sale	154	154	—	—
Forward sales of mortgage-backed securities	3,305	3,305	—	—
Off-Balance Sheet Financial Instruments:
Letters of credit	—	944	—	1,083

(a)
Our senior notes and convertible senior subordinated notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2018 and 2017:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Whole loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Convertible Senior Subordinated Notes due 2018, Senior Notes due 2021 and Senior Notes due 2025. The fair value of these financial instruments was determined based upon market quotes at December 31, 2018 and 2017. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policy and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during 2018 under the Company’s $500 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the one-month LIBOR rate plus a margin of 250 basis points, and thus the carrying value is a reasonable estimate of fair value. Please see Note 11 to our Consolidated Financial Statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial is a party to two credit agreements: (1) a $125 million secured mortgage warehousing agreement (which increases to $160 million during certain periods), dated June 24, 2016, as amended (the “MIF Mortgage Warehousing Agreement”), and (2) a $50 million mortgage repurchase agreement (which increases to $65 million during certain periods), dated October 30, 2017, as amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during 2018 fluctuated with LIBOR. Please see Note 11 to our Consolidated Financial Statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
Letters of Credit. Letters of credit of $52.7 million and $49.7 million represent potential commitments at December 31, 2018 and 2017, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.
NOTE 4. Inventory
A summary of the Company’s inventory as of December 31, 2018 and 2017 is as follows:

	December 31,
(In thousands)	2018	2017
Single-family lots, land and land development costs	$778,943	$687,260
Land held for sale	12,633	6,491
Homes under construction	730,390	579,051
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2018 - $13,441; December 31, 2017 - $12,715)	87,132	74,622
Community development district infrastructure	12,392	13,049
Land purchase deposits	33,662	32,556
Consolidated inventory not owned	19,308	21,545
Total inventory	$1,674,460	$1,414,574
Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of December 31, 2018 and 2017, we had 1,443 homes (with a carrying value of $311.0 million) and 1,134 homes (with a carrying value of $242.7 million), respectively, included in homes under construction that were not subject to a sales contract.

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
NOTE 5. Transactions with Related Parties
The Company made a contribution of $0.5 million in 2018 to the M/I Homes Foundation, a charitable organization having certain officers and directors of the Company on its Board of Trustees.
The Company had a receivable of $0.2 million at both December 31, 2018 and 2017 due from an executive officer, relating to amounts owed to the Company for split-dollar life insurance policy premiums.  The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer.
NOTE 6. Investment in Joint Venture Arrangements
The Company has periodically partnered with other land developers or homebuilders to share in the cost of land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. For such joint venture arrangements where a special purpose entity is established to own the property, we have determined that we do not have substantive control over any of these entities; therefore, the Company’s joint venture arrangements are recorded using the equity method of accounting. We believe the Company’s maximum exposure related to its investment in these joint venture arrangements as of December 31, 2018 is the total amount invested of $35.9 million (reported as Investment in Joint Venture Arrangements on our Consolidated Balance Sheets), which amount may increase as a result of further investments that are expected as development of the properties progresses.
The Company evaluates its investment in joint venture arrangements for potential impairment on a quarterly basis. If the fair value of the investment (please see Notes 1 and 3 to our Consolidated Financial Statements) is less than the investment’s carrying value, and the Company determines the decline in value was other than temporary, the Company writes down the investment to fair value.

Summarized condensed combined financial information for the joint venture arrangements that are included in the homebuilding segments, and for which a special purpose entity was established, as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 is as follows:
Summarized Condensed Combined Balance Sheets:

	December 31,
(In thousands)	2018	2017
Assets:
Single-family lots, land and land development costs (a) (b)	$11,182	$13,289
Other assets	938	5,143
Total assets	$12,120	$18,432
Liabilities and partners’ equity:
Liabilities:
Notes payable	$2,318	$261
Other liabilities	599	1,544
Total liabilities	2,917	1,805
Partners’ equity:
Company’s equity (a) (b)	$2,525	$8,328
Other equity	6,678	8,299
Total partners’ equity	$9,203	$16,627
Total liabilities and partners’ equity	$12,120	$18,432

(a)
For the years ended December 31, 2018 and 2017, impairment expenses and other miscellaneous adjustments totaling less than ($0.1 million) and $1.7 million, respectively, were excluded from the table above.

(b)
For the years ended December 31, 2018 and 2017, the table above excludes the Company’s investment in joint development arrangements for which a special purpose entity was not established, totaling $33.3 million and $13.9 million, respectively.

Summarized Condensed Combined Statements of Operations:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Revenue	$4,632	$10,286	$5,995
Costs and expenses	2,748	6,817	5,849
Income	$1,884	$3,469	$146

(a)	For the years ended December 31, 2018 and 2017, the table above excludes the Company’s investment in joint development arrangements for which a special purpose entity was not established.
The Company’s total equity in the income relating to the above homebuilding joint venture arrangements was $0.3 million for 2018 and $0.5 million for each of 2017 and 2016.
NOTE 7. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $63.6 million and $46.8 million were covered under these guarantees as of December 31, 2018 and 2017, respectively. The increase in loans covered by these guarantees from December 31, 2017 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at December 31, 2018, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $0.6 million and $1.2 million at December 31, 2018 and 2017, respectively.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of December 31, 2018 and 2017, the total of all loans indemnified to third party insurers relating to the above agreements was $1.0 million and $1.3 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.

The Company recorded a liability relating to the guarantees described above totaling $0.6 million and $0.8 million at December 31, 2018 and 2017, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
NOTE 8. Commitments and Contingencies
Warranty
Our warranty reserves are included in Other Liabilities in the Company’s Consolidated Balance Sheets, as further explained in Note 1 to our Consolidated Financial Statements.  A summary of warranty activity for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Warranty reserves, beginning of period	$26,133	$27,732	$14,282
Warranty expense on homes delivered during the period	13,456	11,677	10,452
Changes in estimates for pre-existing warranties	4,746	2,614	3,304
Charges related to stucco-related claims (a)	—	8,500	19,409
Settlements made during the period	(17,876)	(24,390)	(19,715)
Warranty reserves, end of period	$26,459	$26,133	$27,732

(a)	These amounts represent charges for stucco-related repair costs net of recoveries from insurers during the period.
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
During the fourth quarter of 2018, as a result of our on-going review of stucco-related data described below, we incurred an additional stucco-related charge of $1.0 million. During the fourth quarter of 2018, we also received $1.0 million of recoveries from insurers for past stucco-related claims, resulting in a net charge of zero. Stucco-related insurance recoveries are recorded in the period the reimbursement is received.
The remaining reserve for both known repair costs and an estimate of future costs of stucco-related repairs at December 31, 2018 included within our warranty reserve was $6.3 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of December 31, 2018. Our remaining stucco-related reserve is gross of any insurance recoveries.
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
We continue to investigate the extent to which we may be able to further recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of December 31, 2018, we are unable to estimate any additional amount that we believe is probable of recovery from these sources and, as noted above, we have not recorded a receivable for recoveries nor included an estimated amount of recoveries in determining our stucco-related warranty reserve.

Performance Bonds and Letters of Credit

At December 31, 2018, the Company had outstanding approximately $215.0 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2026. Included in this total are: (1) $155.4 million of performance and maintenance bonds and $42.4 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $10.3 million of financial letters of credit, of which $9.9 million represent deposits on land and lot purchase agreements; and (3) $6.9 million of financial bonds.
Land Option Contracts and Other Similar Contracts

At December 31, 2018, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $636.4 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters

In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At both December 31, 2018 and 2017, we had $0.4 million reserved for legal expenses.
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
At December 31, 2018, the future minimum rental commitments totaled $22.5 million under non-cancelable operating leases with initial terms in excess of one year as follows:  2019 - $5.5 million; 2020 - $4.4 million; 2021 - $4.1 million; 2022 - $3.8 million; 2023 - $2.8 million; and $1.9 million thereafter.  The Company’s total rental expense was $8.2 million, $7.1 million, and $6.3 million for 2018, 2017 and 2016, respectively.

NOTE 10. Community Development District Infrastructure and Related Obligations
A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (the “Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to such CDD bond obligations issued and outstanding as of December 31, 2018:

Issue Date	Maturity Date	Interest Rate	Principal Amount as of December 31, 2018 (in thousands)	Principal Amount as of December 31, 2017 (in thousands)
7/15/2004	12/1/2022	6.00%	$—	$2,922
7/15/2004	12/1/2036	6.25%	—	10,060
7/22/2014	11/1/2045	5.28%	—	535
12/23/2016	5/1/2047	6.20%	6,735	6,735
12/22/2017	5/1/2048	5.13%	9,815	9,815
9/24/2018	5/1/2049	5.09%	5,205	—
Total CDD bond obligations issued and outstanding			$21,755	$30,067
The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company recorded a $12.4 million and $13.0 million liability related to these CDD bond obligations as of December 31, 2018 and December 31, 2017, respectively, along with the related inventory infrastructure.
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
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $587.1 million of availability for additional senior debt at December 31, 2018. As a result, the full $500 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At December 31, 2018, there were $117.4 million borrowings outstanding and $52.7 million of letters of credit outstanding, leaving net remaining borrowing availability of $329.9 million.
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
The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $531.7 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company's number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures. At December 31, 2018, the Company was in compliance with all financial covenants of the Credit Facility.
During 2018, the Company was a party to a secured credit agreement (the “Letter of Credit Facility”) which allowed for the issuance of letters of credit up to a total of $1.0 million secured by cash collateral. The Company elected not to extend the maturity of its Letter of Credit Facility, which expired on September 30, 2018. There were no letters of credit remaining outstanding at the time of maturity. At December 31, 2017, there was $0.6 million of outstanding letters of credit in aggregate under the Letter of Credit Facility, which were collateralized with $0.6 million of the Company’s cash.
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $125 million which may be increased to $160 million during certain periods of expected increases in the volume of mortgage originations, specifically from September 25, 2018 to October 15, 2018 and from November 15, 2018 to February 4, 2019. The MIF Mortgage Warehousing Agreement expires on June 21, 2019. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the floating LIBOR rate plus a spread of 200 basis points. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At December 31, 2018, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $50 million, which may be increased to $65 million during certain periods of expected increases in the volume of mortgage originations, specifically from November 15, 2018 through February 1, 2019. The MIF Mortgage Repurchase Facility expires on October 28, 2019. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 200 or 225 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At December 31, 2018, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At December 31, 2018 and 2017, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $225.0 million, and $200.0 million, respectively. At December 31, 2018 and December 31, 2017, M/I Financial had $153.2 million and $168.2 million outstanding on a combined basis under its credit facilities, respectively.
Senior Notes
As of both December 31, 2018 and 2017, we had $250.0 million of 2025 Senior Notes outstanding. The 2025 Senior Notes bear interest at a rate of 5.625% per year, payable semiannually in arrears on February 1 and August 1 of each year, and mature on August 1, 2025. We may redeem all or any portion of the 2025 Senior Notes on or after August 1, 2020 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 104.219% of the principal amount outstanding, but will decline to 102.813% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2021, will further decline to 101.406% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2022 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after August 1, 2023, but prior to maturity.
As of both December 31, 2018 and 2017, we had $300.0 million of our 2021 Senior Notes outstanding. The 2021 Senior Notes bear interest at a rate of 6.75% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2021. As of January 15, 2019, we may redeem all or any portion of the 2021 Senior Notes at 101.688% of the principal amount outstanding. This rate declines to 100.000% of the principal amount outstanding if redeemed on or after January 15, 2020, but prior to maturity.
The 2025 Senior Notes and the 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes. As of December 31, 2018, the Company was in compliance with all terms, conditions, and covenants under the indentures.
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
The indenture governing our 2025 Senior Notes and the indenture governing our 2021 Senior Notes limit our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures. In each case, the “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $215.2 million and $176.1 million at December 31, 2018 and 2017, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Consolidated Balance Sheets, totaling $5.9 million and $10.6 million as of December 31, 2018 and 2017, respectively. The balance is made up of other notes payable acquired in the normal course of business. These other borrowings are included in the debt maturities schedule below.
Maturities over the next five years with respect to the Company’s debt as of December 31, 2018 are as follows:

Year Ending December 31,	Debt Maturities (In thousands)
2019	$154,600
2020	1,213
2021	418,893
2022	1,150
2023	650
Thereafter	250,000
Total	$826,506

NOTE 12. Acquisition and Goodwill
Acquisition
In March 2018, we entered the Detroit, Michigan market through the acquisition of the homebuilding assets and operations of Pinnacle Homes for a purchase price of $101.0 million. The results of Pinnacle Homes’ operations have been included in our financial statements since March 1, 2018, the effective date of the acquisition. As a result of the transaction, we recorded $16.4 million of goodwill (all of which is tax deductible) which relates to expected synergies from establishing a market presence in Detroit, the experience and knowledge of the acquired workforce and the capital-efficient operating structure of the business acquired. The remaining basis of $84.6 million is almost entirely comprised of the fair value of the acquired inventory with an insignificant amount attributable to other assets and liabilities.
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. In connection with the Company’s acquisition of the homebuilding assets and operations of Pinnacle Homes in Detroit, Michigan described above, the Company recorded goodwill of $16.4 million as of December 31, 2018, which is included as Goodwill in our Consolidated Balance Sheets. This amount was based on the estimated fair values of the acquired assets and liabilities at the date of the acquisition in accordance with ASC 350.

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis during the fourth quarter of 2018, and as no indicators for impairment existed at December 31, 2018, no impairment was recorded.
NOTE 13. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016
NUMERATOR
Net income	$107,663	$72,081	$56,609
Preferred stock dividends (a)	—	(3,656)	(4,875)
Excess of fair value over book value of preferred shares redeemed	—	(2,257)	—
Net income available to common shareholders	107,663	66,168	51,734
Interest on 3.25% convertible senior subordinated notes due 2017 (b)	—	1,106	1,520
Interest on 3.00% convertible senior subordinated notes due 2018 (c)	407	2,113	2,050
Diluted income available to common shareholders	$108,070	$69,387	$55,304
DENOMINATOR
Basic weighted average shares outstanding	28,234	25,769	24,666
Effect of dilutive securities:
Stock option awards	295	342	216
Deferred compensation awards	219	221	149
3.25% convertible senior subordinated notes due 2017 (b)	—	1,687	2,416
3.00% convertible senior subordinated notes due 2018 (c)	430	2,669	2,669
Diluted weighted average shares outstanding - adjusted for assumed conversions	29,178	30,688	30,116
Earnings per common share
Basic	$3.81	$2.57	$2.10
Diluted	$3.70	$2.26	$1.84
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	381	23	1,273

(a)
The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share of the Company (the “Series A Preferred Shares”), or 4,000 Series A Preferred Shares in the aggregate.  On April 10, 2013, the Company redeemed 2,000 of its Series A Preferred Shares (and the 2,000,000 related depositary shares) for an aggregate redemption price of approximately $50.4 million in cash. On October 16, 2017, the Company redeemed the remaining 2,000 outstanding Series A Preferred Shares (and the 2,000,000 related depositary shares) for an aggregate redemption price of approximately $50.4 million in cash. The Company declared and paid a quarterly cash dividend of $609.375 per share on its then outstanding Series A Preferred Shares in each of the first three quarters of 2017 and in each quarter of 2016, for aggregate dividend payments on the Series A Preferred Shares of $3.7 million and $4.9 million for the years ended December 31, 2017 and 2016, respectively.

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

For the years ended December 31, 2018, 2017 and 2016, the effect of our convertible debt outstanding was included in the diluted earnings per share calculations.

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
During the fourth quarter of 2017, comprehensive federal tax legislation was enacted in the form of the 2017 Tax Act. The 2017 Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the corporate income tax rate from 35% to 21%, eliminating the corporate alternative minimum tax, repealing the domestic production activity deduction, and limiting the deductibility of certain executive compensation.
The SEC staff issued SAB 118 in December 2017, which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides that the measurement period for the tax effects of the 2017 Tax Act should not extend more than one year from the date the 2017 Tax Act was enacted. To the extent that a company's accounting for certain income tax effects of the 2017 Tax Act is incomplete but the company is able to determine a reasonable estimate, the company must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the 2017 Tax Act was enacted. As a result of the reduction in the corporate income tax rate, the Company revalued its deferred tax assets at December 31, 2017 and recognized a non-cash provisional tax expense of $6.5 million for the year ended December 31, 2017. We completed our accounting for the income tax effects of the 2017 Tax Act in 2018, and no material adjustments were required to the provisional amounts initially recorded.
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
At December 31, 2018, the Company’s total deferred tax assets were $20.2 million which is offset by $6.7 million of total deferred tax liabilities for a $13.5 million net deferred tax asset which is reported on the Company’s Consolidated Balance Sheets.
The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2018	2017
Deferred tax assets:
Warranty, insurance and other accruals	$8,218	$8,078
Equity-based compensation	4,096	3,250
Inventory	4,441	4,720
State taxes	185	160
Net operating loss carryforward	3,240	6,193
Deferred charges	—	506
Total deferred tax assets	$20,180	$22,907

Deferred tax liabilities:
Federal effect of state deferred taxes	$1,079	$1,777
Depreciation	4,801	2,382
Prepaid expenses	285	310
Other	533	—
Total deferred tax liabilities	$6,698	$4,469

Net deferred tax asset	$13,482	$18,438

The provision from income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Current:
Federal	$24,408	$33,392	$1,745
State	4,261	2,414	2,120
	$28,669	$35,806	$3,865

	Year Ended December 31,
(In thousands)	2018	2017	2016
Deferred:
Federal	$2,333	$11,916	$28,335
State	2,624	521	2,976
	$4,957	$12,437	$31,311
Total	$33,626	$48,243	$35,176
For 2018, 2017 and 2016, the Company’s effective tax rate was 23.80%, 40.09%, and 38.32%, respectively. The decrease in the effective tax rate was primarily attributable to the 2017 Tax Act which included the reduction of the corporate income tax rate from 35% to 21%, partially offset by the repeal of the domestic production activity deduction and other non-deductible costs. Also as a result of the 2017 Tax Act, the Company revalued its deferred tax assets and recognized a $6.5 million non-cash tax expense in 2017. Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated benefit from income taxes are as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Federal taxes at statutory rate	$29,671	$42,113	$32,125
State and local taxes – net of federal tax benefit	5,636	3,420	3,652
Change in state NOL deferred asset – net of federal tax benefit	—	—	729
Deferred tax asset re-measurement as a result of 2017 Tax Act	—	6,520	—
Equity Compensation	(254)	(1,368)	—
Manufacturing deduction	—	(3,262)	(1,298)
Federal tax credits	(2,817)	—	—
Other	1,390	820	(32)
Total	$33,626	$48,243	$35,176
The Company files income tax returns in the U.S. federal jurisdiction, and various states.  The Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2015.  The Company is audited from time to time, and if any adjustments are made, they would be either immaterial or reserved.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  At December 31, 2018, 2017 and 2016, we had no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits in prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change.
During 2016, the Company fully utilized its federal NOL carryforwards and federal credit carryforwards. The Company had $2.6 million of state NOL carryforwards, net of the federal benefit, at December 31, 2018. Our state NOLs may be carried forward from one to 15 years, depending on the tax jurisdiction, with $0.9 million expiring between 2022 and 2027 and $1.7 million expiring between 2028 and 2032, absent sufficient state taxable income.
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
San Antonio, Texas
The following table shows, by segment, revenue, operating income and interest expense for 2018, 2017 and 2016, as well as the Company’s income before income taxes for such periods:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Revenue:
Midwest homebuilding	$933,119	$742,577	$637,894
Southern homebuilding	925,404	730,482	602,273
Mid-Atlantic homebuilding	375,563	439,219	409,149
Financial services (a)	52,196	49,693	42,011
Total revenue	$2,286,282	$1,961,971	$1,691,327

Operating income:
Midwest homebuilding (b)	$86,131	$81,522	$70,446
Southern homebuilding (c)	72,600	36,798	20,398
Mid-Atlantic homebuilding	23,312	35,598	33,450
Financial services (a)	27,482	27,288	23,262
Less: Corporate selling, general and administrative expense	(46,364)	(42,547)	(38,813)
Total operating income (b) (c) (d)	$163,161	$138,659	$108,743

Interest expense:
Midwest homebuilding	$7,142	$5,010	$3,754
Southern homebuilding	7,362	8,508	8,039
Mid-Atlantic homebuilding	2,711	2,599	3,693
Financial services (a)	3,269	2,757	2,112
Total interest expense	$20,484	$18,874	$17,598

Equity in income from joint venture arrangements	$(312)	$(539)	$(640)
Acquisition and integration costs (e)	1,700	—	—

Income before income taxes	$141,289	$120,324	$91,785

Depreciation and amortization:
Midwest homebuilding	$2,448	$2,069	$1,752
Southern homebuilding	3,210	3,014	2,525
Mid-Atlantic homebuilding	1,262	1,565	1,645
Financial services	1,281	1,503	1,948
Corporate	6,330	6,023	5,736
Total depreciation and amortization	$14,531	$14,174	$13,606

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

(b)	Includes $5.1 million of charges related to purchase accounting adjustments taken during 2018 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
Includes an $8.5 million and a $19.4 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8 to our Consolidated Financial Statements) taken during 2017 and 2016, respectively.

(d)
For the years ended December 31, 2018, 2017 and 2016, total operating income was reduced by $5.8 million, $7.7 million and $4.0 million, respectively, related to asset impairment charges taken during the period.

(e)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

The following tables show total assets by segment at December 31, 2018 and 2017:

	December 31, 2018
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$5,725	$21,758		$6,179	$—		$33,662
Inventory (a)	696,057	717,248		227,493	—		1,640,798
Investments in joint venture arrangements	1,562	14,263		20,045	—		35,870
Other assets	19,524	32,161	(b)	10,925	248,641	(c)	311,251
Total assets	$722,868	$785,430		$264,642	$248,641		$2,021,581

	December 31, 2017
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$4,933	$20,719		$6,904	$—		$32,556
Inventory (a)	500,671	636,019		245,328	—		1,382,018
Investments in joint venture arrangements	4,410	9,677		6,438	—		20,525
Other assets	13,573	38,784	(b)	13,311	364,004	(d)	429,672
Total assets	$523,587	$705,199		$271,981	$364,004		$1,864,771

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

(c)	Includes asset held for sale for $5.6 million.

(d)	The decrease in Corporate, Financial Services, and Unallocated other assets from prior year is related to a decline in in cash on hand from the end of 2017 .
NOTE 16. Supplemental Guarantor Information
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
The following condensed consolidating financial information includes balance sheets, statements of income and cash flow information for M/I Homes, Inc. (the parent company and the issuer of the aforementioned guaranteed notes), the Guarantor Subsidiaries, collectively, and for all other subsidiaries and joint ventures of the Company (the “Unrestricted Subsidiaries”), collectively. Each Guarantor Subsidiary is a direct or indirect 100%-owned subsidiary of M/I Homes, Inc. and has fully and unconditionally guaranteed the (1) 2025 Senior Notes, on a joint and several senior unsecured basis and (2) 2021 Senior Notes, on a joint and several senior unsecured basis.
There are no significant restrictions on the parent company’s ability to obtain funds from its Guarantor Subsidiaries in the form of a dividend, loan, or other means.
As of December 31, 2018, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$2,234,086	$52,196	$—	$2,286,282
Costs and expenses:
Land and housing	—	1,836,704	—	—	1,836,704
Impairment of inventory and investment in joint venture arrangements	—	5,809	—	—	5,809
Acquisition and integration costs	—	1,700	—	—	1,700
General and administrative	—	112,225	25,554	—	137,779
Selling	—	142,829	—	—	142,829
Equity in income from joint venture arrangements	—	—	(312)	—	(312)
Interest	—	17,215	3,269	—	20,484
Total costs and expenses	—	2,116,482	28,511	—	2,144,993

Income before income taxes	—	117,604	23,685	—	141,289

Provision for income taxes	—	28,545	5,081	—	33,626

Equity in subsidiaries	107,663	—	—	(107,663)	—

Net income	$107,663	$89,059	$18,604	$(107,663)	$107,663

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,912,278	$49,693	$—	$1,961,971
Costs and expenses:
Land and housing	—	1,561,022	—	—	1,561,022
Impairment of inventory and investment in joint venture arrangements	—	7,681	—	—	7,681
General and administrative	—	103,094	23,188	—	126,282
Selling	—	128,327	—	—	128,327
Equity in income from joint venture arrangements	—	—	(539)	—	(539)
Interest	—	16,117	2,757	—	18,874
Total costs and expenses	—	1,816,241	25,406	—	1,841,647

Income before income taxes	—	96,037	24,287	—	120,324

Provision for income taxes	—	40,570	7,673	—	48,243

Equity in subsidiaries	72,081	—	—	(72,081)	—

Net income	$72,081	$55,467	$16,614	$(72,081)	$72,081

Preferred dividends	3,656	—	—	—	3,656
Excess of fair value over book value of preferred shares redeemed	2,257	—	—	—	2,257

Net income available to common shareholders	$66,168	$55,467	$16,614	$(72,081)	$66,168

	Year Ended December 31, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,649,316	$42,011	$—	$1,691,327
Costs and expenses:
Land and housing	—	1,358,183	—	—	1,358,183
Impairment of inventory and investment in joint venture arrangements	—	3,992	—	—	3,992
General and administrative	—	92,135	19,465	—	111,600
Selling	—	108,809	—	—	108,809
Equity in income from joint venture arrangements	—	—	(640)	—	(640)
Interest	—	15,486	2,112	—	17,598
Total costs and expenses	—	1,578,605	20,937	—	1,599,542

Income before income taxes	—	70,711	21,074	—	91,785

Provision for income taxes	—	28,161	7,015	—	35,176

Equity in subsidiaries	56,609	—	—	(56,609)	—

Net income	$56,609	$42,550	$14,059	$(56,609)	$56,609

Preferred dividends	4,875	—	—	—	4,875

Net income available to common shareholders	$51,734	$42,550	$14,059	$(56,609)	$51,734

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$5,554	$15,975	$—	$21,529
Mortgage loans held for sale	—	—	169,651	—	169,651
Inventory	—	1,674,460	—	—	1,674,460
Property and equipment - net	—	28,485	910	—	29,395
Investment in joint venture arrangements	—	33,297	2,573	—	35,870
Investment in subsidiaries	817,986	—	—	(817,986)	—
Deferred income taxes, net of valuation allowances	—	13,482	—	—	13,482
Intercompany assets	579,447	—	—	(579,447)	—
Goodwill	—	16,400	—	—	16,400
Other assets	2,325	47,738	10,731	—	60,794
TOTAL ASSETS	$1,399,758	$1,819,416	$199,840	$(1,397,433)	$2,021,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$131,089	$422	$—	$131,511
Customer deposits	—	32,055	—	—	32,055
Intercompany liabilities	—	578,498	949	(579,447)	—
Other liabilities	—	140,860	9,191	—	150,051
Community development district obligations	—	12,392	—	—	12,392
Obligation for consolidated inventory not owned	—	19,308	—	—	19,308
Notes payable bank - homebuilding operations	—	117,400	—	—	117,400
Notes payable bank - financial services operations	—	—	153,168	—	153,168
Notes payable - other	—	5,938	—	—	5,938
Senior notes due 2021 - net	297,884	—	—	—	297,884
Senior notes due 2025 - net	246,571	—	—	—	246,571
TOTAL LIABILITIES	544,455	1,037,540	163,730	(579,447)	1,166,278

Shareholders’ equity	855,303	781,876	36,110	(817,986)	855,303

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,399,758	$1,819,416	$199,840	$(1,397,433)	$2,021,581

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$131,522	$20,181	$—	$151,703
Mortgage loans held for sale	—	—	171,580	—	171,580
Inventory	—	1,414,574	—	—	1,414,574
Property and equipment - net	—	25,815	1,001	—	26,816
Investment in joint venture arrangements	—	13,930	6,595	—	20,525
Investment in subsidiaries	722,508	—	—	(722,508)	—
Deferred income tax asset	—	18,438	—	—	18,438
Intercompany assets	650,599	—	—	(650,599)	—
Other assets	3,154	48,430	9,551	—	61,135
TOTAL ASSETS	$1,376,261	$1,652,709	$208,908	$(1,373,107)	$1,864,771

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$116,773	$460	$—	$117,233
Customer deposits	—	26,378	—	—	26,378
Intercompany liabilities	—	645,048	5,551	(650,599)	—
Other liabilities	—	126,522	5,012	—	131,534
Community development district obligations	—	13,049	—	—	13,049
Obligation for consolidated inventory not owned	—	21,545	—	—	21,545
Notes payable bank - financial services operations	—	—	168,195	—	168,195
Notes payable - other	—	10,576	—	—	10,576
Convertible senior subordinated notes due 2018 - net	86,132	—	—	—	86,132
Senior notes due 2021 - net	296,780	—	—	—	296,780
Senior notes due 2025 - net	246,051	—	—	—	246,051
TOTAL LIABILITIES	628,963	959,891	179,218	(650,599)	1,117,473

Shareholders’ equity	747,298	692,818	29,690	(722,508)	747,298

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,376,261	$1,652,709	$208,908	$(1,373,107)	$1,864,771

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$12,185	$(25,882)	$23,290	$(12,185)	$(2,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(7,896)	(245)	—	(8,141)
Acquisition, net of cash acquired	—	(100,960)	—	—	(100,960)
Proceeds from the sale of mortgage servicing rights	—	—	6,335	—	6,335
Intercompany investing	12,986	—	—	(12,986)	—
Investments in and advances to joint venture arrangements	—	(30,588)	(1,279)	—	(31,867)
Return of capital from joint venture arrangements	—	—	676	—	676
Net cash provided by (used in) investing activities	12,986	(139,444)	5,487	(12,986)	(133,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible senior subordinated notes	—	(65,941)	—	—	(65,941)
Proceeds from bank borrowings - homebuilding operations	—	666,600	—	—	666,600
Principal repayments of bank borrowings - homebuilding operations	—	(549,200)	—	—	(549,200)
Net repayments of bank borrowings - financial services operations	—	—	(15,027)	—	(15,027)
Proceeds from notes payable - other and CDD bond obligations	—	(4,638)	—	—	(4,638)
Dividends paid	—	—	(12,185)	12,185	—
Repurchase of common shares	(25,709)	—	—	—	(25,709)
Intercompany financing	—	(7,388)	(5,598)	12,986	—
Debt issue costs	—	(75)	(173)	—	(248)
Proceeds from exercise of stock options	538	—	—	—	538
Net cash (used in) provided by financing activities	(25,171)	39,358	(32,983)	25,171	6,375

Net decrease in cash, cash equivalents and restricted cash	—	(125,968)	(4,206)	—	(130,174)
Cash, cash equivalents and restricted cash balance at beginning of period	—	131,522	20,181	—	151,703
Cash, cash equivalents and restricted cash balance at end of period	$—	$5,554	$15,975	$—	$21,529

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$15,581	$(63,922)	$10,738	$(15,581)	$(53,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(8,535)	(264)	—	(8,799)
Intercompany investing	27,270	—	—	(27,270)	—
Investments in and advances to joint venture arrangements	—	(6,117)	(5,971)	—	(12,088)
Return of capital from joint venture arrangements	—	—	3,518	—	3,518
Proceeds from the sale of mortgage servicing rights	—	—	8,212	—	8,212
Net cash provided by (used in) investing activities	27,270	(14,652)	5,495	(27,270)	(9,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred shares	(50,420)	—	—	—	(50,420)
Proceeds from issuance of senior notes	—	250,000	—	—	250,000
Proceeds from bank borrowings - homebuilding operations	—	398,300	—	—	398,300
Principal repayments of bank borrowings - homebuilding operations	—	(438,600)	—	—	(438,600)
Net proceeds from bank borrowings - financial services operations	—	—	15,300	—	15,300
Principal repayments of notes payable - other and CDD bond obligations	—	4,161	—	—	4,161
Dividends paid	(3,656)	—	(15,581)	15,581	(3,656)
Intercompany financing	—	(18,143)	(9,127)	27,270	—
Debt issue costs	—	(6,549)	(158)	—	(6,707)
Proceeds from exercise of stock options	11,225	—	—	—	11,225
Net cash (used in) provided by financing activities	(42,851)	189,169	(9,566)	42,851	179,603

Net increase in cash, cash equivalents and restricted cash	—	110,595	6,667	—	117,262
Cash, cash equivalents and restricted cash balance at beginning of period	—	20,927	13,514	—	34,441
Cash, cash equivalents and restricted cash balance at end of period	$—	$131,522	$20,181	$—	$151,703

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2016
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$11,653	$42,572	$(8,375)	$(11,653)	$34,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(12,505)	(601)	—	(13,106)
Investments in and advances to joint venture arrangements	—	(13,764)	(7,982)	—	(21,746)
Return of capital from joint venture arrangements	—	—	3,207	—	3,207
Intercompany investing	(6,960)	—	—	6,960	—
Net cash (used in) provided by investing activities	(6,960)	(26,269)	(5,376)	6,960	(31,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	351,500	—	—	351,500
Principal repayments of bank borrowings - homebuilding operations	—	(355,000)	—	—	(355,000)
Net proceeds from bank borrowings - financial services operations	—	—	29,247	—	29,247
Principal repayments of note payable - other and CDD bond obligations	—	(2,026)	—	—	(2,026)
Dividends paid	(4,875)	—	(11,653)	11,653	(4,875)
Intercompany financing	—	7,407	(8,398)	991	—
Debt issue costs	—	(153)	(87)	—	(240)
Proceeds from exercise of stock options	182	—	—	—	182
Net cash (used in) provided by financing activities	(4,693)	1,728	9,109	12,644	18,788

Net increase (decrease) in cash, cash equivalents and restricted cash	—	18,031	(4,642)	7,951	21,340
Cash, cash equivalents and restricted cash balance at beginning of period	—	2,896	18,156	(7,951)	13,101
Cash, cash equivalents and restricted cash balance at end of period	$—	$20,927	$13,514	$—	$34,441

NOTE 17. Supplementary Financial Data
The following tables set forth our selected consolidated financial and operating data for the quarterly periods indicated.

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018

(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$437,857	$558,098	$567,842	$722,485
Gross margin (a)	$89,155	$108,762	$115,813	$130,039
Net income to common shareholders (a)	$18,063	$27,911	$29,282	$32,407
Earnings per common share: (c)
Basic	$0.64	$0.98	$1.03	$1.17
Diluted	$0.60	$0.96	$1.01	$1.15
Weighted average common shares outstanding:
Basic	28,124	28,571	28,469	27,774
Diluted	30,544	29,101	28,906	28,181

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017

(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$406,980	$456,866	$476,423	$621,702
Gross margin (b)	$86,699	$89,268	$101,750	$115,551
Net income to common shareholders (b)	$15,664	$15,770	$18,852	$15,882
Earnings per common share: (c)
Basic	$0.63	$0.63	$0.74	$0.57
Diluted	$0.55	$0.55	$0.64	$0.53
Weighted average common shares outstanding:
Basic	24,738	24,990	25,581	27,736
Diluted	30,329	30,619	30,675	31,172

(a)
Gross margin and net income to common shareholders include $0.9 million, $3.0 million, $0.7 million and $0.6 million of charges related to purchase accounting adjustments taken during 2018 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018 (as more fully discussed in Note 12 to our Consolidated Financial Statements) taken during the first, second, third and fourth quarters of 2018, respectively, and $5.8 million of impairment charges taken during the fourth quarter of 2018.

(b)
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
NOTE 18. Share Repurchase Program
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. During the year ended December 31, 2018, the Company repurchased 1.1 million outstanding common shares at an aggregate purchase price of $25.7 million under the 2018 Share Repurchase Program and $24.3 million remained available for repurchases under the 2018 Share Repurchase Program. The timing, amount and other terms and conditions of any additional repurchases under the 2018 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, corporate considerations, general market and economic conditions and legal requirements. The 2018 Share Repurchase Program does not have an expiration date and the Board may modify, discontinue or suspend it at any time.

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
The Company’s management, with the participation of the principal executive officer and the principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 93 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of M/I Homes, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 22, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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
February 22, 2019

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2018 with respect to the common shares issuable under the Company's equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	2,592,240	(1)	$22.82	(2)	2,221,500	(3)
Equity compensation plans not approved by shareholders	62,414	(4)	—		—
Total	2,654,654		$22.82		2,221,500

(1)
Consists of the 2018 Long-Term Incentive Plan (“2018 LTIP”) (7,000 outstanding stock options and 21,000 outstanding director stock units), the 2009 Long-Term Incentive Plan (“2009 LTIP”) (2,205,690 outstanding stock options, 76,500 outstanding director stock units and 273,991 outstanding performance share units (“PSU’s”) (assuming the maximum number of PSU’s will be earned)), which plan was terminated in May 2018, and the 2006 Director Equity Incentive Plan (“2006 Director Plan”) (8,059 outstanding director stock units), which plan was terminated in May 2009.

(2)
The weighted average exercise price relates to the stock options granted under the 2018 LTIP and the 2009 LTIP.  The weighted average exercise price does not take into account the director stock units granted under the 2018 LTIP, the 2009 LTIP and the 2006 Director Plan or the PSU’s granted under the 2009 LTIP because the director stock units and the PSU’s are full value awards and have no exercise price. The director stock units and the PSU’s (if earned) will be settled at a future date in common shares on a one-for-one basis without the payment of any exercise price.

(3)
Represents the aggregate number of common shares remaining available for issuance under the 2018 LTIP. Pursuant to the terms of the 2018 LTIP, and subject to certain adjustments provided therein, the aggregate number of common shares with respect to which awards may be granted under the 2018 LTIP is 2,250,000 common shares plus any common shares subject to outstanding awards under the 2009 LTIP as of May 8, 2018 that on or after May 8, 2018 cease for any reason to be subject to such awards other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable common shares. Pursuant to the terms of the 2018 LTIP, upon the grant of a full value award thereunder (including director stock units and PSU’s), we reduce the number of common shares available for issuance under the 2018 LTIP by an amount equal to the number of shares subject to the award multiplied by 1.50.

(4)
Consists of the Amended and Restated Director Deferred Compensation Plan and the Amended and Restated Executives' Deferred Compensation Plan.  Pursuant to these plans, our directors and eligible employees may defer the payment of all or a portion of their director fees and annual cash bonuses, respectively, and the deferred amount is converted into that number of whole phantom stock units determined by dividing the deferred amount by the closing price of our common shares on the New York Stock Exchange on the date of such conversion (which is the same date the fees or bonus is paid) without any discount on the common share price or premium applied to the deferred amount. The phantom stock units are settled at a future date in common shares on a one-for-one basis. Neither the Director Deferred Compensation Plan nor the Executives' Deferred Compensation Plan provides for a specified limit on the number of common shares which may be attributable to participants' accounts relating to phantom stock units and issued under the terms of these plans.

The remaining information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.
(1) The following financial statements are contained in Item 8:
Page in this report

Financial Statements

Report of Independent Registered Public Accounting Firm	53
Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016	54
Consolidated Balance Sheets as of December 31, 2018 and 2017	55
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016	56
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	57
Notes to Consolidated Financial Statements	58

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

4.3
Indenture, dated as of September 11, 2012, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 3.25% Convertible Senior Subordinated Notes due 2017 and 3.0% Convertible Senior Subordinated Notes due 2018, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 11, 2012 (File No. 1-12434).

4.4
Supplemental Indenture, dated as of September 11, 2012, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 3.25% Convertible Senior Subordinated Notes due 2017, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 11, 2012 (File No. 1-12434).

4.5	Form of 3.25% Convertible Senior Subordinated Note due 2017, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 11, 2012 (File No. 1-12434).

4.6
Form of Guarantee of 3.25% Convertible Senior Subordinated Notes due 2017, incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 11, 2012 (File No. 1-12434).

4.7
Supplemental Indenture, dated as of March 11, 2013, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 3.0% Convertible Senior Subordinated Notes due 2018, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed March 12, 2013 (File No. 1-12434).

4.8	Form of 3.0% Convertible Senior Subordinated Note due 2018, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed on March 12, 2013 (File No.1-12434).

4.9
Form of Guarantee of 3.0% Convertible Senior Subordinated Notes due 2018, incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed on March 12, 2013 (File No. 1-12434).

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

10.1*
M/I Homes, Inc. 401(k) Profit Sharing Plan, as amended and restated on April 1, 2018, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018.

10.2
Credit Agreement dated July 18, 2013 by and among M/I Homes, Inc., as borrower, the lenders party thereto and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2013 (File No. 1-12434).

10.3
First Amendment to Credit Agreement dated October 20, 2014 by and among M/I Homes, Inc., as borrower, the lenders party thereto and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2014.

10.4
Second Amendment to Credit Agreement, dated July 18, 2017, by and among M/I Homes, Inc., as borrower, the lenders party thereto and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2017.

10.5
Commitment Increase Activation Notice dated August 28, 2015, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2015.

10.6
Commitment Increase Activation Notice dated June 29, 2018, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.7
New Lender Supplement, dated June 29, 2018, by and among M/I Homes, Inc., as borrower, Flagstar Bank, FSB, and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.8
Amended and Restated Mortgage Warehousing Agreement dated as of March 29, 2013 by and among M/I Financial, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2013 (File No. 1-12434).

10.9
First Amendment dated March 28, 2014 to the Amended and Restated Mortgage Warehousing Agreement dated as of March 29, 2013 by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2014).

10.10
Second Amendment dated March 2, 2015 to Amended and Restated Mortgage Warehousing Agreement dated as of March 29, 2013 by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.11
Third Amendment dated June 26, 2015 to Amended and Restated Mortgage Warehousing Agreement dated as of March 29, 2013 by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2015).

10.12
Fourth Amendment dated December 10, 2015 to Amended and Restated Mortgage Warehousing Agreement dated as of March 29, 2013 by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

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

10.15
Second Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated June 22, 2018, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2018.

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

10.18
Amendment No. 2 to Amended and Restated Master Repurchase Agreement by and between M/I Financial and Sterling National Bank, dated as of August 8, 2016, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.19
Amendment No. 3 to Amended and Restated Master Repurchase Agreement dated as of October 31, 2016 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.20
Amendment No. 4 to Amended and Restated Master Repurchase Agreement by and between M/I Financial and Sterling National Bank, dated as of May 16, 2017, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.21
Second Amended and Restated Master Repurchase Agreement dated as of October 30, 2017 by and between M/I Financial and Sterling National Bank, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.22
First Amendment to Second Amended and Restated Master Repurchase Agreement effective as of October 29, 2018 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.23
Fifth Amended and Restated Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homes, Inc., dated as of September 30, 2014, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

10.24
Sixth Amended and Restated Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homes, Inc., dated as of September 30, 2015, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

10.25
Seventh Amended and Restated Master Letter of Credit Facility Agreement by and between M/I Homes, Inc. and U.S. Bank National Association, dated as of September 30, 2016, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.26
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

10.41*
Form of Stock Units Award Agreement for Directors under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 1-12434).

10.42*
Form of Nonqualified Stock Option Award Agreement for Employees under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2010 (File No. 1-12434).

10.43*
Form of Performance Share Unit Award Agreement under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2014.

10.44*	M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2018.

10.45*
Form of Nonqualified Stock Option Award Agreement for Employees under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.46*
Form of Stock Units Award Agreement for Directors under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.47*
Form of Performance Share Unit Award Agreement under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2019.

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

(c) Financial statement schedules

None required.

Item 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of February 2019.

M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of February 2019.

NAME AND TITLE	NAME AND TITLE

FRIEDRICH K. M. BÖHM*	/s/Robert H. Schottenstein
Friedrich K. M. Böhm	Robert H. Schottenstein
Director	Chairman of the Board,
Chief Executive Officer and President
WILLIAM H. CARTER*	(Principal Executive Officer)
William H. Carter
Director	/s/Phillip G. Creek
Phillip G. Creek
MICHAEL P. GLIMCHER*	Executive Vice President,
Michael P. Glimcher	Chief Financial Officer and Director
Director	(Principal Financial Officer)

ELIZABETH K. INGRAM*	/s/Ann Marie W. Hunker
Elizabeth K. Ingram	Ann Marie W. Hunker
Director	Vice President, Corporate Controller
(Principal Accounting Officer)
NANCY J. KRAMER*
Nancy J. Kramer
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