Form 10-Q
period 2019-03-31
M I HOMES INC
filed 2019-04-26
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019

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
Common shares, par value $.01 per share: 27,568,826 shares outstanding as of April 24, 2019.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	March 31, 2019	December 31, 2018
	(unaudited)

ASSETS:
Cash, cash equivalents and restricted cash	$41,931	$21,529
Mortgage loans held for sale	119,665	169,651
Inventory	1,730,788	1,674,460
Property and equipment - net	28,392	29,395
Investment in joint venture arrangements	40,736	35,870
Operating lease right-of-use assets	20,603	—
Deferred income tax asset	13,146	13,482
Goodwill	16,400	16,400
Other assets	60,117	60,794
TOTAL ASSETS	$2,071,778	$2,021,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$132,935	$131,511
Customer deposits	36,336	32,055
Operating lease liabilities	20,603	—
Other liabilities	109,169	150,051
Community development district obligations	11,728	12,392
Obligation for consolidated inventory not owned	15,920	19,308
Notes payable bank - homebuilding operations	218,800	117,400
Notes payable bank - financial services operations	104,026	153,168
Notes payable - other	5,937	5,938
Senior notes due 2021 - net	298,160	297,884
Senior notes due 2025 - net	246,702	246,571
TOTAL LIABILITIES	$1,200,316	$1,166,278

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $.01 par value; authorized 58,000,000 shares at both March 31, 2019 and December 31, 2018; issued 30,137,141 shares at both March 31, 2019 and December 31, 2018	301	301
Additional paid-in capital	328,580	330,517
Retained earnings	598,715	580,992
Treasury shares - at cost - 2,568,315 and 2,620,923 shares at March 31, 2019 and December 31, 2018, respectively	(56,134)	(56,507)
TOTAL SHAREHOLDERS’ EQUITY	$871,462	$855,303
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,071,778	$2,021,581

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share amounts)	2019	2018

Revenue	$481,109	$437,857
Costs and expenses:
Land and housing	388,467	348,702
General and administrative	30,699	27,951
Selling	31,551	30,063
Acquisition and integration costs	—	1,700
Equity in loss (income) from joint venture arrangements	121	(310)
Interest	6,792	5,878
Total costs and expenses	457,630	413,984

Income before income taxes	23,479	23,873

Provision for income taxes	5,756	5,810

Net income	17,723	18,063

Earnings per common share:
Basic	$0.64	$0.64
Diluted	$0.63	$0.60

Weighted average shares outstanding:
Basic	27,498	28,124
Diluted	27,970	30,544

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended March 31, 2019
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2018	27,516,218	$301	$330,517	$580,992	$(56,507)	$855,303
Net income	—	—	—	17,723	—	17,723
Stock options exercised	136,740	—	(550)	—	2,978	2,428
Stock-based compensation expense	—	—	912	—	—	912
Repurchase of common shares	(201,088)	—	—	—	(5,150)	(5,150)
Deferral of executive and director compensation	—	—	246	—	—	246
Executive and director deferred compensation distributions	116,956	—	(2,545)	—	2,545	—
Balance at March 31, 2019	27,568,826	$301	$328,580	$598,715	$(56,134)	$871,462

	Three Months Ended March 31, 2018
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2017	27,856,752	$295	$306,483	$473,329	$(32,809)	$747,298
Net income	—	—	—	18,063	—	18,063
Common share issuance for conversion of convertible notes	628,515	6	20,303	—	—	20,309
Stock options exercised	24,220	—	(56)	—	482	426
Stock-based compensation expense	—	—	1,039	—	—	1,039
Deferral of executive and director compensation	—	—	185	—	—	185
Executive and director deferred compensation distributions	61,366	—	(2,174)	—	1,219	(955)
Balance at March 31, 2018	28,570,853	$301	$325,780	$491,392	$(31,108)	$786,365

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
OPERATING ACTIVITIES:
Net income	$17,723	$18,063
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in loss (income) from joint venture arrangements	121	(310)
Mortgage loan originations	(251,200)	(235,481)
Proceeds from the sale of mortgage loans	299,823	297,125
Fair value adjustment of mortgage loans held for sale	1,363	(676)
Capitalization of originated mortgage servicing rights	(803)	(1,066)
Amortization of mortgage servicing rights	300	297
Depreciation	2,841	2,570
Amortization of debt discount and debt issue costs	676	782
Gain on sale of mortgage servicing rights	—	(1,224)
Stock-based compensation expense	912	1,039
Deferred income tax expense	335	335
Change in assets and liabilities:
Inventory	(60,737)	(70,119)
Other assets	2,225	(7,229)
Accounts payable	1,424	(8,914)
Customer deposits	4,281	6,790
Accrued compensation	(24,835)	(22,454)
Other liabilities	(17,082)	(11,942)
Net cash used in operating activities	(22,633)	(32,414)

INVESTING ACTIVITIES:
Purchase of property and equipment	(460)	(130)
Acquisition	—	(100,763)
Investment in joint venture arrangements	(6,041)	(1,890)
Proceeds from sale of mortgage servicing rights	—	6,335
Net cash used in investing activities	(6,501)	(96,448)

FINANCING ACTIVITIES:
Repayment of convertible senior subordinated notes due 2018	—	(65,941)
Proceeds from bank borrowings - homebuilding operations	218,100	233,500
Repayment of bank borrowings - homebuilding operations	(116,700)	(71,200)
Net repayment of bank borrowings - financial services operations	(49,142)	(65,484)
Principal repayment of notes payable - other and community development district bond obligations	—	(565)
Repurchase of common shares	(5,150)	—
Proceeds from exercise of stock options	2,428	426
Net cash provided by financing activities	49,536	30,736
Net increase (decrease) in cash, cash equivalents and restricted cash	20,402	(98,126)
Cash, cash equivalents and restricted cash balance at beginning of period	21,529	151,703
Cash, cash equivalents and restricted cash balance at end of period	$41,931	$53,577

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$14,460	$13,905
Income taxes	$362	$122

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(664)	$(550)
Consolidated inventory not owned	$(3,388)	$(3,346)
Distribution of single-family lots from joint venture arrangements	$1,054	$659
Common stock issued for conversion of convertible notes	$—	$20,309

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The financial statements include the accounts of the Company. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated joint ventures, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2018 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), which requires organizations that lease assets - referred to as “lessees” - to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for all lease agreements. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities will be expanded to include qualitative and specific quantitative information. For publicly traded companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

Following the issuance of ASU 2016-02, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”), ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), and ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements (“ASU 2018-20”). In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements (“ASU 2019-01”) which clarifies how to apply certain aspects of the new lease standard as discussed in more detail below. These ASUs do not change the core principle of the guidance stated in ASU 2016-02, but are instead intended to clarify and improve the operability of certain topics addressed by ASU 2016-02 and provide practical expedients for certain aspects of the guidance to aid companies in transition. These additional ASUs have the same effective date and transition requirements as ASU 2016-02.

We adopted ASU 2016-02 and the subsequently issued ASUs identified above on January 1, 2019 using the additional modified retrospective transition method in accordance with ASU 2018-11, which includes a cumulative catch-up in retained earnings on the initial date of adoption (i.e., the initial date of adoption method). The adoption of the new lease standard did not have any impact on our retained earnings. At January 1, 2019, we recognized Operating Right-of-Use (“ROU”) Assets and Operating Lease Liabilities of $20.9 million on our Unaudited Condensed Consolidated Balance Sheets. As a result of adopting the standard, we added certain internal controls to our control framework and ensured that these controls were designed and operating as part of the implementation process. See Note 15 to the Company’s financial statements for the additional expanded disclosures required by the new standard.
Impact of New Accounting Standards
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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”). ASU 2018-15 requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. The guidance may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption. For publicly traded companies, ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the effect that this guidance will have on our consolidated financial statements and disclosures.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements (“ASU 2019-01”), which provides clarification on implementation issues associated with adopting ASU 2016-02. The implementation issues noted in ASU 2019-01 include determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. We applied the guidance on January 1, 2019, the date we adopted ASU 2016-02. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

Significant Accounting Policies

We believe that there have been no significant changes to our significant accounting policies during the quarter ended March 31, 2019 as compared to those disclosed in our 2018 Form 10-K, other than the changes described below.
Leases
The Company leases certain office space and model homes under operating leases with remaining terms of one to six years.  The Company sells model homes to investors with the express purpose of leasing the homes back as sales models for a specified period of time.  Under ASC 842, the Company records the sale of the model home and the profit on the sale at the time of the home delivery.

The Company determines if an arrangement is a lease at inception when the arrangement transfers the right to control the use of an identified asset to the Company. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make payments arising from the lease agreement. The Company has operating leases, but does not have any financing leases.

Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The lease term may include an option to extend or terminate a lease when it is reasonably certain that the option will be exercised. The exercise of these lease renewal options is generally at our discretion.  The operating lease ROU assets include any lease payments made in advance and exclude any lease incentives. Lease payments include both lease and non-lease components as a single lease component. Lease expense is recognized on a straight-line basis over the lease term. The expense recognition pattern for our leases remained substantially unchanged as a result of the adoption of ASC 842. Variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are expensed as incurred. Short-term leases include leases with terms of less than one year without renewal options that are reasonably certain to be exercised and are recognized on a straight-line basis over the lease term. Due to our election of the practical expedient, leases with an initial term of twelve months or less are not recorded on the balance sheet. As the rate implicit in our leases is not readily determinable, the Company uses its estimated incremental borrowing rate at the commencement date in determining the present value of the lease payments. We give consideration to our recent debt issuances as well as to the current rate available under our Credit Facility (defined below) when calculating our incremental borrowing rate. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. See Note 15 to our financial statements for further discussion.

NOTE 2. Inventory and Capitalized Interest
Inventory
Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land is impaired, at which point the inventory is written down to fair value (see Note 4 to our financial statements for additional details relating to our procedures for evaluating our inventories for impairment). Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction, and common costs that benefit the entire community, less impairments, if any.
A summary of the Company’s inventory as of March 31, 2019 and December 31, 2018 is as follows:

(In thousands)	March 31, 2019	December 31, 2018
Single-family lots, land and land development costs	$807,324	$778,943
Land held for sale	8,732	12,633
Homes under construction	760,756	730,390
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2019 - $13,568; December 31, 2018 - $13,441)	92,942	87,132
Community development district infrastructure	11,728	12,392
Land purchase deposits	33,386	33,662
Consolidated inventory not owned	15,920	19,308
Total inventory	$1,730,788	$1,674,460

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of March 31, 2019 and December 31, 2018, we had 1,278 homes (with a carrying value of $270.0 million) and 1,443 homes (with a carrying value of $311.0 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $11.7 million and $12.4 million liability related to these CDD bond obligations as of March 31, 2019 and December 31, 2018, respectively, along with the related inventory infrastructure.

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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Capitalized interest, beginning of period	$20,765	$17,169
Interest capitalized to inventory	6,134	5,959
Capitalized interest charged to land and housing costs and expenses	(5,393)	(4,864)
Capitalized interest, end of period	$21,506	$18,264

Interest incurred	$12,926	$11,837

NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During the three-month period ended March 31, 2019, we increased our total investment in such joint venture arrangements by $4.9 million from $35.9 million at December 31, 2018 to $40.7 million at March 31, 2019, which was driven primarily by our cash investments in our joint venture arrangements during the first quarter of 2019 of $6.0 million, offset, in part, by our increased lot distributions from joint venture arrangements of $1.1 million.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of March 31, 2019 is the amount invested of $40.7 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets, although we expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company’s ownership in these LLCs as of both March 31, 2019 and December 31, 2018 ranged from 25% to 97%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC.
Variable Interest Entities
With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our consolidated financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. See Note 1, “Summary of Significant Accounting Policies - Variable Interest Entities” in the Company’s 2018 Form 10-K for additional information regarding the Company’s methodology for evaluating entities for consolidation.
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the Company’s 2018 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both March 31, 2019 and December 31, 2018, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The table below shows the notional amounts of our financial instruments at March 31, 2019 and December 31, 2018:

Description of Financial Instrument (in thousands)	March 31, 2019	December 31, 2018
Whole loan contracts and related committed IRLCs	$4,287	$5,823
Uncommitted IRLCs	111,399	76,117
FMBSs related to uncommitted IRLCs	110,000	83,000
Whole loan contracts and related mortgage loans held for sale	6,325	14,285
FMBSs related to mortgage loans held for sale	111,000	150,000
Mortgage loans held for sale covered by FMBSs	111,510	149,980

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at March 31, 2019 and December 31, 2018:

Description of Financial Instrument (in thousands)	Fair Value Measurements March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$119,665	$—	$119,665	$—
Forward sales of mortgage-backed securities	(1,371)	—	(1,371)	—
Interest rate lock commitments	964	—	964	—
Whole loan contracts	(157)	—	(157)	—
Total	$119,101	$—	$119,101	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$169,651	$—	$169,651	$—
Forward sales of mortgage-backed securities	(3,305)	—	(3,305)	—
Interest rate lock commitments	989	—	989	—
Whole loan contracts	(154)	—	(154)	—
Total	$167,181	$—	$167,181	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Description (in thousands)	2019	2018
Mortgage loans held for sale	$(1,363)	$675
Forward sales of mortgage-backed securities	1,934	(302)
Interest rate lock commitments	(42)	705
Whole loan contracts	14	(83)
Total gain recognized	$543	$995

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	March 31, 2019		March 31, 2019
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$1,371
Interest rate lock commitments	Other assets	964	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	157
Total fair value measurements		$964		$1,528

	Asset Derivatives		Liability Derivatives
	December 31, 2018		December 31, 2018
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$3,305
Interest rate lock commitments	Other assets	989	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	154
Total fair value measurements		$989		$3,459
Assets Measured on a Non-Recurring Basis
Inventory. The Company assesses inventory for recoverability on a quarterly basis based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. Determining the fair value of a community’s inventory involves a number of variables, estimates and projections, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Inventory” in the Company’s 2018 Form 10-K for additional information regarding the Company’s methodology for determining fair value.

The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three months ended March 31, 2019 and 2018, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the Company’s 2018 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three months ended March 31, 2019 and 2018, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
Asset Held For Sale.  The Company measures assets held for sale at fair value on a nonrecurring basis and records impairment charges when the assets are deemed to be impaired. Assets held for sale are reported at the lower of cost or fair value. Cost to sell are accrued separately. Our home office building in Columbus, Ohio met the held for sale classification criteria for the period ended September 30, 2018 as it was being actively marketed. The carrying value of the building as of March 31, 2019 was $5.6 million. The Company estimated the fair value of the building using the market values for similar properties, and the building was considered a Level 2 asset as defined in ASC 820, “Fair Value Measurements.” During the three months ended March 31, 2019, the Company did not record any impairment charges on its asset held for sale.
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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

	March 31, 2019		December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$41,931	$41,931	$21,529	$21,529
Mortgage loans held for sale	119,665	119,665	169,651	169,651
Split dollar life insurance policies	206	206	206	206
Commitments to extend real estate loans	964	964	989	989
Liabilities:
Notes payable - homebuilding operations	218,800	218,800	117,400	117,400
Notes payable - financial services operations	104,026	104,026	153,168	153,168
Notes payable - other	5,937	5,186	5,938	5,112
Senior notes due 2021 (a)	300,000	303,375	300,000	298,500
Senior notes due 2025 (a)	250,000	239,375	250,000	228,750
Whole loan contracts for committed IRLCs and mortgage loans held for sale	157	157	154	154
Forward sales of mortgage-backed securities	1,371	1,371	3,305	3,305
Off-Balance Sheet Financial Instruments:
Letters of credit	—	1,375	—	944

(a)
Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at March 31, 2019 and December 31, 2018:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Whole loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2021 and Senior Notes due 2025. The fair value of these financial instruments was determined based upon market quotes at March 31, 2019 and December 31, 2018. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policy and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended March 31, 2019 under the Company’s $500 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the one-month LIBOR rate plus a margin of 250 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC (“M/I Financial”) is a party to two credit agreements: (1) a $125 million secured mortgage warehousing agreement, dated June 24, 2016, as amended (the “MIF Mortgage Warehousing Agreement”); and (2) a $50 million mortgage repurchase agreement, dated October 30, 2017, as amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the first quarter of 2019 fluctuated with LIBOR. See Note 8 to our financial statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.

Letters of Credit. Letters of credit of $59.3 million and $52.7 million represent potential commitments at March 31, 2019 and December 31, 2018, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $79.6 million and $63.6 million were covered under these guarantees as of March 31, 2019 and December 31, 2018, respectively.  The increase in loans covered by these guarantees from December 31, 2018 is a result of a change in the mix of investors and their related purchase terms.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at March 31, 2019, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $0.9 million and $0.6 million at March 31, 2019 and December 31, 2018, respectively.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of both March 31, 2019 and December 31, 2018, the total of all loans indemnified to third party insurers relating to the above agreements was $1.0 million. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company recorded a liability relating to the guarantees described above totaling $0.6 million at both March 31, 2019 and December 31, 2018, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
NOTE 6. Commitments and Contingencies
Warranty
We use subcontractors for nearly all aspects of home construction. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. As such, we record warranty reserves to cover our exposure to the costs for materials and labor not expected to be covered by our subcontractors to the extent they relate to warranty-type claims. Warranty reserves are established by charging cost of sales and crediting a warranty reserve for each home delivered. Warranty reserves are recorded for warranties under our Home Builder’s Limited Warranty (“HBLW”), and our 30-year (offered on all homes sold after April 25, 1998 and on or before December 1, 2015 in all of our markets except our Texas markets), 15-year (offered on all homes sold after December 1, 2015 in all of our markets except our Texas markets) or 10-year (offered on all homes sold in our Texas markets) transferable structural warranty, in Other Liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets.
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
A summary of warranty activity for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Warranty reserves, beginning of period	$26,459	$26,133
Warranty expense on homes delivered during the period	2,840	2,542
Changes in estimates for pre-existing warranties	178	(91)
Charges related to stucco-related claims (a)	—	—
Settlements made during the period	(4,257)	(4,283)
Warranty reserves, end of period	$25,220	$24,301

(a)	These amounts represent charges for stucco-related repair costs net of recoveries from insurers during the period.
We have received claims related to stucco installation from homeowners in certain of our communities in our Tampa and Orlando, Florida markets and have been named as a defendant in legal proceedings initiated by certain of such homeowners. These claims primarily relate to homes built prior to 2014 which have second story elevations with frame construction.

During the first quarter of 2019, we did not record any additional warranty charges or receive any additional recoveries for stucco-related repair costs. At March 31, 2019, the remaining reserve for (1) homes in our Florida communities that we have identified as needing repair but have not yet completed the repair and (2) estimated repair costs for homes in our Florida communities that we have not yet identified as needing repair but that may require repair in the future included within our warranty reserve was $5.7 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of March 31, 2019. Our remaining stucco-related reserve is gross of any recoveries. Stucco-related recoveries are recorded in the period the reimbursement is received.
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
We continue to investigate the extent to which we may be able to further recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of March 31, 2019, we are unable to estimate any additional amount that we believe is probable of recovery from these sources and, as noted above, we have not recorded a receivable for recoveries nor included an estimated amount of recoveries in determining our stucco-related warranty reserve.

Performance Bonds and Letters of Credit

At March 31, 2019, the Company had outstanding approximately $224.2 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2026. Included in this total are: (1) $158.2 million of performance and maintenance bonds and $50.1 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $9.2 million of financial letters of credit, of which $8.8 million represent deposits on land and lot purchase agreements; and (3) $6.7 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At March 31, 2019, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $597.8 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters

In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At both March 31, 2019 and December 31, 2018, we had $0.4 million reserved for legal expenses.
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
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. In connection with the Company’s acquisition of the homebuilding assets and operations of Pinnacle Homes in Detroit, Michigan described above, the Company recorded goodwill of $16.4 million, which is included as Goodwill in our Consolidated Balance Sheets. This amount was based on the estimated fair values of the acquired assets and liabilities at the date of the acquisition in accordance with ASC 350.

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis during the fourth quarter of 2018, and as no indicators for impairment existed at December 31, 2018, no impairment was recorded. In addition, no indicators for impairment existed at March 31, 2019.
NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides an aggregate commitment amount of $500 million, including a $125 million sub-facility for letters of credit. The Credit Facility expires on July 18, 2021. Interest on amounts borrowed under the Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of the one-month LIBOR rate plus a margin of 250 basis points. The margin is subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio. The Credit Facility also contains certain financial covenants. At March 31, 2019, the Company was in compliance with all financial covenants of the Credit Facility.

The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $654.1 million of availability for additional senior debt at March 31, 2019. As a result, the full $500 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At March 31, 2019, there were $218.8 million of borrowings outstanding and $59.3 million of letters of credit outstanding, leaving net remaining borrowing availability of $221.9 million.
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
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $125 million, which increased to $160 million during certain periods of expected increases in the volume of mortgage originations, specifically from September 25, 2018 to October 15, 2018 and from November 15, 2018 to February 4, 2019. The MIF Mortgage Warehousing Agreement expires on June 21, 2019. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the floating LIBOR rate plus a spread of 200 basis points. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At March 31, 2019, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $50 million which increased to $65 million during certain periods of expected increases in the volume of mortgage originations, specifically from November 15, 2018 through February 1, 2019. The MIF Mortgage Repurchase Facility expires on October 28, 2019. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 200 or 225 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At March 31, 2019, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At March 31, 2019 and December 31, 2018, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $175.0 million and $225.0 million, respectively. At March 31, 2019 and December 31, 2018, M/I Financial had $104.0 million and $153.2 million outstanding on a combined basis under its credit facilities, respectively.
Senior Notes
As of both March 31, 2019 and December 31, 2018, we had $250.0 million of our 2025 Senior Notes outstanding. The 2025 Senior Notes bear interest at a rate of 5.625% per year, payable semiannually in arrears on February 1 and August 1 of each year (commencing on February 1, 2018), and mature on August 1, 2025. We may redeem all or any portion of the 2025 Senior Notes on or after August 1, 2020 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 104.219% of the principal amount outstanding, but will decline to 102.813% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2021, will further decline to 101.406% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2022 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after August 1, 2023, but prior to maturity.
As of both March 31, 2019 and December 31, 2018, we had $300.0 million of our 2021 Senior Notes outstanding. The 2021 Senior Notes bear interest at a rate of 6.75% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2021. As of January 15, 2019, we may redeem all or any portion of the 2021 Senior Notes at 101.688% of the principal amount outstanding. This rate declines to 100.000% of the principal amount outstanding if redeemed on or after January 15, 2020, but prior to maturity.
The 2025 Senior Notes and the 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes. As of March 31, 2019, the Company was in compliance with all terms, conditions, and covenants under the indentures.
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
The indenture governing our 2025 Senior Notes and the indenture governing the 2021 Senior Notes limit our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures. In each case, the “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $217.1 million and $215.2 million at March 31, 2019 and December 31, 2018, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $5.9 million as of both March 31, 2019 and December 31, 2018, which are comprised of notes payable acquired in the normal course of business.

NOTE 9. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2019	2018
NUMERATOR
Net income	$17,723	$18,063
Interest on 3.00% convertible senior subordinated notes due 2018 (a)	—	410
Diluted income available to common shareholders	$17,723	$18,473
DENOMINATOR
Basic weighted average shares outstanding	27,498	28,124
Effect of dilutive securities:
Stock option awards	244	466
Deferred compensation awards	228	211
3.00% convertible senior subordinated notes due 2018 (a)	—	1,743
Diluted weighted average shares outstanding - adjusted for assumed conversions	27,970	30,544
Earnings per common share:
Basic	$0.64	$0.64
Diluted	$0.63	$0.60
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	606	—

(a)
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

For the three months ended March 31, 2018, the effect of our convertible debt then outstanding was included in the diluted earnings per share calculations.
NOTE 10. Income Taxes
During both the three months ended March 31, 2019 and 2018, the Company recorded a tax provision of $5.8 million, which reflects income tax expense related to the periods’ income before income taxes. The effective tax rate for the three months ended March 31, 2019 and 2018 was 24.5% and 24.3%, respectively.
The Company had $2.2 million of state NOL carryforwards, net of the federal benefit, at March 31, 2019. Our state NOLs may be carried forward from one to 15 years, depending on the tax jurisdiction, with $0.8 million expiring between 2022 and 2027 and $1.4 million expiring between 2028 and 2032, absent sufficient state taxable income.
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
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Chicago, Illinois	Orlando, Florida	Charlotte, North Carolina
Cincinnati, Ohio	Sarasota, Florida	Raleigh, North Carolina
Columbus, Ohio	Tampa, Florida	Washington, D.C. (a)
Indianapolis, Indiana	Austin, Texas
Minneapolis/St. Paul, Minnesota	Dallas/Fort Worth, Texas
Detroit, Michigan	Houston, Texas
San Antonio, Texas

(a)	During the first quarter of 2019, the Company decided to wind down its Washington, D.C. operations, which the Company expects to substantially complete within one year.

The following table shows, by segment: revenue, operating income and interest expense for the three months ended March 31, 2019 and 2018, as well as the Company’s income before income taxes for such periods:

	Three Months Ended March 31,
(In thousands)	2019	2018
Revenue:
Midwest homebuilding	$200,362	$158,620
Southern homebuilding	208,544	190,388
Mid-Atlantic homebuilding	60,420	73,823
Financial services (a)	11,783	15,026
Total revenue	$481,109	$437,857

Operating income:
Midwest homebuilding (b)	$16,535	$12,217
Southern homebuilding	15,392	14,850
Mid-Atlantic homebuilding	2,202	2,592
Financial services (a)	5,695	9,540
Less: Corporate selling, general and administrative expense	(9,432)	(8,058)
Total operating income (b)	$30,392	$31,141

Interest expense:
Midwest homebuilding	$2,481	$2,066
Southern homebuilding	2,629	2,287
Mid-Atlantic homebuilding	939	756
Financial services (a)	743	769
Total interest expense	$6,792	$5,878

Equity in loss (income) from joint venture arrangements	121	(310)
Acquisition and integration costs (c)	—	1,700

Income before income taxes	$23,479	$23,873

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

(b)
Includes $0.4 million and $0.9 million of charges related to purchase accounting adjustments taken during the three months ended March 31, 2019 and 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

The following tables show total assets by segment at March 31, 2019 and December 31, 2018:

	March 31, 2019
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$5,306	$22,467		$5,613	$—		$33,386
Inventory (a)	693,483	764,217		239,702	—		1,697,402
Investments in joint venture arrangements	1,649	14,426		24,661	—		40,736
Other assets (d)	38,146	49,323	(b)	14,340	198,445	(c)	300,254
Total assets	$738,584	$850,433		$284,316	$198,445		$2,071,778

	December 31, 2018
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$5,725	$21,758		$6,179	$—		$33,662
Inventory (a)	696,057	717,248		227,493	—		1,640,798
Investments in joint venture arrangements	1,562	14,263		20,045	—		35,870
Other assets	19,524	32,161	(b)	10,925	248,641	(c)	311,251
Total assets	$722,868	$785,430		$264,642	$248,641		$2,021,581

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

(c)	Includes asset held for sale for $5.6 million.

(d)	Includes $20.6 million of operating lease right-of-use assets recorded as a result of the adoption of ASU 2016-02 on January 1, 2019. See Note 1 and Note 15 for further information.
NOTE 12. Supplemental Guarantor Information
The Company’s obligations under the 2025 Senior Notes and the 2021 Senior Notes are not guaranteed by all of the Company’s subsidiaries and, therefore, the Company has disclosed condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The Guarantor Subsidiaries of the 2025 Senior Notes and the 2021 Senior Notes are the same.
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
As of March 31, 2019, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$469,326	$11,783	$—	$481,109
Costs and expenses:
Land and housing	—	388,467	—	—	388,467
General and administrative	—	24,433	6,266	—	30,699
Selling	—	31,551	—	—	31,551
Equity in loss from joint venture arrangements	—	—	121	—	121
Interest	—	6,049	743	—	6,792
Total costs and expenses	—	450,500	7,130	—	457,630

Income before income taxes	—	18,826	4,653	—	23,479

Provision for income taxes	—	4,755	1,001	—	5,756

Equity in subsidiaries	17,723	—	—	(17,723)	—

Net income	$17,723	$14,071	$3,652	$(17,723)	$17,723

	Three Months Ended March 31, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$422,831	$15,026	$—	$437,857
Costs and expenses:
Land and housing	—	348,702	—	—	348,702
General and administrative	—	22,171	5,780	—	27,951
Selling	—	30,063	—	—	30,063
Acquisition and integration costs	—	1,700	—	—	1,700
Equity in income from joint venture arrangements	—	—	(310)	—	(310)
Interest	—	5,108	770	—	5,878
Total costs and expenses	—	407,744	6,240	—	413,984

Income before income taxes	—	15,087	8,786	—	23,873

Provision for income taxes	—	3,906	1,904	—	5,810

Equity in subsidiaries	18,063	—	—	(18,063)	—

Net income	$18,063	$11,181	$6,882	$(18,063)	$18,063

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$26,882	$15,049	$—	$41,931
Mortgage loans held for sale	—	—	119,665	—	119,665
Inventory	—	1,730,788	—	—	1,730,788
Property and equipment - net	—	27,536	856	—	28,392
Investment in joint venture arrangements	—	38,209	2,527	—	40,736
Operating lease right-of-use assets	—	17,174	3,429	—	20,603
Deferred income tax asset	—	13,146	—	—	13,146
Investment in subsidiaries	831,528	—	—	(831,528)	—
Intercompany assets	582,698	—	—	(582,698)	—
Goodwill	—	16,400	—	—	16,400
Other assets	2,098	47,521	10,498	—	60,117
TOTAL ASSETS	$1,416,324	$1,917,656	$152,024	$(1,414,226)	$2,071,778

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$132,645	$290	$—	$132,935
Customer deposits	—	36,336	—	—	36,336
Operating lease liabilities	—	17,174	3,429	—	20,603
Intercompany liabilities	—	579,402	3,296	(582,698)	—
Other liabilities	—	103,768	5,401	—	109,169
Community development district obligations	—	11,728	—	—	11,728
Obligation for consolidated inventory not owned	—	15,920	—	—	15,920
Notes payable bank - homebuilding operations	—	218,800	—	—	218,800
Notes payable bank - financial services operations	—	—	104,026	—	104,026
Notes payable - other	—	5,937	—	—	5,937
Senior notes due 2021 - net	298,160	—	—	—	298,160
Senior notes due 2025 - net	246,702	—	—	—	246,702
TOTAL LIABILITIES	544,862	1,121,710	116,442	(582,698)	1,200,316

SHAREHOLDERS’ EQUITY	871,462	795,946	35,582	(831,528)	871,462

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,416,324	$1,917,656	$152,024	$(1,414,226)	$2,071,778

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$5,554	$15,975	$—	$21,529
Mortgage loans held for sale	—	—	169,651	—	169,651
Inventory	—	1,674,460	—	—	1,674,460
Property and equipment - net	—	28,485	910	—	29,395
Investment in joint venture arrangements	—	33,297	2,573	—	35,870
Deferred income tax asset	—	13,482	—	—	13,482
Investment in subsidiaries	817,986	—	—	(817,986)	—
Intercompany assets	579,447	—	—	(579,447)	—
Goodwill	—	16,400	—	—	16,400
Other assets	2,325	47,738	10,731	—	60,794
TOTAL ASSETS	$1,399,758	$1,819,416	$199,840	$(1,397,433)	$2,021,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$131,089	$422	$—	$131,511
Customer deposits	—	32,055	—	—	32,055
Intercompany liabilities	—	578,498	949	(579,447)	—
Other liabilities	—	140,860	9,191	—	150,051
Community development district obligations	—	12,392	—	—	12,392
Obligation for consolidated inventory not owned	—	19,308	—	—	19,308
Notes payable bank - homebuilding operations	—	117,400	—	—	117,400
Notes payable bank - financial services operations	—	—	153,168	—	153,168
Notes payable - other	—	5,938	—	—	5,938
Senior notes due 2021 - net	297,884	—	—	—	297,884
Senior notes due 2025 - net	246,571	—	—	—	246,571
TOTAL LIABILITIES	544,455	1,037,540	163,730	(579,447)	1,166,278

SHAREHOLDERS’ EQUITY	855,303	781,876	36,110	(817,986)	855,303

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,399,758	$1,819,416	$199,840	$(1,397,433)	$2,021,581

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$4,180	$(72,925)	$50,292	$(4,180)	$(22,633)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(427)	(33)	—	(460)
Intercompany investing	(1,458)	—	—	1,458	—
Investments in and advances to joint venture arrangements	—	(5,928)	(113)	—	(6,041)
Net cash (used in) provided by investing activities	(1,458)	(6,355)	(146)	1,458	(6,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	218,100	—	—	218,100
Principal repayments of bank borrowings - homebuilding operations	—	(116,700)	—	—	(116,700)
Net repayments of bank borrowings - financial services operations	—	—	(49,142)	—	(49,142)
Proceeds from exercise of stock options	2,428	—	—	—	2,428
Intercompany financing	—	(792)	2,250	(1,458)	—
Repurchase of common shares	(5,150)	—	—	—	(5,150)
Dividends paid	—	—	(4,180)	4,180	—
Net cash (used in) provided by financing activities	(2,722)	100,608	(51,072)	2,722	49,536

Net increase (decrease) in cash, cash equivalents and restricted cash	—	21,328	(926)	—	20,402
Cash, cash equivalents and restricted cash balance at beginning of period	—	5,554	15,975	—	21,529
Cash, cash equivalents and restricted cash balance at end of period	$—	$26,882	$15,049	$—	$41,931

	Three Months Ended March 31, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$2,750	$(96,116)	$63,702	$(2,750)	$(32,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(95)	(35)	—	(130)
Acquisition, net of cash acquired	—	(100,763)	—	—	(100,763)
Intercompany Investing	(3,176)	—	—	3,176	—
Investments in and advances to joint venture arrangements	—	(1,327)	(563)	—	(1,890)
Proceeds from the sale of mortgage servicing rights	—	—	6,335	—	6,335
Net cash (used in) provided by investing activities	(3,176)	(102,185)	5,737	3,176	(96,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible senior subordinated notes due 2018	—	(65,941)	—	—	(65,941)
Proceeds from bank borrowings - homebuilding operations	—	233,500	—	—	233,500
Principal repayments of bank borrowings - homebuilding operations	—	(71,200)	—	—	(71,200)
Net repayments of bank borrowings - financial services operations	—	—	(65,484)	—	(65,484)
Principal repayments of notes payable - other and CDD bond obligations	—	(565)	—	—	(565)
Intercompany financing	—	1,401	1,775	(3,176)	—
Dividends paid	—	—	(2,750)	2,750	—
Proceeds from exercise of stock options	426	—	—	—	426
Net cash provided by (used in) financing activities	426	97,195	(66,459)	(426)	30,736

Net (decrease) increase in cash, cash equivalents and restricted cash	—	(101,106)	2,980	—	(98,126)
Cash, cash equivalents and restricted cash balance at beginning of period	—	131,522	20,181	—	151,703
Cash, cash equivalents and restricted cash balance at end of period	$—	$30,416	$23,161	$—	$53,577

NOTE 13. Share Repurchase Program
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. During the quarter ended March 31, 2019, the Company repurchased 0.2 million outstanding common shares at an aggregate purchase price of $5.2 million under the 2018 Share Repurchase Program. As of March 31, 2019, the Company has repurchased 1.3 million outstanding common shares at an aggregate purchase price of $30.9 million under the 2018 Share Repurchase Program and $19.1 million remains available for repurchases under the 2018 Share Repurchase Program. The timing, amount and other terms and conditions of any additional repurchases under the 2018 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, corporate considerations, general market and economic conditions and legal requirements. The 2018 Share Repurchase Program does not have an expiration date and the Board may modify, discontinue or suspend it at any time.

NOTE 14. Revenue Recognition
Revenue from the sale of a home and revenue from the sale of land to third parties are recognized in the financial statements on the date of closing if delivery has occurred, title has passed, all performance obligations have been met (see the definition of performance obligations below), and control of the home or land is transferred to the buyer in an amount that reflects the consideration we expect to be entitled to in exchange for the home or land.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of our contracts to sell homes have a single performance obligation as the promise to transfer the home is not separately identifiable from other promises in the contract and, therefore, not distinct. Although our third party land contracts may include multiple performance obligations, the revenue we expect to recognize in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material.

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within general, selling and administrative expenses as part of our sales and marketing expenses. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The following table presents our revenues disaggregated by geography:

	Three Months Ended March 31,
(Dollars in thousands)	2019 (a)	2018

Midwest homebuilding	$200,362	$158,620
Southern homebuilding	208,544	190,388
Mid-Atlantic homebuilding	60,420	73,823
Financial services (b)	11,783	15,026
Total revenue	$481,109	$437,857

(a)	As noted above, prior period amounts have not been adjusted under the cumulative catch-up transition method.

(b)
Revenues include hedging losses of $3.4 million and hedging gains of $3.0 million for the three months ended March 31, 2019 and 2018, respectively. Hedging gains and losses do not represent revenues recognized from contracts with customers.

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended March 31,
(Dollars in thousands)	2019 (a)	2018

Housing	$466,308	$418,424
Land sales	3,018	4,407
Financial services (b)	11,783	15,026
Total revenue	$481,109	$437,857

(a)	As noted above, prior period amounts have not been adjusted under the cumulative catch-up transition method.

(b)
Revenues include hedging losses of $3.4 million and hedging gains of $3.0 million for the three months ended March 31, 2019 and 2018, respectively. Hedging gains and losses do not represent revenues recognized from contracts with customers.

NOTE 15. Operating Leases
On January 1, 2019, the Company adopted ASC 842 “Leases” using the initial date of adoption method (as defined in Note 1 above), whereby the adoption does not impact any periods prior to 2019. The Company recorded an operating ROU asset and an operating lease liability of $20.9 million on its Unaudited Condensed Consolidated Balance Sheets upon adoption. The Company elected to adopt the package of practical expedients and, accordingly, did not reassess any previously expired or existing arrangements and related classification under ASC 840. See Note 1 for further discussion on the Company’s lease accounting policy and the adoption of other practical expedients.

As of March 31, 2019, the Company has additional operating leases, which have not yet commenced, of approximately $25 million. This balance relates primarily to a new ten-year renewable lease for our corporate headquarters expected to commence in 2020.

During the first quarter of 2019, the Company increased both its operating ROU asset and operating lease liability by $1.0 million as a result of additional leases commencing during the quarter. Partially offsetting this, the Company’s operating ROU asset and operating lease liability reduced by $1.3 million (which is recorded within our Unaudited Condensed Consolidated Statement of Cash Flows in the change in Other Assets and Other Liabilities) as a result of ROU asset amortization and periodic lease expense. As of March 31, 2019, the Company’s ROU asset and operating lease liability had a balance of $20.6 million on its Unaudited Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2019, the Company had the following:

(Dollars in thousands)

Operating lease expense	$1,545
Variable lease expense	405
Short-term lease expense	418
Total lease expense	$2,368

Weighted-average remaining lease term	4.4 years
Weighted-average discount rate	5.0%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2019:

(Dollars in thousands)

4/1/2019 - 12/31/2019	$4,556
2020	5,325
2021	4,610
2022	4,020
2023	2,769
Thereafter	1,797
Total lease payments	23,077
Less: Imputed interest	(2,474)
Total operating lease liability	$20,603

At December 31, 2018, under ASC 840, the future minimum rental commitments totaled $22.5 million under non-cancelable operating leases with initial terms in excess of one year as follows:  2019 - $5.5 million; 2020 - $4.4 million; 2021 - $4.1 million; 2022 - $3.8 million; 2023 - $2.8 million; and $1.9 million thereafter.

NOTE 16. Stock-Based Compensation
At our 2018 Annual Meeting of Shareholders, our shareholders approved the M/I Homes, Inc. 2018 Long-Term Incentive Plan (the “2018 LTIP”), an equity compensation plan. The 2018 LTIP is administered by the Compensation Committee of our Board of Directors. Under the 2018 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards – awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of the common shares, and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the plan authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 2,250,000 common shares, of which 1,734,993 remain available for grant at March 31, 2019.
The 2018 LTIP replaced the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the “2009 LTIP”), which we terminated immediately following our 2018 Annual Meeting of Shareholders. The 2009 LTIP replaced the 1993 Stock Incentive Plan as Amended (the “1993 Plan”), which expired by its terms on April 22, 2009. Awards outstanding under the 2009 LTIP Plan remain in effect in accordance with their respective terms.
Stock Options
On February 19, 2019, the Company awarded certain of its employees 403,500 (in the aggregate) nonqualified stock options at an exercise price of $27.62 (the closing price of our common shares on the New York Stock Exchange on such date) and a fair value of $9.06 that vest ratably over a five-year period. Total stock-based compensation expense related to stock option awards that has been charged against income relating to the 2009 LTIP was $0.9 million for both the three months ended March 31, 2019 and 2018.  As of March 31, 2019, there was a total of $10.4 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 2.3 years.
Performance Share Unit Awards
On February 19, 2019, February 15, 2018 and February 8, 2017, the Company awarded its executive officers (in the aggregate) a target number of performance share units (“PSU’s”) equal to 53,692, 46,444 and 57,110 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”). The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative pre-tax income from operations, excluding extraordinary items, as defined in the underlying award agreements with the executive officers, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $27.62 and $32.52 for the 2019 PSU’s, respectively, $31.93 and $33.57 for the 2018 PSU’s, respectively, and $23.34 and $19.69 for the 2017 PSU’s, respectively. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized less than $0.1 million in stock-based compensation expense during the first quarter of 2019 related to the Market Condition portion of the 2019, 2018 and 2017 PSU awards. There was a total of $0.3 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2019, 2018 and 2017 PSU awards as of March 31, 2019.
For the portion of the PSU’s subject to the Performance Condition, we recognize stock-based compensation expense on a straight-line basis over the Performance Period based on the probable outcome of the related Performance Condition. Otherwise, stock-based compensation expense recognition is deferred until probability is attained and a cumulative stock-based compensation expense adjustment is recorded and recognized ratably over the remaining service period. The Company reassesses the probability of the satisfaction of the Performance Condition on a quarterly basis, and stock-based compensation expense is adjusted based on the portion of the requisite service period that has passed. As of March 31, 2019, the Company had not recognized any stock-based compensation expense related to the Performance Condition portion of the 2019 or the 2018 PSU awards. If the Company achieves the minimum performance levels for the Performance Conditions to be met for the 2019 and the 2018 awards, the Company would record unrecognized stock-based compensation expense of $1.1 million as of March 31, 2019, for which $0.3 million would be immediately recognized had attainment been probable at March 31, 2019. The Company recognized less than $0.1 million of stock-based compensation expense related to the Performance Condition portion of the 2017 PSU awards during the first quarter of 2019 based on the probability of attaining the performance condition. The Company has $0.1 million of unrecognized stock-based compensation expense for the 2017 PSU awards as of March 31, 2019.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 113,100 homes since we commenced homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)). In addition, the Hans Hagen brand is used in older communities in our Minneapolis/St. Paul, Minnesota market, and, following our acquisition of the homebuilding assets and operations of Pinnacle Homes, a privately-held homebuilder in the Detroit, Michigan market (“Pinnacle Homes”), in March 2018, the Pinnacle Homes brand is used in certain communities in that market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C. (see “- Results of Operations - Overview” for more information regarding our decision in the first quarter of 2019 to wind down our Washington D.C. operations).
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
FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  See “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), as the same may be updated from time to time in our subsequent filings with the SEC, for more information regarding those risk factors.
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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and assumptions on historical experience and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and assumptions and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.  See Note 1 (Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2018 Form 10-K for additional information about our accounting policies.
We believe that there have been no significant changes to our critical accounting policies during the quarter ended March 31, 2019 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K, other than the changes described in Note 1 (Basis of Presentation) to our financial statements of this Quarterly Report on Form 10-Q.
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
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Chicago, Illinois	Orlando, Florida	Charlotte, North Carolina
Cincinnati, Ohio	Sarasota, Florida	Raleigh, North Carolina
Columbus, Ohio	Tampa, Florida	Washington, D.C. (a)
Indianapolis, Indiana	Austin, Texas
Minneapolis/St. Paul, Minnesota	Dallas/Fort Worth, Texas
Detroit, Michigan	Houston, Texas
San Antonio, Texas

(a)	During the first quarter of 2019, the Company decided to wind down its Washington, D.C. operations, which the Company expects to substantially complete within one year.

Overview
During the first quarter of 2019, we experienced a continuation of the uneven market conditions that emerged in the latter of half of 2018, including higher mortgage interest rates, which impacted homebuyer demand and resulted in more homebuyer incentives compared with the first quarter of 2018. Despite achieving first quarter records in homes delivered, average closing price and revenues in 2019's first quarter, our income before income taxes declined 2% to $23.5 million versus $23.9 million a year ago on lower gross margins and lower contributions from our financial services business, offset, in part, by a reduction in acquisition-related charges in 2019 and improved overhead leverage in 2019. While fundamental housing market factors were generally favorable in 2019's first quarter, with strong employment levels, relatively high consumer confidence and a limited supply of homes available for sale, a modest slowdown in homebuyer demand negatively impacted our new contracts, especially in the early part of the quarter. Our 1,644 new contracts in the first quarter of 2019, which represents our second highest level of new contracts in a quarter in our Company history, were down 5% from 2018’s all-time quarterly record of 1,739. Our backlog sales value was $1.1 billion at the end of the first quarter, down 2% from a year-ago, and our company-wide absorption pace of sales per community for the first quarter of 2019 was 2.6 per month versus 3.0 per month in 2018's first quarter.
We were able to achieve the following improved results during the quarter ended March 31, 2019 in comparison to the first quarter of 2018:

•	Homes delivered increased 6% to a first quarter record of 1,186 homes

•	Average sales price of homes delivered increased 5% to an all-time record of $393,000

•	Average sales price of homes in backlog increased 1% to $403,000

•	Revenue increased 10% to a first quarter record of $481.1 million

•	Number of active communities at March 31, 2019 increased 4% to 214 - an all-time record for the Company
During the quarter, the Company decided to wind down its Washington, D.C. operations, which the Company expects to substantially complete within one year. As a result, we incurred immaterial charges related to employee severance benefits. We do not expect the wind down of our Washington D.C. operations to have a material impact on our business, results of operations or financial condition.
Summary of Company Financial Results
The calculations of adjusted income before income taxes, adjusted net income, and adjusted housing gross margin, which we believe provide a clearer measure of the ongoing performance of our business, are described and reconciled to income before income taxes, net income, and housing gross margin, the financial measures that are calculated using our GAAP results, below under “Non-GAAP Financial Measures.”
For the three months ended March 31, 2019, income before income taxes decreased by 2% from $23.9 million for the first quarter of 2018 to $23.5 million. Income before income taxes for the three months ended March 31, 2019 was unfavorably impacted by $0.4 million of charges related to purchase accounting adjustments as a result of our acquisition of Pinnacle Homes in March 2018 . Income before income taxes for the three months ended March 31, 2018 was unfavorably impacted by $0.9 million of purchase accounting adjustments and $1.7 million of acquisition and integration costs, both of which were incurred as a result of our acquisition of Pinnacle Homes. Excluding these acquisition-related charges for both the first quarter of 2019 and 2018 adjusted income before income taxes decreased 10% from $26.5 million in 2018's first quarter to $23.9 million in 2019's first quarter.
We achieved net income of $17.7 million, or $0.63 per diluted share, in 2019's first quarter, which included $0.4 million ($0.01 per diluted share) of pre-tax charges for purchase accounting adjustments as discussed above. This compares to net income of $18.1 million, or $0.60 per diluted share, in 2018's first quarter, which included a $0.9 million pre-tax charge for purchase accounting adjustments and a $1.7 million charge for acquisition and integration costs (collectively $0.06 per diluted share) as discussed above. Exclusive of these charges in both periods, our adjusted net income decreased $1.9 million to $18.0 million in the first quarter of 2019 compared to $20.0 million in the prior year.
During the quarter ended March 31, 2019, we recorded record first quarter total revenue of $481.1 million, of which $466.3 million was from homes delivered, $3.0 million was from land sales and $11.8 million was from our financial services operations. Revenue from homes delivered increased 11% in 2019's first quarter compared to the same period in 2018 driven primarily by a 6% increase in the number of homes delivered (64 units) and a 5% increase in the average sales price of homes delivered ($20,000 per home delivered). Revenue from land sales decreased $1.4 million from the first quarter of 2018 primarily due to fewer land sales in our Mid-Atlantic region in 2019's first quarter compared to the prior year. Revenue from our financial services segment decreased 22% to $11.8 million in the first quarter of 2019 as a result of lower margins on loans sold during the period than we experienced in 2018’s first quarter.

Total gross margin (total revenue less total land and housing costs) increased $3.5 million in the first quarter of 2019 compared to the first quarter of 2018 as a result of a $6.7 million improvement in the gross margin of our homebuilding operations offset partially by a $3.2 million decline in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $7.1 million as a result of the 6% increase in the number of homes delivered and the 5% increase in the average sales price of homes delivered. Our housing gross margin percentage declined 30 basis points from 17.6% in prior year's first quarter to 17.3% in 2019's first quarter. Exclusive of the $0.4 million and $0.9 million charges for purchase accounting adjustments (as discussed above) taken in the first quarter of 2019 and 2018, respectively, our adjusted housing gross margin percentage declined 40 basis points from 17.8% in the prior year’s first quarter to 17.4% in 2019's first quarter, primarily as a result of higher construction costs when compared to the same period in 2018 as well as the mix of homes delivered during 2019's first quarter compared to the same period in the prior year. Our gross margin on land sales (land sale gross margin) declined $0.3 million as a result of fewer third party land sales in the first quarter of 2019 compared to the first quarter of 2018. The gross margin of our financial services operations decreased $3.2 million in the first quarter of 2019 compared to the first quarter of 2018 as a result of a decline in margins on loans sold, offset in part by increases in the number of loan originations and the average loan amount.

We believe the decreased sales volume during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was driven primarily by the softer demand in 2019’s first quarter as discussed above. We opened 18 new communities during the first quarter of 2019. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. As a result, our new contracts and housing gross margin may fluctuate up or down from quarter to quarter depending on the mix of communities delivering homes. The decline in new contracts was partially offset by the opening of new communities which increased our average number of locations selling homes. During the three months ended March 31, 2019 and 2018, we were able to pass a portion of the higher construction and lot costs to our homebuyers in the form of higher sales prices. However, we cannot provide any assurance that we will be able to continue to raise prices.
For the three months ended March 31, 2019, selling, general and administrative expense increased $4.2 million, which partially offset the increase in our gross margin dollars discussed above, but declined as a percentage of revenue from 13.2% in the first quarter of 2018 to 12.9% in the first quarter of 2019. Selling expense increased $1.5 million from 2018's first quarter but improved as a percentage of revenue to 6.6% in 2019's first quarter compared to 6.9% for the same period in 2018. Variable selling expense for sales commissions contributed $0.9 million to the increase ($0.6 million of which related to incremental costs associated with our new Detroit division) due to the higher average sales price of homes delivered and the higher number of homes delivered in the quarter. The increase in selling expense was also attributable to a $0.6 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased average community count and a $0.3 million increase related to incremental costs associated with our new Detroit division. General and administrative expense increased $2.7 million compared to the first quarter of 2018 and remained flat as a percentage of revenue at 6.4% in both the first quarter of 2019 and 2018. The dollar increase in general and administrative expense was primarily due to a $1.2 million increase in compensation related expenses due to our increased headcount, a $0.4 million increase related to incremental costs associated with our new Detroit division, a $0.4 million increase in land related expenses, a $0.4 million increase related to employee severance benefits as a result of the wind down of our Washington, D.C. operations, and a $0.3 million increase in costs associated with new information systems.
Outlook
As the first quarter of 2019 progressed, mortgage interest rates moderated, providing a catalyst for improved consumer confidence and demand for new homes. We continue to believe that the basic underlying housing market fundamentals of low unemployment, higher wages and low inventory levels remain favorable.

We remain sensitive to changes in market conditions, with a continuing focus on increasing our profitability by generating additional revenue and improving overhead operating leverage, continuing to expand our market share, shifting our product mix to include more affordable designs, and investing in attractive land opportunities in order to increase our number of active communities.
We expect to continue to emphasize the following strategic business objectives throughout the remainder of 2019:

•	profitably growing our presence in our existing markets, including opening new communities;

•	expanding the availability of our more affordable Smart Series homes;

•	opportunistically reviewing potential new markets;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.

Consistent with these objectives, we took a number of steps during the first three months of 2019 for continued improvement in our financial and operating results in 2019 and beyond, including investing $80.4 million in land acquisitions and $54.4 million in land development to help grow our presence in our existing markets. We currently estimate that we will spend approximately $550 million to $600 million on land purchases and land development in 2019, including the $134.8 million spent during the first three months of 2019. However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home sales and deliveries, and we will adjust our land spending accordingly. We opened 18 communities and closed 13 communities in the first quarter of 2019, ending the first three months of 2019 with a total of 214 communities compared to 205 communities at March 31, 2018.
Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics will continue in the future.

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In thousands)	2019	2018
Revenue:
Midwest homebuilding	$200,362	$158,620
Southern homebuilding	208,544	190,388
Mid-Atlantic homebuilding	60,420	73,823
Financial services (a)	11,783	15,026
Total revenue	$481,109	$437,857

Gross margin:
Midwest homebuilding (b)	$34,554	$27,709
Southern homebuilding	37,732	35,772
Mid-Atlantic homebuilding	8,573	10,648
Financial services (a)	11,783	15,026
Total gross margin (b)	$92,642	$89,155

Selling, general and administrative expense:
Midwest homebuilding	$18,019	$15,492
Southern homebuilding	22,340	20,922
Mid-Atlantic homebuilding	6,371	8,056
Financial services (a)	6,088	5,486
Corporate	9,432	8,058
Total selling, general and administrative expense	$62,250	$58,014

Operating income (loss):
Midwest homebuilding (b)	$16,535	$12,217
Southern homebuilding	15,392	14,850
Mid-Atlantic homebuilding	2,202	2,592
Financial services (a)	5,695	9,540
Less: Corporate selling, general and administrative expense	(9,432)	(8,058)
Total operating income (b) (c)	$30,392	$31,141

Interest expense:
Midwest homebuilding	$2,481	$2,066
Southern homebuilding	2,629	2,287
Mid-Atlantic homebuilding	939	756
Financial services (a)	743	769
Total interest expense	$6,792	$5,878

Equity in income of joint venture arrangements	121	(310)
Acquisition and integration costs (c)	—	1,700

Income before income taxes	$23,479	$23,873

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

(b)
Includes $0.4 million and $0.9 million of charges related to purchase accounting adjustments taken during the three months ended March 31, 2019 and 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

The following tables show total assets by segment at March 31, 2019 and December 31, 2018:

	At March 31, 2019
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$5,306	$22,467		$5,613	$—		$33,386
Inventory (a)	693,483	764,217		239,702	—		1,697,402
Investments in joint venture arrangements	1,649	14,426		24,661	—		40,736
Other assets (d)	38,146	49,323	(b)	14,340	198,445	(c)	300,254
Total assets	$738,584	$850,433		$284,316	$198,445		$2,071,778

	At December 31, 2018
(In thousands)	Midwest	Southern		Mid-Atlantic	Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$5,725	$21,758		$6,179	$—		$33,662
Inventory (a)	696,057	717,248		227,493	—		1,640,798
Investments in joint venture arrangements	1,562	14,263		20,045	—		35,870
Other assets	19,524	32,161	(b)	10,925	248,641	(c)	311,251
Total assets	$722,868	$785,430		$264,642	$248,641		$2,021,581

(a)
Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

(c)	Includes asset held for sale for $5.6 million.

(d)
Includes $20.6 million of operating lease right-of-use assets recorded as a result of the adoption of ASU 2016-02 on January 1, 2019. See Note 1 and Note 15 to our Unaudited Condensed Consolidated Financial Statements for further information.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Midwest Region
Homes delivered	474	411
New contracts, net	702	698
Backlog at end of period	1,158	1,228
Average sales price of homes delivered	$420	$386
Average sales price of homes in backlog	$430	$423
Aggregate sales value of homes in backlog	$498,305	$519,040
Housing revenue	$199,277	$158,495
Land sale revenue	$1,085	$125
Operating income homes (a) (b)	$16,480	$12,094
Operating income land	$55	$123
Number of average active communities	90	77
Number of active communities, end of period	90	84
Southern Region
Homes delivered	577	541
New contracts, net	727	797
Backlog at end of period	1,176	1,164
Average sales price of homes delivered	$361	$352
Average sales price of homes in backlog	$369	$365
Aggregate sales value of homes in backlog	$434,128	$424,599
Housing revenue	$208,207	$190,151
Land sale revenue	$337	$237
Operating income homes (a)	$15,374	$14,691
Operating income land	$18	$159
Number of average active communities	93	89
Number of active communities, end of period	96	91
Mid-Atlantic Region
Homes delivered	135	170
New contracts, net	215	244
Backlog at end of period	318	352
Average sales price of homes delivered	$436	$410
Average sales price of homes in backlog	$433	$419
Aggregate sales value of homes in backlog	$137,641	$147,555
Housing revenue	$58,824	$69,778
Land sale revenue	$1,596	$4,045
Operating income homes (a)	$2,220	$2,470
Operating income land	$(18)	$122
Number of average active communities	29	31
Number of active communities, end of period	28	30
Total Homebuilding Regions
Homes delivered	1,186	1,122
New contracts, net	1,644	1,739
Backlog at end of period	2,652	2,744
Average sales price of homes delivered	$393	$373
Average sales price of homes in backlog	$403	$398
Aggregate sales value of homes in backlog	$1,070,074	$1,091,194
Housing revenue	$466,308	$418,424
Land sale revenue	$3,018	$4,407
Operating income homes (a) (b)	$34,074	$29,255
Operating income land	$55	$404
Number of average active communities	212	197
Number of active communities, end of period	214	205

(a)	Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

(b)
Includes $0.4 million and $0.9 million of charges related to purchase accounting adjustments taken during the three months ended March 31, 2019 and 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Financial Services
Number of loans originated	798	781
Value of loans originated	$251,200	$235,481

Revenue	$11,783	$15,026
Less: Selling, general and administrative expenses	6,088	5,486
Less: Interest expense	743	769

Income before income taxes	$4,952	$8,771

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Midwest	8.6%	10.2%
Southern	15.8%	13.5%
Mid-Atlantic	9.3%	10.6%

Total cancellation rate	12.0%	11.8%

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
Adjusted housing gross margin, adjusted income before income taxes and adjusted net income are calculated as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Housing revenue	$466,308	$418,424
Housing cost of sales	385,504	344,699

Housing gross margin	80,804	73,725
Add: Purchase accounting adjustments (a)	428	896

Adjusted housing gross margin	$81,232	$74,621

Housing gross margin percentage	17.3%	17.6%
Adjusted housing gross margin percentage	17.4%	17.8%

Income before income taxes	$23,479	$23,873
Add: Purchase accounting adjustments (a)	428	896
Add: Acquisition and integration expenses (b)	—	1,700

Adjusted income before income taxes	$23,907	$26,469

Net income	$17,723	$18,063
Add: Purchase accounting adjustments - net of tax (a)	317	663
Add: Acquisition and integration expenses - net of tax (b)	—	1,258

Adjusted net income	$18,040	$19,984

(a)	Represents purchase accounting adjustments related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(b)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

We believe adjusted housing gross margin, adjusted income before income taxes and adjusted net income are each relevant and useful financial measures to investors in evaluating our operating performance as they measure the gross profit, income before income taxes and net income we generated specifically on our operations during a given period. These non-GAAP financial measures isolate the impact that the purchase accounting adjustments have on housing gross margins, and that the combined acquisition-related charges have on income before income taxes and net income, and allow investors to make comparisons with our competitors that adjust housing gross margins, income before income taxes, and net income in a similar manner. We also believe investors will find these adjusted financial measures relevant and useful because they represent a profitability measure that may be compared to a prior period without regard to variability of the charges noted above. These financial measures assist us in making strategic decisions regarding community location and product mix, product pricing and construction pace.
Year Over Year Comparison
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The calculation of adjusted housing gross margin (referred to below), which we believe provides a clearer measure of the ongoing performance of our business, is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Segment Non-GAAP Financial Measures.”

Midwest Region. During the three months ended March 31, 2019, homebuilding revenue in our Midwest region increased $41.8 million, from $158.6 million in the first quarter of 2018 to $200.4 million in the first quarter of 2019. This 26% increase in homebuilding revenue was the result of a 15% increase in the number of homes delivered (63 units) and an increase in the average sales price of homes delivered ($34,000 per home delivered). Operating income in our Midwest region increased $4.3 million from $12.2 million in the first quarter of 2018 to $16.5 million during the quarter ended March 31, 2019. This increase in operating income was the result of a $6.8 million improvement in our gross margin, offset partially by a $2.5 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $6.9 million due to the increases in the number of homes delivered and average sales price of homes delivered noted above. Our housing gross margin percentage declined 10 basis points to 17.3% in the first quarter of 2019 from 17.4% in the prior year’s first quarter. Exclusive of the $0.4 million and $0.9 million charges for purchase accounting adjustments taken during the first quarter of 2019 and 2018, respectively, related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018, our adjusted housing gross margin for the first quarter of 2019 declined 50 basis points to 17.5% compared to the first quarter of 2018. The decline in housing gross margin percentage was primarily due to higher construction costs compared to 2018's same period as well as changes in product type and market mix of homes delivered. Our land sale gross margin declined $0.1 million due to fewer strategic land sales in the first quarter of 2019 compared to the same period in 2018.
Selling, general and administrative expense increased $2.5 million, from $15.5 million for the quarter ended March 31, 2018 to $18.0 million for the quarter ended March 31, 2019, and declined as a percentage of revenue to 9.0% in 2019’s first quarter from 9.8% in 2018’s first quarter. The increase in selling, general and administrative expense was attributable to a $1.8 million increase in selling expense due to (1) a $1.2 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and higher average sales price of homes delivered, $0.6 million of which was associated with our new Detroit division, and (2) a $0.6 million increase in non-variable selling expenses, $0.3 million of which was associated with our new Detroit division, primarily related to costs associated with our additional sales offices and models. The $0.8 million increase in general and administrative expense primarily related to a $0.4 million increase in incremental costs from our Detroit acquisition and a $0.4 million increase in land related expenses.
During the three months ended March 31, 2019, we experienced a 1% increase in new contracts in our Midwest region, from 698 in the first quarter of 2018 to 702 in the first quarter of 2019 (which benefited from a full quarter in 2019 from our new Detroit division). The increase in new contracts was partially due to improving demand in our newer communities compared to prior year and due to an increase in our average number of communities during the period. Homes in backlog, however, decreased 6% from 1,228 homes at March 31, 2018 to 1,158 homes at March 31, 2019. Average sales price in backlog increased to $430,000 at March 31, 2019 compared to $423,000 at March 31, 2018 which was primarily due to changes in product type and market mix. During the three months ended March 31, 2019, we opened four new communities in our Midwest region compared to nine during 2018's first quarter. Our monthly absorption rate in our Midwest region declined to 2.6 per community in the first quarter of 2019 compared to 3.0 per community in 2018's first quarter.
Southern Region. During the three month period ended March 31, 2019, homebuilding revenue in our Southern region increased $18.1 million, from $190.4 million in the first quarter of 2018 to $208.5 million in the first quarter of 2019. This 10% increase in homebuilding revenue was the result of a 7% increase in the number of homes delivered (36 units) and a 3% increase in the average sales price of homes delivered ($9,000 per home delivered). Operating income in our Southern region increased $0.5 million from $14.9 million in the first quarter of 2018 to $15.4 million during the quarter ended March 31, 2019. This increase in operating income was the result of a $2.0 million improvement in our gross margin, partially offset by a $1.4 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $2.1 million, due primarily to the 7% increase in the number of homes delivered and the 3% increase in the average sales price of homes delivered noted above. Our housing gross margin percentage declined from 18.7% in prior year’s first quarter to 18.1% in the first quarter of 2019, largely due to the mix of communities delivering homes and rising lot and construction costs. Our land sale gross margin declined $0.1 million due to fewer strategic land sales in the first quarter of 2019 compared to the first quarter of 2018. We did not record any additional warranty charges for stucco-related repair costs in our Florida communities during the first quarter of 2019. With respect to this matter, during the quarter ended March 31, 2019, we identified 31 additional homes in need of repair and completed repairs on 26 homes, and, at March 31, 2019, we have 164 homes in various stages of repair.  See Note 6 to our financial statements for further information.
Selling, general and administrative expense increased $1.4 million from $20.9 million in the first quarter of 2018 to $22.3 million in the first quarter of 2019 but declined as a percentage of revenue to 10.7% from 11.0% in the first quarter of 2018. The increase in selling, general and administrative expense was attributable, in part, to a $0.9 million increase in selling expense due to (1) a $0.6 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and higher average sales price of homes delivered and (2) a $0.3 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $0.5 million increase in general and administrative expense, which was primarily related to a $0.2 million increase in compensation expense as a result of an increase in employee count and a $0.3 million increase in land related expenses.

During the three months ended March 31, 2019, we experienced a 9% decrease in new contracts in our Southern region, from 797 in the first quarter of 2018 to 727 for the first quarter of 2019. The decrease in new contracts was primarily due to changes in product type and market mix. Homes in backlog increased 1% from 1,164 homes at March 31, 2018 to 1,176 homes at March 31, 2019. The increase in backlog was primarily due to an increase in our average number of communities during the period. Average sales price in backlog increased to $369,000 at March 31, 2019 from $365,000 at March 31, 2018 due to changes in product type and market mix. During the three months ended March 31, 2019, we opened 11 communities in our Southern region compared to 12 during 2018's first quarter. Our monthly absorption rate in our Southern region declined to 2.6 per community in the first quarter of 2019 from 3.0 per community in the first quarter of 2018.
Mid-Atlantic Region. During the three month period ended March 31, 2019, homebuilding revenue in our Mid-Atlantic region decreased $13.4 million from $73.8 million in the first quarter of 2018 to $60.4 million in the first quarter of 2019. This 18% decrease in homebuilding revenue was the result of a 21% decrease in the number of homes delivered (35 units) primarily due to a decrease in the average number of communities during the period compared to prior year as a result of delayed new replacement community openings, offset partially by a 6% increase in the average sales price of homes delivered ($26,000 per home delivered). Operating income in our Mid-Atlantic region decreased $0.4 million from $2.6 million in the first quarter of 2018 to $2.2 million during the quarter ended March 31, 2019. This decline in operating income was primarily the result of a $2.1 million decrease in our gross margin, offset, in part, by a $1.7 million decrease in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin declined $1.9 million, due to the 21% decrease in the number of homes delivered noted above and a decline in housing gross margin percentage, partially attributable to delayed replacement community openings. Our housing gross margin percentage declined 50 basis points from 15.1% in last year’s first quarter to 14.6% in the first quarter of 2019 due primarily to the mix of homes delivered and increased construction and lot costs. Our land sale gross margin declined slightly by $0.2 million due to fewer strategic land sales during the first quarter of 2019 compared to prior year.
Selling, general and administrative expense decreased $1.7 million from $8.1 million in the first quarter of 2018 to $6.4 million in the first quarter of 2019 and declined as a percentage of revenue to 10.5% compared to 10.9% for the first quarter of 2018. The decrease in selling, general and administrative expense was primarily due to a $1.1 million decrease in selling expenses primarily as a result of decreased sales commissions produced by the lower number of homes delivered. General and administrative expense decreased $0.6 million primarily related to a $0.3 million decrease in land related expenses and a $0.3 million decrease in compensation expense as a result of a decrease in employee count.
During the three months ended March 31, 2019, we experienced a 12% decrease in new contracts in our Mid-Atlantic region, from 244 in the first quarter of 2018 to 215 for the first quarter of 2019, and a 10% decrease in the number of homes in backlog from 352 homes at March 31, 2018 to 318 homes at March 31, 2019. The decreases in new contracts and backlog were primarily due to a decrease in the average number of active communities during the period compared to the prior year, as a result of delays in replacement community openings in the period compared to the prior year’s first quarter. Average sales price of homes in backlog increased, however, from $419,000 at March 31, 2018 to $433,000 at March 31, 2019. During the three months ended March 31, 2019, we opened three communities in our Mid-Atlantic region compared to one during the first quarter of 2018. Our monthly absorption rate in our Mid-Atlantic region declined to 2.5 per community in the first quarter of 2019 from 2.6 per community in the first quarter of 2018.
Financial Services. Revenue from our mortgage and title operations decreased $3.2 million to $11.8 million in the first quarter of 2019 from $15.0 million in the first quarter of 2018. The $15.0 million of revenue in 2018’s first quarter included $0.9 million of revenue from the sale of a portion of our mortgage servicing rights that did not reoccur during the first quarter of 2019. We continue to experience lower margins on loans sold due to increased competitive pressures, but experienced a 2% increase in the number of loan originations, from 781 in the first quarter of 2018 to 798 in the first quarter of 2019, and an increase in the average loan amount from $302,000 in the quarter ended March 31, 2018 to $315,000 in the quarter ended March 31, 2019.
We experienced a $3.8 million decrease in operating income in the first quarter of 2019 compared to 2018's first quarter, which was primarily due to the decline in revenue discussed above, but also attributable to a $0.6 million increase in selling, general and administrative expense compared to the first quarter of 2018. This increase was primarily due to an increase in compensation expense related to our increase in employee headcount due to new mortgage and title locations.
At March 31, 2019, M/I Financial provided financing services in all of our markets.
Approximately 79% of our homes delivered during the first quarter of 2019 were financed through M/I Financial, the same as in the first quarter of 2018. Capture rate is influenced by financing availability and competition in the mortgage market, and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $1.4 million from $8.1 million for the first quarter of 2018 to $9.4 million for the first quarter of 2019. This increase primarily resulted from a $0.8 million increase in base compensation expense due to our increased headcount from our new mortgage and title offices in certain markets, a $0.4 million increase related to benefits that will be provided to existing employees as a result of the orderly wind-down of our Washington, D.C. operations, and a $0.2 million increase in other miscellaneous expenses.
Acquisition and Integration Costs. During the first quarter of 2018, the Company incurred $1.7 million in acquisition and integration related costs related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018. These costs include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses. As these costs are not eligible for capitalization as initial direct costs under GAAP, such amounts are expensed as incurred.

Equity in Income from Joint Venture Arrangements. Earnings from joint venture arrangements represent our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During the three months ended March 31, 2019 and 2018, the Company earned $0.1 million and $0.3 million, respectively, in equity income from joint venture arrangements.
Interest Expense - Net. Interest expense for the Company increased $0.9 million from $5.9 million for the three months ended March 31, 2018 to $6.8 million for the three months ended March 31, 2019. This increase was primarily the result of an increase in average borrowings under our Credit Facility (as defined below) during the first quarter of 2019 compared to prior year, offset, in part, by the maturity of our 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”) in March 2018, which were not outstanding at all during the first quarter of 2019 and had a lower interest rate than our borrowings under our Credit Facility. Our weighted average borrowings increased from $754.8 million in 2018's first quarter to $833.7 million in 2019's first quarter, and our weighted average borrowing rate increased from 6.22% in the first quarter of 2018 to 6.26% for first quarter of 2019.
Income Taxes. Our overall effective tax rate was 24.5% for the three months ended March 31, 2019 and 24.3% for the same period in 2018. The increase in the effective rate from the three months ended March 31, 2018 was primarily attributable to the changes in income mix for the period compared to prior year’s first quarter.
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
Adjusted housing gross margin for our Midwest region is calculated as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018

Midwest region:
Housing revenue	$199,277	$158,495
Housing cost of sales	164,778	130,909

Housing gross margin	34,499	27,586
Add: Purchase accounting adjustments (a)	428	896

Adjusted housing gross margin	$34,927	$28,482

Housing gross margin percentage	17.3%	17.4%
Adjusted housing gross margin percentage	17.5%	18.0%

(a)	Represents purchase accounting adjustments from our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At March 31, 2019, we had $41.9 million of cash, cash equivalents and restricted cash, with $40.8 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $20.0 million increase in unrestricted cash and cash equivalents from December 31, 2018. Our principal uses of cash for the three months ended March 31, 2019 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, debt service requirements, including the repayment of amounts outstanding under our credit facilities and the repurchase of $5.2 million of our outstanding common shares under our 2018 Share Repurchase Program (as defined below). In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans and the sale of mortgage servicing rights, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
We are actively acquiring and developing lots in our markets to replenish and grow our lot supply and active community count. We expect to continue to expand our business based on the anticipated level of demand for new homes in our markets. Accordingly, we expect that our cash outlays for land purchases, land development, home construction and operating expenses will exceed our cash generated by operations during some periods during the remainder of 2019, and we expect to continue to utilize our Credit Facility (as defined below) during the remainder of 2019.
During the first quarter of 2019, we delivered 1,186 homes, started 1,281 homes, and spent $80.4 million on land purchases and $54.4 million on land development. Based upon our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $550 million to $600 million on land purchases and land development during 2019, including the $134.8 million spent during the first three months of 2019.
We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to such land option agreements, as of March 31, 2019, we had a total of 13,469 lots under contract, with an aggregate purchase price of approximately $597.8 million to be acquired during the remainder of 2019 through 2028.
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
Operating Cash Flow Activities. During the three-month period ended March 31, 2019, we used $22.6 million of cash in operating activities, compared to using $32.4 million of cash in operating activities during the first quarter of 2018. The cash used in operating activities in the first quarter of 2019 was primarily a result of a $60.7 million increase in inventory and a decrease in accrued compensation of $24.8 million, offset partially by net income of $17.7 million, along with $48.6 million of proceeds from the sale of mortgage loans net of mortgage loan originations. The $32.4 million of cash used in operating activities in the first quarter of 2018 was primarily a result of a $70.1 million increase in inventory, a decrease in accrued compensation of $22.5 million and and a decrease in accounts payable and other assets totaling $16.1 million, offset partially by net income of $18.1 million, along with $61.6 million of proceeds from the sale of mortgage loans net of mortgage loan originations.

Investing Cash Flow Activities. During the first quarter of 2019, we used $6.5 million of cash in investing activities, compared to using $96.4 million of cash in investing activities during the first quarter of 2018. This decrease in cash used was primarily due to our acquisition of Pinnacle Homes, a privately held homebuilder in Detroit, Michigan, during the first quarter of 2018 for approximately $100.8 million (see Note 7 to our financial statements for more information), offset partially by proceeds from the sale of a portion of our mortgage servicing rights of $6.3 million in the first quarter of 2018 and an increase in our investment in joint venture arrangements during the first quarter of 2019 of $6.0 million.

Financing Cash Flow Activities. During the three months ended March 31, 2019, we generated $49.5 million of cash from financing activities, compared to generating $30.7 million of cash during the first three months of 2018. The $18.8 million increase in cash generated by financing activities was primarily due to the repayment during the first quarter of 2018 of that portion of our 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”) that were not converted into common shares by the holders thereof (approximately $65.9 million in aggregate principal amount), offset, in part, by decreased borrowings under our Credit Facility (as defined below) during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 and the repurchase of $5.2 million of our common shares under our 2018 Share Repurchase Program (as defined below) during the first quarter of 2019.
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares (see Note 13 to our financial statements). During the quarter ended March 31, 2019, the Company repurchased 201,088 common shares with an aggregate purchase price of $5.2 million which was funded with cash on hand and borrowings under our Credit Facility. As of March 31, 2019, the Company is authorized to repurchase an additional $19.1 million of outstanding common shares under the 2018 Share Repurchase Program.

At March 31, 2019 and December 31, 2018, our ratio of homebuilding debt to capital was 47% and 44%, respectively, calculated as the carrying value of our outstanding homebuilding debt divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. This increase was due to higher debt levels compared to December 31, 2018, offset partially by an increase in shareholders’ equity at March 31, 2019. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of March 31, 2019:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	7/18/2021	$218,800	$221,914
Notes payable – financial services (b)	(b)	$104,026	$12,613

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $654.1 million of availability for additional senior debt at March 31, 2019. As a result, the full $500 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $218.8 million of borrowings outstanding and $59.3 million of letters of credit outstanding at March 31, 2019, leaving $221.9 million available. The Credit Facility has an expiration date of July 18, 2021.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial’s warehousing agreements as of March 31, 2019 was $175 million. The MIF Mortgage Warehousing Agreement has an expiration date of June 21, 2019 and the MIF Mortgage Repurchase Facility has an expiration date of October 28, 2019.

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

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $538.8 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 12 to our financial statements), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries. The guarantors for the Credit Facility are the same subsidiaries that guarantee our $250.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the “2025 Senior Notes”) and our $300.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Senior Notes”).
As of March 31, 2019, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of March 31, 2019:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$538.8	$827.9
Leverage Ratio	≤	0.60	0.48
Interest Coverage Ratio	≥	1.5 to 1.0	4.6 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$248.4	$2.9
Unsold Housing Units and Model Homes	≤	2,108	1,222

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
As of March 31, 2019, there was $72.3 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of March 31, 2019:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.3 to 1.0
Liquidity	≥	$6.25	$22.3
Adjusted Net Income	>	$0.0	$11.1
Tangible Net Worth	≥	$12.5	$27.6
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

M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 200 or 225 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the MIF Mortgage Repurchase Facility. As of March 31, 2019, there was $31.8 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants under the MIF Mortgage Repurchase Facility as of March 31, 2019.
Senior Notes.

5.625% Senior Notes. In August 2017, the Company issued $250 million aggregate principal amount of 5.625% Senior Notes due 2025. The 2025 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes. As of March 31, 2019, the Company was in compliance with all terms, conditions, and covenants under the indenture. See Note 8 to our financial statements for more information regarding the 2025 Senior Notes.

6.75% Senior Notes. In December 2015, the Company issued $300 million aggregate principal amount of 6.75% Senior Notes due 2021. The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of March 31, 2019, the Company was in compliance with all terms, conditions, and covenants under the indenture. See Note 8 to our financial statements for more information regarding the 2021 Senior Notes.
Weighted Average Borrowings. For the three months ended March 31, 2019 and 2018, our weighted average borrowings outstanding were $833.7 million and $754.8 million, respectively, with a weighted average interest rate of 6.26% and 6.22%, respectively. The increase in our weighted average borrowings related to increased borrowings under our Credit Facility on a weighted average basis during the first quarter of 2019 compared to the same period in 2018, partially offset by the maturity of our 2018 Convertible Senior Subordinated Notes in March 2018, which were not outstanding at all during the first quarter of 2019 and had a lower interest rate than our borrowings under our Credit Facility. Our weighted average interest rate increased as a result of the 3.0% rate on the 2018 Convertible Senior Subordinated Notes, which were outstanding during most of prior year’s first quarter but not during 2019’s first quarter.

At March 31, 2019, we had $218.8 million of borrowings outstanding under the Credit Facility, an increase from $117.4 million outstanding at December 31, 2018. During the first quarter of 2019, the Company used the Credit Facility for investment in land and land development, construction of homes, mortgage loan originations, operating expenses, working capital requirements and share repurchases under our 2018 Share Repurchase Program. During the three months ended March 31, 2019, the average daily amount outstanding under the Credit Facility was $219.0 million and the maximum amount outstanding under the Credit Facility was $272.7 million. Based on our currently anticipated spending on home construction, land acquisition and development in 2019, offset by expected cash receipts from home deliveries, we expect to continue to borrow under the Credit Facility during 2019, with an estimated peak amount outstanding not expected to exceed $300 million. The actual amount borrowed during 2019 (and the estimated peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2018 Share Repurchase Program and any other extraordinary events or transactions.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $59.3 million of letters of credit issued and outstanding under the Credit Facility at March 31, 2019. During the three months ended March 31, 2019, the average daily amount of letters of credit outstanding under the Credit Facility was $56.7 million and the maximum amount of letters of credit outstanding under the Credit Facility was $59.7 million.

At March 31, 2019, M/I Financial had $72.3 million outstanding under the MIF Mortgage Warehousing Agreement.  During the three months ended March 31, 2019, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $36.6 million and the maximum amount outstanding was $113.0 million, which occurred during January, while the temporary increase provision was in effect and the maximum borrowing availability was $160.0 million.

At March 31, 2019, M/I Financial had $31.8 million outstanding under the MIF Mortgage Repurchase Facility.  During the three months ended March 31, 2019, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $21.8 million and the maximum amount outstanding was $40.2 million, which occurred during January, while the temporary increase provision was in effect and the maximum borrowing availability was $65.0 million.
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
CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS
Notes 3, 5 and 6 to our Condensed Consolidated Financial Statements discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.
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
Land Option Agreements.  In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both March 31, 2019 and December 31, 2018, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
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
At March 31, 2019, “Consolidated Inventory Not Owned” was $15.9 million. At March 31, 2019, the corresponding liability of $15.9 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of March 31, 2019 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $52.6 million, including cash deposits of $33.4 million, prepaid acquisition costs of $6.2 million, letters of credit of $8.8 million and $4.2 million of other non-cash deposits.
Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of March 31, 2019, the Company had outstanding $224.2 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through September 2026.  Included in this total are: (1) $158.2 million of performance and maintenance bonds and $50.1 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $9.2 million of financial letters of credit; and (3) $6.7 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur.  The risks associated with these guarantees are offset by the value of the underlying assets, and the Company accrues its best estimate of the probable loss on these loans.  Additionally, the Company has provided certain other guarantees and indemnities in connection with the acquisition and development of land by our homebuilding operations.  See Note 5 to our Condensed Consolidated Financial Statements for additional details relating to our guarantees and indemnities.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permitted borrowings of up to $675 million as of March 31, 2019, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2019	2018
Whole loan contracts and related committed IRLCs	$4,287	$5,823
Uncommitted IRLCs	111,399	76,117
FMBSs related to uncommitted IRLCs	110,000	83,000
Whole loan contracts and related mortgage loans held for sale	6,325	14,285
FMBSs related to mortgage loans held for sale	111,000	150,000
Mortgage loans held for sale covered by FMBSs	111,510	149,980

The table below shows the measurement of assets and liabilities at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2019	2018
Mortgage loans held for sale	$119,665	$169,651
Forward sales of mortgage-backed securities	(1,371)	(3,305)
Interest rate lock commitments	964	989
Whole loan contracts	(157)	(154)
Total	$119,101	$167,181

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Description (in thousands)	2019	2018
Mortgage loans held for sale	$(1,363)	$675
Forward sales of mortgage-backed securities	1,934	(302)
Interest rate lock commitments	(42)	705
Whole loan contracts	14	(83)
Total gain recognized	$543	$995

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of March 31, 2019. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at March 31, 2019. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total	3/31/2019
ASSETS:
Mortgage loans held for sale:
Fixed rate	$120,284	—	—	—	—	—	$120,284	$117,079
Weighted average interest rate	4.33%	—	—	—	—	—	4.33%
Variable rate	$2,580	—	—	—	—	—	$2,580	$2,585
Weighted average interest rate	4.22%	—	—	—	—	—	4.22%

LIABILITIES:
Long-term debt — fixed rate	$825	$1,281	$301,215	$900	$957	$250,000	$555,178	$547,208
Weighted average interest rate	5.44%	5.44%	6.73%	5.63%	5.63%	5.63%	6.23%
Short-term debt — variable rate	$322,826	—	—	—	—	—	$322,826	$322,826
Weighted average interest rate	4.83%	—	—	—	—	—	4.83%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

Common shares purchased during the third quarter ended March 31, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

January 1, 2019 - January 31, 2019	101,363	$24.52	101,363	21,805,018
February 1, 2019 - February 28, 2019	64,725	$27.12	64,725	20,049,520
March 1, 2019 - March 31, 2019	35,000	$25.97	35,000	19,140,577

Quarter ended March 31, 2019	201,088	$25.61	201,088	19,140,577

(1)
On August 14, 2018, the Company announced that its Board of Directors authorized the 2018 Share Repurchase Program pursuant to which the Company may purchase up to $50 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The 2018 Share Repurchase Program does not have an expiration date and may be modified, suspended or discontinued at any time. See Note 13 to our Condensed Consolidated Financial Statements for additional information.

The timing, amount and other terms and conditions of any additional repurchases under the 2018 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, corporate considerations, general market and economic conditions and legal requirements.

See Note 8 to our Condensed Consolidated Financial Statements above for more information regarding the limit imposed by the indenture governing our 2025 Senior Notes and the indenture governing our 2021 Senior Notes on our ability to pay dividends on, and repurchase, our common shares and any preferred shares of the Company then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures.

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

M/I Homes, Inc.
(Registrant)

Date:	April 26, 2019	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	April 26, 2019	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)