Form 10-Q
period 2019-06-30
M/I HOMES, INC.
filed 2019-07-26
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________________
Commission File Number 1-12434

M/I HOMES, INC.
(Exact name of registrant as specified in it charter)

Ohio	31-1210837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Easton Oval, Suite 500, Columbus, Ohio 43219
(Address of principal executive offices) (Zip Code)

(614) 418-8000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $.01	MHO	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common shares, par value $.01 per share: 27,617,366 shares outstanding as of July 24, 2019.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	June 30, 2019	December 31, 2018
	(unaudited)

ASSETS:
Cash, cash equivalents and restricted cash	$20,393	$21,529
Mortgage loans held for sale	123,909	169,651
Inventory	1,763,479	1,674,460
Property and equipment - net	28,094	29,395
Investment in joint venture arrangements	41,344	35,870
Operating lease right-of-use assets	19,397	—
Deferred income tax asset	12,594	13,482
Goodwill	16,400	16,400
Other assets	63,596	60,794
TOTAL ASSETS	$2,089,206	$2,021,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$154,070	$131,511
Customer deposits	38,048	32,055
Operating lease liabilities	19,397	—
Other liabilities	120,813	150,051
Community development district obligations	10,866	12,392
Obligation for consolidated inventory not owned	13,109	19,308
Notes payable bank - homebuilding operations	174,300	117,400
Notes payable bank - financial services operations	104,003	153,168
Notes payable - other	5,092	5,938
Senior notes due 2021 - net	298,436	297,884
Senior notes due 2025 - net	246,832	246,571
TOTAL LIABILITIES	$1,184,966	$1,166,278

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $.01 par value; authorized 58,000,000 shares at both June 30, 2019 and December 31, 2018; issued 30,137,141 shares at both June 30, 2019 and December 31, 2018	301	301
Additional paid-in capital	330,052	330,517
Retained earnings	628,961	580,992
Treasury shares - at cost - 2,519,775 and 2,620,923 shares at June 30, 2019 and December 31, 2018, respectively	(55,074)	(56,507)
TOTAL SHAREHOLDERS’ EQUITY	$904,240	$855,303
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,089,206	$2,021,581

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018

Revenue	$623,686	$558,098	$1,104,795	$995,955
Costs and expenses:
Land and housing	503,857	449,336	892,324	798,038
General and administrative	36,164	34,666	66,863	62,617
Selling	37,452	35,591	69,003	65,654
Acquisition and integration costs	—	—	—	1,700
Equity in (income) loss from joint venture arrangements	(187)	86	(66)	(224)
Interest	5,197	4,888	11,989	10,766
Total costs and expenses	582,483	524,567	1,040,113	938,551

Income before income taxes	41,203	33,531	64,682	57,404

Provision for income taxes	10,957	5,620	16,713	11,430

Net income	30,246	27,911	47,969	45,974

Earnings per common share:
Basic	$1.10	$0.98	$1.74	$1.62
Diluted	$1.08	$0.96	$1.71	$1.56

Weighted average shares outstanding:
Basic	27,599	28,571	27,549	28,349
Diluted	28,090	29,101	28,027	29,818

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Six Months Ended June 30, 2019
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2018	27,516,218	$301	$330,517	$580,992	$(56,507)	$855,303
Net income	—	—	—	17,723	—	17,723
Stock options exercised	136,740	—	(550)	—	2,978	2,428
Stock-based compensation expense	—	—	912	—	—	912
Repurchase of common shares	(201,088)	—	—	—	(5,150)	(5,150)
Deferral of executive and director compensation	—	—	246	—	—	246
Executive and director deferred compensation distributions	116,956	—	(2,545)	—	2,545	—
Balance at March 31, 2019	27,568,826	$301	$328,580	$598,715	$(56,134)	$871,462
Net income	—	—	—	30,246	—	30,246
Stock options exercised	48,540	—	(211)	—	1,060	849
Stock-based compensation expense	—	—	1,682	—	—	1,682
Deferral of executive and director compensation	—	—	1	—	—	1
Balance at June 30, 2019	27,617,366	$301	$330,052	$628,961	$(55,074)	$904,240

	Six Months Ended June 30, 2018
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2017	27,856,752	$295	$306,483	$473,329	$(32,809)	$747,298
Net income	—	—	—	18,063	—	18,063
Stock options exercised	24,220	—	(56)	—	482	426
Stock-based compensation expense	—	—	1,039	—	—	1,039
Common share issuance for conversion of convertible notes	628,515	6	20,303	—	—	20,309
Deferral of executive and director compensation	—	—	185	—	—	185
Executive and director deferred compensation distributions	61,366	—	(2,174)	—	1,219	(955)
Balance at March 31, 2018	28,570,853	$301	$325,780	$491,392	$(31,108)	$786,365
Net income	—	—	—	27,911	—	27,911
Stock-based compensation expense	—	—	1,691	—	—	1,691
Deferral of executive and director compensation	—	—	(1)	—	—	(1)
Balance at June 30, 2018	28,570,853	$301	$327,470	$519,303	$(31,108)	$815,966

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
OPERATING ACTIVITIES:
Net income	$47,969	$45,974
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income from joint venture arrangements	(66)	(224)
Mortgage loan originations	(570,989)	(519,802)
Proceeds from the sale of mortgage loans	615,714	584,700
Fair value adjustment of mortgage loans held for sale	1,017	(1,318)
Capitalization of originated mortgage servicing rights	(1,588)	(2,486)
Amortization of mortgage servicing rights	657	383
Depreciation	5,698	5,278
Amortization of debt discount and debt issue costs	1,352	1,443
Gain on sale of mortgage servicing rights	—	(1,224)
Stock-based compensation expense	2,594	2,730
Deferred income tax expense	888	910
Change in assets and liabilities:
Inventory	(89,853)	(137,689)
Other assets	240	(4,166)
Accounts payable	22,560	13,730
Customer deposits	5,993	10,976
Accrued compensation	(18,486)	(15,467)
Other liabilities	(13,083)	(4,673)
Net cash provided by (used in) operating activities	10,617	(20,925)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,599)	(4,615)
Return of capital from joint venture arrangements	150	676
Acquisition	—	(100,960)
Investment in joint venture arrangements	(15,281)	(4,321)
Proceeds from sale of mortgage servicing rights	—	6,335
Net cash used in investing activities	(16,730)	(102,885)

FINANCING ACTIVITIES:
Repayment of convertible senior subordinated notes due 2018	—	(65,941)
Proceeds from bank borrowings - homebuilding operations	374,500	353,900
Repayment of bank borrowings - homebuilding operations	(317,600)	(172,100)
Net repayment of bank borrowings - financial services operations	(49,165)	(75,032)
Principal repayment of notes payable - other and community development district bond obligations	(845)	(1,214)
Repurchase of common shares	(5,150)	—
Debt issue costs	(40)	(115)
Proceeds from exercise of stock options	3,277	426
Net cash provided by financing activities	4,977	39,924
Net decrease in cash, cash equivalents and restricted cash	(1,136)	(83,886)
Cash, cash equivalents and restricted cash balance at beginning of period	21,529	151,703
Cash, cash equivalents and restricted cash balance at end of period	$20,393	$67,817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$10,585	$9,643
Income taxes	$13,557	$10,176

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(1,526)	$(1,260)
Consolidated inventory not owned	$(6,199)	$(6,751)
Distribution of single-family lots from joint venture arrangements	$9,723	$10,641
Common stock issued for conversion of convertible notes	$—	$20,309

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

Reclassifications

As a result of the Company's change in reportable segments, the Company recast certain prior year amounts in the condensed consolidated financial statements to conform with the 2019 presentation (see Note 11). These reclassifications had no impact on the Company's results of operations.

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

In August 2018, the SEC issued SEC Final Rule 33-10532, Disclosure Update and Simplification, which revised or eliminated certain of the SEC’s disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded in light of other SEC and or GAAP disclosure requirements. As a result of the final rule’s amendments, the SEC now requires a registrant to reconcile its changes in stockholders' equity for both the current and comparative interim and year-to-date periods, with subtotals. This final rule was effective on November 5, 2018. Our Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018 reflect adoption of this final rule.
Impact of New Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for our fiscal year beginning January 1, 2020. We are currently evaluating the impact that the adoption of ASU 2016-13 may have on our consolidated financial statements and disclosures. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments -Credit Losses (“ASU 2018-19”) in November 2018, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), in April 2019, and ASU No. 2019-05, Financial Instruments -Credit Losses (Topic 326) Targeted Transition Relief (“ASU 2019-05”) in May 2019. These ASUs do not change the core principle of the guidance in ASU 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. These ASUs will have the same effective date and transition requirements as ASU 2016-13.

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

Significant Accounting Policies

We believe that there have been no significant changes to our significant accounting policies during the quarter ended June 30, 2019 as compared to those disclosed in our 2018 Form 10-K, other than the changes described above under “Reclassifications” and below.
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
A summary of the Company’s inventory as of June 30, 2019 and December 31, 2018 is as follows:

(In thousands)	June 30, 2019	December 31, 2018
Single-family lots, land and land development costs	$804,453	$778,943
Land held for sale	13,018	12,633
Homes under construction	796,479	730,390
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2019 - $13,132; December 31, 2018 - $13,441)	93,201	87,132
Community development district infrastructure	10,866	12,392
Land purchase deposits	32,353	33,662
Consolidated inventory not owned	13,109	19,308
Total inventory	$1,763,479	$1,674,460

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.

Homes under construction include homes that are in various stages of construction. As of June 30, 2019 and December 31, 2018, we had 1,413 homes (with a carrying value of $264.9 million) and 1,443 homes (with a carrying value of $311.0 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $10.9 million and $12.4 million liability related to these CDD bond obligations as of June 30, 2019 and December 31, 2018, respectively, along with the related inventory infrastructure.

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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Capitalized interest, beginning of period	$21,506	$18,264	$20,765	$17,169
Interest capitalized to inventory	8,036	7,191	14,170	13,150
Capitalized interest charged to land and housing costs and expenses	(7,380)	(6,203)	(12,773)	(11,067)
Capitalized interest, end of period	$22,162	$19,252	$22,162	$19,252

Interest incurred	$13,233	$12,079	$26,159	$23,916

NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During the six-month period ended June 30, 2019, we increased our total investment in such joint venture arrangements by $5.5 million from $35.9 million at December 31, 2018 to $41.3 million at June 30, 2019, which was driven primarily by our cash investments in our joint venture arrangements during the first half of 2019 of $15.3 million, offset, in part, by our increased lot distributions from joint venture arrangements of $9.7 million.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of June 30, 2019 is the amount invested of $41.3 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets, although we expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company’s ownership in these LLCs as of both June 30, 2019 and December 31, 2018 ranged from 25% to 97%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC.

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
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the Company’s 2018 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both June 30, 2019 and December 31, 2018, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The table below shows the notional amounts of our financial instruments at June 30, 2019 and December 31, 2018:

Description of Financial Instrument (in thousands)	June 30, 2019	December 31, 2018
Whole loan contracts and related committed IRLCs	$3,879	$5,823
Uncommitted IRLCs	141,479	76,117
FMBSs related to uncommitted IRLCs	141,000	83,000
Whole loan contracts and related mortgage loans held for sale	4,331	14,285
FMBSs related to mortgage loans held for sale	117,000	150,000
Mortgage loans held for sale covered by FMBSs	117,030	149,980

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at June 30, 2019 and December 31, 2018:

Description of Financial Instrument (in thousands)	Fair Value Measurements June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$123,909	$—	$123,909	$—
Forward sales of mortgage-backed securities	(1,973)	—	(1,973)	—
Interest rate lock commitments	1,432	—	1,432	—
Whole loan contracts	(116)	—	(116)	—
Total	$123,252	$—	$123,252	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$169,651	$—	$169,651	$—
Forward sales of mortgage-backed securities	(3,305)	—	(3,305)	—
Interest rate lock commitments	989	—	989	—
Whole loan contracts	(154)	—	(154)	—
Total	$167,181	$—	$167,181	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2019	2018	2019	2018
Mortgage loans held for sale	$346	$642	$(1,017)	$1,317
Forward sales of mortgage-backed securities	(602)	(658)	1,332	(960)
Interest rate lock commitments	470	138	428	843
Whole loan contracts	39	(61)	53	(144)
Total gain recognized	$253	$61	$796	$1,056

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	June 30, 2019		June 30, 2019
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$1,973
Interest rate lock commitments	Other assets	1,432	Other liabilities	—
Whole loan contracts	Other assets	50	Other liabilities	166
Total fair value measurements		$1,482		$2,139

	Asset Derivatives		Liability Derivatives
	December 31, 2018		December 31, 2018
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$3,305
Interest rate lock commitments	Other assets	989	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	154
Total fair value measurements		$989		$3,459

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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and six months ended June 30, 2019 and 2018, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the Company’s 2018 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and six months ended June 30, 2019 and 2018, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
Asset Held For Sale.  The Company measures assets held for sale at fair value on a nonrecurring basis and records impairment charges when the assets are deemed to be impaired. Assets held for sale are reported at the lower of cost or fair value. Cost to sell are accrued separately. Our home office building in Columbus, Ohio met the held for sale classification criteria for the period ended September 30, 2018 as it was being actively marketed. The carrying value of the building as of June 30, 2019 was $5.6 million.

The Company estimated the fair value of the building using the market values for similar properties, and the building was considered a Level 2 asset as defined in ASC 820, “Fair Value Measurements.” During the three and six months ended June 30, 2019, the Company did not record any impairment charges on its asset held for sale.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

	June 30, 2019		December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$20,393	$20,393	$21,529	$21,529
Mortgage loans held for sale	123,909	123,909	169,651	169,651
Split dollar life insurance policies	206	206	206	206
Commitments to extend real estate loans	1,432	1,432	989	989
Liabilities:
Notes payable - homebuilding operations	174,300	174,300	117,400	117,400
Notes payable - financial services operations	104,003	104,003	153,168	153,168
Notes payable - other	5,092	4,440	5,938	5,112
Senior notes due 2021 (a)	300,000	304,875	300,000	298,500
Senior notes due 2025 (a)	250,000	253,750	250,000	228,750
Whole loan contracts for committed IRLCs and mortgage loans held for sale	116	116	154	154
Forward sales of mortgage-backed securities	1,973	1,973	3,305	3,305
Off-Balance Sheet Financial Instruments:
Letters of credit	—	1,457	—	944

(a)
Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at June 30, 2019 and December 31, 2018:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Whole loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2021 and Senior Notes due 2025. The fair value of these financial instruments was determined based upon market quotes at June 30, 2019 and December 31, 2018. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policy and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended June 30, 2019 under the Company’s $500 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the one-month LIBOR rate plus a margin of 250 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC (“M/I Financial”) is a party to two credit agreements: (1) a $125 million secured mortgage warehousing agreement, dated June 24, 2016, as amended (the “MIF Mortgage Warehousing

Agreement”); and (2) a $50 million mortgage repurchase agreement, dated October 30, 2017, as amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the second quarter of 2019 fluctuated with LIBOR. See Note 8 to our financial statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
Letters of Credit. Letters of credit of $58.9 million and $52.7 million represent potential commitments at June 30, 2019 and December 31, 2018, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $82.1 million and $63.6 million were covered under these guarantees as of June 30, 2019 and December 31, 2018, respectively.  The increase in loans covered by these guarantees from December 31, 2018 is a result of a change in the mix of investors and their related purchase terms.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at June 30, 2019, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $1.2 million and $0.6 million at June 30, 2019 and December 31, 2018, respectively.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of both June 30, 2019 and December 31, 2018, the total of all loans indemnified to third party insurers relating to the above agreements was $1.0 million. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company recorded a liability relating to the guarantees described above totaling $0.7 million and $0.6 million at June 30, 2019 and December 31, 2018, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
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
A summary of warranty activity for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Warranty reserves, beginning of period	$25,220	$24,301	$26,459	$26,133
Warranty expense on homes delivered during the period	3,641	3,299	6,481	5,842
Changes in estimates for pre-existing warranties	557	557	735	465
Charges related to stucco-related claims (a)	—	—	—	—
Settlements made during the period	(3,944)	(4,878)	(8,201)	(9,161)
Warranty reserves, end of period	$25,474	$23,279	$25,474	$23,279

(a)	These amounts represent charges for stucco-related repair costs net of recoveries from insurers during the period.
We have received claims related to stucco installation from homeowners in certain of our communities in our Tampa and Orlando, Florida markets and have been named as a defendant in legal proceedings initiated by certain of such homeowners. These claims primarily relate to homes built prior to 2014 which have second story elevations with frame construction.

During the three and six month periods ended June 30, 2019, we did not record any additional warranty charges or receive any additional recoveries for stucco-related repair costs. At June 30, 2019, the remaining reserve for (1) homes in our Florida communities that we have identified as needing repair but have not yet completed the repair and (2) estimated repair costs for homes in our Florida communities that we have not yet identified as needing repair but that may require repair in the future included within our warranty reserve was $5.3 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of June 30, 2019. Our remaining stucco-related reserve is gross of any recoveries. Stucco-related recoveries are recorded in the period the reimbursement is received.
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
We continue to investigate the extent to which we may be able to further recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of June 30, 2019, we are unable to estimate any additional amount that we believe is probable of recovery from these sources and, as noted above, we have not recorded a receivable for recoveries nor included an estimated amount of recoveries in determining our stucco-related warranty reserve.

Performance Bonds and Letters of Credit

At June 30, 2019, the Company had outstanding approximately $233.5 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2026. Included in this total are: (1) $167.7 million of performance and maintenance bonds and $48.8 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $10.0 million of financial letters of credit, of which $9.6 million represent deposits on land and lot purchase agreements; and (3) $7.0 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At June 30, 2019, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $574.1 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters

In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At June 30, 2019 and December 31, 2018, we had $0.5 million and $0.4 million reserved for legal expenses, respectively.
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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis during the fourth quarter of 2018, and as no indicators for impairment existed at December 31, 2018, no impairment was recorded. In addition, no indicators for impairment existed at June 30, 2019.
NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides an aggregate commitment amount of $500 million, including a $125 million sub-facility for letters of credit. The Credit Facility expires on July 18, 2021. Interest on amounts borrowed under the Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of the one-month LIBOR rate plus a margin of 250 basis points. The margin is subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio. The Credit Facility also contains certain financial covenants. At June 30, 2019, the Company was in compliance with all financial covenants of the Credit Facility.

The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $669.2 million of availability for additional senior debt at June 30, 2019. As a result, the full $500 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At June 30, 2019, there were $174.3 million of borrowings outstanding and $58.9 million of letters of credit outstanding, leaving net remaining borrowing availability of $266.8 million.
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
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $125 million. In June 2019, the Company entered into an amendment to the MIF Mortgage Warehousing Agreement, which, among other things, extends the expiration date to June 19, 2020 and increases the maximum borrowing availability to $160 million from September 25, 2019 to October 15, 2019 and from November 15, 2019 to February 4, 2020, which are periods of expected increases in the volume of mortgage originations. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the floating LIBOR rate plus a spread of 200 basis points. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At June 30, 2019, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $50 million which increased to $65 million from November 15, 2018 through February 1, 2019, a period of higher volume of mortgage originations. The MIF Mortgage Repurchase Facility expires on October 28, 2019. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 200 or 225 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At June 30, 2019, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At June 30, 2019 and December 31, 2018, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $175.0 million and $225.0 million, respectively. At June 30, 2019 and December 31, 2018, M/I Financial had $104.0 million and $153.2 million outstanding on a combined basis under its credit facilities, respectively.
Senior Notes
As of both June 30, 2019 and December 31, 2018, we had $250.0 million of our 2025 Senior Notes outstanding. The 2025 Senior Notes bear interest at a rate of 5.625% per year, payable semiannually in arrears on February 1 and August 1 of each year (commencing on February 1, 2018), and mature on August 1, 2025. We may redeem all or any portion of the 2025 Senior Notes on or after August 1, 2020 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 104.219% of the principal amount outstanding, but will decline to 102.813% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2021, will further decline to 101.406% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2022 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after August 1, 2023, but prior to maturity.
As of both June 30, 2019 and December 31, 2018, we had $300.0 million of our 2021 Senior Notes outstanding. The 2021 Senior Notes bear interest at a rate of 6.75% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2021. As of January 15, 2019, we may redeem all or any portion of the 2021 Senior Notes at 101.688% of the principal amount outstanding. This rate declines to 100.000% of the principal amount outstanding if redeemed on or after January 15, 2020, but prior to maturity.
The 2025 Senior Notes and the 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes. As of June 30, 2019, the Company was in compliance with all terms, conditions, and covenants under the indentures.
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
The indenture governing our 2025 Senior Notes and the indenture governing the 2021 Senior Notes limit our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures. In each case, the “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $229.6 million and $215.2 million at June 30, 2019 and December 31, 2018, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $5.1 million and $5.9 million as of June 30, 2019 and December 31, 2018, respectively, which are comprised of notes payable acquired in the normal course of business.

NOTE 9. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
NUMERATOR
Net income	$30,246	$27,911	$47,969	$45,974
Interest on 3.00% convertible senior subordinated notes due 2018 (a)	—	—	—	409
Diluted income available to common shareholders	$30,246	$27,911	$47,969	$46,383
DENOMINATOR
Basic weighted average shares outstanding	27,599	28,571	27,549	28,349
Effect of dilutive securities:
Stock option awards	308	353	276	409
Deferred compensation awards	183	177	202	194
3.00% convertible senior subordinated notes due 2018 (a)	—	—	—	866
Diluted weighted average shares outstanding - adjusted for assumed conversions	28,090	29,101	28,027	29,818
Earnings per common share:
Basic	$1.10	$0.98	$1.74	$1.62
Diluted	$1.08	$0.96	$1.71	$1.56
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	412	434	714	326

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

For the three and six months ended June 30, 2018, the effect of our convertible debt then outstanding was included in the diluted earnings per share calculations.
NOTE 10. Income Taxes
During the three months ended June 30, 2019 and 2018, the Company recorded a tax provision of $11.0 million and $5.6 million, respectively, which reflects income tax expense related to the periods’ income before income taxes. The effective tax rate for the three months ended June 30, 2019 and 2018 was 26.6% and 16.8%, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded a tax provision of $16.7 million and $11.4 million, respectively, which reflects income tax expense related to the periods’ income before income taxes. The effective tax rate for the six months ended June 30, 2019 and 2018 was 25.8% and 19.9%, respectively. The increase in the effective rates for the three and six months ended June 30, 2019 from prior year was primarily attributable to a $3.0 million nonrecurring tax benefit recorded during the quarter ended June 30, 2018 related to the retroactive reinstatement of energy efficient homes tax credits.
The Company had $1.7 million of state NOL carryforwards, net of the federal benefit, at June 30, 2019. Our state NOLs may be carried forward from one to 15 years, depending on the tax jurisdiction, with $0.7 million expiring between 2022 and 2027 and $1.0 million expiring between 2028 and 2032, absent sufficient state taxable income.
NOTE 11. Business Segments
The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 16 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our homebuilding reportable segments; and (3) our consolidated financial results.
In accordance with ASC 280, Segment Reporting (“ASC 280”), we have identified each homebuilding division as an operating segment and have elected to aggregate our operating segments into separate reportable segments as they share similar aggregation characteristics prescribed in ASC 280 in the following regards: (1) long-term economic characteristics; (2) historical and expected future long-term gross margin percentages; (3) housing products, production processes and methods of distribution; and (4) geographical proximity.

During 2019, we decided to wind down our Washington, D.C. operations, which we expect to substantially complete by the end of 2019. As a result, during the second quarter of 2019, we re-evaluated our reportable segments and determined that none of our separate Mid-Atlantic operating segments met the reportable criteria set forth in ASC 280. Therefore, we elected to aggregate our Charlotte and Raleigh, North Carolina and Washington, D.C. operating segments into our existing Southern region based on the aggregation criteria described above. All prior year segment information has been recast to conform with the 2019 presentation. The change in the reportable segments has no effect on the Company's condensed consolidated balance sheets, statement of income or statement of cash flows for the periods presented.
As a result of this re-evaluation, we have determined our reportable segments are: Northern homebuilding; Southern homebuilding; and financial services operations.
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Northern	Southern
Chicago, Illinois	Orlando, Florida
Cincinnati, Ohio	Sarasota, Florida
Columbus, Ohio	Tampa, Florida
Indianapolis, Indiana	Austin, Texas
Minneapolis/St. Paul, Minnesota	Dallas/Fort Worth, Texas
Detroit, Michigan	Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Washington, D.C. (a)

(a)
During 2019, we decided to wind down our Washington, D.C. operations, which we expect to substantially complete by the end of 2019.

The following table shows, by segment: revenue, operating income and interest expense for the three and six months ended June 30, 2019 and 2018, as well as the Company’s income before income taxes for such periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Revenue:
Northern homebuilding	$252,870	$226,902	$453,232	$385,522
Southern homebuilding	356,513	319,320	625,477	583,531
Financial services (a)	14,303	11,876	26,086	26,902
Total revenue	$623,686	$558,098	$1,104,795	$995,955

Operating income:
Northern homebuilding (b)	$24,437	$18,981	$40,972	$31,198
Southern homebuilding	26,214	24,476	43,808	41,918
Financial services (a)	7,639	5,938	13,334	15,478
Less: Corporate selling, general and administrative expense	(12,077)	(10,890)	(21,509)	(18,948)
Total operating income (b)	$46,213	$38,505	$76,605	$69,646

Interest expense:
Northern homebuilding	$1,374	$1,812	$3,855	$3,878
Southern homebuilding	2,888	2,381	6,456	5,424
Financial services (a)	935	695	1,678	1,464
Total interest expense	$5,197	$4,888	$11,989	$10,766

Equity in (income) loss from joint venture arrangements	(187)	86	(66)	(224)
Acquisition and integration costs (c)	—	—	—	1,700

Income before income taxes	$41,203	$33,531	$64,682	$57,404

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

(b)
Includes $0.1 million and $3.0 million of acquisition-related charges taken during the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $3.9 million of acquisition-related charges taken during the six months ended June 30, 2019 and 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

The following tables show total assets by segment at June 30, 2019 and December 31, 2018:

	June 30, 2019
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$4,159	$28,194		$—		$32,353
Inventory (a)	725,541	1,005,585		—		1,731,126
Investments in joint venture arrangements	1,685	39,659		—		41,344
Other assets (d)	25,903	55,393	(b)	203,087	(c)	284,383
Total assets	$757,288	$1,128,831		$203,087		$2,089,206

	December 31, 2018
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$5,725	$27,937		$—		$33,662
Inventory (a)	696,057	944,741		—		1,640,798
Investments in joint venture arrangements	1,562	34,308		—		35,870
Other assets	19,524	43,086	(b)	248,641	(c)	311,251
Total assets	$722,868	$1,050,072		$248,641		$2,021,581

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

(c)	Includes asset held for sale for $5.6 million.

(d)	Includes $19.4 million of operating lease right-of-use assets recorded as a result of the adoption of ASU 2016-02 on January 1, 2019. See Note 1 and Note 15 for further information.

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
As of June 30, 2019, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$609,383	$14,303	$—	$623,686
Costs and expenses:
Land and housing	—	503,857	—	—	503,857
General and administrative	—	29,315	6,849	—	36,164
Selling	—	37,452	—	—	37,452
Equity in income from joint venture arrangements	—	—	(187)	—	(187)
Interest	—	4,263	934	—	5,197
Total costs and expenses	—	574,887	7,596	—	582,483

Income before income taxes	—	34,496	6,707	—	41,203

Provision for income taxes	—	9,578	1,379	—	10,957

Equity in subsidiaries	30,246	—	—	(30,246)	—

Net income	$30,246	$24,918	$5,328	$(30,246)	$30,246

	Three Months Ended June 30, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$546,222	$11,876	$—	$558,098
Costs and expenses:
Land and housing	—	449,336	—	—	449,336
General and administrative	—	28,570	6,096	—	34,666
Selling	—	35,591	—	—	35,591
Equity in loss from joint venture arrangements	—	—	86	—	86
Interest	—	4,193	695	—	4,888
Total costs and expenses	—	517,690	6,877	—	524,567

Income before income taxes	—	28,532	4,999	—	33,531

Provision for income taxes	—	4,552	1,068	—	5,620

Equity in subsidiaries	27,911	—	—	(27,911)	—

Net income	$27,911	$23,980	$3,931	$(27,911)	$27,911

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended June 30, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,078,709	$26,086	$—	$1,104,795
Costs and expenses:
Land and housing	—	892,324	—	—	892,324
General and administrative	—	53,748	13,115	—	66,863
Selling	—	69,003	—	—	69,003
Equity in income from joint venture arrangements	—	—	(66)	—	(66)
Interest	—	10,312	1,677	—	11,989
Total costs and expenses	—	1,025,387	14,726	—	1,040,113

Income before income taxes	—	53,322	11,360	—	64,682

Provision for income taxes	—	14,333	2,380	—	16,713

Equity in subsidiaries	47,969	—	—	(47,969)	—

Net income	$47,969	$38,989	$8,980	$(47,969)	$47,969

	Six Months Ended June 30, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$969,053	$26,902	$—	$995,955
Costs and expenses:
Land and housing	—	798,038	—	—	798,038
General and administrative	—	50,741	11,876	—	62,617
Selling	—	65,654	—	—	65,654
Acquisition and integration costs	—	1,700	—	—	1,700
Equity in income from joint venture arrangements	—	—	(224)	—	(224)
Interest	—	9,301	1,465	—	10,766
Total costs and expenses	—	925,434	13,117	—	938,551

Income before income taxes	—	43,619	13,785	—	57,404

Provision for income taxes	—	8,458	2,972	—	11,430

Equity in subsidiaries	45,974	—	—	(45,974)	—

Net income	$45,974	$35,161	$10,813	$(45,974)	$45,974

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$3,473	$16,920	$—	$20,393
Mortgage loans held for sale	—	—	123,909	—	123,909
Inventory	—	1,763,479	—	—	1,763,479
Property and equipment - net	—	27,179	915	—	28,094
Investment in joint venture arrangements	—	38,589	2,755	—	41,344
Operating lease right-of-use assets	—	15,908	3,489	—	19,397
Deferred income tax asset	—	12,594	—	—	12,594
Investment in subsidiaries	860,824	—	—	(860,824)	—
Intercompany assets	586,815	—	—	(586,815)	—
Goodwill	—	16,400	—	—	16,400
Other assets	1,869	49,789	11,938	—	63,596
TOTAL ASSETS	$1,449,508	$1,927,411	$159,926	$(1,447,639)	$2,089,206

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$153,221	$849	$—	$154,070
Customer deposits	—	38,048	—	—	38,048
Operating lease liabilities	—	15,911	3,486	—	19,397
Intercompany liabilities	—	582,352	4,463	(586,815)	—
Other liabilities	—	113,647	7,166	—	120,813
Community development district obligations	—	10,866	—	—	10,866
Obligation for consolidated inventory not owned	—	13,109	—	—	13,109
Notes payable bank - homebuilding operations	—	174,300	—	—	174,300
Notes payable bank - financial services operations	—	—	104,003	—	104,003
Notes payable - other	—	5,092	—	—	5,092
Senior notes due 2021 - net	298,436	—	—	—	298,436
Senior notes due 2025 - net	246,832	—	—	—	246,832
TOTAL LIABILITIES	545,268	1,106,546	119,967	(586,815)	1,184,966

SHAREHOLDERS’ EQUITY	904,240	820,865	39,959	(860,824)	904,240

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,449,508	$1,927,411	$159,926	$(1,447,639)	$2,089,206

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$5,554	$15,975	$—	$21,529
Mortgage loans held for sale	—	—	169,651	—	169,651
Inventory	—	1,674,460	—	—	1,674,460
Property and equipment - net	—	28,485	910	—	29,395
Investment in joint venture arrangements	—	33,297	2,573	—	35,870
Deferred income tax asset	—	13,482	—	—	13,482
Investment in subsidiaries	817,986	—	—	(817,986)	—
Intercompany assets	579,447	—	—	(579,447)	—
Goodwill	—	16,400	—	—	16,400
Other assets	2,325	47,738	10,731	—	60,794
TOTAL ASSETS	$1,399,758	$1,819,416	$199,840	$(1,397,433)	$2,021,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$131,089	$422	$—	$131,511
Customer deposits	—	32,055	—	—	32,055
Intercompany liabilities	—	578,498	949	(579,447)	—
Other liabilities	—	140,860	9,191	—	150,051
Community development district obligations	—	12,392	—	—	12,392
Obligation for consolidated inventory not owned	—	19,308	—	—	19,308
Notes payable bank - homebuilding operations	—	117,400	—	—	117,400
Notes payable bank - financial services operations	—	—	153,168	—	153,168
Notes payable - other	—	5,938	—	—	5,938
Senior notes due 2021 - net	297,884	—	—	—	297,884
Senior notes due 2025 - net	246,571	—	—	—	246,571
TOTAL LIABILITIES	544,455	1,037,540	163,730	(579,447)	1,166,278

SHAREHOLDERS’ EQUITY	855,303	781,876	36,110	(817,986)	855,303

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,399,758	$1,819,416	$199,840	$(1,397,433)	$2,021,581

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$5,130	$(41,562)	$52,179	$(5,130)	$10,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,411)	(188)	—	(1,599)
Intercompany investing	(3,257)	—	—	3,257	—
Investments in and advances to joint venture arrangements	—	(15,119)	(162)	—	(15,281)
Return of capital from unconsolidated joint ventures	—	—	150	—	150
Net cash (used in) provided by investing activities	(3,257)	(16,530)	(200)	3,257	(16,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	374,500	—	—	374,500
Principal repayments of bank borrowings - homebuilding operations	—	(317,600)	—	—	(317,600)
Net repayments of bank borrowings - financial services operations	—	—	(49,165)	—	(49,165)
Principal repayment of notes payable - other and CDD bond obligations	—	(845)	—	—	(845)
Proceeds from exercise of stock options	3,277	—	—	—	3,277
Intercompany financing	—	(44)	3,301	(3,257)	—
Repurchase of common shares	(5,150)	—	—	—	(5,150)
Dividends paid	—	—	(5,130)	5,130	—
Debt issue costs	—	—	(40)	—	(40)
Net cash (used in) provided by financing activities	(1,873)	56,011	(51,034)	1,873	4,977

Net (decrease) increase in cash, cash equivalents and restricted cash	—	(2,081)	945	—	(1,136)
Cash, cash equivalents and restricted cash balance at beginning of period	—	5,554	15,975	—	21,529
Cash, cash equivalents and restricted cash balance at end of period	$—	$3,473	$16,920	$—	$20,393

	Six Months Ended June 30, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$5,750	$(95,387)	$74,462	$(5,750)	$(20,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(4,449)	(166)	—	(4,615)
Acquisition, net of cash acquired	—	(100,960)	—	—	(100,960)
Intercompany Investing	(6,176)	—	—	6,176	—
Investments in and advances to joint venture arrangements	—	(3,485)	(836)	—	(4,321)
Return of capital from unconsolidated joint ventures	—	—	676	—	676
Proceeds from the sale of mortgage servicing rights	—	—	6,335	—	6,335
Net cash (used in) provided by investing activities	(6,176)	(108,894)	6,009	6,176	(102,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible senior subordinated notes due 2018	—	(65,941)	—	—	(65,941)
Proceeds from bank borrowings - homebuilding operations	—	353,900	—	—	353,900
Principal repayments of bank borrowings - homebuilding operations	—	(172,100)	—	—	(172,100)
Net repayments of bank borrowings - financial services operations	—	—	(75,032)	—	(75,032)
Principal repayments of notes payable - other and CDD bond obligations	—	(1,214)	—	—	(1,214)
Intercompany financing	—	8,862	(2,686)	(6,176)	—
Dividends paid	—	—	(5,750)	5,750	—
Debt issue costs	—	(75)	(40)	—	(115)
Proceeds from exercise of stock options	426	—	—	—	426
Net cash provided by (used in) financing activities	426	123,432	(83,508)	(426)	39,924

Net decrease in cash, cash equivalents and restricted cash	—	(80,849)	(3,037)	—	(83,886)
Cash, cash equivalents and restricted cash balance at beginning of period	—	131,522	20,181	—	151,703
Cash, cash equivalents and restricted cash balance at end of period	$—	$50,673	$17,144	$—	$67,817

NOTE 13. Share Repurchase Program
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. During the first quarter of 2019, the Company repurchased 0.2 million outstanding common shares at an aggregate purchase price of $5.2 million under the 2018 Share Repurchase Program. The Company did not repurchase any shares during the second quarter of 2019. As of June 30, 2019, the Company has repurchased 1.3 million outstanding common shares at an aggregate purchase price of $30.9 million under the 2018 Share Repurchase Program and $19.1 million remains available for repurchases under the 2018 Share Repurchase Program. The timing, amount and other terms and conditions of any additional repurchases under the 2018 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, corporate considerations, general market and economic conditions and legal requirements. The 2018 Share Repurchase Program does not have an expiration date and the Board may modify, discontinue or suspend it at any time.

NOTE 14. Revenue Recognition
Revenue and the related profit from the sale of a home and revenue and the related profit from the sale of land to third parties are recognized in the financial statements on the date of closing if delivery has occurred, title has passed to the buyer , all performance obligations (as defined below) have been met, and control of the home or land is transferred to the buyer in an amount that reflects the consideration we expect to be entitled to in exchange for the home or land. If not received immediately upon closing, cash proceeds from home closings are held in escrow for the Company’s benefit, typically for up to three days, and are included in Cash, cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets.

Sales incentives vary by type of incentive and by amount on a community-by-community and home-by-home basis. The costs of any sales incentives in the form of free or discounted products and services provided to homebuyers are reflected in Land and housing costs in the Condensed Consolidated Statements of Income because such incentives are identified in our home purchase contracts with homebuyers as an intrinsic part of our single performance obligation to deliver and transfer title to their home for the transaction price stated in the contracts. Sales incentives that we may provide in the form of closing cost allowances are recorded as a reduction of housing revenue at the time the home is delivered.

We record sales commissions within Selling expenses in the Condensed Consolidated Statements of Income when incurred (i.e. when the home is delivered) as the amortization period is generally one year or less and therefore capitalization is not required as part of the practical expedient for incremental costs of obtaining a contract.

Contract liabilities include customer deposits related to sold but undelivered homes. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. Contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of our home purchase contracts have a single performance obligation as the promise to transfer the home is not separately identifiable from other promises in the contract and, therefore, not distinct. Our performance obligation, to deliver the agreed-upon home, is generally satisfied in less than one year from the original contract date. Deferred revenue resulting from uncompleted performance obligations existing at the time we deliver new homes to our homebuyers is not material.

Although our third party land sale contracts may include multiple performance obligations, the revenue we expect to recognize in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. We do not disclose the value of unsatisfied performance obligations for land sale contracts with an original expected duration of one year or less.
We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans are sold and/or related servicing rights are sold to third party investors or retained and managed under a third party sub-service arrangement. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee. We recognize financial services revenue associated with our title operations as homes are delivered, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is delivered. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.

The following table presents our revenues disaggregated by geography (as explained in further detail in Note 11, all prior year segment information has been recast to conform with the 2019 presentation):

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Northern homebuilding	$252,870	$226,902	$453,232	$385,522
Southern homebuilding	356,513	319,320	625,477	583,531
Financial services (a)	14,303	11,876	26,086	26,902
Total revenue	$623,686	$558,098	$1,104,795	$995,955

(a)
Revenues include hedging losses of $2.6 million and hedging gains of $0.2 million for the three months ended June 30, 2019 and 2018, respectively. Revenues include hedging losses of $6.0 million and hedging gains of $3.2 million for the six months ended June 30, 2019 and 2018, respectively. Hedging gains and losses do not represent revenues recognized from contracts with customers.

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Housing	$597,870	$545,034	$1,064,178	$963,458
Land sales	11,513	1,188	14,531	5,595
Financial services (a)	14,303	11,876	26,086	26,902
Total revenue	$623,686	$558,098	$1,104,795	$995,955

(a)
Revenues include hedging losses of $2.6 million and hedging gains of $0.2 million for the three months ended June 30, 2019 and 2018, respectively. Revenues include hedging losses of $6.0 million and hedging gains of $3.2 million for the six months ended June 30, 2019 and 2018, respectively. Hedging gains and losses do not represent revenues recognized from contracts with customers.

NOTE 15. Operating Leases
On January 1, 2019, the Company adopted ASC 842, Leases (“ASC 842”), using the initial date of adoption method (as defined in Note 1 above), whereby the adoption does not impact any periods prior to 2019. The Company recorded an operating ROU asset and an operating lease liability of $20.9 million on its Unaudited Condensed Consolidated Balance Sheets upon adoption. The Company elected to adopt the package of practical expedients and, accordingly, did not reassess any previously expired or existing arrangements and related classification under ASC 840. See Note 1 for further discussion on the Company’s lease accounting policy and the adoption of other practical expedients.

As of June 30, 2019, the Company has additional operating leases, which have not yet commenced, of approximately $25 million. This balance relates primarily to a new ten-year renewable lease for our corporate headquarters expected to commence in 2020.

During the first half of 2019, the Company increased both its operating ROU asset and operating lease liability by $1.1 million as a result of additional leases commencing as well as modifications to existing leases during the first half of the year. Partially offsetting this, the Company’s operating ROU asset and operating lease liability reduced by $2.6 million (which is recorded within our Unaudited Condensed Consolidated Statement of Cash Flows in the change in Other Assets and Other Liabilities) as a result of ROU asset amortization and periodic lease expense. As of June 30, 2019, the Company’s ROU asset and operating lease liability had a balance of $19.4 million on its Unaudited Condensed Consolidated Balance Sheets.

For the three and six months ended June 30, 2019, the Company had the following:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2019

Operating lease expense	$1,547	$3,092
Variable lease expense	473	878
Short-term lease expense	459	877
Total lease expense	$2,479	$4,847

		As of June 30, 2019
Weighted-average remaining lease term		4.2 years
Weighted-average discount rate		5.0%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2019:

(Dollars in thousands)	June 30, 2019
7/1/2019 - 12/31/2019	$3,058
2020	5,425
2021	4,644
2022	3,986
2023	2,735
2024	1,480
Thereafter	274
Total lease payments	21,602
Less: Imputed interest	(2,205)
Total operating lease liability	$19,397

At December 31, 2018, under ASC 840, Leases (“ASC 840”), the future minimum rental commitments totaled $22.5 million under non-cancelable operating leases with initial terms in excess of one year as follows:  2019 - $5.5 million; 2020 - $4.4 million; 2021 - $4.1 million; 2022 - $3.8 million; 2023 - $2.8 million; and $1.9 million thereafter.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 114,800 homes since we commenced homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)). In addition, the Hans Hagen brand is used in older communities in our Minneapolis/St. Paul, Minnesota market, and, following our acquisition of the homebuilding assets and operations of Pinnacle Homes, a privately-held homebuilder in the Detroit, Michigan market (“Pinnacle Homes”), in March 2018, the Pinnacle Homes brand is used in certain communities in that market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C. (see “- Results of Operations - Overview” for more information regarding our decision in the first quarter of 2019 to wind down our Washington D.C. operations).
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended June 30, 2019 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K, other than the changes described in Note 1 (Basis of Presentation) to our financial statements of this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
During 2019, we decided to wind down our Washington, D.C. operations, which we expect to substantially complete by the end of 2019. As a result, during the second quarter of 2019, we re-evaluated our reportable segments and determined that none of our separate Mid-Atlantic operating segments met the reportable criteria set forth in ASC 280, Segment Reporting (“ASC 280”). Therefore, we elected to aggregate our Charlotte and Raleigh, North Carolina and Washington, D.C. operating segments into our existing Southern region based on the aggregation criteria described in Note 11. All prior year segment information has been recast to conform with the 2019 presentation. The change in the reportable segments has no effect on the Company's condensed consolidated balance sheets, statement of income or statement of cash flows for the periods presented.
As a result of this re-evaluation, we have determined our reportable segments are: Northern homebuilding; Southern homebuilding; and financial services operations.
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Northern	Southern
Chicago, Illinois	Orlando, Florida
Cincinnati, Ohio	Sarasota, Florida
Columbus, Ohio	Tampa, Florida
Indianapolis, Indiana	Austin, Texas
Minneapolis/St. Paul, Minnesota	Dallas/Fort Worth, Texas
Detroit, Michigan	Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Washington, D.C. (a)

(a)	During 2019, we decided to wind down our Washington, D.C. operations, which we expect to substantially complete by the end of 2019.

Overview
For both the second quarter and first half of 2019, we achieved record levels of new contracts, homes delivered, revenue and net income. We also reached record-high income before income taxes of $41.2 million during 2019’s second quarter, increasing 23% over 2018’s $33.5 million. This improvement reflects higher homes delivered, a higher average closing price, improved overhead leverage and lower acquisition-related expenses in 2019, offset by a decline in gross margin percentage which is primarily due to rising labor costs. Our complementary financial services business also achieved record revenue in the second quarter and a record number of loans originated in both the second quarter and first half of 2019. Fundamental housing market factors were generally favorable in 2019's first half, with strong employment levels, relatively high consumer confidence and a limited supply of homes available for sale. We believe housing market conditions will remain relatively favorable during the remainder of 2019. However, we also believe rising land and labor costs may continue to impose pressure on affordability levels in many of our markets.
Favorable market conditions along with the execution of our strategic business initiatives enabled us to achieve the following record results during the quarter and first half ended June 30, 2019 in comparison to the second quarter and first half of 2018:

•	New contracts increased 6% to1,731 and less than 1% to 3,375, respectively

•	Homes delivered increased 9% to 1,538 homes and 8% to 2,724 homes, respectively

•	Average sales price of homes delivered increased 1% to $389,000 and 3% to $391,000, respectively

•	Revenue increased 12% to $623.7 million and 11% to $1.1 billion, respectively

•	Number of active communities at June 30, 2019 increased 5% to 220 - an all-time record for the Company
In addition to the record results described above, while not a second quarter record, our backlog sales value exceeded $1.12 billion at the end of the second quarter, and our company-wide absorption pace of sales per community for the second quarter of 2019 was 2.7 per month versus 2.6 per month for 2019’s first quarter.
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
Income before income taxes for the second quarter of 2019 increased 22.9% from $33.5 million in the second quarter of 2018 to $41.2 million in the second quarter 2019. Income before income taxes for the three months ended June 30, 2019 and 2018 was unfavorably impacted by $0.1 million and $3.0 million of acquisition-related charges as a result of our acquisition of Pinnacle Homes in March 2018, respectively. Excluding these acquisition-related charges for both the three months ended June 30, 2019 and 2018, adjusted income before income taxes increased 13% from $36.5 million in the second quarter of 2018 to $41.3 million in the second quarter 2019. For the six months ended June 30, 2019, income before income taxes increased 13% from $57.4 million for the first half of 2018 to $64.7 million. Income before income taxes for the six months ended June 30, 2019 was unfavorably impacted by $0.6 million of acquisition-related charges as a result of our acquisition of Pinnacle Homes in March 2018. Income before income taxes for the six months ended June 30, 2018 was unfavorably impacted by $3.9 million of acquisition-related charges and $1.7 million of acquisition and integration costs, which were incurred as a result of our acquisition of Pinnacle Homes. Excluding these acquisition-related charges for both the first half of 2019 and 2018, adjusted income before income taxes increased 4% from $63.0 million in 2018's first half to $65.2 million in 2019's first half.
We achieved net income of $30.2 million, or $1.08 per diluted share, in 2019's second quarter, which included $0.1 million of pre-tax acquisition-related charges as discussed above. This compares to net income of $27.9 million, or $0.96 per diluted share, in 2018's second quarter, which included $3.0 million of pre-tax acquisition-related charges ($0.08 per diluted share) as discussed above. Exclusive of these charges in both periods, our adjusted net income increased $0.2 million to $30.3 million in the second quarter of 2019 compared to $30.1 million in the prior year. Our effective tax rate was 26.6% in 2019’s second quarter compared to 16.8% in 2018. In the first half of 2019, we achieved net income of $48.0 million, or $1.71 per diluted share, which included $0.6 million ($0.01 per diluted share) of pre-tax acquisition-related charges as discussed above. This compares to net income of $46.0 million, or $1.56 per diluted share, in the first half of 2018, which included $3.9 million of pre-tax acquisition-related charges and a $1.7 million charge for acquisition and integration costs (collectively $0.14 per diluted share) as discussed above. Exclusive of these acquisition-related charges in both periods, our adjusted net income decreased to $48.4 million in the first half of 2019 compared to $50.1 million in the prior year. Our effective tax rate was 25.8% in 2019’s the first half compared to 19.9% in 2018’s first half.
During the quarter ended June 30, 2019, we recorded record second quarter total revenue of $623.7 million, of which $597.9 million was from homes delivered, $11.5 million was from land sales and $14.3 million was from our financial services operations. Revenue from homes delivered increased 10% in 2019's second quarter compared to the same period in 2018 driven primarily by a 9% increase in the number of homes delivered (129 units) and a 1% increase in the average sales price of homes delivered ($2,000 per home delivered). Revenue from land sales increased $10.3 million from the second quarter of 2018 primarily due to more land sales in our Southern region in 2019's second quarter compared to the prior year. Revenue from our financial services segment increased 20% to a second quarter record of $14.3 million in the second quarter of 2019 as a result of an increase in loans closed and sold in addition to improvement in margins on loans sold compared to 2018's second quarter. During the first half of 2019, we recorded record total revenue of $1.1 billion, of which $1.06 billion was from homes delivered, $14.5 million was from land sales and $26.1 million was from our financial services operations. Revenue from homes delivered increased 10% in 2019's first half compared to the same period in 2018 driven primarily by an 8% increase in the number of homes delivered (193 units) and a 3% increase in the average sales price of homes delivered ($10,000 per home delivered). Revenue from land sales increased 8.9 million from 2018's first half primarily due to more land sales in our Southern region in 2019's first six months compared to the prior year. Revenue from our financial services segment decreased 3% to $26.1 million in the first half of 2019 as a result of lower margins on loans sold during the period than we experienced in first half of 2018, primarily during the first quarter of 2019.
Total gross margin (total revenue less total land and housing costs) increased $11.1 million in the second quarter of 2019 compared to the second quarter of 2018 as a result of an $8.7 million improvement in the gross margin of our homebuilding operations and a $2.4 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $8.4 million as a result of the 9% increase in the number of homes delivered and the 1% increase in the average sales price of homes delivered. Our housing gross margin percentage declined 20 basis points from 17.8% in prior year's second quarter to 17.6% in 2019's second quarter. Exclusive of the $0.1 million and $3.0 million of acquisition-related charges (as discussed above) taken in the second quarter of 2019 and 2018, respectively, our adjusted housing gross margin percentage declined 70 basis points from 18.3% in prior year's second quarter to 17.6% in 2019's second quarter, primarily as a result of the mix of homes delivered during 2019's second quarter compared to the same period in the prior year as well as higher lot costs when compared to the same period in 2018. Our gross margin on land sales (land sale gross margin) improved $0.3 million as a result of more third party land sales in the second quarter of 2019 compared to the second quarter of 2018. The gross margin of our financial services operations increased $2.4 million in the second quarter compared to the second quarter of 2018 as a result of an increase in loans closed and sold in addition to improvement in margins on loans sold. Total gross margin increased $14.6 million in the first half of 2019 compared to the first half of 2018 as a result of a $15.4 million improvement in the gross margin of our homebuilding operations, offset partially by a $0.8 million decline in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $15.4 million as a result of the 8% increase in the number of homes delivered and the 3% increase in the average sales price of homes delivered. Our housing gross margin percentage declined 20 basis points from 17.7% in prior year's first half to 17.5% in 2019's first six month period. Exclusive of the $0.6 million and $3.9 million of acquisition-related charges (as discussed above) taken in the first half of 2019 and 2018, respectively, our adjusted housing gross margin percentage declined 60 basis points from 18.1% in the prior year’s first half to 17.5% in 2019's first six months, primarily as a result of the mix of homes delivered during the first half of 2019 compared to the same period in the prior year as well as higher lot costs when compared to the same period in 2018. Our gross margin on land sales remained flat in 2019's first six months compared to 2018's first six months. The gross margin of our financial services operations decreased $0.8 million in the first half of 2019 compared to the first half of 2018 as a result of a decline in margins on loans sold, offset in part by increases in the number of loan originations and the average loan amount.

We opened 42 new communities during the first half of 2019. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. As a result, our new contracts and housing gross margin may fluctuate up or down from quarter to quarter depending on the mix of communities delivering homes.
For the three months ended June 30, 2019, selling, general and administrative expense increased $3.4 million, which partially offset the increase in our gross margin dollars discussed above, but declined as a percentage of revenue from 12.6% in the second quarter of 2018 to 11.8% in the second quarter of 2019. Selling expense increased $1.9 million from 2018's second quarter but improved as a percentage of revenue to 6.0% in 2019's second quarter compared to 6.4% for the same period in 2018. Variable selling expense for sales commissions contributed $1.7 million to the increase due to the higher average sales price of homes delivered and the higher number of homes delivered in the quarter. The increase in selling expense was also attributable to a $0.2 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased average community count. General and administrative expense increased $1.5 million compared to the second quarter of 2018 but declined as a percentage of revenue from 6.2% in the second quarter of 2018 to 5.8% in the second quarter of 2019. The dollar increase in general and administrative expense was primarily due to a $1.0 million increase in land related expenses due to the increase in average community count and a $0.5 million increase in compensation related expenses due to our increased headcount. For the six months ended June 30, 2019, selling, general and administrative expense increased $7.6 million, which partially offset the increase in our gross margin dollars discussed above, but declined as a percentage of revenue from 12.9% in the six months ended June 30, 2018 to 12.3% in the first six months of 2019. Selling expense increased $3.3 million from the first half of 2018 but improved as a percentage of revenue to 6.2% in 2019’s first six months compared to 6.6% for the same period in 2018. Variable selling expense for sales commissions contributed $2.6 million to the increase due to the higher average sales price of homes delivered and the higher number of homes delivered year to date. The increase in selling expense was also attributable to a $0.7 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased average community count. General and administrative expense increased $4.3 million compared to the first half of 2018 but declined as a percentage of revenue from 6.3% in the first half of 2018 to 6.1% in the first half of 2019. The dollar increase in general and administrative expense was primarily due to a $1.8 million increase in land related expenses due to our higher average community count, a $1.5 million increase in compensation related expenses due to our increased headcount, a $0.6 million increase in costs associated with new information systems, and a $0.4 million increase related to employee severance benefits as a result of the wind down of our Washington, D.C. operations.
Outlook
During the first half of 2019, mortgage interest rates moderated, which we believe provided a catalyst for improved consumer confidence and demand for new homes. We continue to believe that the basic underlying housing market fundamentals of low unemployment, higher wages and low inventory levels remain favorable.

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
Consistent with these objectives, we took a number of steps during the first six months of 2019 for continued improvement in our financial and operating results in 2019 and beyond, including investing $166.3 million in land acquisitions and $116.7 million in land development to help grow our presence in our existing markets. We currently estimate that we will spend approximately $550 million to $600 million on land purchases and land development in 2019, including the $283.0 million spent during the first six months of 2019. However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home sales and deliveries, and we will adjust our land spending accordingly. We opened 42 communities and closed 31 communities in the first half of 2019, ending the first six months of 2019 with a total of 220 communities compared to 209 communities at June 30, 2018.
Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics will continue in the future.

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Revenue:
Northern homebuilding	$252,870	$226,902	$453,232	$385,522
Southern homebuilding	356,513	319,320	625,477	583,531
Financial services (a)	14,303	11,876	26,086	26,902
Total revenue	$623,686	$558,098	$1,104,795	$995,955

Gross margin:
Northern homebuilding (b)	$45,139	$38,713	$79,693	$66,422
Southern homebuilding	60,387	58,173	106,692	104,593
Financial services (a)	14,303	11,876	26,086	26,902
Total gross margin (b)	$119,829	$108,762	$212,471	$197,917

Selling, general and administrative expense:
Northern homebuilding	$20,702	$19,732	$38,721	$35,224
Southern homebuilding	34,173	33,697	62,884	62,675
Financial services (a)	6,664	5,938	12,752	11,424
Corporate	12,077	10,890	21,509	18,948
Total selling, general and administrative expense	$73,616	$70,257	$135,866	$128,271

Operating income (loss):
Northern homebuilding (b)	$24,437	$18,981	$40,972	$31,198
Southern homebuilding	26,214	24,476	43,808	41,918
Financial services (a)	7,639	5,938	13,334	15,478
Less: Corporate selling, general and administrative expense	(12,077)	(10,890)	(21,509)	(18,948)
Total operating income (b) (c)	$46,213	$38,505	$76,605	$69,646

Interest expense:
Northern homebuilding	$1,374	$1,812	$3,855	$3,878
Southern homebuilding	2,888	2,381	6,456	5,424
Financial services (a)	935	695	1,678	1,464
Total interest expense	$5,197	$4,888	$11,989	$10,766

Equity in (income) loss of joint venture arrangements	(187)	86	(66)	(224)
Acquisition and integration costs (c)	—	—	—	1,700

Income before income taxes	$41,203	$33,531	$64,682	$57,404

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

(b)
Includes $0.1 million and $3.0 million of acquisition-related charges taken during the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $3.9 million of acquisition-related charges taken during the six months ended June 30, 2019 and 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

The following tables show total assets by segment at June 30, 2019 and December 31, 2018:

	At June 30, 2019
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$4,159	$28,194		$—		$32,353
Inventory (a)	725,541	1,005,585		—		1,731,126
Investments in joint venture arrangements	1,685	39,659		—		41,344
Other assets (d)	25,903	55,393	(b)	203,087	(c)	284,383
Total assets	$757,288	$1,128,831		$203,087		$2,089,206

	At December 31, 2018
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$5,725	$27,937		$—		$33,662
Inventory (a)	696,057	944,741		—		1,640,798
Investments in joint venture arrangements	1,562	34,308		—		35,870
Other assets	19,524	43,086	(b)	248,641	(c)	311,251
Total assets	$722,868	$1,050,072		$248,641		$2,021,581

(a)
Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

(c)	Includes asset held for sale for $5.6 million.

(d)
Includes $19.4 million of operating lease right-of-use assets recorded as a result of the adoption of ASU 2016-02 on January 1, 2019. See Note 1 and Note 15 to our Unaudited Condensed Consolidated Financial Statements for further information.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Northern Region
Homes delivered	614	554	1,088	965
New contracts, net	703	656	1,405	1,354
Backlog at end of period	1,247	1,330	1,247	1,330
Average sales price of homes delivered	$412	$409	$416	$399
Average sales price of homes in backlog	$424	$420	$424	$420
Aggregate sales value of homes in backlog	$528,400	$558,040	$528,400	$558,040
Housing revenue	$252,870	$226,598	$452,147	$385,093
Land sale revenue	$—	$304	$1,085	$429
Operating income homes (a) (b)	$24,437	$18,891	$40,917	$30,985
Operating income land	$—	$90	$55	$213
Number of average active communities	89	85	89	80
Number of active communities, end of period	88	87	88	87
Southern Region
Homes delivered	924	855	1,636	1,566
New contracts, net	1,028	975	1,970	2,016
Backlog at end of period	1,598	1,636	1,598	1,636
Average sales price of homes delivered	$373	$372	$374	$369
Average sales price of homes in backlog	$373	$377	$373	$377
Aggregate sales value of homes in backlog	$596,357	$616,422	$596,357	$616,422
Housing revenue	$345,000	$318,436	$612,031	$578,365
Land sale revenue	$11,513	$884	$13,446	$5,166
Operating income homes (a)	$25,814	$24,484	$43,408	$41,645
Operating income land	$400	$(8)	$400	$273
Number of average active communities	128	122	125	121
Number of active communities, end of period	132	122	132	122
Total Homebuilding Regions
Homes delivered	1,538	1,409	2,724	2,531
New contracts, net	1,731	1,631	3,375	3,370
Backlog at end of period	2,845	2,966	2,845	2,966
Average sales price of homes delivered	$389	$387	$391	$381
Average sales price of homes in backlog	$395	$396	$395	$396
Aggregate sales value of homes in backlog	$1,124,756	$1,174,462	$1,124,756	$1,174,462
Housing revenue	$597,870	$545,034	$1,064,178	$963,458
Land sale revenue	$11,513	$1,188	$14,531	$5,595
Operating income homes (a) (b)	$50,251	$43,375	$84,325	$72,630
Operating income land	$400	$82	$455	$486
Number of average active communities	217	207	214	201
Number of active communities, end of period	220	209	220	209

(a)	Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

(b)
Includes $0.1 million and $3.0 million of acquisition-related charges taken during the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $3.9 million of acquisition-related charges taken during the six months ended June 30, 2019 and 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Financial Services
Number of loans originated	1,037	930	1,835	1,711
Value of loans originated	$319,789	$284,320	$570,989	$519,802

Revenue	$14,303	$11,876	$26,086	$26,902
Less: Selling, general and administrative expenses	6,664	5,938	12,752	11,424
Less: Interest expense	935	695	1,678	1,464

Income before income taxes	$6,704	$5,243	$11,656	$14,014
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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Northern	12.1%	13.5%	10.4%	11.8%
Southern	15.4%	14.0%	14.9%	13.4%

Total cancellation rate	14.1%	13.7%	13.1%	12.7%

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
Adjusted housing gross margin, adjusted income before income taxes and adjusted net income are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Housing revenue	$597,870	$545,034	$1,064,178	$963,458
Housing cost of sales	492,744	448,230	878,248	792,929

Housing gross margin	105,126	96,804	185,930	170,529
Add: Acquisition-related charges (a)	129	2,961	557	3,857

Adjusted housing gross margin	$105,255	$99,765	$186,487	$174,386

Housing gross margin percentage	17.6%	17.8%	17.5%	17.7%
Adjusted housing gross margin percentage	17.6%	18.3%	17.5%	18.1%

Income before income taxes	$41,203	$33,531	$64,682	$57,404
Add: Acquisition-related charges (a)	129	2,961	557	3,857
Add: Acquisition and integration expenses (b)	—	—	—	1,700

Adjusted income before income taxes	$41,332	$36,492	$65,239	$62,961

Net income	$30,246	$27,911	$47,969	$45,974
Add: Acquisition-related charges - net of tax (a)	95	2,191	412	2,854
Add: Acquisition and integration expenses - net of tax (b)	—	—	—	1,258

Adjusted net income	$30,341	$30,102	$48,381	$50,086

(a)	Represents acquisition-related charges related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(b)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

We believe adjusted housing gross margin, adjusted income before income taxes and adjusted net income are each relevant and useful financial measures to investors in evaluating our operating performance as they measure the gross profit, income before income taxes and net income we generated specifically on our operations during a given period. These non-GAAP financial measures isolate the impact that the acquisition-related charges have on housing gross margins, and that the acquisition-related charges and acquisition and integration expenses have on income before income taxes and net income, and allow investors to make comparisons with our competitors that adjust housing gross margins, income before income taxes, and net income in a similar manner. We also believe investors will find these adjusted financial measures relevant and useful because they represent a profitability measure that may be compared to a prior period without regard to variability of the charges noted above. These financial measures assist us in making strategic decisions regarding community location and product mix, product pricing and construction pace.
Year Over Year Comparison
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The calculation of adjusted housing gross margin (referred to below), which we believe provides a clearer measure of the ongoing performance of our business, is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Segment Non-GAAP Financial Measures.”

Northern Region. During the three months ended June 30, 2019, homebuilding revenue in our Northern region increased $26.0 million, from $226.9 million in the second quarter of 2018 to $252.9 million in the second quarter of 2019. This 11% increase in homebuilding revenue was the result of an 11% increase in the number of homes delivered (60 units) and an increase in the average sales price of homes delivered ($3,000 per home delivered). Operating income in our Northern region increased $5.4 million from $19.0 million in the second quarter of 2018 to $24.4 million during the quarter ended June 30, 2019. This increase in operating income was the result of a $6.4 million improvement in our gross margin, offset partially by a $1.0 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $6.5 million due to the increases in the number of homes delivered and average sales price of homes delivered noted above. Our housing gross margin percentage improved 90 basis points to 17.9% in the second quarter of 2019 from 17.0% in the prior year’s second quarter. Exclusive of the $0.1 million and $3.0 million of acquisition-related charges taken during the second quarter of 2019 and 2018, respectively, related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018, our adjusted housing gross margin for the second quarter of 2019 declined 50 basis points to 17.9% compared to 18.4% for the second quarter of 2018. The decline in housing gross margin percentage was primarily due to changes in product type and market mix of homes delivered as well as higher lot costs compared to 2018's same period. Our land sale gross margin declined $0.1 million due to fewer strategic land sales in the second quarter of 2019 compared to the same period in 2018.
Selling, general and administrative expense increased $1.0 million, from $19.7 million for the quarter ended June 30, 2018 to $20.7 million for the quarter ended June 30, 2019, and declined as a percentage of revenue to 8.2% in 2019's second quarter from 8.7% in 2018's second quarter. The increase in selling, general and administrative expense was attributable to a $0.4 million increase in selling expense, primarily due to an increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and higher average sales price of homes delivered, and a $0.6 million increase in general and administrative expense primarily related to an increase in land related expenses.
During the three months ended June 30, 2019, we experienced a 7% increase in new contracts in our Northern region, from 656 in the second quarter of 2018 to 703 in the second quarter of 2019. The increase in new contracts was partially due to improving demand in our newer communities compared to prior year and an increase in our average number of communities during the period. Homes in backlog, however, decreased 6% from 1,330 homes at June 30, 2018 to 1,247 homes at June 30, 2019. Average sales price in backlog increased to $424,000 at June 30, 2019 compared to $420,000 at June 30, 2018 which was primarily due to changes in product type and market mix. During the three months ended June 30, 2019, we opened four new communities in our Northern region compared to four during 2018's second quarter. Our monthly absorption rate in our Northern region was 2.6 per community in the second quarter of 2019, the same as in 2018's second quarter.
Southern Region. During the three month period ended June 30, 2019, homebuilding revenue in our Southern region increased $37.2 million, from $319.3 million in the second quarter of 2018 to $356.5 million in the second quarter of 2019. This 12% increase in homebuilding revenue was the result of an 8% increase in the number of homes delivered (69 units) and a slight increase in the average sales price of homes delivered ($1,000 per home delivered). Operating income in our Southern region increased $1.7 million from $24.5 million in the second quarter of 2018 to $26.2 million during the quarter ended June 30, 2019. This increase in operating income was the result of a $2.2 million improvement in our gross margin, partially offset by a $0.5 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $1.8 million, due primarily to the 8% increase in the number of homes delivered noted above. Our housing gross margin percentage declined from 18.3% in prior year’s second quarter to 17.4% in the second quarter of 2019, largely due to the mix of communities delivering homes and rising lot costs. Our land sale gross margin improved $0.4 million due to more strategic land sales in the second quarter of 2019 compared to the second quarter of 2018. We did not record any additional warranty charges for stucco-related repair costs in our Florida communities during the second quarter of 2019. With respect to this matter, during the quarter ended June 30, 2019, we identified 28 additional homes in need of repair and completed repairs on 27 homes, and, at June 30, 2019, we have 165 homes in various stages of repair.  See Note 6 to our financial statements for further information.
Selling, general and administrative expense increased $0.5 million from $33.7 million in the second quarter of 2018 to $34.2 million in the second quarter of 2019 but declined as a percentage of revenue to 9.6% from 10.6% in the second quarter of 2018. The increase in selling, general and administrative expense was attributable to a $1.6 million increase in selling expense primarily due to an increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and higher average sales price of homes delivered. The increase in selling expense was partially offset by a $1.1 million decrease in general and administrative expense, which was primarily related to a $0.7 million decrease in professional fees and a $0.6 million decrease in incentive compensation expense offset, in part, by a $0.2 million increase in land abandonment charges.
During the three months ended June 30, 2019, we experienced a 5% increase in new contracts in our Southern region, from 975 in the second quarter of 2018 to 1,028 in the second quarter of 2019. The increase in new contracts was primarily due to changes in product type and market mix and due to an increase in our average number of communities during the period. Homes in backlog decreased 2% from 1,636 homes at June 30, 2018 to 1,598 homes at June 30, 2019. Average sales price in backlog decreased to $373,000 at June 30, 2019 from $377,000 at June 30, 2018 due to changes in product type and market mix. During the three months ended June 30, 2019, we opened 20 communities in our Southern region compared to 12 during 2018's second quarter.

Our monthly absorption rate in our Southern region was 2.7 per community in the second quarter of 2019, the same as in the second quarter of 2018.
Financial Services. Revenue from our mortgage and title operations increased $2.4 million to a second quarter record of $14.3 million in the second quarter of 2019 from $11.9 million in the second quarter of 2018 due to an increase in loans closed and sold in addition to improvement in margins on loans sold. We experienced a 12% increase in the number of loan originations, from 930 in the second quarter of 2018 to 1,037 in the second quarter of 2019, and an increase in the average loan amount from $306,000 in the quarter ended June 30, 2018 to $308,000 in the quarter ended June 30, 2019.
We experienced a $1.7 million increase in operating income in the second quarter of 2019 compared to 2018's second quarter, which was primarily due to the increase in revenue discussed above, offset partially by a $0.7 million increase in selling, general and administrative expense compared to the second quarter of 2018. This increase was primarily due to an increase in compensation expense related to our increase in employee headcount due to new mortgage and title locations as well as an increase in professional fees.
At June 30, 2019, M/I Financial provided financing services in all of our markets.
Approximately 79% of our homes delivered during the second quarter of 2019 were financed through M/I Financial, compared to 80% in the second quarter of 2018. Capture rate is influenced by financing availability and competition in the mortgage market, and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $1.2 million from $10.9 million for the second quarter of 2018 to $12.1 million for the second quarter of 2019. This increase primarily resulted from a $1.0 million increase in base compensation expense due to our increased headcount from our new mortgage and title offices in certain markets and a $0.2 million increase in costs associated with new information systems.
Equity in (Income) Loss from Joint Venture Arrangements. Earnings or loss from joint venture arrangements represent our portion of pre-tax earnings or loss from our joint ownership and development agreements, joint ventures and other similar arrangements. During the three months ended June 30, 2019, the Company earned $0.2 million in equity income from joint venture arrangements. During the three months ended June 30, 2018, the Company had less than $0.1 million in equity loss from joint venture arrangements.
Interest Expense - Net. Interest expense for the Company increased $0.3 million from $4.9 million for the three months ended June 30, 2018 to $5.2 million for the three months ended June 30, 2019. This increase was primarily the result of an increase in average borrowings under our Credit Facility (as defined below) during the second quarter of 2019 compared to prior year. Our weighted average borrowings increased from $789.8 million in 2018's second quarter to $855.0 million in 2019's second quarter, and our weighted average borrowing rate increased from 6.18% in the second quarter of 2018 to 6.22% for second quarter of 2019.
Income Taxes. Our overall effective tax rate was 26.6% for the three months ended June 30, 2019 and 16.8% for the same period in 2018. The increase in the effective rate from the three months ended June 30, 2018 was primarily attributable to a $3.0 million nonrecurring tax benefit taken during the quarter ended June 30, 2018 related to the retroactive reinstatement of energy efficient homes tax credits (see Note 10 to our financial statements for more information).
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Northern Region. During the first half of 2019, homebuilding revenue in our Northern region increased $67.7 million, from $385.5 million in the first six months of 2018 to $453.2 million in the first six months of 2019. This 18% increase in homebuilding revenue was the result of an 13% increase in the number of homes delivered (123 units, which benefited from our new Detroit division) and a 4% increase in the average sales price of homes delivered ($17,000 per home delivered) and a $0.7 million increase in land sale revenue. Operating income in our Northern region increased $9.8 million, from $31.2 million during the first half of 2018 to $41.0 million during the six months ended June 30, 2019. The increase in operating income was primarily the result of a $13.3 million increase in our gross margin, offset, in part, by an $3.5 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $13.4 million, due to the 13% increase in the number of homes delivered and the 4% increase in the average sales price of homes delivered noted above. Our housing gross margin percentage improved 40 basis points from 17.2% in the prior year's first half to 17.6% for the same period in 2019. Our housing gross margin for the first six months of 2019 and 2018 was unfavorably impacted by $0.6 million and $3.9 million of acquisition-related charges, respectively, from our recent Detroit acquisition. Exclusive of the $0.6 million and $3.9 million of acquisition-related charges, our adjusted housing gross margin percentage declined 50 basis points to 17.7% for the first half of 2019 from 18.2% primarily due to a change in product type and market mix of homes delivered compared to the prior year as well as increased lot costs. Our land sale gross margin declined $0.2 million as a result of fewer strategic land sales in the first half of 2019 compared to the same period in 2018.
Selling, general and administrative expense increased $3.5 million, from $35.2 million for the six months ended June 30, 2018 to $38.7 million for the six months ended June 30, 2019, but declined as a percentage of revenue to 8.5% compared to 9.1% for the same period in 2018. The increase in selling, general and administrative expense was attributable, in part, to a $2.1 million increase in selling expense due to (1) a $1.5 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered, $0.6 million of which was associated with our new Detroit division, and (2) a $0.7 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models as a result of our increased community count, $0.4 million of which related to our new Detroit division. The increase in selling, general and administrative expense was also attributable to a $1.4 million increase in general and administrative expense, which was primarily related to an increase in land related expenses as well as incremental costs from our Detroit acquisition.
During the six months ended June 30, 2019, we experienced a 4% increase in new contracts in our Northern region, from 1,354 in the six months ended June 30, 2018 to 1,405 in the first half of 2019 (which benefited from our new Detroit division). The increase in new contracts was due to improving demand in our newer communities compared to prior year and due to an increase in our average number of communities during the period. Homes in backlog decreased 6% from 1,330 homes at June 30, 2018 to 1,247 homes at June 30, 2019. Average sales price in backlog increased to $424,000 at June 30, 2019 compared to $420,000 at June 30, 2018 which was primarily due to product type and market mix. During the six months ended June 30, 2019, we opened eight new communities in our Northern region compared to 13 during 2018's first half (excluding the 10 communities added as part of our acquisition in Detroit). Our monthly absorption rate in our Northern region declined to 2.6 per community in the first half of 2019 from 2.8 per community in the first half of 2018.
Southern Region. During the six months ended June 30, 2019, homebuilding revenue in our Southern region increased $42.0 million from $583.5 million in the first half of 2018 to $625.5 million in the first half of 2019. This 7% increase in homebuilding revenue was the result of a 4% increase in the number of homes delivered (70 units) and a 1% increase in the average sales price of homes delivered ($5,000 per home delivered), in addition to an $8.3 million increase in land sale revenue. Operating income in our Southern region increased $1.9 million from $41.9 million in the first half of 2018 to $43.8 million during the six months ended June 30, 2019. This increase in operating income was the result of a $2.1 million improvement in our gross margin offset by a $0.2 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $2.0 million, due primarily to the 4% increase in the number of homes delivered and the 1% increase in the average sales price of homes delivered. Our housing gross margin percentage declined 60 basis points from 18.0% in prior year's first half to 17.4% in the same period in 2019, largely due to the mix of communities delivering homes and rising lot costs. Our land sale gross margin improved $0.1 million as a result of more strategic land sales in the first half of 2019 compared to the same period in 2018.
Selling, general and administrative expense increased $0.2 million from $62.7 million in the first half of 2018 to $62.9 million in the first half of 2019 but declined as a percentage of revenue to 10.1% compared to 10.7% for the first half of 2018. The increase in selling, general and administrative expense was attributable to a $1.4 million increase in selling expense due to (1) a $1.2 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and higher average sales price of homes delivered, and (2) a $0.2 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling expense was offset, in part, by a $1.2 million decrease in general and administrative expense, which was primarily related to a $0.8 million decrease in professional fees and a $0.7 million decrease in incentive compensation expense, partially offset by a $0.3 million increase in land related expenses.
During the six months ended June 30, 2019, we experienced a 2% decrease in new contracts in our Southern region, from 2,016 in the six months ended June 30, 2018 to 1,970 in the first half of 2019, and a 2% decrease in backlog from 1,636 homes at June 30, 2018 to 1,598 homes at June 30, 2019. The decreases in new contracts and backlog were primarily due to changes in product type and market mix. Average sales price in backlog decreased from $377,000 at June 30, 2018 to $373,000 at June 30, 2019 due to a change in product type and market mix. During the six months ended June 30, 2019, we opened 34 communities in our Southern region compared to 25 during 2018's first half. Our monthly absorption rate in our Southern region declined to 2.6 per community in the first half of 2019 from 2.8 per community in the first half of 2018.
Financial Services. Revenue from our mortgage and title operations decreased $0.8 million (3%) from $26.9 million in the first half of 2018 to $26.1 million in the first half of 2019 due to lower margins on loans sold due to increased competitive pressures primarily during the first quarter of 2019, partially offset by a 7% increase in the number of loan originations from 1,711 in the first half of 2018 to 1,835 in the first half of 2019 and an increase in the average loan amount from $304,000 in the six months ended June 30, 2018 to $311,000 in the six months ended June 30, 2019.

We experienced a $2.1 million decrease in operating income in the first half of 2019 compared to the first half of 2018, which was primarily due to a $1.3 million increase in selling, general and administrative expense compared to 2018's first half in addition to the decrease in our revenue discussed above. The increase in selling, general and administrative expense was primarily attributable to a $0.9 million increase in compensation expense related to our increase in employee headcount and a $0.4 million increase in professional fees.
At June 30, 2019, M/I Financial provided financing services in all of our markets. Approximately 79% of our homes delivered during the first half of 2019 were financed through M/I Financial, compared to 80% in 2018's first half. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $2.6 million from $18.9 million for the six months ended June 30, 2018 to $21.5 million for the six months ended June 30, 2019. The increase was primarily due to a $1.5 million increase in compensation expense, a $0.4 million increase related to benefits that will be provided to existing employees as a result of the orderly wind-down of our Washington, D.C. operations, a $0.3 million increase in depreciation costs associated with new information systems, and a $0.5 million increase in other miscellaneous expenses.
Acquisition and Integration Costs. During the six months ended June 30, 2018, the Company incurred $1.7 million in acquisition and integration related costs related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018. These costs include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses. As these costs are not eligible for capitalization as initial direct costs under GAAP, such amounts are expensed as incurred.
Income from Joint Venture Arrangements. Income from joint venture arrangements represent our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During the six months ended June 30, 2019 and 2018, the Company earned less than $0.1 million and $0.2 million in equity in income from joint venture arrangements, respectively.
Interest Expense - Net. Interest expense for the Company increased $1.2 million from $10.8 million in the six months ended June 30, 2018 to $12.0 million in the six months ended June 30, 2019. This increase was primarily the result of an increase in average borrowings under our Credit Facility (as defined below) during the first half of 2019 compared to prior year, offset, in part, by the maturity of our 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”) in March 2018, which were not outstanding at all during the first half of 2019 and had a lower interest rate than our borrowings under our Credit Facility. Our weighted average borrowings increased from $772.4 million in the first half of 2018 to $841.3 million in the first half of 2019, and our weighted average borrowing rate increased from 6.20% in 2018's first half to 6.26% in 2019's first half.
Income Taxes. Our overall effective tax rate was 25.8% for the six months ended June 30, 2019 and 19.9% for the six months ended June 30, 2018. The increase in the effective rate for the six months ended June 30, 2019 was primarily attributable to a $3.0 million nonrecurring tax benefit taken during the quarter ended June 30, 2018 related to the retroactive reinstatement of energy efficient homes tax credits (see Note 10 to our financial statements for more information).

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
Adjusted housing gross margin for our Northern region is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018

Northern region:
Housing revenue	$252,870	$226,598	$452,147	$385,093
Housing cost of sales	207,731	187,975	372,509	318,884

Housing gross margin	45,139	38,623	79,638	66,209
Add: Acquisition-related charges (a)	129	2,961	557	3,857

Adjusted housing gross margin	$45,268	$41,584	$80,195	$70,066

Housing gross margin percentage	17.9%	17.0%	17.6%	17.2%
Adjusted housing gross margin percentage	17.9%	18.4%	17.7%	18.2%

(a)	Represents acquisition-related charges from our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At June 30, 2019, we had $20.4 million of cash, cash equivalents and restricted cash, with $19.4 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $1.5 million decrease in unrestricted cash and cash equivalents from December 31, 2018. Our principal uses of cash for the six months ended June 30, 2019 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, debt service requirements, including the repayment of amounts outstanding under our credit facilities and the repurchase of $5.2 million of our outstanding common shares under our 2018 Share Repurchase Program (as defined below) during the first quarter of 2019. In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans and the sale of mortgage servicing rights, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
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
During the first half of 2019, we delivered 2,724 homes, started 3,119 homes, and spent $166.3 million on land purchases and $116.7 million on land development. Based upon our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $550 million to $600 million on land purchases and land development during 2019, including the $283.0 million spent during the first six months of 2019.
We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to such land option agreements, as of June 30, 2019, we had a total of 14,217 lots under contract, with an aggregate purchase price of approximately $574.1 million to be acquired during the remainder of 2019 through 2028.
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
Operating Cash Flow Activities. During the six-month period ended June 30, 2019, we generated $10.6 million of cash from operating activities, compared to using $20.9 million of cash in operating activities during the first half of 2018. The cash generated from operating activities in the first half of 2019 was primarily a result of net income of $48.0 million, $44.7 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable and customer deposits totaling $28.6 million, offset partially by an $89.9 million increase in inventory and a decrease in accrued compensation of $18.5 million. The $20.9 million of cash used in operating activities in the first half of 2018 was primarily a result of a $137.7 million increase in inventory and a decrease in accrued compensation of $15.5 million, offset partially by net income of $46.0 million, along with $64.9 million of proceeds from the sale of mortgage loans net of mortgage loan originations, an increase in accounts payable of $13.7 million and an increase in customer deposits totaling $11.0 million.

Investing Cash Flow Activities. During the first half of 2019, we used $16.7 million of cash in investing activities, compared to using $102.9 million of cash in investing activities during the first half of 2018. This decrease in cash used was primarily due to our acquisition of Pinnacle Homes, a privately held homebuilder in Detroit, Michigan, during the first quarter of 2018 for approximately $101.0 million (see Note 7 to our financial statements for more information), offset partially by proceeds from the sale of a portion of our mortgage servicing rights of $6.3 million in the first quarter of 2018 and an increase in our investment in joint venture arrangements during the first half of 2019 of $11.0 million.

Financing Cash Flow Activities. During the six months ended June 30, 2019, we generated $5.0 million of cash from financing activities, compared to generating $39.9 million of cash during the first six months of 2018. The $34.9 million decrease in cash generated by financing activities was primarily due to a decrease in proceeds from borrowings (net of repayments) under our Credit Facility (as defined below) during the six months ended June 30, 2019 and the repurchase of $5.2 million of our common shares under our 2018 Share Repurchase Program (as defined below) during the first quarter of 2019, partially offset by the repayment during the first quarter of 2018 of that portion of our 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”) that were not converted into common shares by the holders thereof (approximately $65.9 million in aggregate principal amount), and a decrease in net repayments of borrowings under our two M/I Financial credit facilities.
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares (see Note 13 to our financial statements). During the first quarter of 2019, the Company repurchased 201,088 common shares with an aggregate purchase price of $5.2 million which was funded with cash on hand and borrowings under our Credit Facility. The Company did not make any additional repurchases during the quarter ended June 30, 2019. As of June 30, 2019, the Company is authorized to repurchase an additional $19.1 million of outstanding common shares under the 2018 Share Repurchase Program.

At June 30, 2019 and December 31, 2018, our ratio of homebuilding debt to capital was 45% and 44%, respectively, calculated as the carrying value of our outstanding homebuilding debt divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. This increase was due to higher debt levels compared to December 31, 2018, offset partially by an increase in shareholders’ equity at June 30, 2019. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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

Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of June 30, 2019:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	7/18/2021	$174,300	$266,837
Notes payable – financial services (b)	(b)	$104,003	$14,710

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $669.2 million of availability for additional senior debt at June 30, 2019. As a result, the full $500 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $174.3 million of borrowings outstanding and $58.9 million of letters of credit outstanding at June 30, 2019, leaving $266.8 million available. The Credit Facility has an expiration date of July 18, 2021.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial’s warehousing agreements as of June 30, 2019 was $175 million. The MIF Mortgage Warehousing Agreement has an expiration date of June 19, 2020 and the MIF Mortgage Repurchase Facility has an expiration date of October 28, 2019.

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

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $551.2 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.
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
As of June 30, 2019, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of June 30, 2019:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$551.2	$856.0
Leverage Ratio	≤	0.60	0.47
Interest Coverage Ratio	≥	1.5 to 1.0	4.6 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$256.8	$3.1
Unsold Housing Units and Model Homes	≤	2,090	1,225

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides a maximum borrowing availability of $125 million. In June 2019, the Company entered into an amendment to the MIF Mortgage Warehousing Agreement, which, among other things, extends the expiration date to June 19, 2020, and allows the maximum borrowing availability to be increased to $160 million from September 25, 2019 to October 15, 2019 and also from November 15, 2019 to February 4, 2020 (periods of higher volume of mortgage originations). Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the floating LIBOR rate plus a spread of 200 basis points.
The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans originated by M/I Financial that are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement.
As of June 30, 2019, there was $78.2 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of June 30, 2019:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	3.9 to 1.0
Liquidity	≥	$6.25	$25.4
Adjusted Net Income	>	$0.0	$12.0
Tangible Net Worth	≥	$12.5	$31.5
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The MIF Mortgage Repurchase Facility provides for a maximum borrowing availability of $50 million, which increased to $65 million from November 15, 2018 through February 1, 2019 (a period of expected increases in the volume of mortgage originations). The MIF Mortgage Repurchase Facility expires on October 28, 2019. As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Repurchase Facility was set at approximately one year and is under consideration for extension annually by the lender. We expect to extend the MIF Mortgage Repurchase Facility on or prior to the current expiration date of October 28, 2019, but we cannot provide any assurance that we will be able to obtain such an extension.
M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 200 or 225 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the MIF Mortgage Repurchase Facility. As of June 30, 2019, there was $25.8 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants under the MIF Mortgage Repurchase Facility as of June 30, 2019.
Senior Notes.

5.625% Senior Notes. In August 2017, the Company issued $250 million aggregate principal amount of 5.625% Senior Notes due 2025. The 2025 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes. As of June 30, 2019, the Company was in compliance with all terms, conditions, and covenants under the indenture. See Note 8 to our financial statements for more information regarding the 2025 Senior Notes.

6.75% Senior Notes. In December 2015, the Company issued $300 million aggregate principal amount of 6.75% Senior Notes due 2021. The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of June 30, 2019, the Company was in compliance with all terms, conditions, and covenants under the indenture. See Note 8 to our financial statements for more information regarding the 2021 Senior Notes.

Weighted Average Borrowings. For the three months ended June 30, 2019 and 2018, our weighted average borrowings outstanding were $855.0 million and $789.8 million, respectively, with a weighted average interest rate of 6.22% and 6.18%, respectively. The increase in our weighted average borrowings related to increased borrowings under our Credit Facility during the second quarter of 2019 compared to the same period in 2018.

At June 30, 2019, we had $174.3 million of borrowings outstanding under the Credit Facility, an increase from $117.4 million outstanding at December 31, 2018. During the first half of 2019, the Company used the Credit Facility for investment in land and land development, construction of homes, operating expenses, working capital requirements and share repurchases under our 2018 Share Repurchase Program. During the six months ended June 30, 2019, the average daily amount outstanding under the Credit Facility was $221.3 million and the maximum amount outstanding under the Credit Facility was $272.7 million. Based on our currently anticipated spending on home construction, land acquisition and development in 2019, offset by expected cash receipts from home deliveries, we expect to continue to borrow under the Credit Facility during 2019, with an estimated peak amount outstanding not expected to exceed $300 million. The actual amount borrowed during 2019 (and the estimated peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2018 Share Repurchase Program and any other extraordinary events or transactions.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $58.9 million of letters of credit issued and outstanding under the Credit Facility at June 30, 2019. During the six months ended June 30, 2019, the average daily amount of letters of credit outstanding under the Credit Facility was $58.5 million and the maximum amount of letters of credit outstanding under the Credit Facility was $61.8 million.

At June 30, 2019, M/I Financial had $78.2 million outstanding under the MIF Mortgage Warehousing Agreement.  During the six months ended June 30, 2019, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $42.4 million and the maximum amount outstanding was $113.0 million, which occurred during January, while the temporary increase provision was in effect and the maximum borrowing availability was $160.0 million.

At June 30, 2019, M/I Financial had $25.8 million outstanding under the MIF Mortgage Repurchase Facility.  During the six months ended June 30, 2019, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $24.8 million and the maximum amount outstanding was $40.2 million, which occurred during January, while the temporary increase provision was in effect and the maximum borrowing availability was $65.0 million.
Universal Shelf Registration. In June 2019, the Company filed a $400 million universal shelf registration statement with the SEC, which registration statement became effective upon filing and will expire in June 2022. Pursuant to the registration statement, the Company may, from time to time, offer debt securities, common shares, preferred shares, depositary shares, warrants to purchase debt securities, common shares, preferred shares, depositary shares or units of two or more of those securities, rights to purchase debt securities, common shares, preferred shares or depositary shares, stock purchase contracts and units. The timing and amount of offerings, if any, will depend on market and general business conditions.

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
Land Option Agreements.  In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both June 30, 2019 and December 31, 2018, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
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
At June 30, 2019, “Consolidated Inventory Not Owned” was $13.1 million. At June 30, 2019, the corresponding liability of $13.1 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of June 30, 2019 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $52.0 million, including cash deposits of $32.4 million, prepaid acquisition costs of $6.0 million, letters of credit of $9.6 million and $4.0 million of other non-cash deposits.
Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of June 30, 2019, the Company had outstanding $233.5 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through September 2026.  Included in this total are: (1) $167.7 million of performance and maintenance bonds and $48.8 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $10.0 million of financial letters of credit; and (3) $7.0 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permitted borrowings of up to $675 million as of June 30, 2019, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2019	2018
Whole loan contracts and related committed IRLCs	$3,879	$5,823
Uncommitted IRLCs	141,479	76,117
FMBSs related to uncommitted IRLCs	141,000	83,000
Whole loan contracts and related mortgage loans held for sale	4,331	14,285
FMBSs related to mortgage loans held for sale	117,000	150,000
Mortgage loans held for sale covered by FMBSs	117,030	149,980

The table below shows the measurement of assets and liabilities at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2019	2018
Mortgage loans held for sale	$123,909	$169,651
Forward sales of mortgage-backed securities	(1,973)	(3,305)
Interest rate lock commitments	1,432	989
Whole loan contracts	(116)	(154)
Total	$123,252	$167,181

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2019	2018	2019	2018
Mortgage loans held for sale	$346	$642	$(1,017)	$1,317
Forward sales of mortgage-backed securities	(602)	(658)	1,332	(960)
Interest rate lock commitments	470	138	428	843
Whole loan contracts	39	(61)	53	(144)
Total gain recognized	$253	$61	$796	$1,056

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of June 30, 2019. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at June 30, 2019. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total	6/30/2019
ASSETS:
Mortgage loans held for sale:
Fixed rate	$124,166	—	—	—	—	—	$124,166	$123,718
Weighted average interest rate	4.10%	—	—	—	—	—	4.10%
Variable rate	$185	—	—	—	—	—	$185	$191
Weighted average interest rate	3.88%	—	—	—	—	—	3.88%

LIABILITIES:
Long-term debt — fixed rate	$492	$1,233	$301,215	$900	$956	$250,000	$554,796	$562,777
Weighted average interest rate	5.52%	5.52%	6.73%	5.63%	5.63%	5.63%	6.23%
Short-term debt — variable rate	$278,303	—	—	—	—	—	$278,303	$278,303
Weighted average interest rate	4.71%	—	—	—	—	—	4.71%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common shares during the three months ended June 30, 2019.

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

The timing, amount and other terms and conditions of any future repurchases under the 2018 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, corporate considerations, general market and economic conditions and legal requirements.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

3.1
Amended and Restated Articles of Incorporation of M/I Homes, Inc. (reflecting amendments through June 6, 2019) [for SEC reporting compliance purposes only - not filed with Ohio Secretary of State] (Filed herewith.)

10.1
Third Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated June 21, 2019, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2019).

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

M/I Homes, Inc.
(Registrant)

Date:	July 26, 2019	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	July 26, 2019	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)