Form 10-Q
period 2019-09-30
M/I HOMES, INC.
filed 2019-10-25
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019

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

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☒	No	☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common shares, par value $.01 per share: 28,142,916 shares outstanding as of October 23, 2019.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	September 30, 2019	December 31, 2018
	(unaudited)

ASSETS:
Cash, cash equivalents and restricted cash	$33,451	$21,529
Mortgage loans held for sale	128,322	169,651
Inventory	1,827,068	1,674,460
Property and equipment - net	27,621	29,395
Investment in joint venture arrangements	47,557	35,870
Operating lease right-of-use assets	19,059	—
Deferred income tax asset	11,988	13,482
Goodwill	16,400	16,400
Other assets	70,137	60,794
TOTAL ASSETS	$2,181,603	$2,021,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$169,528	$131,511
Customer deposits	36,250	32,055
Operating lease liabilities	19,059	—
Other liabilities	131,434	150,051
Community development district obligations	14,328	12,392
Obligation for consolidated inventory not owned	6,687	19,308
Notes payable bank - homebuilding operations	189,900	117,400
Notes payable bank - financial services operations	108,594	153,168
Notes payable - other	5,508	5,938
Senior notes due 2021 - net	298,712	297,884
Senior notes due 2025 - net	246,962	246,571
TOTAL LIABILITIES	$1,226,962	$1,166,278

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $.01 par value; authorized 58,000,000 shares at both September 30, 2019 and December 31, 2018; issued 30,137,141 shares at both September 30, 2019 and December 31, 2018	301	301
Additional paid-in capital	331,128	330,517
Retained earnings	666,799	580,992
Treasury shares - at cost - 1,994,225 and 2,620,923 shares at September 30, 2019 and December 31, 2018, respectively	(43,587)	(56,507)
TOTAL SHAREHOLDERS’ EQUITY	$954,641	$855,303
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,181,603	$2,021,581

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018

Revenue	$653,345	$567,842	$1,758,140	$1,563,797
Costs and expenses:
Land and housing	519,164	452,029	1,411,488	1,250,067
General and administrative	39,385	36,897	106,248	99,514
Selling	40,147	35,054	109,150	100,708
Acquisition and integration costs	—	—	—	1,700
Equity in income from joint venture arrangements	(52)	(44)	(118)	(268)
Interest	4,637	4,426	16,626	15,192
Total costs and expenses	603,281	528,362	1,643,394	1,466,913

Income before income taxes	50,064	39,480	114,746	96,884

Provision for income taxes	12,226	10,198	28,939	21,628

Net income	37,838	29,282	85,807	75,256
Earnings per common share:
Basic	$1.35	$1.03	$3.10	$2.65
Diluted	$1.32	$1.01	$3.04	$2.56

Weighted average shares outstanding:
Basic	27,981	28,469	27,695	28,389
Diluted	28,598	28,906	28,238	29,511

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended September 30, 2019
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at June 30, 2019	27,617,366	$301	$330,052	$628,961	$(55,074)	$904,240
Net income	—	—	—	37,838	—	37,838
Stock options exercised	525,550	—	(416)	—	11,487	11,071
Stock-based compensation expense	—	—	1,492	—	—	1,492
Balance at September 30, 2019	28,142,916	$301	$331,128	$666,799	$(43,587)	$954,641

	Nine Months Ended September 30, 2019
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2018	27,516,218	$301	$330,517	$580,992	$(56,507)	$855,303
Net income	—	—	—	85,807	—	85,807
Stock options exercised	710,830	—	(1,177)	—	15,525	14,348
Stock-based compensation expense	—	—	4,086	—	—	4,086
Repurchase of common shares	(201,088)	—	—	—	(5,150)	(5,150)
Deferral of executive and director compensation	—	—	247	—	—	247
Executive and director deferred compensation distributions	116,956	—	(2,545)	—	2,545	—
Balance at September 30, 2019	28,142,916	$301	$331,128	$666,799	$(43,587)	$954,641

	Three Months Ended September 30, 2018
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at June 30, 2018	28,570,853	$301	$327,470	$519,303	$(31,108)	$815,966
Net income	—	—	—	29,282	—	29,282
Stock-based compensation expense	—	—	1,041	—	—	1,041
Repurchase of common shares	(437,490)	—	—	—	(11,085)	(11,085)
Balance at September 30, 2018	28,133,363	$301	$328,511	$548,585	$(42,193)	$835,204

	Nine Months Ended September 30, 2018
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2017	27,856,752	$295	$306,483	$473,329	$(32,809)	$747,298
Net income	—	—	—	75,256	—	75,256
Common share issuance for conversion of convertible notes	628,515	6	20,303	—	—	20,309
Stock options exercised	24,220	—	(56)	—	482	426
Stock-based compensation expense	—	—	3,771	—	—	3,771
Repurchase of common shares	(437,490)	—	—	—	(11,085)	(11,085)
Deferral of executive and director compensation	—	—	184	—	—	184
Executive and director deferred compensation distributions	61,366	—	(2,174)	—	1,219	(955)
Balance at September 30, 2018	28,133,363	$301	$328,511	$548,585	$(42,193)	$835,204

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
OPERATING ACTIVITIES:
Net income	$85,807	$75,256
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income from joint venture arrangements	(118)	(268)
Mortgage loan originations	(959,022)	(828,400)
Proceeds from the sale of mortgage loans	997,369	884,725
Fair value adjustment of mortgage loans held for sale	2,982	66
Capitalization of originated mortgage servicing rights	(3,366)	(3,649)
Amortization of mortgage servicing rights	1,112	580
Depreciation	8,655	8,064
Amortization of debt discount and debt issue costs	2,029	2,110
Gain on sale of mortgage servicing rights	—	(1,224)
Stock-based compensation expense	4,086	3,771
Deferred income tax expense	1,494	1,513
Change in assets and liabilities:
Inventory	(156,073)	(221,279)
Other assets	(3,952)	(6,447)
Accounts payable	38,017	20,660
Customer deposits	4,195	9,914
Accrued compensation	(11,629)	(10,199)
Other liabilities	(10,609)	(10,312)
Net cash provided by (used in) operating activities	977	(75,119)

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,626)	(5,866)
Return of capital from joint venture arrangements	438	676
Acquisition	—	(100,960)
Investment in joint venture arrangements	(23,522)	(20,487)
Proceeds from sale of mortgage servicing rights	—	6,335
Net cash used in investing activities	(25,710)	(120,302)

FINANCING ACTIVITIES:
Repayment of convertible senior subordinated notes due 2018	—	(65,941)
Proceeds from bank borrowings - homebuilding operations	568,900	519,900
Repayment of bank borrowings - homebuilding operations	(496,400)	(297,200)
Net repayment of bank borrowings - financial services operations	(44,574)	(64,169)
Principal repayment of notes payable - other and community development district bond obligations	(429)	(1,738)
Repurchase of common shares	(5,150)	(11,085)
Debt issue costs	(40)	(115)
Proceeds from exercise of stock options	14,348	426
Net cash provided by financing activities	36,655	80,078
Net increase (decrease) in cash, cash equivalents and restricted cash	11,922	(115,343)
Cash, cash equivalents and restricted cash balance at beginning of period	21,529	151,703
Cash, cash equivalents and restricted cash balance at end of period	$33,451	$36,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$23,034	$21,833
Income taxes	$26,578	$17,784

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$1,936	$3,052
Consolidated inventory not owned	$(12,621)	$352
Distribution of single-family lots from joint venture arrangements	$11,515	$16,036
Common stock issued for conversion of convertible notes	$—	$20,309

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

In August 2018, the SEC issued SEC Final Rule 33-10532, Disclosure Update and Simplification, which revised or eliminated certain of the SEC’s disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded in light of other SEC and or GAAP disclosure requirements. As a result of the final rule’s amendments, the SEC now requires a registrant to reconcile its changes in stockholders' equity for both the current and comparative interim and year-to-date periods, with subtotals. This final rule was effective on November 5, 2018. Our Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018 reflect adoption of this final rule.
Impact of New Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for our fiscal year beginning January 1, 2020. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2018-19”) in November 2018, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), in April 2019, and ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326) Targeted Transition Relief (“ASU 2019-05”) in May 2019. These ASUs do not change the core principle of the guidance in ASU 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. These ASUs will have the same effective date and transition requirements as ASU 2016-13. We are currently evaluating the impact that the adoption of ASU 2016-13 may have on our consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements for fair value measurements and removes the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For all entities, ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the effect that this guidance will have on our consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”). ASU 2018-15 requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. The guidance may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption. For publicly traded companies, ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the effect that this guidance will have on our consolidated financial statements and disclosures.

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

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update) (“ASU 2019-07”). ASU 2019-07 clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance and did not have a significant impact on the Company’s consolidated financial statements and disclosures.

Significant Accounting Policies

We believe that there have been no significant changes to our significant accounting policies during the quarter ended September 30, 2019 as compared to those disclosed in our 2018 Form 10-K, other than the changes described above under “Reclassifications” and below.
Leases
The Company leases certain office space and model homes under operating leases with remaining terms of one to six years.  The Company sells model homes to investors with the express purpose of leasing the homes back as sales models for a specified period of time.  Under ASC 842, the Company records the sale of the model home and the profit on the sale at the time of the home delivery.

The Company determines if an arrangement is a lease at inception when the arrangement transfers the right to control the use of an identified asset to the Company. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make payments arising from the lease agreement. The Company has operating leases but does not have any financing leases.

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
A summary of the Company’s inventory as of September 30, 2019 and December 31, 2018 is as follows:

(In thousands)	September 30, 2019	December 31, 2018
Single-family lots, land and land development costs	$824,835	$778,943
Land held for sale	8,465	12,633
Homes under construction	848,302	730,390
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2019 - $13,974; December 31, 2018 - $13,441)	96,060	87,132
Community development district infrastructure	14,328	12,392
Land purchase deposits	28,391	33,662
Consolidated inventory not owned	6,687	19,308
Total inventory	$1,827,068	$1,674,460

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.

Homes under construction include homes that are in various stages of construction. As of September 30, 2019 and December 31, 2018, we had 1,513 homes (with a carrying value of $295.6 million) and 1,443 homes (with a carrying value of $311.0 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $14.3 million and $12.4 million liability related to these CDD bond obligations as of September 30, 2019 and December 31, 2018, respectively, along with the related inventory infrastructure.

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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Capitalized interest, beginning of period	$22,162	$19,252	$20,765	$17,169
Interest capitalized to inventory	8,291	8,047	22,461	21,197
Capitalized interest charged to land and housing costs and expenses	(7,836)	(6,278)	(20,609)	(17,345)
Capitalized interest, end of period	$22,617	$21,021	$22,617	$21,021

Interest incurred	$12,928	$12,473	$39,087	$36,389

NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During the nine-month period ended September 30, 2019, we increased our total investment in such joint venture arrangements by $11.7 million from $35.9 million at December 31, 2018 to $47.6 million at September 30, 2019, which was driven primarily by our cash investments in our joint venture arrangements during the first nine months of 2019 of $23.5 million, offset, in part, by our increased lot distributions from joint venture arrangements of $11.5 million.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of September 30, 2019 was the amount invested of $47.6 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets, although we expect to invest further amounts in these joint venture arrangements as development of the properties progresses. For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company’s ownership in these LLCs ranged from 25% to 82% and 25% to 97% as of September 30, 2019 and December 31, 2018, respectively. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC.
We use the equity method of accounting for investments in unconsolidated LLCs over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated LLCs’ earnings or loss, if any, is included in our consolidated statement of income. The Company assesses its investments in unconsolidated LLCs for recoverability on a quarterly basis. See Note 4 to our financial statements for additional details relating to our procedures for evaluating our investments for impairment.

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
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the Company’s 2018 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2019 and December 31, 2018, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The fair value of mortgage loans held for sale is estimated based primarily on published prices for mortgage-backed securities with similar characteristics.  To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.  The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. The Company applies a fallout rate to IRLCs when measuring the fair value of rate lock commitments.  Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on management’s judgment and company experience.
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
Some IRLCs are committed to a specific third-party investor through the use of whole loan delivery commitments matching the exact terms of the IRLC loan. Uncommitted IRLCs are considered derivative instruments and are fair value adjusted, with the resulting gain or loss recorded in current earnings.
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
The table below shows the notional amounts of our financial instruments at September 30, 2019 and December 31, 2018:

Description of Financial Instrument (in thousands)	September 30, 2019	December 31, 2018
Whole loan contracts and related committed IRLCs	$1,813	$5,823
Uncommitted IRLCs	134,484	76,117
FMBSs related to uncommitted IRLCs	133,000	83,000
Whole loan contracts and related mortgage loans held for sale	8,344	14,285
FMBSs related to mortgage loans held for sale	118,000	150,000
Mortgage loans held for sale covered by FMBSs	118,082	149,980

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at September 30, 2019 and December 31, 2018:

Description of Financial Instrument (in thousands)	Fair Value Measurements September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$128,322	$—	$128,322	$—
Forward sales of mortgage-backed securities	326	—	326	—
Interest rate lock commitments	763	—	763	—
Whole loan contracts	(12)	—	(12)	—
Total	$129,399	$—	$129,399	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$169,651	$—	$169,651	$—
Forward sales of mortgage-backed securities	(3,305)	—	(3,305)	—
Interest rate lock commitments	989	—	989	—
Whole loan contracts	(154)	—	(154)	—
Total	$167,181	$—	$167,181	$—

The following table sets forth the amount of (loss) gain recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2019	2018	2019	2018
Mortgage loans held for sale	$(1,964)	$(1,383)	$(2,981)	$(66)
Forward sales of mortgage-backed securities	2,299	2,407	3,631	1,447
Interest rate lock commitments	(686)	(763)	(258)	80
Whole loan contracts	121	252	174	108
Total (loss) gain recognized	$(230)	$513	$566	$1,569

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	September 30, 2019		September 30, 2019
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$326	Other liabilities	$—
Interest rate lock commitments	Other assets	763	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	12
Total fair value measurements		$1,089		$12

	Asset Derivatives		Liability Derivatives
	December 31, 2018		December 31, 2018
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$3,305
Interest rate lock commitments	Other assets	989	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	154
Total fair value measurements		$989		$3,459

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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and nine months ended September 30, 2019 and 2018, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the Company’s 2018 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and nine months ended September 30, 2019 and 2018, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
Asset Held For Sale.  The Company measures assets held for sale at fair value on a nonrecurring basis and records impairment charges when the assets are deemed to be impaired. Assets held for sale are reported at the lower of cost or fair value. Costs to sell are accrued separately. Our home office building in Columbus, Ohio met the held for sale classification criteria for the period ended September 30, 2018 as it was being actively marketed. The carrying value of the building as of September 30, 2019 was $5.6 million. The Company estimated the fair value of the building using the market values for similar properties, and the building was considered a Level 2 asset as defined in ASC 820, “Fair Value Measurements.” During the three and nine months ended September 30, 2019, the Company did not record any impairment charges on its asset held for sale.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

	September 30, 2019		December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$33,451	$33,451	$21,529	$21,529
Mortgage loans held for sale	128,322	128,322	169,651	169,651
Split dollar life insurance policies	206	206	206	206
Commitments to extend real estate loans	763	763	989	989
Forward sales of mortgage-backed securities	326	326	—	—
Liabilities:
Notes payable - homebuilding operations	189,900	189,900	117,400	117,400
Notes payable - financial services operations	108,594	108,594	153,168	153,168
Notes payable - other	5,508	4,922	5,938	5,112
Senior notes due 2021 (a)	300,000	302,625	300,000	298,500
Senior notes due 2025 (a)	250,000	256,563	250,000	228,750
Whole loan contracts for committed IRLCs and mortgage loans held for sale	12	12	154	154
Forward sales of mortgage-backed securities	—	—	3,305	3,305
Off-Balance Sheet Financial Instruments:
Letters of credit	—	1,300	—	944

(a)
Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at September 30, 2019 and December 31, 2018:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Whole loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2021 and Senior Notes due 2025. The fair value of these financial instruments was determined based upon market quotes at September 30, 2019 and December 31, 2018. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policy and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended September 30, 2019 under the Company’s $500 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the one-month LIBOR rate plus a margin of 250 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC (“M/I Financial”) is a party to two credit agreements: (1) a $125 million secured mortgage warehousing agreement, dated June 24, 2016, as amended (the “MIF Mortgage Warehousing Agreement”); and (2) a $50 million mortgage repurchase agreement, dated October 30, 2017, as amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the third quarter of 2019 fluctuated with LIBOR. See Note 8 to our financial statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
Letters of Credit. Letters of credit of $65.6 million and $52.7 million represent potential commitments at September 30, 2019 and December 31, 2018, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $46.0 million and $63.6 million were covered under these guarantees as of September 30, 2019 and December 31, 2018, respectively.  The decrease in loans covered by these guarantees from December 31, 2018 is a result of a change in the mix of investors and their related purchase terms.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at September 30, 2019, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $0.6 million at both September 30, 2019 and December 31, 2018.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of both September 30, 2019 and December 31, 2018, the total of all loans indemnified to third party insurers relating to the above agreements was $1.0 million. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company recorded a liability relating to the guarantees described above totaling $0.6 million at both September 30, 2019 and December 31, 2018, which is management’s best estimate of the Company’s liability with respect to such guarantees.
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
A summary of warranty activity for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Warranty reserves, beginning of period	$25,474	$23,279	$26,459	$26,133
Warranty expense on homes delivered during the period	3,851	3,353	10,332	9,195
Changes in estimates for pre-existing warranties	255	417	990	882
Charges related to stucco-related claims (a)	—	—	—	—
Settlements made during the period	(4,044)	(4,508)	(12,245)	(13,669)
Warranty reserves, end of period	$25,536	$22,541	$25,536	$22,541

(a)	These amounts represent charges for stucco-related repair costs net of recoveries from insurers during the period.
We have received claims related to stucco installation from homeowners in certain of our communities in our Tampa and Orlando, Florida markets and have been named as a defendant in legal proceedings initiated by certain of such homeowners. These claims primarily relate to homes built prior to 2014 which have second story elevations with frame construction.

During the three and nine month periods ended September 30, 2019, we did not record any additional warranty charges or receive any additional recoveries for stucco-related repair costs. At September 30, 2019, the remaining reserve for (1) homes in our Florida communities that we have identified as needing repair but have not yet completed the repair and (2) estimated repair costs for homes in our Florida communities that we have not yet identified as needing repair but that may require repair in the future included within our warranty reserve was $5.0 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of September 30, 2019. Our remaining stucco-related reserve is gross of any recoveries. Stucco-related recoveries are recorded in the period the reimbursement is received.
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

We continue to investigate the extent to which we may be able to further recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of September 30, 2019, we are unable to estimate any additional amount that we believe is probable of recovery from these sources and, as noted above, we have not recorded a receivable for recoveries nor included an estimated amount of recoveries in determining our stucco-related warranty reserve.

Performance Bonds and Letters of Credit

At September 30, 2019, the Company had outstanding approximately $248.8 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2026. Included in this total are: (1) $175.9 million of performance and maintenance bonds and $55.3 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $10.3 million of financial letters of credit, of which $9.8 million represent deposits on land and lot purchase agreements; and (3) $7.3 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At September 30, 2019, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $570.2 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters

In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At September 30, 2019 and December 31, 2018, we had $0.5 million and $0.4 million reserved for legal expenses, respectively.
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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis during the fourth quarter of 2018, and as no indicators for impairment existed at December 31, 2018, no impairment was recorded. In addition, no indicators for impairment existed at September 30, 2019.
NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides an aggregate commitment amount of $500 million, including a $125 million sub-facility for letters of credit. The Credit Facility expires on July 18, 2021. Interest on amounts borrowed under the Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of the one-month LIBOR rate plus a margin of 250 basis points. The margin is subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio. The Credit Facility also contains certain financial covenants. At September 30, 2019, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $729.5 million of availability for additional senior debt at September 30, 2019. As a result, the full $500 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At September 30, 2019, there were $189.9 million of borrowings outstanding and $65.6 million of letters of credit outstanding, leaving net remaining borrowing availability of $244.5 million.
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
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $125 million, which may be increased to $160 million from September 25, 2019 to October 15, 2019 and from November 15, 2019 to February 4, 2020 (periods of expected increases in the volume of mortgage originations). The MIF Mortgage Warehousing Agreement expires on June 19, 2020. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the floating LIBOR rate plus a spread of 200 basis points. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At September 30, 2019, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $50 million which increased to $65 million from November 15, 2018 through February 1, 2019, a period of higher volume of mortgage originations. The MIF Mortgage Repurchase Facility expires on October 28, 2019. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 200 or 225 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At September 30, 2019, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At September 30, 2019 and December 31, 2018, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $210.0 million and $225.0 million, respectively. At September 30, 2019 and December 31, 2018, M/I Financial had $108.6 million and $153.2 million outstanding on a combined basis under its credit facilities, respectively.

Senior Notes
As of both September 30, 2019 and December 31, 2018, we had $250.0 million of our 2025 Senior Notes outstanding. The 2025 Senior Notes bear interest at a rate of 5.625% per year, payable semiannually in arrears on February 1 and August 1 of each year, and mature on August 1, 2025. We may redeem all or any portion of the 2025 Senior Notes on or after August 1, 2020 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 104.219% of the principal amount outstanding, but will decline to 102.813% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2021, will further decline to 101.406% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2022 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after August 1, 2023, but prior to maturity.
As of both September 30, 2019 and December 31, 2018, we had $300.0 million of our 2021 Senior Notes outstanding. The 2021 Senior Notes bear interest at a rate of 6.75% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2021. As of January 15, 2019, we may redeem all or any portion of the 2021 Senior Notes at 101.688% of the principal amount outstanding. This rate declines to 100.000% of the principal amount outstanding if redeemed on or after January 15, 2020, but prior to maturity.
The 2025 Senior Notes and the 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes. As of September 30, 2019, the Company was in compliance with all terms, conditions, and covenants under the indentures.
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
The indenture governing our 2025 Senior Notes and the indenture governing the 2021 Senior Notes limit our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures. In each case, the “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $246.3 million and $215.2 million at September 30, 2019 and December 31, 2018, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $5.5 million and $5.9 million as of September 30, 2019 and December 31, 2018, respectively, which are comprised of notes payable acquired in the normal course of business.

NOTE 9. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
NUMERATOR
Net income	$37,838	$29,282	$85,807	$75,256
Interest on 3.00% convertible senior subordinated notes due 2018 (a)	—	—	—	408
Diluted income available to common shareholders	$37,838	$29,282	$85,807	$75,664
DENOMINATOR
Basic weighted average shares outstanding	27,981	28,469	27,695	28,389
Effect of dilutive securities:
Stock option awards	403	220	338	346
Deferred compensation awards	214	217	205	202
3.00% convertible senior subordinated notes due 2018 (a)	—	—	—	574
Diluted weighted average shares outstanding - adjusted for assumed conversions	28,598	28,906	28,238	29,511
Earnings per common share:
Basic	$1.35	$1.03	$3.10	$2.65
Diluted	$1.32	$1.01	$3.04	$2.56
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	—	437	412	363

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

For the three and nine months ended September 30, 2018, the effect of our convertible debt then outstanding was included in the diluted earnings per share calculations.
NOTE 10. Income Taxes
During the three months ended September 30, 2019 and 2018, the Company recorded a tax provision of $12.2 million and $10.2 million, respectively, which reflects income tax expense related to the periods’ income before income taxes. The effective tax rate for the three months ended September 30, 2019 and 2018 was 24.4% and 25.8%, respectively. The decrease in the effective rate for the three months ended September 30, 2019 from prior year was primarily attributable to the tax benefit of equity compensation and changes in state tax rate and apportionments. During the nine months ended September 30, 2019 and 2018, the Company recorded a tax provision of $28.9 million and $21.6 million, respectively, which reflects income tax expense related to the periods’ income before income taxes. The effective tax rate for the nine months ended September 30, 2019 and 2018 was 25.2% and 22.3%, respectively. The increase in the effective rate for the nine months ended September 30, 2019 from prior year was primarily attributable to a $3.0 million nonrecurring tax benefit recorded during the quarter ended June 30, 2018 related to the retroactive reinstatement of energy efficient homes tax credits.
The Company had $1.1 million of state NOL carryforwards, net of the federal benefit, at September 30, 2019. Our state NOLs may be carried forward from one to 15 years, depending on the tax jurisdiction, with $0.6 million expiring between 2022 and 2027 and $0.5 million expiring between 2028 and 2032, absent sufficient state taxable income.
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

The following table shows, by segment: revenue, operating income and interest expense for the three and nine months ended September 30, 2019 and 2018, as well as the Company’s income before income taxes for such periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Revenue:
Northern homebuilding	$270,063	$236,803	$723,295	$622,325
Southern homebuilding	369,828	318,846	995,305	902,377
Financial services (a)	13,454	12,193	39,540	39,095
Total revenue	$653,345	$567,842	$1,758,140	$1,563,797

Operating income:
Northern homebuilding (b)	$29,587	$24,179	$70,559	$55,377
Southern homebuilding	32,500	27,133	76,308	69,051
Financial services (a)	6,609	5,681	19,943	21,159
Less: Corporate selling, general and administrative expense	(14,047)	(13,131)	(35,556)	(32,079)
Total operating income (b)	$54,649	$43,862	$131,254	$113,508

Interest expense:
Northern homebuilding	$1,505	$1,297	$5,360	$5,175
Southern homebuilding	2,146	2,294	8,602	7,718
Financial services (a)	986	835	2,664	2,299
Total interest expense	$4,637	$4,426	$16,626	$15,192

Equity in income from joint venture arrangements	(52)	(44)	(118)	(268)
Acquisition and integration costs (c)	—	—	—	1,700

Income before income taxes	$50,064	$39,480	$114,746	$96,884

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

(b)
Includes $0.1 million and $0.7 million of acquisition-related charges taken during the three months ended September 30, 2019 and 2018, respectively, and $0.6 million and $4.5 million of acquisition-related charges taken during the nine months ended September 30, 2019 and 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

The following tables show total assets by segment at September 30, 2019 and December 31, 2018:

	September 30, 2019
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$3,688	$24,703		$—		$28,391
Inventory (a)	784,533	1,014,144		—		1,798,677
Investments in joint venture arrangements	2,768	44,789		—		47,557
Other assets (d)	32,296	58,377	(b)	216,305	(c)	306,978
Total assets	$823,285	$1,142,013		$216,305		$2,181,603

	December 31, 2018
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$5,725	$27,937		$—		$33,662
Inventory (a)	696,057	944,741		—		1,640,798
Investments in joint venture arrangements	1,562	34,308		—		35,870
Other assets	19,524	43,086	(b)	248,641	(c)	311,251
Total assets	$722,868	$1,050,072		$248,641		$2,021,581

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

(c)	Includes asset held for sale for $5.6 million.

(d)	Includes $19.1 million of operating lease right-of-use assets recorded as a result of the adoption of ASU 2016-02 on January 1, 2019. See Note 1 and Note 15 for further information.

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
As of September 30, 2019, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$639,891	$13,454	$—	$653,345
Costs and expenses:
Land and housing	—	519,164	—	—	519,164
General and administrative	—	32,332	7,053	—	39,385
Selling	—	40,147	—	—	40,147
Equity in income from joint venture arrangements	—	—	(52)	—	(52)
Interest	—	3,650	987	—	4,637
Total costs and expenses	—	595,293	7,988	—	603,281

Income before income taxes	—	44,598	5,466	—	50,064

Provision for income taxes	—	11,222	1,004	—	12,226

Equity in subsidiaries	37,838	—	—	(37,838)	—

Net income	$37,838	$33,376	$4,462	$(37,838)	$37,838

	Three Months Ended September 30, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$555,649	$12,193	$—	$567,842
Costs and expenses:
Land and housing	—	452,029	—	—	452,029
General and administrative	—	30,180	6,717	—	36,897
Selling	—	35,054	—	—	35,054
Equity in income from joint venture arrangements	—	—	(44)	—	(44)
Interest	—	3,592	834	—	4,426
Total costs and expenses	—	520,855	7,507	—	528,362

Income before income taxes	—	34,794	4,686	—	39,480

Provision for income taxes	—	9,253	945	—	10,198

Equity in subsidiaries	29,282	—	—	(29,282)	—

Net income	$29,282	$25,541	$3,741	$(29,282)	$29,282

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended September 30, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,718,600	$39,540	$—	$1,758,140
Costs and expenses:
Land and housing	—	1,411,488	—	—	1,411,488
General and administrative	—	86,080	20,168	—	106,248
Selling	—	109,150	—	—	109,150
Equity in income from joint venture arrangements	—	—	(118)	—	(118)
Interest	—	13,962	2,664	—	16,626
Total costs and expenses	—	1,620,680	22,714	—	1,643,394

Income before income taxes	—	97,920	16,826	—	114,746

Provision for income taxes	—	25,555	3,384	—	28,939

Equity in subsidiaries	85,807	—	—	(85,807)	—

Net income	$85,807	$72,365	$13,442	$(85,807)	$85,807

	Nine Months Ended September 30, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,524,702	$39,095	$—	$1,563,797
Costs and expenses:
Land and housing	—	1,250,067	—	—	1,250,067
General and administrative	—	80,921	18,593	—	99,514
Selling	—	100,708	—	—	100,708
Acquisition and integration costs	—	1,700	—	—	1,700
Equity in income from joint venture arrangements	—	—	(268)	—	(268)
Interest	—	12,893	2,299	—	15,192
Total costs and expenses	—	1,446,289	20,624	—	1,466,913

Income before income taxes	—	78,413	18,471	—	96,884

Provision for income taxes	—	17,711	3,917	—	21,628

Equity in subsidiaries	75,256	—	—	(75,256)	—

Net income	$75,256	$60,702	$14,554	$(75,256)	$75,256

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$19,366	$14,085	$—	$33,451
Mortgage loans held for sale	—	—	128,322	—	128,322
Inventory	—	1,827,068	—	—	1,827,068
Property and equipment - net	—	26,794	827	—	27,621
Investment in joint venture arrangements	—	44,946	2,611	—	47,557
Operating lease right-of-use assets	—	15,716	3,343	—	19,059
Deferred income tax asset	—	11,988	—	—	11,988
Investment in subsidiaries	894,263	—	—	(894,263)	—
Intercompany assets	604,413	—	—	(604,413)	—
Goodwill	—	16,400	—	—	16,400
Other assets	1,639	56,200	12,298	—	70,137
TOTAL ASSETS	$1,500,315	$2,018,478	$161,486	$(1,498,676)	$2,181,603

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$168,950	$578	$—	$169,528
Customer deposits	—	36,250	—	—	36,250
Operating lease liabilities	—	15,718	3,341	—	19,059
Intercompany liabilities	—	600,611	3,802	(604,413)	—
Other liabilities	—	126,285	5,149	—	131,434
Community development district obligations	—	14,328	—	—	14,328
Obligation for consolidated inventory not owned	—	6,687	—	—	6,687
Notes payable bank - homebuilding operations	—	189,900	—	—	189,900
Notes payable bank - financial services operations	—	—	108,594	—	108,594
Notes payable - other	—	5,508	—	—	5,508
Senior notes due 2021 - net	298,712	—	—	—	298,712
Senior notes due 2025 - net	246,962	—	—	—	246,962
TOTAL LIABILITIES	545,674	1,164,237	121,464	(604,413)	1,226,962

SHAREHOLDERS’ EQUITY	954,641	854,241	40,022	(894,263)	954,641

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,500,315	$2,018,478	$161,486	$(1,498,676)	$2,181,603

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$5,554	$15,975	$—	$21,529
Mortgage loans held for sale	—	—	169,651	—	169,651
Inventory	—	1,674,460	—	—	1,674,460
Property and equipment - net	—	28,485	910	—	29,395
Investment in joint venture arrangements	—	33,297	2,573	—	35,870
Deferred income tax asset	—	13,482	—	—	13,482
Investment in subsidiaries	817,986	—	—	(817,986)	—
Intercompany assets	579,447	—	—	(579,447)	—
Goodwill	—	16,400	—	—	16,400
Other assets	2,325	47,738	10,731	—	60,794
TOTAL ASSETS	$1,399,758	$1,819,416	$199,840	$(1,397,433)	$2,021,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$131,089	$422	$—	$131,511
Customer deposits	—	32,055	—	—	32,055
Intercompany liabilities	—	578,498	949	(579,447)	—
Other liabilities	—	140,860	9,191	—	150,051
Community development district obligations	—	12,392	—	—	12,392
Obligation for consolidated inventory not owned	—	19,308	—	—	19,308
Notes payable bank - homebuilding operations	—	117,400	—	—	117,400
Notes payable bank - financial services operations	—	—	153,168	—	153,168
Notes payable - other	—	5,938	—	—	5,938
Senior notes due 2021 - net	297,884	—	—	—	297,884
Senior notes due 2025 - net	246,571	—	—	—	246,571
TOTAL LIABILITIES	544,455	1,037,540	163,730	(579,447)	1,166,278

SHAREHOLDERS’ EQUITY	855,303	781,876	36,110	(817,986)	855,303

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,399,758	$1,819,416	$199,840	$(1,397,433)	$2,021,581

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$9,530	$(48,625)	$49,602	$(9,530)	$977

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,438)	(188)	—	(2,626)
Return of capital from unconsolidated joint ventures	—	—	438	—	438
Intercompany investing	(18,728)	—	—	18,728	—
Investments in and advances to joint venture arrangements	—	(23,351)	(171)	—	(23,522)
Net cash (used in) provided by investing activities	(18,728)	(25,789)	79	18,728	(25,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	568,900	—	—	568,900
Principal repayments of bank borrowings - homebuilding operations	—	(496,400)	—	—	(496,400)
Net repayments of bank borrowings - financial services operations	—	—	(44,574)	—	(44,574)
Principal repayment of notes payable - other and CDD bond obligations	—	(429)	—	—	(429)
Intercompany financing	—	16,155	2,573	(18,728)	—
Repurchase of common shares	(5,150)	—	—	—	(5,150)
Dividends paid	—	—	(9,530)	9,530	—
Debt issue costs	—	—	(40)	—	(40)
Proceeds from exercise of stock options	14,348	—	—	—	14,348
Net cash provided by (used in) financing activities	9,198	88,226	(51,571)	(9,198)	36,655

Net increase (decrease) in cash, cash equivalents and restricted cash	—	13,812	(1,890)	—	11,922
Cash, cash equivalents and restricted cash balance at beginning of period	—	5,554	15,975	—	21,529
Cash, cash equivalents and restricted cash balance at end of period	$—	$19,366	$14,085	$—	$33,451

	Nine Months Ended September 30, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$11,700	$(144,828)	$69,709	$(11,700)	$(75,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,636)	(230)	—	(5,866)
Return of capital from unconsolidated joint ventures	—	—	676	—	676
Acquisition, net of cash acquired	—	(100,960)	—	—	(100,960)
Intercompany Investing	(1,041)	—	—	1,041	—
Investments in and advances to joint venture arrangements	—	(19,412)	(1,075)	—	(20,487)
Proceeds from the sale of mortgage servicing rights	—	—	6,335	—	6,335
Net cash (used in) provided by investing activities	(1,041)	(126,008)	5,706	1,041	(120,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible senior subordinated notes due 2018	—	(65,941)	—	—	(65,941)
Proceeds from bank borrowings - homebuilding operations	—	519,900	—	—	519,900
Principal repayments of bank borrowings - homebuilding operations	—	(297,200)	—	—	(297,200)
Net repayments of bank borrowings - financial services operations	—	—	(64,169)	—	(64,169)
Principal repayments of notes payable - other and CDD bond obligations	—	(1,738)	—	—	(1,738)
Intercompany financing	—	5,862	(4,821)	(1,041)	—
Repurchase of common shares	(11,085)	—	—	—	(11,085)
Dividends paid	—	—	(11,700)	11,700	—
Debt issue costs	—	(75)	(40)	—	(115)
Proceeds from exercise of stock options	426	—	—	—	426
Net cash (used in) provided by financing activities	(10,659)	160,808	(80,730)	10,659	80,078

Net decrease in cash, cash equivalents and restricted cash	—	(110,028)	(5,315)	—	(115,343)
Cash, cash equivalents and restricted cash balance at beginning of period	—	131,522	20,181	—	151,703
Cash, cash equivalents and restricted cash balance at end of period	$—	$21,494	$14,866	$—	$36,360

NOTE 13. Share Repurchase Program
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. During the first quarter of 2019, the Company repurchased 0.2 million outstanding common shares at an aggregate purchase price of $5.2 million under the 2018 Share Repurchase Program. The Company did not repurchase any shares during the second and third quarters of 2019. As of September 30, 2019, the Company has repurchased 1.3 million outstanding common shares at an aggregate purchase price of $30.9 million under the 2018 Share Repurchase Program and $19.1 million remains available for repurchases under the 2018 Share Repurchase Program. The timing, amount and other terms and conditions of any additional repurchases under the 2018 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, corporate considerations, general market and economic conditions and legal requirements. The 2018 Share Repurchase Program does not have an expiration date and the Board may modify, discontinue or suspend it at any time.

NOTE 14. Revenue Recognition
Revenue and the related profit from the sale of a home and revenue and the related profit from the sale of land to third parties are recognized in the financial statements on the date of closing if delivery has occurred, title has passed to the buyer, all performance obligations (as defined below) have been met, and control of the home or land is transferred to the buyer in an amount that reflects the consideration we expect to be entitled to in exchange for the home or land. If not received immediately upon closing, cash proceeds from home closings are held in escrow for the Company’s benefit, typically for up to three days, and are included in Cash, cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets.

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

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Housing	$631,380	$554,820	$1,695,558	$1,518,278
Land sales	8,511	829	23,042	6,424
Financial services (a)	13,454	12,193	39,540	39,095
Total revenue	$653,345	$567,842	$1,758,140	$1,563,797

(a)
Revenues include hedging losses of $4.7 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively. Revenues include hedging losses of $10.7 million and hedging gains of $3.0 million for the nine months ended September 30, 2019 and 2018, respectively. Hedging gains and losses do not represent revenues recognized from contracts with customers.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 96% of our total revenues for the three and nine months ended September 30, 2019 and 2018, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

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

As of September 30, 2019, the Company has additional operating leases, which have not yet commenced, of approximately $25 million. This balance relates primarily to a new ten-year renewable lease for our corporate headquarters expected to commence in 2020.

During the first nine months of 2019, the Company reduced both its operating ROU asset and operating lease liability by $1.8 million as a result of $3.9 million of additional ROU asset amortization and periodic lease expense (which is recorded within our Unaudited Condensed Consolidated Statement of Cash Flows in the change in Other Assets and Other Liabilities), offset partially by $2.1 million attributable to additional leases and modifications to existing leases during the first nine months of the year. As of September 30, 2019, the Company’s ROU asset and operating lease liability had a balance of $19.1 million on its Unaudited Condensed Consolidated Balance Sheets.

For the three and nine months ended September 30, 2019, the Company had the following:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2019

Operating lease expense	$1,534	$4,626
Variable lease expense	427	1,305
Short-term lease expense	429	1,306
Total lease expense	$2,390	$7,237

		As of September 30, 2019
Weighted-average remaining lease term		4.2 years
Weighted-average discount rate		5.0%

The following table presents a maturity analysis of our annual undiscounted cash flows reconciled to the carrying value of our operating lease liabilities as of September 30, 2019:

(Dollars in thousands)
10/1/2019 - 12/31/2019	$1,520
2020	5,457
2021	4,778
2022	4,171
2023	3,170
2024	1,733
Thereafter	387
Total lease payments	21,216
Less: Imputed interest	(2,157)
Total operating lease liability	$19,059

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 116,500 homes since we commenced homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)). In addition, the Hans Hagen brand is used in older communities in our Minneapolis/St. Paul, Minnesota market, and, following our acquisition of the homebuilding assets and operations of Pinnacle Homes, a privately-held homebuilder in the Detroit, Michigan market (“Pinnacle Homes”), in March 2018, the Pinnacle Homes brand is used in certain communities in that market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C. (see “- Results of Operations - Overview” for more information regarding our decision in the first quarter of 2019 to wind down our Washington D.C. operations).
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended September 30, 2019 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K, other than the changes described in Note 1 (Basis of Presentation) to our financial statements of this Quarterly Report on Form 10-Q.
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

Overview
For both the third quarter and first nine months of 2019, we achieved record levels of new contracts, homes delivered, revenue and income before income taxes. These improved results are attributable to, among other things, higher homes delivered, improved overhead leverage and lower acquisition-related expenses in 2019. Our complementary financial services business achieved improved operating income in the third quarter and record revenue and a record number of loans originated in both the three and nine months ended September 30, 2019. Fundamental housing market factors were favorable in 2019's first nine months, with steady increases in employment, continued low mortgage rates, relatively high consumer confidence and a limited supply of homes available for sale. Although we believe housing market conditions will remain relatively favorable during the remainder of 2019, we also believe rising land and labor costs may continue to impose pressure on housing affordability in many of our markets.
Favorable market conditions along with the execution of our strategic business initiatives enabled us to achieve the following record results during the quarter and nine months ended September 30, 2019 in comparison to the third quarter and nine months ended September 30, 2018:

•	New contracts increased 32% to 1,721 and 9% to 5,096, respectively

•	Homes delivered increased 16% to 1,651 homes and 11% to 4,375 homes, respectively

•	Revenue increased 15% to $653.3 million and 12% to $1.8 billion, respectively

•	Income before income taxes increased 27% to $50.1 million and 18% to $114.7 million, respectively

•	Number of active communities at September 30, 2019 increased 4% to 221 - an all-time record for the Company
In addition to the record results described above, while not a third quarter record, our backlog sales value reached $1.14 billion at the end of the third quarter, and our company-wide absorption pace of sales per community for the third quarter of 2019 was 2.6 per month versus 2.1 per month for prior year’s third quarter.
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
Income before income taxes for the third quarter of 2019 increased 27% from $39.5 million in the third quarter of 2018 to a third quarter record $50.1 million in 2019. Income before income taxes for the three months ended September 30, 2018 was unfavorably impacted by $0.7 million of acquisition-related charges as a result of our acquisition of Pinnacle Homes in March 2018. Excluding these acquisition-related charges taken during the third quarter of 2018, income before income taxes increased 25%, or $9.9 million, from an adjusted income before income taxes of $40.2 million in the third quarter of 2018. For the nine months ended September 30, 2019, income before income taxes increased 18% from $96.9 million for the nine months ended September 30, 2018 to $114.7 million. Income before income taxes for the nine months ended September 30, 2019 was unfavorably impacted by $0.6 million of acquisition-related charges as a result of our acquisition of Pinnacle Homes in March 2018. Income before income taxes for the nine months ended September 30, 2018 was unfavorably impacted by $4.5 million of acquisition-related charges and $1.7 million of acquisition and integration costs, which were incurred as a result of our acquisition of Pinnacle Homes. Excluding these acquisition-related charges for both the nine months ended September 30, 2019 and 2018, adjusted income before income taxes increased 12% from $103.1 million in 2018's first nine months to $115.4 million in 2019's first nine months.
We achieved net income of $37.8 million, or $1.32 per diluted share, in 2019's third quarter, a 29% increase, or $8.5 million, from a net income of $29.3 million, or $1.01 per diluted share, in 2018's third quarter, which included $0.7 million of pre-tax acquisition-related charges ($0.02 per diluted share) as discussed above. Exclusive of these charges taken during the third quarter of 2018, net income increased 27%, or $8.0 million, from an adjusted net income of $29.8 million in the prior year. Our effective tax rate was 24.4% in 2019’s third quarter compared to 25.8% in 2018. In the nine months ended September 30, 2019, we achieved net income of $85.8 million, or $3.04 per diluted share, which included $0.6 million ($0.02 per diluted share) of pre-tax acquisition-related charges as discussed above. This compares to net income of $75.3 million, or $2.56 per diluted share, in the first nine months of 2018, which included $4.5 million of pre-tax acquisition-related charges and a $1.7 million charge for acquisition and integration costs (collectively $0.16 per diluted share) as discussed above. Exclusive of these acquisition-related charges in both periods, our adjusted net income increased to $86.3 million in the first nine months of 2019 compared to $79.9 million in the prior year. Our effective tax rate was 25.2% in 2019's first nine months compared to 22.3% in the first nine months of 2018.
During the quarter ended September 30, 2019, we recorded record third quarter total revenue of $653.3 million, of which $631.4 million was from homes delivered, $8.5 million was from land sales and $13.5 million was from our financial services operations. Revenue from homes delivered increased 14% in 2019's third quarter compared to the same period in 2018 driven primarily by a 16% increase in the number of homes delivered (229 units), offset, in part, by a 2% decrease in the average sales price of homes delivered ($8,000 per home delivered) which was primarily the result of the mix of homes delivered. Revenue from land sales increased $7.7 million from the third quarter of 2018 primarily due to more land sales in our Northern region in 2019's third quarter compared to the prior year. Revenue from our financial services segment increased 10% to a third quarter record of $13.5 million in the third quarter of 2019 as a result of an increase in loans closed and sold in addition to improvement in margins on loans sold compared to 2018's third quarter. During the first nine months of 2019, we recorded record total revenue of $1.8 billion, of which $1.7 billion was from homes delivered, $23.0 million was from land sales and $39.5 million was from our financial services operations. Revenue from homes delivered increased 12% in 2019's first nine months compared to the same period in 2018 driven primarily by an 11% increase in the number of homes delivered (422 units) and a 1% increase in the average sales price of homes delivered ($4,000 per home delivered). Revenue from land sales increased 16.6 million from 2018's first nine months due to more land sales in 2019's first nine months compared to the prior year. Revenue from our financial services segment increased 1% to $39.5 million in the first nine months of 2019 as a result of an increase in loans closed and sold in the nine months ended September 30, 2018, offset partially by lower margins on loans sold, primarily in the first quarter of 2019.
Total gross margin (total revenue less total land and housing costs) increased $18.4 million in the third quarter of 2019 compared to the third quarter of 2018 as a result of a $17.1 million improvement in the gross margin of our homebuilding operations and a $1.3 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $17.1 million primarily as a result of the 16% increase in the number of homes delivered. Our housing gross margin percentage improved 40 basis points from 18.7% in prior year's third quarter to 19.1% in 2019's third quarter. Exclusive of the $0.1 million and $0.7 million of acquisition-related charges (as discussed above) taken in the third quarter of 2019 and 2018, respectively, our adjusted housing gross margin percentage improved 30 basis points from 18.8% in prior year's third quarter to 19.1% in 2019's third quarter, primarily as a result of the mix of homes delivered during 2019's third quarter. Our gross margin on land sales (land sale gross margin) remained flat in the third quarter of 2019 compared to the third quarter of 2018. The gross margin of our financial services operations increased $1.3 million in the third quarter of 2019 compared to the third quarter of 2018 as a result of an increase in loans closed and sold in addition to improvement in margins on loans sold. Total gross margin increased $32.9 million in the nine months ended September 30, 2019 compared to the first nine months of 2018 as a result of a $32.5 million improvement in the gross margin of our homebuilding operations and a $0.4 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $32.5 million as a result of the 11% increase in the number of homes delivered and the 1% increase in the average sales price of homes delivered. Our housing gross margin percentage remained flat at 18.1% in both the nine months ended September 30, 2019 and 2018. Exclusive of the $0.6 million and $4.5 million of acquisition-related charges (as discussed above) taken in the nine months ended September 30, 2019 and 2018, respectively, our adjusted housing gross margin percentage declined 30 basis points from 18.4% in the prior year’s first nine months to 18.1% in 2019's first nine months, primarily as a result of the mix of homes delivered during the nine months ended September 30, 2019 as well as higher lot costs when compared to the same period in 2018. Our gross margin on land sales declined slightly in 2019's first nine months compared to 2018's first nine months. The gross margin of our financial services operations increased $0.4 million in the nine months ended September 30, 2019 compared to the first nine months of 2018 as a result of increases in the number of loan originations and the average loan amount, partially offset by a decline in margins on loans sold primarily in the first quarter of 2019.

We opened 58 new communities during the nine months ended September 30, 2019. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. As a result, our new contracts and housing gross margin may fluctuate up or down from quarter to quarter depending on the mix of communities delivering homes.
For the three months ended September 30, 2019, selling, general and administrative expense increased $7.6 million, which partially offset the increase in our gross margin dollars discussed above, but declined as a percentage of revenue from 12.7% in the third quarter of 2018 to 12.2% in the third quarter of 2019. Selling expense increased $5.1 million from 2018's third quarter but improved slightly as a percentage of revenue to 6.1% in 2019's third quarter from 6.2% for the same period in 2018. Variable selling expense for sales commissions contributed $3.5 million to the increase due to the higher number of homes delivered in the quarter. The increase in selling expense was also attributable to a $1.6 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased average community count. General and administrative expense increased $2.5 million compared to the third quarter of 2018 but declined as a percentage of revenue from 6.5% in the third quarter of 2018 to 6.0% in the third quarter of 2019. The dollar increase in general and administrative expense was primarily due to a $1.9 million increase in compensation related expenses due to our increased headcount and improved performance, $0.3 million increase in land related expenses due to the increase in average community count and a $0.3 million increase in charitable contributions. For the nine months ended September 30, 2019, selling, general and administrative expense increased $15.2 million, which partially offset the increase in our gross margin dollars discussed above, but declined as a percentage of revenue from 12.8% in the nine months ended September 30, 2018 to 12.3% in the nine months ended September 30, 2019. Selling expense increased $8.4 million from the nine months ended September 30, 2018 but improved as a percentage of revenue to 6.2% in 2019’s first nine months from 6.4% for the same period in 2018. Variable selling expense for sales commissions contributed $6.1 million to the increase due to the higher average sales price of homes delivered and the higher number of homes delivered year to date. The increase in selling expense was also attributable to a $2.3 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased average community count. General and administrative expense increased $6.7 million compared to the nine months ended September 30, 2018 but declined as a percentage of revenue from 6.4% in the nine month period ended September 30, 2018 to 6.0% in the nine months ended September 30, 2019. The dollar increase in general and administrative expense was primarily due to a $4.0 million increase in compensation related expenses due to our increased headcount and improved performance, a $1.8 million increase in land related expenses due to our increased average community count, a $0.4 million increase related to employee severance benefits as a result of the wind down of our Washington, D.C. operations, a $0.3 million increase in charitable contributions and a $0.2 million increase in miscellaneous expenses.
Outlook
During the first nine months of 2019, mortgage interest rates moderated, which we believe provided a catalyst for improved consumer confidence and demand for new homes. We continue to believe that the basic underlying housing market fundamentals of low unemployment, higher wages and low inventory levels remain favorable.

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
Consistent with these objectives, we took a number of steps during the nine months ended September 30, 2019 for continued improvement in our financial and operating results in 2019 and beyond, including investing $258.4 million in land acquisitions and $185.5 million in land development to help grow our presence in our existing markets. We currently estimate that we will spend approximately $575 million to $600 million on land purchases and land development in 2019, including the $443.9 million spent during the nine months ended September 30, 2019. However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home sales and deliveries, and we will adjust our land spending accordingly. We opened 58 communities and closed 46 communities in the nine months ended September 30, 2019, ending the third quarter with a total of 221 communities compared to 212 communities at September 30, 2018.
Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics will continue in the future.

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Revenue:
Northern homebuilding	$270,063	$236,803	$723,295	$622,325
Southern homebuilding	369,828	318,846	995,305	902,377
Financial services (a)	13,454	12,193	39,540	39,095
Total revenue	$653,345	$567,842	$1,758,140	$1,563,797

Gross margin:
Northern homebuilding (b)	$51,768	$44,385	$131,461	$110,807
Southern homebuilding	68,959	59,235	175,651	163,828
Financial services (a)	13,454	12,193	39,540	39,095
Total gross margin (b)	$134,181	$115,813	$346,652	$313,730

Selling, general and administrative expense:
Northern homebuilding	$22,181	$20,206	$60,902	$55,430
Southern homebuilding	36,459	32,102	99,343	94,777
Financial services (a)	6,845	6,512	19,597	17,936
Corporate	14,047	13,131	35,556	32,079
Total selling, general and administrative expense	$79,532	$71,951	$215,398	$200,222

Operating income (loss):
Northern homebuilding (b)	$29,587	$24,179	$70,559	$55,377
Southern homebuilding	32,500	27,133	76,308	69,051
Financial services (a)	6,609	5,681	19,943	21,159
Less: Corporate selling, general and administrative expense	(14,047)	(13,131)	(35,556)	(32,079)
Total operating income (b) (c)	$54,649	$43,862	$131,254	$113,508

Interest expense:
Northern homebuilding	$1,505	$1,297	$5,360	$5,175
Southern homebuilding	2,146	2,294	8,602	7,718
Financial services (a)	986	835	2,664	2,299
Total interest expense	$4,637	$4,426	$16,626	$15,192

Equity in income of joint venture arrangements	(52)	(44)	(118)	(268)
Acquisition and integration costs (c)	—	—	—	1,700

Income before income taxes	$50,064	$39,480	$114,746	$96,884

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

(b)
Includes $0.1 million and $0.7 million of acquisition-related charges taken during the three months ended September 30, 2019 and 2018, respectively, and $0.6 million and $4.5 million of acquisition-related charges taken during the nine months ended September 30, 2019 and 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

The following tables show total assets by segment at September 30, 2019 and December 31, 2018:

	At September 30, 2019
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$3,688	$24,703		$—		$28,391
Inventory (a)	784,533	1,014,144		—		1,798,677
Investments in joint venture arrangements	2,768	44,789		—		47,557
Other assets (d)	32,296	58,377	(b)	216,305	(c)	306,978
Total assets	$823,285	$1,142,013		$216,305		$2,181,603

	At December 31, 2018
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$5,725	$27,937		$—		$33,662
Inventory (a)	696,057	944,741		—		1,640,798
Investments in joint venture arrangements	1,562	34,308		—		35,870
Other assets	19,524	43,086	(b)	248,641	(c)	311,251
Total assets	$722,868	$1,050,072		$248,641		$2,021,581

(a)
Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

(c)	Includes asset held for sale for $5.6 million.

(d)
Includes $19.1 million of operating lease right-of-use assets recorded as a result of the adoption of ASU 2016-02 on January 1, 2019. See Note 1 and Note 15 to our Unaudited Condensed Consolidated Financial Statements for further information.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Northern Region
Homes delivered	651	583	1,739	1,548
New contracts, net	635	537	2,040	1,891
Backlog at end of period	1,231	1,284	1,231	1,284
Average sales price of homes delivered	$406	$406	$412	$402
Average sales price of homes in backlog	$430	$427	$430	$427
Aggregate sales value of homes in backlog	$529,090	$548,698	$529,090	$548,698
Housing revenue	$264,274	$236,619	$716,421	$621,712
Land sale revenue	$5,789	$184	$6,874	$613
Operating income homes (a) (b)	$29,511	$24,112	$70,428	$55,097
Operating income land	$76	$67	$131	$280
Number of average active communities	89	88	89	82
Number of active communities, end of period	89	88	89	88
Southern Region
Homes delivered	1,000	839	2,636	2,405
New contracts, net	1,086	765	3,056	2,781
Backlog at end of period	1,684	1,562	1,684	1,562
Average sales price of homes delivered	$367	$379	$371	$373
Average sales price of homes in backlog	$361	$379	$361	$379
Aggregate sales value of homes in backlog	$608,117	$591,339	$608,117	$591,339
Housing revenue	$367,106	$318,201	$979,137	$896,566
Land sale revenue	$2,722	$645	$16,168	$5,811
Operating income homes (a)	$32,502	$27,133	$75,910	$68,778
Operating (loss) income land	$(2)	$—	$398	$273
Number of average active communities	132	123	127	122
Number of active communities, end of period	132	124	132	124
Total Homebuilding Regions
Homes delivered	1,651	1,422	4,375	3,953
New contracts, net	1,721	1,302	5,096	4,672
Backlog at end of period	2,915	2,846	2,915	2,846
Average sales price of homes delivered	$382	$390	$388	$384
Average sales price of homes in backlog	$390	$401	$390	$401
Aggregate sales value of homes in backlog	$1,137,207	$1,140,037	$1,137,207	$1,140,037
Housing revenue	$631,380	$554,820	$1,695,558	$1,518,278
Land sale revenue	$8,511	$829	$23,042	$6,424
Operating income homes (a) (b)	$62,013	$51,245	$146,338	$123,875
Operating income land	$74	$67	$529	$553
Number of average active communities	221	211	216	204
Number of active communities, end of period	221	212	221	212

(a)	Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

(b)
Includes $0.1 million and $0.7 million of acquisition-related charges taken during the three months ended September 30, 2019 and 2018, respectively, and $0.6 million and $4.5 million of acquisition-related charges taken during the nine months ended September 30, 2019 and 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Financial Services
Number of loans originated	1,243	1,011	3,078	2,722
Value of loans originated	$388,033	$308,598	$959,022	$828,400

Revenue	$13,454	$12,193	$39,540	$39,095
Less: Selling, general and administrative expenses	6,845	6,512	19,597	17,936
Less: Interest expense	986	835	2,664	2,299

Income before income taxes	$5,623	$4,846	$17,279	$18,860

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Northern	10.9%	13.8%	10.6%	12.4%
Southern	13.5%	17.0%	14.4%	14.4%

Total cancellation rate	12.6%	15.7%	12.9%	13.6%

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
Adjusted housing gross margin, adjusted income before income taxes and adjusted net income are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Housing revenue	$631,380	$554,820	$1,695,558	$1,518,278
Housing cost of sales	510,727	451,267	1,388,975	1,244,196

Housing gross margin	120,653	103,553	306,583	274,082
Add: Acquisition-related charges (a)	82	692	639	4,549

Adjusted housing gross margin	$120,735	$104,245	$307,222	$278,631

Housing gross margin percentage	19.1%	18.7%	18.1%	18.1%
Adjusted housing gross margin percentage	19.1%	18.8%	18.1%	18.4%

Income before income taxes	$50,064	$39,480	$114,746	$96,884
Add: Acquisition-related charges (a)	82	692	639	4,549
Add: Acquisition and integration expenses (b)	—	—	—	1,700

Adjusted income before income taxes	$50,146	$40,172	$115,385	$103,133

Net income	$37,838	$29,282	$85,807	$75,256
Add: Acquisition-related charges - net of tax (a)	61	512	473	3,366
Add: Acquisition and integration expenses - net of tax (b)	—	—	—	1,258

Adjusted net income	$37,899	$29,794	$86,280	$79,880

(a)	Represents acquisition-related charges related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

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
Year Over Year Comparison
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The calculation of adjusted housing gross margin (referred to below), which we believe provides a clearer measure of the ongoing performance of our business, is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Segment Non-GAAP Financial Measures.”

Northern Region. During the three months ended September 30, 2019, homebuilding revenue in our Northern region increased $33.3 million, from $236.8 million in the third quarter of 2018 to $270.1 million in the third quarter of 2019. This 14% increase in homebuilding revenue was primarily the result of a 12% increase in the number of homes delivered (68 units). Operating income in our Northern region increased $5.4 million from $24.2 million in the third quarter of 2018 to $29.6 million during the quarter ended September 30, 2019. This increase in operating income was the result of a $7.4 million improvement in our gross margin, offset partially by a $2.0 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $7.4 million due to the increases in the number of homes delivered noted above. Our housing gross margin percentage improved 90 basis points to 19.6% in the third quarter of 2019 from 18.7% in the prior year’s third quarter. Exclusive of the $0.1 million and $0.7 million of acquisition-related charges taken during the third quarter of 2019 and 2018, respectively, related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018, our adjusted housing gross margin for the third quarter of 2019 improved 60 basis points to 19.6% compared to 19.0% for the third quarter of 2018. The improvement in housing gross margin percentage was primarily due to changes in product type and market mix of homes delivered compared to 2018's same period. Our land sale gross margin remained flat in the third quarter of 2019 compared to the same period in 2018.
Selling, general and administrative expense increased $2.0 million, from $20.2 million for the quarter ended September 30, 2018 to $22.2 million for the quarter ended September 30, 2019, and declined as a percentage of revenue to 8.2% in 2019's third quarter from 8.5% in 2018's third quarter. The increase in selling, general and administrative expense was attributable, in part, to a $1.8 million increase in selling expense due to (1) a $0.7 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, and (2) a $1.1 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $0.2 million increase in general and administrative expense primarily related to a $0.5 million increase in incentive compensation as a result of our improved performance, partially offset by a $0.3 million decline in land-related expenses.
During the three months ended September 30, 2019, we experienced an 18% increase in new contracts in our Northern region, from 537 in the third quarter of 2018 to 635 in the third quarter of 2019. The increase in new contracts was partially due to improving demand in our newer communities compared to prior year and an increase in our average number of communities during the period. Homes in backlog, however, decreased 4% from 1,284 homes at September 30, 2018 to 1,231 homes at September 30, 2019. Average sales price in backlog increased to $430,000 at September 30, 2019 compared to $427,000 at September 30, 2018 which was primarily due to changes in product type and market mix. During the three months ended September 30, 2019, we opened six new communities in our Northern region, the same as during 2018's third quarter. Our monthly absorption rate in our Northern region improved to 2.4 per community in the third quarter of 2019 compared to 2.0 per community in 2018's third quarter.
Southern Region. During the three month period ended September 30, 2019, homebuilding revenue in our Southern region increased $51.0 million, from $318.8 million in the third quarter of 2018 to $369.8 million in the third quarter of 2019. This 16% increase in homebuilding revenue was the result of a 19% increase in the number of homes delivered (161 units), offset partially by a decrease in the average sales price of homes delivered ($12,000 per home delivered) which was due to the mix of communities delivering homes. Operating income in our Southern region increased $5.4 million from $27.1 million in the third quarter of 2018 to $32.5 million during the quarter ended September 30, 2019. This increase in operating income was the result of a $9.7 million improvement in our gross margin, partially offset by a $4.4 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $9.7 million, due primarily to the 19% increase in the number of homes delivered noted above. Our housing gross margin percentage improved from 18.6% in prior year’s third quarter to 18.8% in the third quarter of 2019, largely due to the mix of communities delivering homes. Our land sale gross margin remained flat in the third quarter of 2019 compared to the third quarter of 2018. We did not record any additional warranty charges for stucco-related repair costs in our Florida communities during the third quarter of 2019. With respect to this matter, during the quarter ended September 30, 2019, we identified 9 additional homes in need of repair and completed repairs on 32 homes, and, at September 30, 2019, we have 142 homes in various stages of repair.  See Note 6 to our financial statements for further information.
Selling, general and administrative expense increased $4.4 million from $32.1 million in the third quarter of 2018 to $36.5 million in the third quarter of 2019 but declined as a percentage of revenue to 9.9% from 10.1% in the third quarter of 2018. The increase in selling, general and administrative expense was attributable, in part, to a $3.4 million increase in selling expense due to (1) a $2.8 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, and (2) a $0.6 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $1.0 million increase in general and administrative expense primarily related to a $0.5 million increase in land-related expenses and a $0.5 million increase in incentive compensation due to our improved performance.
During the three months ended September 30, 2019, we experienced a 42% increase in new contracts in our Southern region, from 765 in the third quarter of 2018 to 1,086 in the third quarter of 2019, and an 8% increase in homes in backlog from 1,562 homes at September 30, 2018 to 1,684 homes at September 30, 2019. The increases in new contracts and backlog were primarily due to changes in product type and market mix and an increase in our average number of communities during the period. Average sales price in backlog decreased to $361,000 at September 30, 2019 from $379,000 at September 30, 2018 due to changes in product type and market mix. During the three months ended September 30, 2019, we opened 10 communities in our Southern region, the same as during 2018's third quarter. Our monthly absorption rate in our Southern region improved to 2.7 per community in the third quarter of 2019 compared to 2.1 per community in the third quarter of 2018.
Financial Services. Revenue from our mortgage and title operations increased $1.3 million to a third quarter record of $13.5 million in the third quarter of 2019 from $12.2 million in the third quarter of 2018 due to an increase in loans closed and sold in addition to improvement in margins on loans sold. We experienced a 23% increase in the number of loan originations, from 1,011 in the third quarter of 2018 to an all-time quarter record 1,243 in the third quarter of 2019, and an increase in the average loan amount from $305,000 in the quarter ended September 30, 2018 to $312,000 in the quarter ended September 30, 2019.
We experienced a $0.9 million increase in operating income in the third quarter of 2019 compared to 2018's third quarter, which was primarily due to the increase in revenue discussed above, offset partially by a $0.3 million increase in selling, general and administrative expense compared to the third quarter of 2018. This increase was primarily due to an increase in compensation expense related to our increase in employee headcount due to new mortgage locations.
At September 30, 2019, M/I Financial provided financing services in all of our markets.
Approximately 85% of our homes delivered during the third quarter of 2019 were financed through M/I Financial, compared to 81% in the third quarter of 2018. Capture rate is influenced by financing availability and competition in the mortgage market, and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $0.9 million from $13.1 million for the third quarter of 2018 to $14.0 million for the third quarter of 2019. This increase primarily resulted from a $0.6 million increase in base compensation expense due to our increased headcount and a $0.3 million increase in charitable donations.
Equity in Income from Joint Venture Arrangements. Earnings from joint venture arrangements represent our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During both the three months ended September 30, 2019 and 2018, the Company earned less than $0.1 million in equity income from joint venture arrangements.
Interest Expense - Net. Interest expense for the Company increased $0.2 million from $4.4 million for the three months ended September 30, 2018 to $4.6 million for the three months ended September 30, 2019. This increase was primarily the result of an increase in average borrowings under our Credit Facility (as defined below) during the third quarter of 2019 compared to prior year. Our weighted average borrowings increased from $817.5 million in 2018's third quarter to $848.9 million in 2019's third quarter. Our weighted average borrowing rate decreased from 6.19% in the third quarter of 2018 to 6.13% for third quarter of 2019.
Income Taxes. Our overall effective tax rate was 24.4% for the three months ended September 30, 2019 and 25.8% for the same period in 2018. The decrease in the effective rate from the three months ended September 30, 2018 was primarily attributable to the tax benefit of equity compensation and changes in state tax rate and apportionments (see Note 10 to our financial statements for more information).
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Northern Region. During the nine months ended September 30, 2019, homebuilding revenue in our Northern region increased $101.0 million, from $622.3 million in the nine months ended September 30, 2018 to $723.3 million in the nine months ended September 30, 2019. This 16% increase in homebuilding revenue was the result of a 12% increase in the number of homes delivered (191 units, which benefited from our new Detroit division), a 2% increase in the average sales price of homes delivered ($10,000 per home delivered) and a $6.3 million increase in land sale revenue. Operating income in our Northern region increased $15.2 million, from $55.4 million during the nine months ended September 30, 2018 to $70.6 million during the nine months ended September 30, 2019. The increase in operating income was primarily the result of a $20.7 million increase in our gross margin, offset, in part, by a $5.5 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $20.8 million, due to the 12% increase in the number of homes delivered and the 2% increase in the average sales price of homes delivered noted above. Our housing gross margin percentage improved 50 basis points from 17.8% in the prior year's first nine months to 18.3% for the same period in 2019. Our housing gross margin for the nine months ended September 30, 2019 and 2018 was unfavorably impacted by $0.6 million and $4.5 million of acquisition-related charges, respectively, from our recent Detroit acquisition. Exclusive of the $0.6 million and $4.5 million of acquisition-

related charges, our adjusted housing gross margin percentage declined 10 basis points to 18.4% for the first nine months of 2019 from 18.5% primarily due to a change in product type and market mix of homes delivered compared to the prior year as well as increased lot costs. Our land sale gross margin declined $0.1 million as a result of fewer strategic land sales in the nine months ended September 30, 2019 compared to the same period in 2018.
Selling, general and administrative expense increased $5.5 million, from $55.4 million for the nine months ended September 30, 2018 to $60.9 million for the nine months ended September 30, 2019, but declined as a percentage of revenue to 8.4% compared to 8.9% for the same period in 2018. The increase in selling, general and administrative expense was attributable, in part, to a $3.9 million increase in selling expense due to (1) a $2.1 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered, $0.8 million of which was associated with our new Detroit division, and (2) a $1.8 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models as a result of our increased community count, $0.5 million of which related to our new Detroit division. The increase in selling, general and administrative expense was also attributable to a $1.6 million increase in general and administrative expense, which was primarily related to an increase in land related expenses as well as an increase in compensation-related expense as a result of our improved performance.
During the nine months ended September 30, 2019, we experienced an 8% increase in new contracts in our Northern region, from 1,891 in the nine months ended September 30, 2018 to 2,040 in the first nine months of 2019 (which benefited from our new Detroit division). The increase in new contracts was due to improving demand in our newer communities compared to prior year and due to an increase in our average number of communities during the period. Homes in backlog decreased 4% from 1,284 homes at September 30, 2018 to 1,231 homes at September 30, 2019. Average sales price in backlog increased to $430,000 at September 30, 2019 compared to $427,000 at September 30, 2018 which was primarily due to product type and market mix. During the nine months ended September 30, 2019, we opened 14 new communities in our Northern region compared to 19 during 2018's first nine months (excluding the 10 communities added as part of our acquisition in Detroit). Our monthly absorption rate in our Northern region declined to 2.5 per community in the first nine months of 2019 from 2.6 per community in the nine months ended September 30, 2018.
Southern Region. During the nine months ended September 30, 2019, homebuilding revenue in our Southern region increased $92.9 million from $902.4 million in the nine months ended September 30, 2018 to $995.3 million in the nine months ended September 30, 2019. This 10% increase in homebuilding revenue was the result of a 10% increase in the number of homes delivered (231 units) and a $10.4 million increase in land sale revenue, offset partially by a 1% decrease in the average sales price of homes delivered ($2,000 per home delivered). Operating income in our Southern region increased $7.3 million from $69.0 million in the nine months ended September 30, 2018 to $76.3 million during the nine months ended September 30, 2019. This increase in operating income was the result of an $11.8 million improvement in our gross margin offset by a $4.6 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $11.7 million, due primarily to the 10% increase in the number of homes delivered noted above. Our housing gross margin percentage declined 30 basis points from 18.2% in prior year's first nine months to 17.9% in the same period in 2019, largely due to the mix of communities delivering homes and rising lot costs. Our land sale gross margin improved $0.1 million as a result of more strategic land sales in the nine months ended September 30, 2019 compared to the same period in 2018.
Selling, general and administrative expense increased $4.6 million from $94.7 million in the nine months ended September 30, 2018 to $99.3 million in the nine months ended September 30, 2019 but declined as a percentage of revenue to 10.0% compared to 10.5% for the nine months ended September 30, 2018. The increase in selling, general and administrative expense was attributable to a $4.8 million increase in selling expense due to (1) a $4.0 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, and (2) an $0.8 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling expense was offset, in part, by a $0.2 million decrease in general and administrative expense, which was primarily related to a $0.7 million decrease in professional fees and a $0.3 million decrease in compensation expense, partially offset by a $0.8 million increase in land related expenses.
During the nine months ended September 30, 2019, we experienced a 10% increase in new contracts in our Southern region, from 2,781 in the nine months ended September 30, 2018 to 3,056 in the first nine months of 2019, and an 8% increase in backlog from 1,562 homes at September 30, 2018 to 1,684 homes at September 30, 2019. The increases in new contracts and backlog were primarily due to changes in product type and market mix as well as due to an increase in our average number of communities during the period. Average sales price in backlog decreased from $379,000 at September 30, 2018 to $361,000 at September 30, 2019 due to a change in product type and market mix. During the nine months ended September 30, 2019, we opened 44 communities in our Southern region compared to 35 during 2018's first nine months. Our monthly absorption rate in our Southern region improved to 2.7 per community in the nine months ended September 30, 2019 from 2.5 per community in the nine months ended September 30, 2018.

Financial Services. Revenue from our mortgage and title operations increased $0.4 million (1%) from $39.1 million in the nine months ended September 30, 2018 to $39.5 million in the nine months ended September 30, 2019 due to a 13% increase in the number of loan originations from 2,722 in the nine months ended September 30, 2018 to 3,078 in the nine months ended September 30, 2019 and an increase in the average loan amount from $304,000 in the nine months ended September 30, 2018 to $312,000 in the nine months ended September 30, 2019, offset partially by lower margins on loans sold due to increased competitive pressures, primarily during the first quarter of 2019.

We experienced a $1.2 million decrease in operating income in the first nine months of 2019 compared to the nine months ended September 30, 2018, which was primarily due to a $1.7 million increase in selling, general and administrative expense compared to 2018's first nine months, offset, in part, by the increase in our revenue discussed above. The increase in selling, general and administrative expense was primarily attributable to a $1.2 million increase in compensation expense related to our increase in employee headcount, a $0.3 million increase in professional fees and a $0.2 million increase in miscellaneous expenses.
At September 30, 2019, M/I Financial provided financing services in all of our markets. Approximately 81% of our homes delivered during the nine months ended September 30, 2019 were financed through M/I Financial, compared to 80% in 2018's first nine months. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $3.5 million from $32.1 million for the nine months ended September 30, 2018 to $35.6 million for the nine months ended September 30, 2019. The increase was primarily due to a $2.5 million increase in compensation expense, a $0.4 million increase related to benefits that will be provided to existing employees as a result of the orderly wind-down of our Washington, D.C. operations, a $0.3 million increase in depreciation costs associated with new information systems, and a $0.3 million increase in charitable donations.
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
Income from Joint Venture Arrangements. Income from joint venture arrangements represent our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. During the nine months ended September 30, 2019 and 2018, the Company earned $0.1 million and $0.3 million in equity in income from joint venture arrangements, respectively.
Interest Expense - Net. Interest expense for the Company increased $1.4 million from $15.2 million in the nine months ended September 30, 2018 to $16.6 million in the nine months ended September 30, 2019. This increase was primarily the result of an increase in average borrowings under our Credit Facility (as defined below) during the first nine months of 2019 compared to prior year, offset, in part, by the maturity of our 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”) in March 2018, which were not outstanding at all during the first nine months of 2019 and had a lower interest rate than our borrowings under our Credit Facility. Our weighted average borrowings increased from $783.3 million in the nine months ended September 30, 2018 to $845.9 million in the nine months ended September 30, 2019. Our weighted average borrowing rate declined from 6.23% in 2018's first nine months to 6.21% in 2019's first nine months.
Income Taxes. Our overall effective tax rate was 25.2% for the nine months ended September 30, 2019 and 22.3% for the nine months ended September 30, 2018. The increase in the effective rate for the nine months ended September 30, 2019 was primarily attributable to a $3.0 million nonrecurring tax benefit taken during the quarter ended June 30, 2018 related to the retroactive reinstatement of energy efficient homes tax credits (see Note 10 to our financial statements for more information).

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
Adjusted housing gross margin for our Northern region is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018

Northern region:
Housing revenue	$264,274	$236,619	$716,421	$621,712
Housing cost of sales	212,582	192,301	585,091	511,185

Housing gross margin	51,692	44,318	131,330	110,527
Add: Acquisition-related charges (a)	82	692	639	4,549

Adjusted housing gross margin	$51,774	$45,010	$131,969	$115,076

Housing gross margin percentage	19.6%	18.7%	18.3%	17.8%
Adjusted housing gross margin percentage	19.6%	19.0%	18.4%	18.5%

(a)	Represents acquisition-related charges from our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At September 30, 2019, we had $33.5 million of cash, cash equivalents and restricted cash, with $33.0 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $12.1 million increase in unrestricted cash and cash equivalents from December 31, 2018. Our principal uses of cash for the nine months ended September 30, 2019 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, debt service requirements, including the repayment of amounts outstanding under our credit facilities and the repurchase of $5.2 million of our outstanding common shares under our 2018 Share Repurchase Program (as defined below) during the first quarter of 2019. In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans and the sale of mortgage servicing rights, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
On a seasonal basis, we typically deliver a significant percentage of our annual home deliveries in our fourth quarter. Accordingly, we expect that our cash generated from those deliveries and other operations during the remaining three month period of 2019 will exceed our cash outlays for land purchases, land development, home construction and operating expenses during the period, although we also expect to continue to utilize our Credit Facility (as defined below) during the remainder of 2019.
We are actively acquiring and developing lots in our markets to replenish and grow our lot supply and active community count. We expect to continue to expand our business based on the anticipated level of demand for new homes in our markets. During the nine months ended September 30, 2019, we delivered 4,375 homes, started 4,949 homes, and spent $258.4 million on land purchases and $185.5 million on land development. Based upon our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $575 million to $600 million on land purchases and land development during 2019, including the $443.9 million spent during the nine months ended September 30, 2019.
We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to such land option agreements, as of September 30, 2019, we had a total of 14,225 lots under contract, with an aggregate purchase price of approximately $570.2 million to be acquired during the remainder of 2019 through 2028.
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

Operating Cash Flow Activities. During the nine-month period ended September 30, 2019, we generated $1.0 million of cash from operating activities, compared to using $75.1 million of cash in operating activities during the nine months ended September 30, 2018. The cash generated from operating activities in the first nine months of 2019 was primarily a result of net income of $85.8 million, $38.3 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable and customer deposits totaling $42.2 million, offset by a $156.1 million increase in inventory and a decrease in accrued compensation and other liabilities of $22.2 million. The $75.1 million of cash used in operating activities in 2018's first nine months was primarily a result of a $221.3 million increase in inventory and a decrease in accrued compensation and other liabilities of $20.5 million, offset partially by net income of $75.3 million, along with $56.3 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable and customer deposits totaling $30.6 million.

Investing Cash Flow Activities. During the nine months ended September 30, 2019, we used $25.7 million of cash in investing activities, compared to using $120.3 million of cash in investing activities during the nine months ended September 30, 2018. This reduction in cash used in 2019 was primarily due to our acquisition during the first quarter of 2018 of a privately held homebuilder in Detroit, Michigan, for approximately $101.0 million (see Note 7 to our financial statements for more information), offset partially by proceeds from the sale of a portion of our mortgage servicing rights of $6.3 million in the first quarter of 2018.

Financing Cash Flow Activities. During the nine months ended September 30, 2019, we generated $36.7 million of cash from financing activities, compared to generating $80.1 million of cash during the nine months ended September 30, 2018. The reduction in cash generated by financing activities in 2019 was primarily due to a $150.2 million decrease in proceeds from borrowings (net of repayments) under our Credit Facility (as defined below) during the nine months ended September 30, 2019, partially offset by the repayment during the first quarter of 2018 of $65.9 million of our 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”) , along with a $19.6 million decrease in net repayments of borrowings under our two M/I Financial credit facilities, a $13.9 million increase in proceeds from stock options, and a $5.9 million decrease in common shares repurchased during the period compared to the nine months ended September 30, 2018.
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares (see Note 13 to our financial statements). During the first quarter of 2019, the Company repurchased 201,088 common shares with an aggregate purchase price of $5.2 million which was funded with cash on hand and borrowings under our Credit Facility. The Company did not make any additional repurchases during the quarter ended June 30, 2019 or the quarter ended September 30, 2019. As of September 30, 2019, the Company is authorized to repurchase an additional $19.1 million of outstanding common shares under the 2018 Share Repurchase Program.

At both September 30, 2019 and December 31, 2018, our ratio of homebuilding debt to capital was 44%, calculated as the carrying value of our outstanding homebuilding debt divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
The Company is a party to three primary credit agreements: (1) a $500 million unsecured revolving credit facility, dated July 18, 2013, as amended, with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $125 million secured mortgage warehousing agreement (which increases to $160 million during certain periods), dated June 24, 2016, as amended, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $50 million mortgage repurchase agreement (which increased to $65 million during certain periods), dated October 30, 2017, as amended, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”).

Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of September 30, 2019:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	7/18/2021	$189,900	$244,533
Notes payable – financial services (b)	(b)	$108,594	$17,700

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $729.5 million of availability for additional senior debt at September 30, 2019. As a result, the full $500 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $189.9 million of borrowings outstanding and $65.6 million of letters of credit outstanding at September 30, 2019, leaving $244.5 million available. The Credit Facility has an expiration date of July 18, 2021.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial’s warehousing agreements as of September 30, 2019 was $210 million. Subsequent to the quarter ended September 30, 2019, M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility which extended its term for an additional year to October 26, 2020 and also increased the maximum borrowing availability to $65 million from $50 million.

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

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $567.9 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).
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
As of September 30, 2019, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of September 30, 2019:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$567.9	$907.5
Leverage Ratio	≤	0.60	0.45
Interest Coverage Ratio	≥	1.5 to 1.0	4.8 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$272.2	$3.0
Unsold Housing Units and Model Homes	≤	2,232	1,427

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides a maximum borrowing availability of $125 million, which may be increased to $160 million from November 15, 2019 to February 4, 2020 (a period of higher volume of mortgage originations). The MIF Mortgage Warehousing Agreement expires on June 19, 2020. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the floating LIBOR rate plus a spread of 200 basis points.
The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans originated by M/I Financial that are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement.
As of September 30, 2019, there was $72.5 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of September 30, 2019:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.0 to 1.0
Liquidity	≥	$6.25	$27.6
Adjusted Net Income	>	$0.0	$12.3
Tangible Net Worth	≥	$12.5	$31.1
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The MIF Mortgage Repurchase Facility provides for a maximum borrowing availability of $50 million and was scheduled to expire on October 28, 2019. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 200 or 225 basis points depending on the loan type.
Subsequent to the quarter ended September 30, 2019, M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility which becomes effective on October 28, 2019. The amendment extends the term of the MIF Mortgage Repurchase Facility for an additional year to October 26, 2020, increases the maximum borrowing availability to $65 million, and lowers the per annum rate to the floating LIBOR rate plus 175 or 200 basis points depending on the loan type.
The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the MIF Mortgage Repurchase Facility. As of September 30, 2019, there was $36.1 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants under the MIF Mortgage Repurchase Facility as of September 30, 2019.
Senior Notes.

5.625% Senior Notes. In August 2017, the Company issued $250 million aggregate principal amount of 5.625% Senior Notes due 2025. The 2025 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes. As of September 30, 2019, the Company was in compliance with all terms, conditions, and covenants under the indenture. See Note 8 to our financial statements for more information regarding the 2025 Senior Notes.

6.75% Senior Notes. In December 2015, the Company issued $300 million aggregate principal amount of 6.75% Senior Notes due 2021. The 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2021 Senior Notes. As of September 30, 2019, the Company was

in compliance with all terms, conditions, and covenants under the indenture. See Note 8 to our financial statements for more information regarding the 2021 Senior Notes.
Weighted Average Borrowings. For the three months ended September 30, 2019 and 2018, our weighted average borrowings outstanding were $848.9 million and $817.5 million, respectively, with a weighted average interest rate of 6.13% and 6.19%, respectively. The increase in our weighted average borrowings related to increased borrowings under our Credit Facility during the third quarter of 2019 compared to the same period in 2018.

At September 30, 2019, we had $189.9 million of borrowings outstanding under the Credit Facility, an increase from $117.4 million outstanding at December 31, 2018. During the first nine months of 2019, the Company used the Credit Facility for investment in land and land development, construction of homes, operating expenses, working capital requirements and share repurchases under our 2018 Share Repurchase Program. During the nine months ended September 30, 2019, the average daily amount outstanding under the Credit Facility was $217.0 million and the maximum amount outstanding under the Credit Facility was $272.7 million. Based on our currently anticipated spending on home construction, land acquisition and development in 2019, offset by expected cash receipts from home deliveries, we expect to continue to borrow under the Credit Facility during the remainder of 2019, with an estimated peak amount outstanding during the fourth quarter not expected to exceed $275 million. The actual amount borrowed during the fourth quarter of 2019 (and the estimated peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2018 Share Repurchase Program and any other extraordinary events or transactions.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $65.6 million of letters of credit issued and outstanding under the Credit Facility at September 30, 2019. During the nine months ended September 30, 2019, the average daily amount of letters of credit outstanding under the Credit Facility was $60.0 million and the maximum amount of letters of credit outstanding under the Credit Facility was $65.7 million.

At September 30, 2019, M/I Financial had $72.5 million outstanding under the MIF Mortgage Warehousing Agreement.  During the nine months ended September 30, 2019, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $50.0 million and the maximum amount outstanding was $113.0 million, which occurred during January, while the temporary increase provision was in effect and the maximum borrowing availability was $160.0 million.

At September 30, 2019, M/I Financial had $36.1 million outstanding under the MIF Mortgage Repurchase Facility.  During the nine months ended September 30, 2019, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $25.6 million and the maximum amount outstanding was $40.2 million, which occurred during January, while the temporary increase provision was in effect and the maximum borrowing availability was $65.0 million.
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
Land Option Agreements.  In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2019 and December 31, 2018, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
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
At September 30, 2019, “Consolidated Inventory Not Owned” was $6.7 million. At September 30, 2019, the corresponding liability of $6.7 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of September 30, 2019 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $48.3 million, including cash deposits of $28.4 million, prepaid acquisition costs of $6.1 million, letters of credit of $9.8 million and $4.0 million of other non-cash deposits.
Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of September 30, 2019, the Company had outstanding $248.8 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through September 2026.  Included in this total are: (1) $175.9 million of performance and maintenance bonds and $55.3 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $10.3 million of financial letters of credit; and (3) $7.3 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permitted borrowings of up to $710 million as of September 30, 2019, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2019	2018
Whole loan contracts and related committed IRLCs	$1,813	$5,823
Uncommitted IRLCs	134,484	76,117
FMBSs related to uncommitted IRLCs	133,000	83,000
Whole loan contracts and related mortgage loans held for sale	8,344	14,285
FMBSs related to mortgage loans held for sale	118,000	150,000
Mortgage loans held for sale covered by FMBSs	118,082	149,980

The table below shows the measurement of assets and liabilities at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2019	2018
Mortgage loans held for sale	$128,322	$169,651
Forward sales of mortgage-backed securities	326	(3,305)
Interest rate lock commitments	763	989
Whole loan contracts	(12)	(154)
Total	$129,399	$167,181

The following table sets forth the amount of (loss) gain recognized on assets and liabilities for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2019	2018	2019	2018
Mortgage loans held for sale	$(1,964)	$(1,383)	$(2,981)	$(66)
Forward sales of mortgage-backed securities	2,299	2,407	3,631	1,447
Interest rate lock commitments	(686)	(763)	(258)	80
Whole loan contracts	121	252	174	108
Total (loss) gain recognized	$(230)	$513	$566	$1,569

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of September 30, 2019. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at September 30, 2019. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total	9/30/2019
ASSETS:
Mortgage loans held for sale:
Fixed rate	$131,105	—	—	—	—	—	$131,105	$128,322
Weighted average interest rate	3.61%	—	—	—	—	—	3.61%

LIABILITIES:
Long-term debt — fixed rate	$217	$1,065	$301,215	$900	$956	$250,000	$554,353	$562,971
Weighted average interest rate	5.63%	5.63%	6.73%	5.63%	5.63%	5.63%	6.23%
Short-term debt — variable rate	$298,494	—	—	—	—	—	$298,494	$298,494
Weighted average interest rate	4.33%	—	—	—	—	—	4.33%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common shares during the three months ended September 30, 2019.

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

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1	Second Amendment to Second Amended and Restated Master Repurchase Agreement effective as of October 28, 2019 by and between M/I Financial and Sterling National Bank (filed herewith).

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	October 25, 2019	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	October 25, 2019	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)