Form 10-K
period 2019-12-31
M/I HOMES, INC.
filed 2020-02-21
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

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
(Address of principal executive offices) (Zip Code)

(614) 418-8000
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $.01	MHO	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

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

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares (its only class of common equity) held by non-affiliates (27,001,151 shares) was approximately $770.6 million.  The number of common shares of the registrant outstanding as of February 19, 2020 was 28,578,537.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Item 1. BUSINESS
General
M/I Homes, Inc. and subsidiaries (the “Company,” “we,” “us” or “our”) is one of the nation’s leading builders of single-family homes. The Company was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976. Since that time, the Company has sold over 118,200 homes.
The Company consists of two distinct operations: homebuilding and financial services. Our homebuilding operations are aggregated for reporting purposes into two reporting segments - the Northern and Southern regions. Our financial services operations support our homebuilding operations by providing mortgage loans and title services to the customers of our homebuilding operations and are reported as an independent segment.
Our homebuilding operations comprise the most significant portion of our business, representing 98% of consolidated revenue in both 2019 and 2018. We design, market, construct and sell single-family homes and attached townhomes to first-time, move-up, empty-nester, and luxury buyers. In addition to home sales, our homebuilding operations generate revenue from the sale of land and lots. We use the term “home” to refer to a single-family residence, whether it is a single-family home or attached home, and we use the term “community” to refer to a single development with a unique product type, or, at times, “communities” to refer to a single development with multiple product types, in which we construct homes. We primarily construct homes in planned development communities and mixed-use communities. We are currently offering homes for sale in 225 communities within 15 markets located in ten states. Our average sales price of homes delivered during 2019 was $384,000, and the average sales price of our homes in backlog at December 31, 2019 was $396,000. We offer homes ranging from a base sales price of approximately $180,000 to $1,000,000 and believe that this range of price points allows us to appeal to and attract a wide range of buyers. We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality, providing superior customer service and offering mortgage and title services in order to fully serve our customers. In our experience, our product offerings and customer service make the homebuying process more efficient for our customers.
Our financial services operations generate revenue primarily from originating and selling mortgages and collecting fees for title insurance and closing services. We offer mortgage banking services to our homebuyers through our 100%-owned subsidiary, M/I Financial, LLC (“M/I Financial”). We offer title services through subsidiaries that are either 100% or majority owned by the Company. Our financial services operations accounted for 2% of our consolidated revenues in both 2019 and 2018. See the “Financial Services” section below for additional information regarding our financial services operations.
Our principal executive offices are located at 3 Easton Oval, Suite 500, Columbus, Ohio 43219. The telephone number of our corporate headquarters is (614) 418-8000 and our website address is www.mihomes.com. Information on our website is not a part of and shall not be deemed incorporated by reference in this Form 10-K.

Markets
For reporting purposes, our 15 homebuilding divisions are aggregated into the following two segments:

Region	Market/Division	Year Operations Commenced
Northern	Columbus, Ohio	1976
Northern	Cincinnati, Ohio	1988
Northern	Indianapolis, Indiana	1988
Northern	Chicago, Illinois	2007
Northern	Minneapolis/St. Paul, Minnesota	2015
Northern	Detroit, Michigan	2018
Southern	Tampa, Florida	1981
Southern	Orlando, Florida	1984
Southern	Sarasota, Florida	2016
Southern	Houston, Texas	2010
Southern	San Antonio, Texas	2011
Southern	Austin, Texas	2012
Southern	Dallas/Fort Worth, Texas	2013
Southern	Charlotte, North Carolina	1985
Southern	Raleigh, North Carolina	1986

During the first quarter of 2019, we decided to wind down our Washington, D.C. operations, which was substantially completed as of December 31, 2019.
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
Industry Overview and Current Market Conditions
Housing market conditions were generally favorable during 2019, as evidenced by our strong results. We believe that many of the fundamentals supporting continued growth in demand remain favorable, including low mortgage rates, high consumer confidence, growth in employment, wage increases, and a limited supply of new and existing homes. Company-wide, our absorption pace of sales per community for 2019 improved to 2.6 per month compared to 2.4 per month in 2018. However, as a result of the growth in our more affordable Smart Series, primarily designed for entry-level and move-down homebuyers, our average sales price in backlog declined in 2019 by 3%.
Business Strategy
We remain focused on increasing our profitability by generating additional revenue, continuing to expand our market share, shifting our product mix to include more affordable designs, and investing in attractive land opportunities to increase our number of active communities. Consistent with our focus on improving long-term financial results, we expect to emphasize the following strategic business objectives in 2020:

•	profitably growing our presence in our existing markets, including opening new communities;

•	expanding the availability of our more affordable Smart Series homes;

•	opportunistically reviewing potential new markets;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.
However, we can provide no assurance that the positive trends reflected in our financial and operating metrics in 2018 and 2019 will continue in 2020.

Sales and Marketing
During 2019, we continued to focus our marketing efforts on first-time and move-up homebuyers, including home designs targeted to first-time, millennial and empty-nester homebuyers. We market and sell our homes primarily under the M/I Homes and Showcase Collection (exclusively by M/I Homes) brands. Additionally, the Hans Hagen brand is used in older communities in our Minneapolis/St. Paul market. Our marketing efforts are directed at driving interest in and preference for the M/I Homes brands over other homebuilders or the resale market.
We provide our homebuyers with the following products, programs and services which we believe differentiate our brand: (1) homes with high quality construction located in attractive areas and desirable communities that are supported by our industry leading transferable structural warranty, which is a 15-year warranty in all of our markets other than Texas and a 10-year warranty in our Texas markets; (2) our Whole Home Building Standards which are designed to deliver features and benefits that satisfy the buyer’s expectation for a better-built home, including a more eco-friendly and energy efficient home that we believe will generally save our customers up to 30% on their energy costs compared to a home that is built to minimum code requirements; (3) our Design Studios and Design Consultants that assist our homebuyers in selecting product and design options; (4) fully furnished model homes and highly-trained sales consultants to build the buyer’s confidence and enhance the quality of the homebuying experience; (5) our mortgage financing programs that we offer through M/I Financial, including competitive fixed-rate and adjustable-rate loans; (6) our Ready Now Homes program which offers homebuyers the opportunity to close on certain new homes in 60 days or less; and (7) our unwavering focus on customer care and customer satisfaction.
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
To further enhance the homebuying process, we operate Design Studios in a majority of our markets. Our Design Studios allow our homebuyers to select from a variety of product and design options that are available for purchase as part of the original construction of their homes. Our centers are staffed with Design Consultants who help our homebuyers select the right combination of options to meet their budget, lifestyle and design sensibilities. In most of our markets, we offer our homebuyers the option to consider and make design planning decisions using our Envision online design tool. We believe this tool is helpful for prospective buyers to use during the planning phase and makes their actual visit to our Design Studios more productive and efficient as our consultants are able to view the buyer’s preliminary design selections and pull samples in advance of the buyer’s visit.
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
Our company-employed sales consultants are trained and prepared to meet the buyer’s expectations and build the buyer’s confidence by fully explaining the features and benefits of our homes, helping each buyer determine which home best suits the buyer’s needs, explaining the construction process, and assisting the buyer in choosing the best financing option. Significant attention is given to the ongoing training of all sales personnel to assure a high level of professionalism and product knowledge. As of December 31, 2019, we employed 248 home sales consultants.
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
We market our homes using digital and traditional media. The particular media used differs from market to market based on area demographics and other competitive factors. We market directly to consumers via newspaper, direct mail, billboards, radio, and television as well as internet marketing using our website, search engine optimization, paid search, and display advertising. We leverage our presence on referral sites, such as Zillow.com and NewHomeSource.com, to drive sales leads to our internet sales associates.  We also use email marketing to maintain communication with existing prospects and customers. We use our social media presence to communicate to potential homebuyers the experiences of customers who have purchased our homes and to provide content about our homes and design features.
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
We offer homes ranging from a base sales price of approximately $180,000 to $1,000,000 and from approximately 1,100 to 5,500 square feet. In addition to single-family detached homes, we also offer attached townhomes in several of our markets. By offering a wide range of homes, we are able to attract first-time, millennial, move-up, empty-nester and luxury homebuyers. It is our goal to sell more than one home to our buyers, and we believe we have had success in this strategy.
We devote significant resources to the research, design and development of our homes to meet the demands of our buyers and evolving market requirements. Across all of our divisions, we currently offer over 600 different floor plans designed to reflect current lifestyles and design trends. We continue to change and update our plan portfolio based on trends and market conditions. In addition, we are continuing to develop new floor plans and communities specifically for the growing empty-nester market. These plans (primarily ranch and main floor master bedroom type plans) focus on move-down buyers, are smaller in size, and feature outdoor living potential, fewer bedrooms, and better community amenities. Our homebuilding divisions often share successful plans with other divisions, when appropriate.
We have successfully implemented our “Smart Series” across all of our divisions and it represented approximately 30% of our total sales as of December 31, 2019. Our “Smart Series” is intended to offer buyers excellent value, great locations, and pre-selected packages of upgraded finishes and appliances. Our “Smart Series” targets entry-level and move-down buyers and focuses significant attention on affordability, livability and offering some design flexibility to our customers. This series has become an important and successful part of our overall product lineup.
Our “City Collection” floor plans offer a unique and upscale urban lifestyle by utilizing narrow lots, detached rear garages and thoughtfully designed interiors. Our City Collection enables us to participate in new infill development opportunities that extend beyond our traditional suburban markets.
We design all of our product lines to reduce production costs and construction cycle times while adhering to our quality standards and using materials and construction techniques that reflect our commitment to more environmentally conscious homebuilding methods. All of our homes are constructed according to proprietary designs that meet the applicable FHA and VA requirements and all local building codes. We attempt to maintain efficient operations by utilizing standardized materials. Our raw materials consist primarily of lumber, concrete and similar construction materials, and while these materials are generally available from a variety of sources, we have reduced construction and administrative costs by executing national purchasing contracts with select vendors. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction and control product consistency and availability. We generally employ subcontractors for the installation of site improvements and the construction of homes. The construction of each home is supervised by a Personal Construction Supervisor who reports to a Production Manager, both of whom are employees of the Company. Our Personal Construction Supervisors manage the scheduling and construction process. Subcontractor work is performed pursuant to written agreements that require our subcontractors to comply with all applicable laws and labor practices, follow local building codes and permits, and meet performance, warranty, and insurance requirements. The agreements generally specify a fixed price for labor and materials and are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our backlog.
We begin construction on a majority of our homes after we have obtained a sales contract and preliminary oral confirmation from the buyer’s lender that financing should be approved. In certain markets, contracts may be accepted contingent upon the sale of an existing home, and construction may be authorized through a certain phase prior to satisfaction of that contingency. The construction of our homes typically takes approximately four to six months from the start of construction to completion of the home, depending on the size and complexity of the particular home being built, weather conditions, and the availability of labor, materials, and supplies. We also construct inventory homes (i.e., homes started in the absence of an executed contract) to facilitate delivery of homes on an immediate-need basis under our Ready Now Homes program and to provide presentation of new products. For some prospective buyers, selling their existing home has become a less predictable process and, as a result, when they sell their home, they often need to find, buy and move into a new home in 60 days or less. Other buyers simply prefer the certainty provided by being able to fully visualize a home before purchasing it. Of the total number of homes closed in 2019 and 2018, 49% and 45%, respectively, were inventory homes which include both homes started as inventory homes and homes that started under a contract that were later cancelled and became inventory homes as a result.
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
As of December 31, 2019, we had a total of 2,671 homes in backlog with an aggregate sales value of $1,058 million, in various stages of completion, including homes that are under contract but for which construction had not yet begun. As of December 31, 2018, we had a total of 2,194 homes in backlog, with an aggregate sales value of $896.7 million . Homes included in year-end backlog are typically included in homes delivered in the subsequent year.
Warranty
We provide certain warranties in connection with our homes and also perform inspections with the buyer of each home immediately prior to delivery and as needed after a home is delivered. The Company offers both a transferable limited warranty program (“Home Builder’s Limited Warranty”) and a transferable structural limited warranty. The Home Builder’s Limited Warranty covers construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause. The structural warranty is for 10 or 15 years for homes sold after December 1, 2015 and 10 or 30 years for homes sold after April 25, 1998 and on or before December 1, 2015. We also pass along to our homebuyers all warranties provided by the manufacturers or suppliers of components installed in each home. Although our subcontractors are generally required to repair and replace any product or labor defects during their respective warranty periods, we are ultimately responsible to the homeowner for making such repairs during our applicable warranty period. Accordingly, we have estimated and established reserves for both our Home Builder’s Limited Warranty and potential future structural warranty costs based on the number of home deliveries and historical data trends for our communities. In the case of the structural warranty, we also employ an actuary to assist in the determination of our future costs on an annual basis. Our warranty expense (excluding stucco-related repair costs in certain of our Florida communities in 2018 and 2017 (as more fully discussed in Note 8 to our Consolidated Financial Statements)) was approximately 0.7% of total housing revenue in 2019 and 0.8% of total housing revenue in each of 2018 and 2017.
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
We seek to meet our need for lots by obtaining advantageous land positions in desirable locations in a cost effective manner that is responsive to market conditions and maintains our financial strength and liquidity. Before acquiring land, we complete extensive comparative studies and analyses, which assist us in evaluating the economic feasibility of each land acquisition. We consider a number of factors, including projected rates of return, estimated gross margins, and projected pace of absorption and sales prices of the homes to be built, all of which are impacted by our evaluation of population and employment growth patterns, demographic trends and competing new home subdivisions and resales in the relevant sub-market.
We attempt to acquire land with a minimum cash investment and negotiate takedown options when available from sellers. We also restrict the use of guarantees or commitments in our land contracts to limit our financial exposure to the amounts invested in the property and pre-development costs during the life of the community we are developing. We believe this approach significantly reduces our risk. In addition, we generally obtain necessary development approvals before we acquire land. We acquire land primarily through contingent purchase agreements, which typically condition our obligation to purchase land upon approval of zoning and utilities, as well as our evaluation of soil and subsurface conditions, environmental and wetland conditions, market analysis, development costs, title matters and other property-related criteria. All land and lot purchase agreements and the funding of land purchases require the approval of our corporate land acquisition committee, which is comprised of our senior management team and key operating and financial executives. Further details relating to our land option agreements are included in Note 8 to our Consolidated Financial Statements.
In 2019, we continued to increase our investments in land acquisition, land development and housing inventory to meet demand and expand our operations in certain markets. In 2019 and 2018, we developed over 81% and 74%, respectively, of our lots internally, primarily due to a lack of availability of developed lots in desirable locations in the market. Raw land that requires development generally remains more available. In order to minimize our investment and risk of large exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the cost of land investment and development through joint ownership and development agreements, joint ventures, and other similar arrangements. For joint venture arrangements where a special purpose entity is established to own the property, we enter into limited liability company or similar arrangements (“LLCs”) with the other partners. Further details relating to our joint venture arrangements are included in Note 6 to our Consolidated Financial Statements.
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

In the normal course of our homebuilding business, we balance the economic risk of owning lots and land with the necessity of having lots available for construction of our homes. The following table sets forth our land position in lots (including lots held in joint venture arrangements) at December 31, 2019:

	Lots Owned
Region	Developed Lots	Lots Under Development	Undeveloped Lots (a)	Total Lots Owned	Lots Under Contract	Total
Northern	3,415	508	2,934	6,857	6,207	13,064
Southern	2,805	1,877	3,127	7,809	12,386	20,195
Total	6,220	2,385	6,061	14,666	18,593	33,259

(a)	Includes our interest in raw land held by joint venture arrangements expected to be developed into 917 lots.
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
We also provide title and closing services to purchasers of our homes through our 100%-owned subsidiaries, TransOhio Residential Title Agency Ltd., M/I Title Agency Ltd., and M/I Title LLC. Through these entities, we serve as a title insurance agent by providing title insurance policies and examination and closing services to purchasers of our homes in the Columbus, Cincinnati, Minneapolis/St. Paul, Tampa, Orlando, Sarasota, San Antonio, Houston, Dallas/Fort Worth, and Austin markets.  In addition, TransOhio Residential Title Agency Ltd. provides examination and title insurance services to our housing markets in the Raleigh, Charlotte, Chicago and Indianapolis markets. We assume no underwriting risk associated with the title policies.
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
Employees
At December 31, 2019, we employed 1,401 people (including part-time employees), of which 1,110 were employed in homebuilding operations, 186 were employed in financial services and 105 were employed in management and administrative services. No employees are represented by a collective bargaining agreement.
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
Homebuilding Market and Economic Risks
Although the homebuilding industry generally experienced improved conditions in 2019, a renewed deterioration in industry conditions or in broader economic conditions could have adverse effects on our business and results of operations.

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
In the event of a downturn in the homebuilding and mortgage lending industries, or if the national economy weakens, we could experience declines in the market value of our inventory and demand for our homes, which could have a significantly negative impact on our gross margins from home sales and financial condition and results of operations. Additional external factors, such as foreclosure rates, mortgage pricing and availability, and unemployment rates, could also negatively impact our results.
Potential customers may be less willing or able to buy our homes if any of these conditions have a negative impact on the homebuilding industry. In the future, our pricing strategies may be limited by market conditions. We may be unable to change the mix of our home offerings, reduce the costs of the homes we build or offer more affordable homes to maintain our gross margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may increase.
While the absorption pace of our new contracts per community improved in 2019 compared to 2018, a decline in sales activity could adversely affect our results of operations, financial condition and cash flows.
Our financial services business is closely related to our homebuilding business, as it originates mortgage loans principally on behalf of purchasers of the homes we build. A decrease in the demand for our homes because of the existence of any of the foregoing conditions could also adversely affect the financial results of this segment of our business.

Additionally, we may be subject to increased counterparty risks, including purchasers of mortgages originated by M/I Financial being unwilling or unable to perform their obligations to us. To the extent a third-party is unwilling or unable to perform such obligations, our financial condition, results of operations and/or cash flows could be negatively impacted.

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
Increased costs of lumber, framing, concrete, steel and other building materials could increase our construction costs. We generally are unable to pass on increases in construction costs to customers who have already entered into sales contracts, as those sales contracts generally fix the price of the homes at the time the contracts are signed, which may occur before construction begins. During 2019, we experienced increases in construction costs primarily due to the competitive market for skilled labor and increased material costs resulting from inflationary pressures and normal supply and demand dynamics of the industry. Increases in construction costs that exceeded our increase in home pricing eroded our gross margins from home sales during 2019 and may continue to reduce our gross margins, particularly if pricing competition restricts our ability to pass on any additional costs of materials or labor, thereby decreasing our gross margins from home sales.
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
Inflation can have a long-term impact on us because if the costs of land, materials and labor increase, we would need to increase the sale prices of our homes to maintain satisfactory margins. In a highly inflationary environment, we may not be able to raise home prices enough to keep pace with the increased costs of land and house construction, which could reduce our profit margins. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on demand for our homes, and would likely also increase our cost of capital. Although the overall rate of inflation has been low for the last several years, we have experienced increases in the prices of land and construction costs that in some cases have exceeded our ability to raise the sales prices on our homes, which put downward pressure on our margins in 2019, and such pressures may continue.
Our limited geographic diversification could adversely affect us if the demand for new homes in our markets declines.
We have operations in Ohio, Indiana, Illinois, Michigan, Minnesota, North Carolina, Florida and Texas. Our limited geographic diversification could adversely impact us if the demand for new homes or the level of homebuilding activity in our current markets declines, since there may not be a balancing opportunity in a stronger market in other geographic regions.
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
The M/I Financial warehouse facilities will expire in 2020.
M/I Financial uses two mortgage warehouse facilities to finance eligible residential mortgage loans originated by M/I Financial, a $125 million secured mortgage warehousing agreement (the “MIF Mortgage Warehousing Agreement”) and a $65 million mortgage repurchase facility (the “MIF Mortgage Repurchase Facility”). These facilities will expire on June 19, 2020 and October 26, 2020, respectively. If we are unable to renew or replace the warehousing facilities when they mature, the activities of our financial services segment could be impeded and our home sales and our homebuilding and financial services results of operations may be adversely affected.
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
Our $500 million unsecured revolving credit facility dated July 18, 2013, as amended, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly-owned homebuilding subsidiaries (the “Credit Facility”), the indenture governing our newly issued 4.95% Senior Notes due 2028 (the “2028 Senior Notes”) (see Note 11 to our Consolidated Financial Statements for additional information) and the indenture governing our 5.625% Senior Notes due 2025 (the “2025 Senior Notes”) impose restrictions on our operations and activities. These restrictions and/or our failure to comply with the terms of our indebtedness could have a material adverse effect on our results of operations, financial condition and ability to operate our business.
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
The indenture governing the 2028 Senior Notes and the indenture governing the 2025 Senior Notes also contain covenants that may restrict our ability to operate our business and may prohibit or limit our ability to grow our operations or take advantage of potential business opportunities as they arise. Failure to comply with these covenants or any of the other restrictions or covenants contained in the indenture governing the 2028 Senior Notes and/or the indenture governing the 2025 Senior Notes could result in a default under the applicable indenture, in which case holders of the 2028 Senior Notes and/or the 2025 Senior Notes may be entitled to cause the sums evidenced by such notes to become due immediately. This acceleration of our obligations under the 2028 Senior Notes and the 2025 Senior Notes could force us into bankruptcy or liquidation and we may be unable to repay those amounts without selling substantial assets, which might be at prices well below the long-term fair values and carrying values of the assets. Our ability to comply with the foregoing restrictions and covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
Our indebtedness could adversely affect our financial condition, and we and our subsidiaries may incur additional indebtedness, which could increase the risks created by our indebtedness.
As of December 31, 2019, we had approximately $617.9 million of indebtedness (net of debt issuance costs), excluding issuances of letters of credit, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, and we had $364.9 million of remaining availability for borrowings under the Credit Facility. In addition, under the terms of the Credit Facility, the indentures governing the 2028 Senior Notes and the 2025 Senior Notes and the documents governing our other indebtedness, we have the ability, subject to applicable debt covenants, to incur additional indebtedness. The incurrence of additional indebtedness could magnify other risks related to us and our business. Our indebtedness and any future indebtedness we may incur could have a significant adverse effect on our future financial condition.

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

•
our debt level and the various covenants contained in the Credit Facility, the indentures governing our 2028 Senior Notes and 2025 Senior Notes and the documents governing our other indebtedness could place us at a relative competitive disadvantage as compared to some of our competitors; and

•
the terms of our indebtedness could prevent us from raising the funds necessary to repurchase all of the 2028 Senior Notes and the 2025 Senior Notes tendered to us upon the occurrence of a change of control, which, in each case, would constitute a default under the applicable indenture, which in turn could trigger a default under the Credit Facility and the documents governing our other indebtedness.

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
Several of our markets, specifically our operations in Florida, North Carolina and Texas, are situated in geographical areas that are regularly impacted by severe storms, including hurricanes, flooding and tornadoes. In addition, our operations in the Northern Region can be impacted by severe storms, including tornadoes. The occurrence of these or other natural disasters can cause delays in the completion of, or increase the cost of, developing one or more of our communities, and as a result could materially and adversely impact our results of operations.
We are subject to extensive government regulations, which could restrict our business and cause us to incur significant expense.
The homebuilding industry is subject to numerous local, state, and federal statutes, ordinances, rules, and regulations concerning building, zoning, sales, consumer protection, the environment, and similar matters. This regulation affects construction activities as well as sales activities, mortgage lending activities, land availability and other dealings with homebuyers. These statutes, ordinances, rules, and regulations, and any failure to comply therewith, could give rise to additional liabilities or expenditures and have an adverse effect on our results of operations, financial condition or business.
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
On December 31, 2019, we sold our 85,000 square foot office building that had been used for our home office in Columbus, Ohio. We have entered into a lease for a new home office in Columbus, Ohio and expect to move into the new office location in April 2020. See Note 1 to our Consolidated Financial Statements in Item 8 of this Form 10-K. We lease all of our other offices (see Note 9 to our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding our office leases).
Due to the nature of our business, a substantial amount of property is held as inventory in the ordinary course of business. See “Item 1. BUSINESS – Land Acquisition and Development” and “Item 1. BUSINESS – Backlog.”

Item 3.	LEGAL PROCEEDINGS
The Company and certain of its subsidiaries have received claims from homeowners in certain of our communities in our Tampa and Orlando, Florida markets (and been named as a defendant in legal proceedings initiated by certain of such homeowners) related to stucco on their homes. See Note 8 to the Company’s Consolidated Financial Statements for further information regarding these stucco claims.
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
Market for Common Shares and Dividends
The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.” As of February 19, 2020, there were approximately 445 record holders of the Company’s common shares. At that date, there were 30,137,141 common shares issued and 28,578,537 common shares outstanding.
Performance Graph
The following graph illustrates the Company’s performance in the form of cumulative total return to holders of our common shares for the last five calendar years through December 31, 2019, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Stock Index and the Standard & Poor’s 500 Homebuilding Index.

Comparison of Cumulative Year Total Return
Index Value
200
180
160
140
120
100
80
60
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
M/I Homes, Inc.
S&P 500
S&P 500 Homebuilding Index

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
M/I Homes, Inc.	$100.00	$95.47	$109.67	$149.83	$91.55	$171.39
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P 500 Homebuilding Index	100.00	108.55	99.00	171.62	116.27	175.33

Share Repurchases
There were no repurchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s common shares during the fourth quarter of the fiscal year ended December 31, 2019.
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

(In thousands, except per share amounts)	2019	2018	2017	2016	2015
Income Statement (Year Ended December 31):
Revenue	$2,500,290	$2,286,282	$1,961,971	$1,691,327	$1,418,395
Gross margin (a)	$489,427	$443,769	$393,268	$329,152	$300,094
Income before income taxes (a) (b) (c)	$166,025	$141,289	$120,324	$91,785	$86,929
Net income (a) (b) (c) (d)	$127,587	$107,663	$72,081	$56,609	$51,763
Preferred dividends	$—	$—	$3,656	$4,875	$4,875
Excess of fair value over book value of preferred shares redeemed	$—	$—	$2,257	$—	$—
Net income to common shareholders	$127,587	$107,663	$66,168	$51,734	$46,888
Earnings per share to common shareholders:
Basic:	$4.58	$3.81	$2.57	$2.10	$1.91
Diluted:	$4.48	$3.70	$2.26	$1.84	$1.68
Weighted average shares outstanding:
Basic	27,846	28,234	25,769	24,666	24,575
Diluted	28,475	29,178	30,688	30,116	30,047
Balance Sheet (December 31):
Inventory	$1,769,507	$1,674,460	$1,414,574	$1,215,934	$1,112,042
Total assets	$2,105,594	$2,021,581	$1,864,771	$1,548,511	$1,415,554
Notes payable banks – homebuilding operations	$66,000	$117,400	$—	$40,300	$43,800
Notes payable banks – financial services operations	$136,904	$153,168	$168,195	$152,895	$123,648
Notes payable - other	$5,828	$5,938	$10,576	$6,415	$8,441
Convertible senior subordinated notes due 2017 - net	$—	$—	$—	$57,093	$56,518
Convertible senior subordinated notes due 2018 - net	$—	$—	$86,132	$85,423	$84,714
Senior notes - net	$546,080	$544,455	$542,831	$295,677	$294,727
Shareholders’ equity	$1,003,477	$855,303	$747,298	$654,174	$596,566

(a)
Includes $0.6 million ($0.02 per diluted share) and $5.1 million ($0.13 per diluted share) of pre-tax acquisition-related charges taken during 2019 and 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018, pre-tax charges of $8.5 million ($0.18 per diluted share) and $19.4 million ($0.40 per diluted share) for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8 to our Consolidated Financial Statements) taken during the years ended December 31, 2017 and 2016, respectively, and $5.0 million ($0.18 per diluted share), $5.8 million ($0.15 per diluted share), $7.7 million ($0.16 per diluted share), $4.0 million ($0.08 per diluted share), and $3.6 million ($0.08 per diluted share) related to pre-tax impairment charges taken during the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(b)	Includes $1.7 million ($0.05 per diluted share) of pre-tax charges related to acquisition and integration costs taken during 2018 as a result of our acquisition of Pinnacle Homes.

(c)	Includes a pre-tax charge of $7.8 million ($0.16 per diluted share) for the loss on early extinguishment of debt taken during the year ended December 31, 2015.

(d)
Includes a non-cash provisional tax expense of approximately $6.5 million ($0.21 per diluted share) related to the re-measurement of our deferred tax assets as a result of the 2017 Tax Act enacted in December 2017 for the year ended December 31, 2017.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having sold over 118,200 homes since commencing homebuilding activities in 1976. The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)). In addition, the Hans Hagen brand is used in older communities in our Minneapolis/St. Paul, Minnesota market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; and Charlotte and Raleigh, North Carolina. In the first quarter of 2019, we decided to wind down our Washington, D.C. operations, which we substantially completed by the end of 2019. See Note 15 to our Consolidated Financial Statements for more information regarding our decision to wind down our operations in Washington, D.C. and our re-evaluation of our reporting segments as a result of this wind-down.
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
Revenue Recognition.  Revenue and the related profit from the sale of a home and revenue and the related profit from the sale of land to third parties are recognized in the financial statements on the date of closing if delivery has occurred, title has passed to the buyer, all performance obligations (as defined below) have been met, and control of the home or land is transferred to the buyer in an amount that reflects the consideration we expect to be entitled to in exchange for the home or land. If not received immediately upon closing, cash proceeds from home closings are held in escrow for the Company’s benefit, typically for up to three days, and are included in Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets.
Sales incentives vary by type of incentive and by amount on a community-by-community and home-by-home basis. The costs of any sales incentives in the form of free or discounted products and services provided to homebuyers are reflected in Land and housing costs in the Consolidated Statements of Income because such incentives are identified in our home purchase contracts with homebuyers as an intrinsic part of our single performance obligation to deliver and transfer title to their home for the transaction price stated in the contracts. Sales incentives that we may provide in the form of closing cost allowances are recorded as a reduction of housing revenue at the time the home is delivered.

We record sales commissions within Selling expenses in the Consolidated Statements of Income when incurred (i.e. when the home is delivered) as the amortization period is generally one year or less and therefore capitalization is not required as part of the practical expedient for incremental costs of obtaining a contract.
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
Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land is impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360”). The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, the value of the land itself as well as any results from third-party appraisals. From the review of all of these factors, we identify communities whose carrying values may exceed their estimated undiscounted future cash flows and run a test for recoverability. For those communities whose carrying values exceed the estimated undiscounted future cash flows and which are deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company’s cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions and/or changes in management’s intentions with respect to the inventory may lead the Company to incur additional impairment charges in the future. Because each inventory asset is unique, there are numerous inputs and assumptions used in our valuation techniques, including estimated average selling price, construction and development costs, absorption pace (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates, which could materially impact future cash flow and fair value estimates.
As of December 31, 2019, our projections generally assume a gradual improvement in market conditions. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of December 31, 2019, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums.
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
RESULTS OF OPERATIONS
Overview
For the year ended December 31, 2019, we achieved record levels of new contracts, homes delivered, revenue and pre-tax income. The improved profitability is attributable primarily to the increase in homes delivered and improved overhead leverage. We also incurred lower acquisition-related expenses in 2019. Additionally, our complementary financial services business also achieved record revenue and a record number of loans originated in 2019. Fundamental housing market factors were favorable in 2019, including steady increases in employment, continued low mortgage rates, relatively high consumer confidence, and a limited supply of homes available for sale. Although we believe housing market conditions will remain relatively favorable during 2020, we also believe rising land and construction costs may continue to impose pressure on housing affordability in many of our markets.

Favorable market conditions along with the continued execution of our strategic business initiatives enabled us to achieve the following record results in 2019 in comparison to the year ended December 31, 2018:

•	New contracts increased 16% to 6,773 contracts - a record high for our Company

•	Homes delivered increased 9% to 6,296 homes - a record high for our Company

•	Total sales value in backlog increased 18% to $1,058 million - a year-end record for our Company

•	Revenue increased 9% to $2.50 billion - a record high for our Company

•	Income before income taxes increased 18% to $166.0 million - a record high for our Company

•	Number of active communities at December 31, 2019 increased 8% to 225 - an all-time record for our Company

In addition to the record results described above, our number of homes in backlog increased 22%, and our company-wide absorption pace of sales per community for 2019 was 2.6 per month compared to 2.4 per month in 2018.

In January 2020, we issued $400 million aggregate principal amount of 2028 Senior Notes for net proceeds of approximately $393.9 million. We used a portion of the net proceeds of this offering to redeem, at par, all $300.0 million aggregate principal amount of our outstanding 6.75% Senior Notes due 2021 (the “2021 Senior Notes”) and used the remaining proceeds to repay a portion of our outstanding borrowings under the Credit Facility (as defined below).

Summary of Company Financial Results in 2019
The calculations of adjusted income before income taxes, adjusted net income, and adjusted housing gross margin, each of which is a non-GAAP measure, are described and reconciled to income before income taxes, net income, and housing gross margin, respectively, which represent the most directly comparable financial measures calculated in accordance with GAAP, below under “Non-GAAP Financial Measures.”
Income before income taxes for the twelve months ended December 31, 2019 increased 18% from $141.3 million for the year ended December 31, 2018 to $166.0 million for the year ended December 31, 2019. Income before income taxes for 2019 was unfavorably impacted by $0.6 million of acquisition-related charges as a result of our acquisition of Pinnacle Homes in March 2018 and asset impairment charges of $5.0 million. Income before income taxes for 2018 was unfavorably impacted by $6.8 million of acquisition-related charges (which includes $5.1 million of charges related to purchase accounting adjustments and $1.7 million of acquisition and integration costs, both incurred as a result of our acquisition of Pinnacle Homes) and asset impairment charges of $5.8 million. Excluding these acquisition-related and impairment charges in both 2019 and 2018, adjusted income before income taxes increased 12% from $153.9 million in 2018 to $171.7 million in 2019.
In 2019, we achieved net income of $127.6 million, or $4.48 per diluted share compared to net income of $107.7 million, or $3.70 per diluted share in 2018, both of which include the after-tax impact of the acquisition-related charges and asset impairment charges noted above. Excluding these charges, adjusted net income increased 12% from $117.3 million in 2018 to $131.9 million in 2019.
In 2019, we recorded record total revenue of $2.50 billion, including $2.42 billion from homes delivered, $24.6 million from land sales, and $55.3 million from our financial services operations. Revenue from homes delivered increased 9% from 2018 driven primarily by the 518 additional homes delivered in 2019 (a 9% increase). Revenue from land sales increased $7.7 million from 2018 due primarily to more land sales in our Northern region in the current year compared to the prior year. Revenue from our financial services segment increased 6% to $55.3 million in 2019 as a result of an increase in the number of loan originations and an increase in the average loan amount, partially offset by lower margins on loans sold during the period than we experienced in 2018, primarily in the first quarter of 2019.
Total gross margin (total revenue less total land and housing costs) increased $45.7 million in 2019 compared to 2018 as a result of a $42.5 million improvement in the gross margin of our homebuilding operations and a $3.2 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $44.1 million, due to the 9% increase in the number of homes delivered and a decline of $0.8 million in asset impairment charges. Our housing gross margin percentage improved 30 basis points from 17.6% in the prior year to 17.9% in 2019. Exclusive of the acquisition-related charges and asset impairment charges in 2019 and 2018, our adjusted housing gross margin percentage remained flat at 18.1% in both 2019 and 2018. Our gross margin on land sales (land gross margin) declined $1.5 million in 2019 compared to 2018 as a result of the mix of lots sold in the current year compared to the prior year. The gross margin of our financial services operations increased $3.2 million in 2019 compared to 2018 as a result of increases in the number of loan originations, the average loan amount and the volume of loans sold, partially offset by a decline in margins on loans sold, primarily in the first quarter of 2019.

We believe the increased sales volume in 2019 compared to 2018 was driven primarily by the opening of new communities which increased our average number of locations selling homes, along with the continued favorable economic conditions described above, limited supply of homes available for sale, better pricing leverage in select locations and submarkets, and shifts in both product and community mix. We opened 80 new communities during 2019. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs and type of home offered varies from year to year. As a result, our new contracts, average closing price and housing gross margin may fluctuate up or down from year to year depending on the mix of communities delivering homes. The improvements described above were partially offset by higher average lot and construction costs related to homebuilding industry conditions and normal supply and demand dynamics.
For 2019, selling, general and administrative expense increased $21.7 million, which partially offset the increase in our gross margin discussed above, but declined as a percentage of revenue to 12.1% in 2019 compared to 12.3% in 2018. Selling expense increased $11.5 million from 2018 and remained flat as a percentage of revenue at 6.2% in both 2019 and 2018. Variable selling expense for sales commissions contributed $7.8 million to the increase due to the higher number of homes delivered. The increase in selling expense was also attributable to a $3.7 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased average community count. General and administrative expense increased $10.2 million compared to 2018 but declined as a percentage of revenue from 6.0% in 2018 to 5.9% in 2019. The dollar increase in general and administrative expense was primarily due to a $7.2 million increase in compensation-related expenses primarily due to our increased headcount and improved performance, a $1.8 million increase in land related expenses due to our increased average community count, a $0.8 million increase in costs associated with new information systems, and a $0.4 million increase related to employee severance benefits as a result of the wind down of our Washington, D.C. operations.
Outlook
During 2019, housing market conditions were favorable, as interest rates moderated, with particularly strong sales in the second half of the year. We believe the general economic backdrop, with low unemployment, higher wages and high consumer confidence along with relatively low mortgage rates and low home inventory levels, provided a catalyst for increased demand for new homes. We believe these conditions and the associated level of housing demand will continue into 2020. The housing industry also continued to experience a modest shift to more affordable homes in 2019, which we responded to through additional investment in our more affordable Smart Series product. We remain sensitive to changes in market conditions, and continue to focus on increasing our profitability by generating additional revenue, expanding our market share, shifting our product mix to include more affordable designs, and investing in attractive land opportunities to increase our number of active communities.

We expect to continue to emphasize the following strategic business objectives in 2020:

•	profitably growing our presence in our existing markets, including opening new communities;

•	expanding the availability of our more affordable Smart Series homes;

•	opportunistically reviewing potential new markets;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.

Consistent with these objectives, we took several actions in 2019 intended to continue the improvement in our financial and operating results in 2020 and beyond, including investing $332.1 million in land acquisitions and $268.3 million in land development to grow our presence in our existing markets. We currently estimate that we will spend approximately $650 million to $700 million on land purchases and land development in 2020. However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as the satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home sales and deliveries, and we will adjust our land spending accordingly.
We ended 2019 with approximately 33,300 lots under control, which represents a 5.3 year supply of lots based on 2019 homes delivered, including certain lots that we anticipate selling to third parties. This represents a 16% increase from our approximately 28,700 lots under control at the end of 2018. We also opened 80 communities and closed 64 communities in 2019, ending the year with a total of 225 communities. Of our total communities, 61 offered our more affordable Smart Series designs, which are primarily designed for first-time homebuyers. We estimate that our average community count in 2020 will increase by about 5% from our average community count of 218 communities in 2019.
Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities for continuing to improve our financial results. However, we can provide no assurance that the positive trends reflected in our financial and operating metrics will continue in the future.

Segment Reporting
During 2019, we decided to wind down our Washington, D.C. operations, which was substantially completed by December 31, 2019. As a result, during the second quarter of 2019, we re-evaluated our reportable segments and determined that none of our separate Mid-Atlantic operating segments met the reportable criteria set forth in ASC 280, Segment Reporting (“ASC 280”). Therefore, we elected to aggregate our Charlotte and Raleigh, North Carolina operating segments (and our remaining Washington, D.C. operations, which were immaterial as of December 31, 2019) into our existing Southern region based on the aggregation criteria described in ASC 280. All prior year segment information has been recast to conform with the 2019 presentation. The change in the reportable segments has no effect on the Company's Consolidated Balance Sheets, Statement of Income or Statement of Cash Flows for the periods presented. See Note 15 to our Consolidated Financial Statements for further information on the Company’s application of ASC 280.
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
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); interest expense; and depreciation and amortization for the years ended December 31, 2019, 2018 and 2017:

	Year Ended
(In thousands)	2019	2018	2017
Revenue:
Northern homebuilding	$1,027,291	$933,119	$742,577
Southern homebuilding	1,417,676	1,300,967	1,169,701
Financial services (a)	55,323	52,196	49,693
Total revenue	$2,500,290	$2,286,282	$1,961,971

Gross margin:
Northern homebuilding (b)	$182,887	$165,187	$149,080
Southern homebuilding (c)	251,217	226,386	194,495
Financial services (a)	55,323	52,196	49,693
Total gross margin (b) (c) (d)	$489,427	$443,769	$393,268

Selling, general and administrative expense:
Northern homebuilding	$86,648	$79,056	$67,558
Southern homebuilding	136,135	130,474	122,099
Financial services (a)	27,973	24,714	22,405
Corporate	51,582	46,364	42,547
Total selling, general and administrative expense	$302,338	$280,608	$254,609

Operating income (loss):
Northern homebuilding (b)	$96,239	$86,131	$81,522
Southern homebuilding (c)	115,082	95,912	72,396
Financial services (a)	27,350	27,482	27,288
Less: Corporate selling, general and administrative expense	(51,582)	(46,364)	(42,547)
Total operating income (b) (c) (d)	$187,089	$163,161	$138,659

Interest expense:
Northern homebuilding	$7,474	$7,142	$5,010
Southern homebuilding	10,250	10,073	11,107
Financial services (a)	3,651	3,269	2,757
Total interest expense	$21,375	$20,484	$18,874

Equity in income from joint venture arrangements	$(311)	$(312)	$(539)
Acquisition and integration costs (e)	—	1,700	—

Income before income taxes	$166,025	$141,289	$120,324

Depreciation and amortization:
Northern homebuilding	$2,944	$2,448	$2,069
Southern homebuilding	4,778	4,472	4,579
Financial services	2,095	1,281	1,503
Corporate	6,133	6,330	6,023
Total depreciation and amortization	$15,950	$14,531	$14,174

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

(b)	Includes $0.6 million and $5.1 million of acquisition-related charges taken during 2019 and 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
The year ended December 31, 2017 includes an $8.5 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed below and in Note 8 to our Consolidated Financial Statements).

(d)
For the years ended December 31, 2019, 2018 and 2017, total gross margin and total operating income were reduced by $5.0 million, $5.8 million and $7.7 million, respectively, related to asset impairment charges taken during the period.

(e)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

The following tables show total assets by segment at December 31, 2019, 2018 and 2017:

	At December 31, 2019
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,655	$24,877		$—	$28,532
Inventory (a)	783,972	957,003		—	1,740,975
Investments in joint venture arrangements	1,672	36,213		—	37,885
Other assets (e)	21,564	52,662	(b)	223,976	298,202
Total assets	$810,863	$1,070,755		$223,976	$2,105,594

	At December 31, 2018
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$5,725	$27,937		$—		$33,662
Inventory (a)	696,057	944,741		—		1,640,798
Investments in joint venture arrangements	1,562	34,308		—		35,870
Other assets	19,524	43,086	(b)	248,641	(c) (d)	311,251
Total assets	$722,868	$1,050,072		$248,641		$2,021,581

	At December 31, 2017
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,933	$27,623		$—	$32,556
Inventory (a)	500,671	881,347		—	1,382,018
Investments in unconsolidated joint ventures	4,410	16,115		—	20,525
Other assets	13,573	52,095	(b)	364,004	429,672
Total assets	$523,587	$977,180		$364,004	$1,864,771

(a)
Inventory includes: single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

(c)	Includes asset held for sale for $5.6 million.

(d)
The decrease in Corporate, Financial Services, and Unallocated other assets from 2017 is related to an increase in cash on hand at the end of 2017 due primarily to the issuance of our $250.0 million aggregate principal amount of 2025 Senior Notes during the year ended December 31, 2017.

(e)
Includes $18.4 million of operating lease right-of-use assets recorded as a result of the adoption of ASU 2016-02 on January 1, 2019. See Note 9 to our Consolidated Financial Statements for further information.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Northern Region
Homes delivered	2,482	2,317	1,907
New contracts, net	2,695	2,306	1,978
Backlog at end of period	1,143	930	828
Average sales price of homes delivered	$411	$402	$387
Average sales price of homes in backlog	$433	$441	$415
Aggregate sales value of homes in backlog	$494,961	$410,434	$343,660
Housing revenue	$1,020,362	$932,248	$738,743
Land sale revenue	$6,929	$871	$3,834
Operating income homes (a) (b)	$96,108	$85,747	$80,762
Operating income land	$131	$384	$760
Number of average active communities	91	84	64
Number of active communities, end of period	96	90	69
Southern Region
Homes delivered	3,814	3,461	3,182
New contracts, net	4,078	3,539	3,321
Backlog at end of period	1,528	1,264	1,186
Average sales price of homes delivered	$367	$371	$358
Average sales price of homes in backlog	$368	$385	$377
Aggregate sales value of homes in backlog	$562,567	$486,280	$447,593
Housing revenue	$1,399,986	$1,284,949	$1,139,829
Land sale revenue	$17,690	$16,018	$29,872
Operating income homes (a) (c)	$114,715	$94,251	$70,307
Operating income land	$367	$1,661	$2,089
Number of average active communities	127	121	119
Number of active communities, end of period	129	119	119
Total Homebuilding Regions
Homes delivered	6,296	5,778	5,089
New contracts, net	6,773	5,845	5,299
Backlog at end of period	2,671	2,194	2,014
Average sales price of homes delivered	$384	$384	$369
Average sales price of homes in backlog	$396	$409	$393
Aggregate sales value of homes in backlog	$1,057,528	$896,714	$791,253
Housing revenue	$2,420,348	$2,217,197	$1,878,572
Land sale revenue	$24,619	$16,889	$33,706
Operating income homes (a) (b) (c) (d)	$210,823	$179,998	$151,069
Operating income land	$498	$2,045	$2,849
Number of average active communities	218	205	183
Number of active communities, end of period	225	209	188

(a)	Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

(b)	Includes $0.6 million and $5.1 million of acquisition-related charges taken during 2019 and 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
Includes an $8.5 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed below and in Note 8 to our Consolidated Financial Statements) taken during 2017.

(d)	Includes $5.0 million, $5.8 million and $7.7 million of asset impairment charges taken during the years ended December 31, 2019, 2018 and 2017, respectively.

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Financial Services
Number of loans originated	4,476	3,964	3,632
Value of loans originated	$1,382,695	$1,200,474	$1,078,520

Revenue	$55,323	$52,196	$49,693
Less: Selling, general and administrative expenses	27,973	24,714	22,405
Less: Interest expense	3,651	3,269	2,757
Income before income taxes	$23,699	$24,213	$24,531

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Northern	10.9%	13.6%	12.0%
Southern	14.3%	15.2%	14.8%
Total cancellation rate	13.0%	14.6%	13.8%

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
Adjusted housing gross margin, adjusted income before income taxes, and adjusted net income available to common shareholders are calculated as follows:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Housing revenue	$2,420,348	$2,217,197	$1,878,572
Housing cost of sales	1,986,743	1,827,669	1,537,846

Housing gross margin	433,605	389,528	340,726
Add: Stucco-related charges (a)	—	—	8,500
Add: Impairment (b)	5,002	5,809	7,681
Add: Acquisition-related charges (c)	639	5,147	—

Adjusted housing gross margin	$439,246	$400,484	$356,907

Housing gross margin percentage	17.9%	17.6%	18.1%
Adjusted housing gross margin percentage	18.1%	18.1%	19.0%

Income before income taxes	$166,025	$141,289	$120,324
Add: Stucco-related charges (a)	—	—	8,500
Add: Impairment (b)	5,002	5,809	7,681
Add: Acquisition-related charges (c)	639	5,147	—
Add: Acquisition and integration costs (d)	—	1,700	—

Adjusted income before income taxes	$171,666	$153,945	$136,505

Net income available to common shareholders	$127,587	$107,663	$66,168
Add: Stucco-related charges - net of tax (a)	—	—	5,440
Add: Impairment - net of tax (b)	3,802	4,415	4,916
Add: Acquisition-related charges - net of tax (c)	486	3,912	—
Add: Acquisition and integration costs - net of tax (d)	—	1,292	—
Add: Excess of fair value over book value of preferred shares redeemed (e)	—	—	2,257
Add: Deferred tax asset re-measurement as a result of 2017 Tax Act (f)	—	—	6,520

Adjusted net income available to common shareholders	$131,875	$117,282	$85,301

(a)	Represents warranty charges for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8 to our Consolidated Financial Statements).

(b)	Represents asset impairment charges taken during the respective periods.

(c)	Represents acquisition-related charges related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018 (as more fully discussed in Note 12 to our Consolidated Financial Statements).

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
We believe adjusted housing gross margin, adjusted income before income taxes, and adjusted net income available to common shareholders are each relevant and useful financial measures to investors in evaluating our operating performance as they measure the gross profit, income before income taxes, and net income available to common shareholders we generated specifically on our operations during a given period. These non-GAAP financial measures isolate the impact that the acquisition-related charges, stucco-related charges and impairment charges have on housing gross margins; the impact that the acquisition-related charges, acquisition and integration costs, stucco-related charges and impairment charges have on income before income taxes; and that the acquisition-related charges and integration costs, stucco-related charges, impairment charges, equity adjustment, and deferred tax asset re-measurement charge have on net income available to common shareholders, and allow investors to make comparisons with our competitors that adjust housing gross margins, income before income taxes, and net income available to common shareholders in a similar manner. We also believe investors will find these adjusted financial measures relevant and useful because they represent a profitability measure that may be compared to a prior period without regard to variability of the charges noted above. These financial measures assist us in making strategic decisions regarding community location and product mix, product pricing and construction pace.
Year Over Year Comparisons
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The calculation of adjusted housing gross margin (referred to below) is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Segment Non-GAAP Financial Measures.”
Northern Region. During the twelve months ended December 31, 2019, homebuilding revenue in our Northern region increased $94.2 million, from $933.1 million in 2018 to $1,027.3 million in 2019. This 10% increase in homebuilding revenue was the result of a 7% increase in the number of homes delivered (165 units), a 2% increase in the average sales price of homes delivered ($9,000 per home delivered), and a $6.1 million increase in land sale revenue. Operating income in our Northern region increased $10.1 million, from $86.1 million in 2018 to $96.2 million in 2019. The increase in operating income was primarily the result of a $17.7 million increase in our gross margin, offset, in part, by a $7.5 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $18.0 million, due to the 7% increase in the number of homes delivered and the 2% increase in the average sales price of homes delivered noted above. Our housing gross margin percentage improved 20 basis points from 17.7% in 2018 to 17.9% in 2019. Our housing gross margin in both 2019 and 2018 was unfavorably impacted by $0.6 million and $5.1 million, respectively, of acquisition-related charges from our Detroit acquisition and $3.4 million and $0.3 million in asset impairment charges, respectively. Exclusive of these charges in both years, our adjusted housing gross margin percentage in 2019 improved from 18.26% in 2018 to 18.31% in 2019 largely due to a change in product type and market mix of homes delivered compared to prior year, offset, in part, by increased lot and construction costs. Our land sale gross margin declined $0.3 million in the twelve months ended December 31, 2019 compared to the same period in 2018 as a result of the mix of lots sold in the current year compared to the prior year.
Selling, general and administrative expense increased $7.5 million, from $79.1 million in 2018 to $86.6 million in 2019, but declined as a percentage of revenue to 8.4% in 2019 compared to 8.5% in 2018. The increase in selling, general and administrative expense was attributable, in part, to a $5.6 million increase in selling expense, due to (1) a $2.5 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and higher number of homes delivered, $1.0 million of which was associated with our Detroit division, and (2) a $3.1 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $1.9 million increase in general and administrative expense, which was primarily related to a $0.9 million increase in land-related expenses, a $0.3 million increase in professional fees, and a $0.7 million increase in miscellaneous other expenses.
During 2019, we experienced a 17% increase in new contracts in our Northern region, from 2,306 in 2018 to 2,695 in 2019, and a 23% increase in backlog from 930 homes at December 31, 2018 to 1,143 homes at December 31, 2019. The increases in new contracts and backlog were attributable to (1) improved demand in our Smart Series communities compared to the prior year and (2) an increase in our average number of communities during the period. Average sales price in backlog decreased to $433,000 at December 31, 2019 compared to $441,000 at December 31, 2018 which was primarily due to product type and market mix in 2019 compared to prior year. During the twelve months ended December 31, 2019, we opened 28 new communities in our Northern region compared to 26 during 2018. Our monthly absorption rate in our Northern region improved to 2.5 per community in 2019, compared to 2.3 per community in 2018.
Southern Region. For the twelve months ended December 31, 2019, homebuilding revenue in our Southern region increased $116.7 million, from $1,301.0 million in 2018 to $1,417.7 million in 2019. This 9% increase in homebuilding revenue was primarily the result of a 10% increase in the number of homes delivered (353 units) and a $1.7 million increase in land sale revenue, partially offset by a 1% decrease in the average sales price of homes delivered ($4,000 per home delivered). Operating income in our Southern region increased $19.2 million from $95.9 million in 2018 to $115.1 million in 2019. This increase in operating income was the result of a $24.8 million improvement in our gross margin, offset, in part, by a $5.6 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $26.1 million, due primarily to the 10% increase in the number of homes delivered noted above and the $3.9 million decline in pre-tax impairment charges recorded in 2019 compared to prior year. Our housing gross margin percentage improved 40 basis points from 17.5% in 2018 to 17.9% in 2019. Exclusive of the impairment charges in both 2019 and 2018, our adjusted housing gross margin percentage improved 10 basis points from 17.9% in 2018 to 18.0% in 2019 largely due to the mix of communities delivering homes and a more favorable product mix, offset, in part, by rising lot and construction costs. Our land sale gross margin declined $1.3 million as a result of the mix of lots sold in the current year compared to the prior year.
Selling, general and administrative expense increased $5.6 million from $130.5 million in 2018 to $136.1 million in 2019 but declined as a percentage of revenue to 9.6% in 2019 from 10.0% in 2018. The increase in selling, general and administrative expense was attributable, in part, to a $6.0 million increase in selling expense due to (1) a $5.3 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, and (2) a $0.7 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was partially offset by a $0.4 million decrease in general and administrative expense, which was primarily related to a decrease in professional fees, partially offset by an increase in incentive compensation expense related to improved operating results.
During 2019, we experienced a 15% increase in new contracts in our Southern region, from 3,539 in 2018 to 4,078 in 2019, and a 21% increase in backlog from 1,264 homes at December 31, 2018 to 1,528 homes at December 31, 2019. The increases in new contracts and backlog were primarily due to changes in product type and market mix as well as due to an increase in our average number of communities during the period, along with improvement in demand across our Southern markets compared to prior year. Average sales price in backlog decreased to $368,000 at December 31, 2019 from $385,000 at December 31, 2018 primarily due to a change in product type and market mix due to an increase of our more affordable Smart Series homes sold. During 2019, we opened 52 communities in our Southern region compared to 41 in 2018. Our monthly absorption rate in our Southern region improved to 2.7 per community in 2019 from 2.4 per community in 2018.
Financial Services. Revenue from our mortgage and title operations increased $3.1 million, or 6%, from $52.2 million for the twelve months ended December 31, 2018 to a record $55.3 million for the twelve months ended December 31, 2019 as a result of a 13% increase in the number of loan originations, from 3,964 in 2018 to 4,476 in 2019, and an increase in the average loan amount from $303,000 in 2018 to $309,000 in 2019, partially offset by lower margins on loans sold during the period than we experienced in 2018, primarily in the first quarter of 2019.
Our financial service operations ended 2019 with a $0.1 million decrease in operating income compared to 2018, which was primarily due to the $3.3 million increase in selling, general and administrative expense compared to 2018 partially offset by the increase in our revenue discussed above. The increase in selling, general and administrative expense was attributable to an increase in compensation expense related to our increase in employee headcount along with costs associated with opening new mortgage and title offices in certain markets.
At December 31, 2019, M/I Financial provided financing services in all of our markets. Approximately 82% of our homes delivered during 2019 were financed through M/I Financial, compared to 80% during 2018. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expense increased $5.2 million, from $46.4 million in 2018 to $51.6 million in 2019. The increase was primarily due to a $4.2 million increase in compensation expense, a $0.5 million increase related to costs associated with new information systems, a $0.3 million increase in charitable contributions, and a $0.2 million increase in other miscellaneous expenses.
Acquisition and Integration Costs. During 2018, the Company incurred $1.7 million in acquisition and integration related costs related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018. These costs include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses. As these costs are not eligible for capitalization as initial direct costs under GAAP, such amounts are expensed as incurred. No such costs were incurred in 2019.
Equity in income from joint venture arrangements. Equity in income from joint venture arrangements represents our portion of pre-tax earnings from our joint venture arrangements where a special purpose entity is established (“LLCs”) with the other partners. In both 2019 and 2018, the Company earned $0.3 million in equity income from its LLCs.
Interest Expense - Net. Interest expense for the Company increased $0.9 million from $20.5 million in the twelve months ended December 31, 2018 to $21.4 million in the twelve months ended December 31, 2019. This increase was primarily the result of an increase in our weighted average borrowings from $801.0 million in 2018 to $842.4 million in 2019 due to increased borrowings under our Credit Facility (as defined below) during 2019 compared to 2018, offset, in part, by a decrease in our weighted average interest rate from 6.22% in 2018 to 6.17% in the 2019 as well as higher capitalized interest related to our increased land development and home construction during 2019 compared to prior year.
Income Taxes. Our overall effective tax rate was 23.2% for the year ended December 31, 2019 and 23.8% for the year ended December 31, 2018. The decline in the effective rate for the twelve months ended December 31, 2019 was primarily attributable to an increased tax benefit from equity compensation (see Note 14 to our Consolidated Financial Statements for more information).
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

Adjusted housing gross margin for each of our reportable segments is calculated as follows:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017

Northern region:
Housing revenue	$1,020,362	$932,248	$738,743
Housing cost of sales	837,606	767,445	590,423

Housing gross margin	182,756	164,803	148,320
Add: Impairment (a)	3,395	273	—
Add: Acquisition-related charges (b)	639	5,147	—

Adjusted housing gross margin	$186,790	$170,223	$148,320

Housing gross margin percentage	17.9%	17.7%	20.1%
Adjusted housing gross margin percentage	18.3%	18.3%	20.1%

Southern region:
Housing revenue	$1,399,986	$1,284,949	$1,139,829
Housing cost of sales	1,149,137	1,060,224	947,423

Housing gross margin	250,849	224,725	192,406
Add: Impairment (a)	1,607	5,536	7,681
Add: Stucco-related charges (c)	—	—	8,500

Adjusted housing gross margin	$252,456	$230,261	$208,587

Housing gross margin percentage	17.9%	17.5%	16.9%
Adjusted housing gross margin percentage	18.0%	17.9%	18.3%

(a)	Represents asset impairment charges taken during the respective periods.

(b)	Represents acquisition-related charges from our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)
Represents warranty charges for stucco-related repair costs in certain of our Florida communities taken during 2017. With respect to this matter, during 2019, we identified 116 additional homes in need of repair and completed repairs on 139 homes, and at December 31, 2019, we have 136 homes in various stages of repair. See Note 8 to our Consolidated Financial Statements for further information.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
For a comparison of our results of operations for the fiscal years ended December 31, 2018 and December 31, 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 22, 2019.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity
At December 31, 2019, we had $6.1 million of cash, cash equivalents and restricted cash, with $5.9 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $15.0 million decrease in unrestricted cash and cash equivalents from December 31, 2018. Our principal uses of cash during 2019 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, debt service requirements, including the repayment of amounts outstanding under our credit facilities, and the repurchase of $5.2 million of our outstanding common shares under our 2018 Share Repurchase Program (as defined below) during the first quarter of 2019. In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans and the sale of mortgage servicing rights, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.

In addition, in January 2020, we issued $400 million aggregate principal amount of 2028 Senior Notes at par, for net proceeds of approximately $393.9 million. We used $300.4 million of the net proceeds from the issuance of the 2028 Senior Notes to redeem all $300.0 million aggregate principal amount of our 6.75% Senior Notes due 2021, at par, and used the remaining net proceeds to repay a portion of our outstanding borrowings under the Credit Facility.
We are actively acquiring and developing lots in our markets to replenish and grow our lot supply and active community count. We expect to continue to expand our business based on the anticipated level of demand for new homes in our markets. Accordingly, we expect that our cash outlays for land purchases, land development, home construction and operating expenses will exceed our cash generated by operations during some periods in 2020, and we expect to continue to utilize our Credit Facility in 2020.
During the year ended December 31, 2019, we delivered 6,296 homes, started 6,508 homes, and spent $332.1 million on land purchases and $268.3 million on land development. Based upon our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $650 million to $700 million on land purchases and land development during 2020.
We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to such land option agreements, as of December 31, 2019, we had a total of 18,593 lots under contract, with an aggregate purchase price of approximately $685.0 million, to be acquired during the period from 2020 through 2029.
Land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home deliveries and adjust our land spending accordingly. The planned increase in our land spending in 2020 compared to 2019 is driven primarily by the growth of our business.
Operating Cash Flow Activities. During 2019, we generated $65.6 million of cash from operating activities, compared to using $2.6 million of cash in operating activities in 2018. The cash provided by operating activities in 2019 was primarily a result of net income of $127.6 million and $12.1 million of proceeds from the sale of mortgage loans net of mortgage loan originations, , offset partially by an $88.4 million increase in inventory and a $17.5 million decrease in accounts payable and other liabilities. The cash used in operating activities in 2018 was primarily a result of a $157.6 million increase in inventory, offset partially by net income of $107.7 million and an increase in accounts payable, accrued compensation, other liabilities, and customer deposits totaling $20.2 million.
Investing Cash Flow Activities. During 2019, we used $27.6 million of cash in investing activities, compared to using $134.0 million of cash in investing activities during 2018. This $106.4 million decrease in cash usage was primarily due to our acquisition of Pinnacle Homes, a privately held homebuilder in Detroit, Michigan, during the first quarter of 2018 for $101.0 million (see Note 7 to our Consolidated Financial Statements for more information), in addition to $6.3 million in proceeds received in 2019 related to the sale of our corporate headquarters’ building.
Financing Cash Flow Activities. During 2019, we used $53.5 million of cash from our financing activities, compared to generating $6.4 million of cash from our financing activities during 2018. The increase in cash used in financing activities was primarily due to increased repayments (net of borrowings) under our Credit Facility (as defined below) during 2019, partially offset by the repayment during the first quarter of 2018 of $65.9 million of our 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”) in connection with their maturity, along with a $19.1 million increase in proceeds from stock options in 2019, and a $20.6 million decrease in common shares repurchased during 2019 compared to 2018.
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares (see Note 18 to our Consolidated Financial Statements). During 2019, the Company repurchased 0.2 million common shares with an aggregate purchase price of $5.2 million which was funded with cash on hand and borrowings under our Credit Facility. As of December 31, 2019, the Company has repurchased 1.3 million outstanding common shares at an aggregate purchase price of $30.9 million under the 2018 Share Repurchase Program and $19.1 million remains available for repurchases under the 2018 Share Repurchase Program.

At December 31, 2019 and December 31, 2018, our ratio of homebuilding debt to capital was 38% and 44%, respectively, calculated as the carrying value of our outstanding homebuilding debt divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders' equity. This decrease compared to December 31, 2018 was due to lower homebuilding debt levels compared to December 31, 2018 in addition to an increase in shareholders’ equity at December 31, 2019. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
We fund our operations with cash flows from operating activities, including proceeds from home deliveries, land sales and the sale of mortgage loans. We believe that these sources of cash, along with our balance of unrestricted cash and borrowings available under our credit facilities, will be sufficient to fund our currently anticipated working capital needs, investment in land and land development, construction of homes, operating expenses, planned capital spending, and debt service requirements for at least the next twelve months. In addition, we routinely monitor current operational and debt service requirements, financial market conditions, and credit relationships and we may choose to seek additional capital by issuing new debt and/or equity securities to strengthen our liquidity or our long-term capital structure. As an example, in January 2020, we issued $400.0 million aggregate principal amount of 2028 Senior Notes and used a portion of the net proceeds to redeem all $300.0 million aggregate principal amount of our 2021 Senior Notes, as described above. The financing needs of our homebuilding and financial services operations depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, debt maturity dates, and other factors. If we seek such additional capital, there can be no assurance that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing shareholders and/or increase our interest costs.
The Company is a party to three primary credit agreements: (1) a $500 million unsecured revolving credit facility dated July 18, 2013, as amended, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $125 million secured mortgage warehousing agreement, (which increases to $160 million during certain periods), dated June 24, 2016, as amended, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $65 million mortgage repurchase agreement, dated October 30, 2017, as amended, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”).
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of December 31, 2019:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	7/18/2021	$66,000	$364,852
Notes payable – financial services (b)	(b)	$136,904	$14,652

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $666.6 million of availability for additional senior debt at December 31, 2019. As a result, the full $500 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $66.0 million borrowings outstanding and $69.1 million of letters of credit outstanding at December 31, 2019, leaving $364.9 million available. The Credit Facility has an expiration date of July 18, 2021.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements as of December 31, 2019 was $225 million, which included a temporary increase for the MIF Mortgage Warehouse Agreement which was applicable through February 4, 2020 (as described below) at which time the maximum aggregate commitment amount under the two agreements reverted to $190 million. The MIF Mortgage Warehousing Agreement has an expiration date of June 19, 2020 and the MIF Mortgage Repurchase Facility has an expiration date of October 26, 2020.

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
Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth ($586.2 million at December 31, 2019 and subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 16 to our Consolidated Financial Statements), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries. The guarantors for the Credit Facility are the same subsidiaries that guarantee our 2028 Senior Notes and 2025 Senior Notes and guaranteed our 2021 Senior Notes prior to their redemption in January 2020.
As of December 31, 2019, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of December 31, 2019:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$586.2	$962.2
Leverage Ratio	≤	0.60	0.40
Interest Coverage Ratio	≥	1.5 to 1.0	5.1 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$288.7	$2.9
Unsold Housing Units and Model Homes	≤	2,500	1,389
Notes Payable - Financial Services.
MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides a maximum borrowing availability of $125 million, which increased to $160 million from November 15, 2019 to February 4, 2020 (a period of higher volume of mortgage originations). The MIF Mortgage Warehousing Agreement expires on June 19, 2020. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the floating LIBOR rate plus a spread of 200 basis points.
As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Warehousing Agreement was set at approximately one year and is under consideration for extension annually by the participating lenders. We expect to extend the MIF Mortgage Warehousing Agreement on or prior to the current expiration date of June 19, 2020, but we cannot provide any assurance that we will be able to obtain such an extension.
The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans originated by M/I Financial that are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement.
As of December 31, 2019, there was $92.6 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of December 31, 2019:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	5.2 to 1.0
Liquidity	≥	$6.3	$23.4
Adjusted Net Income	>	$0.0	$13.0
Tangible Net Worth	≥	$12.5	$29.2
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The MIF Mortgage Repurchase Facility provides for a maximum borrowing availability of $65 million. The MIF Mortgage Repurchase Facility expires on October 26, 2020. As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Repurchase Facility was set at approximately one year.
M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 175 or 200 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the MIF Mortgage Repurchase Facility. As of December 31, 2019, there was $44.3 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants under the MIF Mortgage Repurchase Facility as of December 31, 2019.
Senior Notes.
4.95% Senior Notes. On January 22, 2020, the Company issued $400.0 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year (commencing on August 1, 2020), and mature on February 1, 2028. The 2028 Senior Notes contain covenants substantially similar to the covenants described below for the 2025 Senior Notes, as more fully described and defined in the indenture governing the 2028 Senior Notes. The Company used a portion of the net proceeds from the issuance of the 2028 Senior Notes to redeem all of its outstanding 2021 Senior Notes at 100.000% of the principal amount outstanding on January 22, 2020. See Note 11 to our Consolidated Financial Statements for more information regarding the 2028 Senior Notes.

5.625% Senior Notes. In August 2017, the Company issued $250 million aggregate principal amount of 5.625% Senior Notes due 2025. The 2025 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes. As of December 31, 2019, the Company was in compliance with all terms, conditions, and covenants under the indenture. See Note 11 to our Consolidated Financial Statements for more information regarding the 2025 Senior Notes.
Weighted Average Borrowings. In 2019 and 2018, our weighted average borrowings outstanding were $842.4 million and $801.0 million, respectively, with a weighted average interest rate of 6.17% and 6.22%, respectively. The increase in our weighted average borrowings primarily related to the increased borrowings under our Credit Facility in 2019 compared to 2018, partially offset by the maturity of our 2018 Convertible Senior Subordinated Notes in March 2018 (which were not outstanding at all during 2019). The decrease in our weighted average interest rate was due to increased borrowings under our Credit Facility which had a weighted-average interest rate of 4.3% compared to 5.0% for borrowings under our Credit Facility in 2018.
At December 31, 2019, we had $66.0 million of outstanding borrowings under the Credit Facility, a decrease from $117.4 million of outstanding borrowings at December 31, 2018. During the twelve months ended December 31, 2019, the company used the Credit Facility to fund investments in land and land development, construction of homes, mortgage loan originations, operating expenses, working capital requirements and share repurchases under our 2018 Share Repurchase Program. During the twelve months ended December 31, 2019, the average daily amount outstanding under the Credit Facility was $208.6 million and the maximum amount outstanding under the Credit Facility was $272.7 million. Based on our currently anticipated spending on home construction, land acquisition and development in 2020, offset by expected cash receipts from home deliveries, we expect to continue to borrow under the Credit Facility during 2020, with an estimated peak amount outstanding not expected to exceed $250 million. The actual amount borrowed in 2020 (and the estimated peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2018 Share Repurchase Program and any other extraordinary events or transactions.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $69.1 million of letters of credit issued and outstanding under the Credit Facility at December 31, 2019. During 2019, the average daily amount of letters of credit outstanding under the Credit Facility was $62.2 million and the maximum amount of letters of credit outstanding under the Credit Facility was $70.9 million.
At December 31, 2019, M/I Financial had $92.6 million outstanding under the MIF Mortgage Warehousing Agreement.  During 2019, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $52.6 million and the maximum amount outstanding was $113.0 million, which occurred during January, while the temporary increase provision was in effect and the maximum borrowing availability was $160.0 million.
At December 31, 2019, M/I Financial had $44.3 million outstanding under the MIF Mortgage Repurchase Facility.  During 2019, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $27.3 million and the maximum amount outstanding was $48.1 million, which occurred during December, when the maximum borrowing availability was $65.0 million.
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
CONTRACTUAL OBLIGATIONS
Included in the table below is a summary, as of December 31, 2019, of future cash requirements under the Company’s contractual obligations:

	Payments due by period
		Less Than	1 - 3	3 - 5	More than
(In thousands)	Total	1 year	Years	Years	5 years
Notes payable bank – homebuilding operations (a)	$66,534	$534	$66,000	$—	$—
Notes payable bank – financial services (b)	137,169	137,169	—	—	—
Notes payable – other (including interest)	6,262	3,447	2,419	396	—
Senior notes (including interest)	662,219	34,313	335,719	28,125	264,062
Obligation for consolidated inventory not owned (c)	7,934	7,934	—	—	—
Operating leases	41,398	7,449	13,217	9,141	11,591
Total	$921,516	$190,846	$417,355	$37,662	$275,653

(a)
At December 31, 2019, there were $66.0 million of borrowings outstanding under the Credit Facility. Interest on amounts borrowed under the Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of the one month LIBOR rate plus a margin of 250 basis points. The margin is subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio. Borrowings outstanding at December 31, 2019 had a weighted average interest rate of 4.3%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect. See Note 11 to our Consolidated Financial Statements for additional information.

(b)
Borrowings under the MIF Mortgage Warehousing Agreement are at the floating LIBOR rate plus a spread of 200 basis points.  Borrowings under the MIF Mortgage Repurchase Facility are at the floating LIBOR rate plus 175 or 200 basis points, depending on the loan type. Total borrowings outstanding under both agreements at December 31, 2019 had a weighted average interest rate of 3.8%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.

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

OFF-BALANCE SHEET ARRANGEMENTS
Reference is made to Notes 6, 7, and 8 in the accompanying Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permitted borrowings of up to $725 million at December 31, 2019, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.
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
The table below shows the notional amounts of our financial instruments at December 31, 2019 and 2018:

	December 31,
Description of Financial Instrument (in thousands)	2019	2018
Whole loan contracts and related committed IRLCs	$1,445	$5,823
Uncommitted IRLCs	87,340	76,117
FMBSs related to uncommitted IRLCs	88,000	83,000
Whole loan contracts and related mortgage loans held for sale	6,125	14,285
FMBSs related to mortgage loans held for sale	144,000	150,000
Mortgage loans held for sale covered by FMBSs	144,411	149,980

The table below shows the measurement of assets and liabilities at December 31, 2019 and 2018:

	December 31,
Description of Financial Instrument (in thousands)	2019	2018
Mortgage loans held for sale	$155,244	$169,651
Forward sales of mortgage-backed securities	(336)	(3,305)
Interest rate lock commitments	654	989
Whole loan contracts	(16)	(154)
Total	$155,546	$167,181

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
Description (in thousands)	2019	2018	2017
Mortgage loans held for sale	$(2,261)	$3,763	$3,675
Forward sales of mortgage-backed securities	2,969	(3,482)	(53)
Interest rate lock commitments	(370)	783	21
Whole loan contracts	173	(231)	102
Total gain recognized	$511	$833	$3,745

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2019. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at December 31, 2019. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	12/31/2019
ASSETS:
Mortgage loans held for sale:
Fixed rate	$156,115	—	—	—	—	—	$156,115	$152,977
Weighted average interest rate	3.73%	—	—	—	—	—	3.73%
Variable rate	$2,254	—	—	—	—	—	$2,254	$2,267
Weighted average interest rate	3.4%	—	—	—	—	—	3.4%

LIABILITIES:
Long-term debt — fixed rate	$1,675	$301,215	$1,039	$304	$77	$250,000	$554,310	$564,663
Weighted average interest rate	5.63%	6.73%	5.63%	5.63%	5.63%	5.63%	6.23%
Short-term debt — variable rate	$202,904	—	—	—	—	—	$202,904	$202,904
Weighted average interest rate	3.94%	—	—	—	—	—	3.94%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of M/I Homes, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Inventory - Refer to Notes 1, 3 and 4 to the financial statements
Critical Audit Matter Description
Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction, and common costs that benefit the entire community, less impairments, if any.  Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the inventory is impaired, at which point the inventory is written down to fair value. Management assesses inventory for recoverability on a quarterly basis to determine if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. The inventory balance was $1.77 billion and $1.67 billion at December 31, 2019 and 2018, respectively.
In conducting the review for impairment indicators, management evaluates certain qualitative and quantitative factors at the community level. This includes, among other things, margins on sales contracts in backlog; the margins on homes that have been delivered; expected changes in margins with regard to future home sales over the life of the community and with regard to future land sales; the value of the land itself as well as any results from third-party appraisals; selling strategies; or alternative land uses (including disposition of all or a portion of the land owned).
Given the subjectivity in determining whether qualitative or quantitative impairment indicators are present for a community, management exercises significant judgment in the identification of whether impairment indicators are present. Accordingly, auditing management’s assessment of impairment indicators requires a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s identification of impairment indicators for inventory included the following, among others:

•	We tested the operating effectiveness of controls over management’s evaluation of impairment indicators.

•	We evaluated the reasonableness of management’s assessment of impairment indicators by:

◦	Evaluating management's process for identifying qualitative impairment indicators by community and whether management appropriately considered such indicators.

◦	Evaluating management's process for identifying quantitative impairment indicators by community and whether management appropriately considered such indicators.

◦	Conducting a completeness assessment to determine whether additional impairment indicators were present during the period that were not identified by management.

/s/ Deloitte & Touche LLP

Columbus, Ohio
February 21, 2020

We have served as the Company’s auditor since 1976.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share amounts)	2019	2018	2017

Revenue	$2,500,290	$2,286,282	$1,961,971
Costs and expenses:
Land and housing	2,005,861	1,836,704	1,561,022
Impairment of inventory and investment in joint venture arrangements	5,002	5,809	7,681
General and administrative	147,954	137,779	126,282
Selling	154,384	142,829	128,327
Acquisition and integration costs	—	1,700	—
Equity in income from joint venture arrangements	(311)	(312)	(539)
Interest	21,375	20,484	18,874
Total costs and expenses	$2,334,265	$2,144,993	$1,841,647

Income before income taxes	166,025	141,289	120,324

Provision for income taxes	38,438	33,626	48,243

Net income	$127,587	$107,663	$72,081

Preferred dividends	—	—	3,656
Excess of fair value over book value of preferred shares redeemed	—	—	2,257

Net income available to common shareholders	$127,587	$107,663	$66,168

Earnings per common share:
Basic	$4.58	$3.81	$2.57
Diluted	$4.48	$3.70	$2.26

Weighted average shares outstanding:
Basic	27,846	28,234	25,769
Diluted	28,475	29,178	30,688

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2019	2018

ASSETS:
Cash, cash equivalents and restricted cash	$6,083	$21,529
Mortgage loans held for sale	155,244	169,651
Inventory	1,769,507	1,674,460
Property and equipment - net	22,118	29,395
Investment in joint venture arrangements	37,885	35,870
Operating lease right-of-use assets	18,415	—
Deferred income tax asset	9,631	13,482
Goodwill	16,400	16,400
Other assets	70,311	60,794
TOTAL ASSETS	$2,105,594	$2,021,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$125,026	$131,511
Customer deposits	34,462	32,055
Operating lease liabilities	18,415	—
Other liabilities	147,937	150,051
Community development district obligations	13,531	12,392
Obligation for consolidated inventory not owned	7,934	19,308
Notes payable bank - homebuilding operations	66,000	117,400
Notes payable bank - financial services operations	136,904	153,168
Notes payable - other	5,828	5,938
Senior notes due 2021 - net	298,988	297,884
Senior notes due 2025 - net	247,092	246,571
TOTAL LIABILITIES	$1,102,117	$1,166,278

Commitments and contingencies (Note 8)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $.01 par value; authorized 58,000,000 shares at both December 31, 2019 and 2018; issued 30,137,141 shares at both December 31, 2019 and 2018	301	301
Additional paid-in capital	332,861	330,517
Retained earnings	708,579	580,992
Treasury shares - at cost - 1,750,685 and 2,620,923 shares at December 31, 2019 and 2018, respectively	(38,264)	(56,507)
TOTAL SHAREHOLDERS’ EQUITY	$1,003,477	$855,303
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,105,594	$2,021,581
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2016	2,000	$48,163	24,677,433	$271	$246,549	$407,161	$(47,970)	$654,174
Net income	—	—	—	—	—	72,081	—	72,081
Fair value over carrying value of preferred shares redeemed	—	2,257	—	—	—	(2,257)	—	—
Dividends declared to preferred shareholders	—	—	—	—	—	(3,656)	—	(3,656)
Common share issuance	—	—	2,415,903	24	57,476	—	—	57,500
Preferred shares redeemed	(2,000)	(50,420)	—	—	—	—	—	(50,420)
Stock options exercised	—	—	678,781	—	(2,255)	—	13,480	11,225
Stock-based compensation expense	—	—	—	—	6,044	—	—	6,044
Deferral of executive and director compensation	—	—	—	—	350	—	—	350
Executive and director deferred compensation distributions	—	—	84,635	—	(1,681)	—	1,681	—
Balance at December 31, 2017	—	$—	27,856,752	$295	$306,483	$473,329	$(32,809)	$747,298
Net income	—	—	—	—	—	107,663	—	107,663
Common share issuance for conversion of convertible notes	—	—	628,515	6	20,303	—	—	20,309
Repurchase of common shares	—	—	(1,069,043)	—	—	—	(25,709)	(25,709)
Stock options exercised	—	—	38,628	—	(254)	—	792	538
Stock-based compensation expense	—	—	—	—	5,974	—	—	5,974
Deferral of executive and director compensation	—	—	—	—	185	—	—	185
Executive and director deferred compensation distributions	—	—	61,366	—	(2,174)	—	1,219	(955)
Balance at December 31, 2018	—	$—	27,516,218	$301	$330,517	$580,992	$(56,507)	$855,303
Net income	—	—	—	—	—	127,587	—	127,587
Repurchase of common shares			(201,088)		—	—	(5,150)	(5,150)
Stock options exercised	—	—	954,370	—	(1,204)	—	20,848	19,644
Stock-based compensation expense	—	—	—	—	5,846	—	—	5,846
Deferral of executive and director compensation	—	—	—	—	247	—	—	247
Executive and director deferred compensation distributions	—	—	116,956	—	(2,545)	—	2,545	—
Balance at December 31, 2019	—	$—	28,386,456	$301	$332,861	$708,579	$(38,264)	$1,003,477

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$127,587	$107,663	$72,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of inventory and investment in joint venture arrangements	5,002	5,809	7,681
Equity in income from joint venture arrangements	(311)	(312)	(539)
Mortgage loan originations	(1,382,695)	(1,200,474)	(1,078,520)
Net loss (gain) from property disposals	(448)	—	—
Proceeds from the sale of mortgage loans	1,394,841	1,206,167	1,064,635
Fair value adjustment of mortgage loans held for sale	2,261	(3,764)	(3,675)
Capitalization of originated mortgage servicing rights	(4,684)	(4,550)	(5,005)
Amortization of mortgage servicing rights	1,547	784	1,069
Gain on sale of mortgage servicing rights	—	(1,224)	(654)
Depreciation	11,691	10,956	9,630
Amortization of debt discount and debt issue costs	2,712	2,791	3,475
Stock-based compensation expense	5,846	5,974	6,044
Deferred income tax expense	3,851	4,957	12,437
Change in assets and liabilities:
Inventory	(88,358)	(157,573)	(168,622)
Other assets	(2,072)	2,044	(186)
Accounts payable	(6,485)	3,750	14,021
Customer deposits	2,407	1,521	4,222
Accrued compensation	3,944	3,486	2,338
Other liabilities	(11,005)	9,403	6,384
Net cash provided by (used in) operating activities	65,631	(2,592)	(53,184)

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,526)	(8,141)	(8,799)
Acquisition	—	(100,960)	—
Return of capital from joint venture arrangements	812	676	3,518
Investment in and advances to joint venture arrangements	(30,188)	(31,867)	(12,088)
Proceeds from sale of mortgage servicing rights	—	6,335	8,212
Proceeds from sale of property	6,308	—	—
Net cash used in investing activities	(27,594)	(133,957)	(9,157)

FINANCING ACTIVITIES:
Net proceeds from issuance of senior notes	—	—	250,000
Repayment of convertible senior subordinated notes	—	(65,941)	—
Proceeds from bank borrowings - homebuilding operations	696,500	666,600	398,300
Repayment of bank borrowings - homebuilding operations	(747,900)	(549,200)	(438,600)
(Net repayment of) net proceeds from bank borrowings - financial services operations	(16,264)	(15,027)	15,300
(Principal repayments of) proceeds from notes payable-other and community development district bond obligations	(110)	(4,638)	4,161
Redemption of preferred shares	—	—	(50,420)
Dividends paid on preferred shares	—	—	(3,656)
Repurchase of common shares	(5,150)	(25,709)	—
Debt issue costs	(203)	(248)	(6,707)
Proceeds from exercise of stock options	19,644	538	11,225
Net cash (used in) provided by financing activities	(53,483)	6,375	179,603
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,446)	(130,174)	117,262
Cash, cash equivalents and restricted cash balance at beginning of period	21,529	151,703	34,441
Cash, cash equivalents and restricted cash balance at end of period	$6,083	$21,529	$151,703

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$18,962	$17,793	$10,168
Income taxes	$36,993	$25,279	$36,802

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$1,139	$(657)	$12,573
Consolidated inventory not owned	$(11,374)	$(2,237)	$14,017
Distribution of single-family lots from joint venture arrangements	$27,672	$16,158	$16,600
Common stock issued for conversion of convertible notes	$—	$20,309	$57,500
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies
Business.  M/I Homes, Inc. and its subsidiaries (the “Company” or “we”) is engaged primarily in the construction and sale of single-family residential homes in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Orlando and Sarasota, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; and Charlotte and Raleigh, North Carolina.  The Company designs, sells and builds single-family homes on developed lots, which it develops or purchases ready for home construction.  The Company also purchases undeveloped land to develop into developed lots for future construction of single-family homes and, on a limited basis, for sale to others.  Our homebuilding operations operate across two geographic regions in the United States.  Within these regions, our operations have similar economic characteristics; therefore, they have been aggregated into two reportable homebuilding segments: Southern homebuilding and Northern homebuilding.
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
Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of M/I Homes, Inc. and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities in which we are deemed the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows.
Reclassifications. As a result of the Company's change in reportable segments during the second quarter of 2019, the Company recast certain prior year amounts in the Consolidated Financial Statements to conform with the 2019 presentation (see Note 15 to our Consolidated Financial Statements). These reclassifications had no impact on the Company's results of operations.

Cash, Cash Equivalents and Restricted Cash.  Cash and cash equivalents are liquid investments with an initial maturity of three months or less. Amounts in transit from title companies for homes delivered are included in this balance at December 31, 2019 and 2018, respectively.
Restricted cash consists of amounts held in restricted accounts as collateral for letters of credit as well as cash held in escrow. Cash, Cash Equivalents and Restricted Cash includes restricted cash balances of $0.2 million and $0.7 million at December 31, 2019 and 2018, respectively.
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
Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the inventory is impaired, at which point the inventory is written down to fair value as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360”).  The Company assesses inventory for recoverability on a quarterly basis to determine if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, the value of the land itself as well as any results from third party appraisals. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. We also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community’s historical results do not indicate a potential for impairment. From the review of all of these factors, we identify communities whose carrying values may exceed their estimated undiscounted future cash flows and run a test for recoverability. For those communities whose carrying values exceed the estimated undiscounted future cash flows and which are deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company’s cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions and/or changes in management’s intentions with respect to the inventory may lead the Company to incur additional impairment charges in the future.
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
As of December 31, 2019, our projections generally assume a gradual improvement in market conditions over time. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of both December 31, 2019 and December 31, 2018, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.
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

Property and Equipment-net. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following are the major classes of depreciable assets and their estimated useful lives:

	Year Ended December 31,
(In thousands)	2019	2018
Land, building and improvements	$—	$11,824	(a)
Office furnishings, leasehold improvements, computer equipment and computer software	28,207	29,920
Transportation and construction equipment	10,061	10,064
Property and equipment	38,268	51,808
Accumulated depreciation	(16,150)	(22,413)
Property and equipment, net	$22,118	$29,395

(a)
Includes the Company’s home office building in Columbus, Ohio that met the sale classification criteria for the period ended September 30, 2018 as it was being actively marketed. The carrying value of the building as of December 31, 2018 was $5.6 million. The Company measures assets held for sale at fair value on a nonrecurring basis and records impairment charges when the assets are deemed to be impaired. Assets held for sale are reported at the lower of cost or fair value. Costs to sell are accrued separately. The Company estimated the fair value of the building using the market values for similar properties, and the building was considered a Level 2 asset as defined in ASC 820, “Fair Value Measurements.” During the twelve months ended December 31, 2019, the Company did not record any impairment charges on its asset held for sale. The Company sold the building on December 31, 2019.

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-25 years

Depreciation expense was $5.9 million, $5.6 million and $4.1 million in 2019, 2018 and 2017, respectively.
Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. As a result of the Company’s acquisition of the homebuilding assets and operations of Pinnacle Homes in Detroit, Michigan on March 1, 2018, the Company recorded goodwill of $16.4 million as of December 31, 2019, which is included as Goodwill in our Consolidated Balance Sheets. This amount was based on the estimated fair values of the acquired assets and assumed liabilities at the date of the acquisition in accordance with ASC 350, Intangibles, Goodwill and Other (“ASC 350”). The Company performed its annual goodwill impairment analysis during the fourth quarter of 2019, and as no indicators for impairment existed at December 31, 2019, no impairment was recorded. See Note 12 to the Company’s Consolidated Financial Statements for further discussion.
Other Assets.  Other assets at December 31, 2019 and 2018 consisted of the following:.

	Year Ended December 31,
(In thousands)	2019	2018
Development reimbursement receivable from local municipalities	$16,083	$13,632
Mortgage servicing rights	9,614	6,477
Prepaid expenses	13,841	8,605
Prepaid acquisition costs	5,688	7,873
Other	25,085	24,207
Total other assets	$70,311	$60,794

Warranty Reserves. We use subcontractors for nearly all aspects of home construction. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. As such, we record warranty reserves to cover our exposure to the costs for materials and labor not expected to be covered by our subcontractors to the extent they relate to warranty-type claims. Warranty reserves are established by charging cost of sales and crediting a warranty reserve for each home delivered.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs under the Company’s warranty programs. Warranty reserves are recorded for warranties under our Home Builder’s Limited Warranty (“HBLW”) and our transferable structural warranty (see additional information in Note 8 to our Consolidated Financial Statements).
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
Our warranty reserve amounts are based upon historical experience and geographic location. While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. At December 31, 2019 and 2018, warranty reserves of $26.4 million and $26.5 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets. See Note 8 to our Consolidated Financial Statements for additional information related to our warranty reserves, including reserves related to stucco-related repairs in certain of our Florida communities.
Self-insurance Reserves. Self-insurance reserves are made for estimated liabilities associated with employee health care, workers’ compensation, and general liability insurance.  Our workers’ compensation claims are insured by a third party. The reserves related to employee health care and workers’ compensation are based on historical experience and open case reserves.  Our general liability claims are insured by a third party, subject to a self-insured retention (“SIR”).    The Company records a reserve for general liability claims falling below the Company’s SIR.  The reserve estimate is based on an actuarial evaluation of our past history of general liability claims, other industry specific factors and specific event analysis.  At both December 31, 2019 and 2018, self-insurance reserves of $2.7 million are included in Other Liabilities on the Consolidated Balance Sheets.  The Company recorded expenses totaling $9.5 million, $9.2 million and $8.9 million for all self-insured and general liability claims during the years ended December 31, 2019, 2018 and 2017, respectively.
Other Liabilities.  Other liabilities at December 31, 2019 and 2018 consisted of the following:

	Year Ended December 31,
(In thousands)	2019	2018
Accruals related to land development	$48,694	$46,073
Warranty	26,420	26,459
Payroll and other benefits	35,125	31,428
Other	37,698	46,091
Total other liabilities	$147,937	$150,051

Revenue Recognition. Revenue and the related profit from the sale of a home and revenue and the related profit from the sale of land to third parties are recognized in the financial statements on the date of closing if delivery has occurred, title has passed to the buyer, all performance obligations (as defined below) have been met, and control of the home or land is transferred to the buyer in an amount that reflects the consideration we expect to be entitled to in exchange for the home or land. If not received immediately upon closing, cash proceeds from home closings are held in escrow for the Company’s benefit, typically for up to three days, and are included in Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets.
Sales incentives vary by type of incentive and by amount on a community-by-community and home-by-home basis. The costs of any sales incentives in the form of free or discounted products and services provided to homebuyers are reflected in Land and housing costs in the Consolidated Statements of Income because such incentives are identified in our home purchase contracts with homebuyers as an intrinsic part of our single performance obligation to deliver and transfer title to their home for the transaction price stated in the contracts. Sales incentives that we may provide in the form of closing cost allowances are recorded as a reduction of housing revenue at the time the home is delivered.

We record sales commissions within Selling expenses in the Consolidated Statements of Income when incurred (i.e., when the home is delivered) as the amortization period is generally one year or less and therefore capitalization is not required as part of the practical expedient for incremental costs of obtaining a contract.

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
We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans are sold and/or related servicing rights are sold to third party investors or retained and managed under a third party sub-service arrangement. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee (note that guarantees are excluded from the scope of ASC 606). As of December 31, 2019 and 2018, we retained mortgage servicing rights of 3,613 and 2,282 loans, respectively, for a total value of $9.6 million and $6.5 million, respectively. We recognize financial services revenue associated with our title operations as homes are delivered, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is delivered. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.
The following table presents our revenues disaggregated by revenue source:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017 (a)
Housing	$2,420,348	$2,217,197	$1,878,572
Land sales	24,619	16,889	33,706
Financial services (b)	55,323	52,196	49,693
Total revenue	$2,500,290	$2,286,282	$1,961,971

(a)	Prior period amounts have not been adjusted under the cumulative catch-up transition method as a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2018.

(b)
Revenues include hedging losses of $12.1 million and hedging gains of $3.6 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Hedging gains (losses) do not represent revenues recognized from contracts with customers.

Refer to Note 15 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 97% of our total revenues for the years ended December 31, 2019, 2018 and 2017, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 15 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

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
Recently Adopted Accounting Standards. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), which requires organizations that lease assets - referred to as “lessees” - to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for all lease agreements. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities will be expanded to include qualitative and specific quantitative information. For publicly traded companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

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

We adopted ASU 2016-02 and the subsequently issued ASUs identified above on January 1, 2019 using the additional modified retrospective transition method in accordance with ASU 2018-11, which includes a cumulative catch-up in retained earnings on the initial date of adoption (i.e., the initial date of adoption method). The adoption of the new lease standard did not have any impact on our retained earnings. At January 1, 2019, we recognized Operating Right-of-Use (“ROU”) Assets and Operating Lease Liabilities of $20.9 million on our Consolidated Balance Sheets. As a result of adopting the standard, we added certain internal controls to our control framework and ensured that these controls were designed and operating as part of the implementation process. See Note 9 to the Company’s Consolidated Financial Statements for the additional expanded disclosures required by the new standard.

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

Impact of New Accounting Standards. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for our fiscal year beginning January 1, 2020. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2018-19”) in November 2018, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), in April 2019, and ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326) Targeted Transition Relief (“ASU 2019-05”) in May 2019. These ASUs do not change the core principle of the guidance in ASU 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. These ASUs will have the same effective date and transition requirements as ASU 2016-13. The adoption of this ASU will not have a material impact on the Company’s Consolidated Financial Statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements for fair value measurements and removes the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For all entities, ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of this ASU will not have a material impact on the Company’s Consolidated Financial Statements and disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2021. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on its Consolidated Financial Statements and disclosures but does not expect a material impact to its Consolidated Financial Statements and disclosures.
NOTE 2. Stock-Based and Deferred Compensation
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
Stock Incentive Plans
The Company maintains the M/I Homes, Inc. 2018 Long-Term Incentive Plan (the “2018 LTIP”), an equity compensation plan administered by the Compensation Committee of our Board of Directors. Under the 2018 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards – awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of our common shares, and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the 2018 LTIP authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 2,250,000 common shares, of which 1,714,293 remain available for grant at December 31, 2019.
The 2018 LTIP replaced the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the “2009 LTIP”), which was terminated immediately following our 2018 Annual Meeting of Shareholders. Awards outstanding under the 2009 LTIP remain in effect in accordance with their respective terms.
Stock Options
Stock options are granted at the market price of the Company’s common shares at the close of business on the date of grant.  The grant date fair value for stock option awards is estimated using the Black-Scholes option pricing model. Options awarded generally vest 20% annually over five years and expire after ten years. We recognize stock-based compensation expense for our stock option awards over the requisite service period of the award. Under the 2018 LTIP and the 2009 LTIP, in the case of termination due to death, disability or retirement, all options will become immediately exercisable.  Shares issued upon option exercise may consist of treasury shares, authorized but unissued common shares or common shares purchased by or on behalf of the Company in the open market.

Following is a summary of stock option activity for the year ended December 31, 2019, relating to the stock options awarded under the 2018 LTIP and the 2009 LTIP:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(a) (In thousands)
Options outstanding at December 31, 2018	2,212,690	$22.82	6.58	$3,123
Granted	423,500	27.99
Exercised	(954,370)	20.60
Forfeited	(58,100)	27.37
Options outstanding at December 31, 2019	1,623,720	$25.30	7.22	$22,836
Options vested or expected to vest at December 31, 2019	1,571,685	$25.25	7.19	$22,198
Options exercisable at December 31, 2019	741,520	$22.90	5.97	$12,198
(a)Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.
The aggregate intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $14.5 million, $0.6 million and $9.3 million, respectively.
The fair value of our five-year service-based stock options granted during the years ended December 31, 2019, 2018 and 2017 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.51%	2.72%	1.96%
Expected volatility	28.81%	32.01%	39.49%
Expected term (in years)	5.9	5.7	5.9
Weighted average grant date fair value of options granted during the period	$9.06	$11.31	$9.45

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
Total stock-based compensation expense related to stock option awards that has been charged against income was $3.6 million for the year ended December 31, 2019 relating to the 2018 LTIP and the 2009 LTIP, and $3.9 million, and $3.7 million for the years ended December 31, 2018 and 2017, respectively, relating to the 2018 LTIP, the 2009 LTIP, and the 1993 Stock Incentive Plan as Amended.  As of December 31, 2019, there was a total of $7.8 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 2.1 years for the service awards.
Director Stock Units
The Company awarded its non-employee directors a total of 24,000 and 21,000 stock units under the 2018 LTIP during the years ended December 31, 2019 and 2018, respectively, and a total of 18,000 stock units under the 2009 LTIP during the year ended December 31, 2017. Each stock unit is the equivalent of one common share, vests immediately and will be converted into a common share upon termination of service as a director. The grant date fair value for the director stock units is based upon the closing price of our common shares on the date of grant. Stock-based compensation expense for our director stock units, which vest immediately, is fully recognized in the period of the award. The Company recognized the stock-based compensation expense related to the awards of $0.7 million in both 2019 and 2018, and $0.5 million in 2017.
On May 5, 2009, the Company’s board of directors terminated the M/I Homes, Inc. 2006 Director Equity Incentive Plan (the “Director Equity Plan”).  Awards outstanding under the Director Equity Plan remain in effect in accordance with their respective terms.  At December 31, 2019, there were 8,059 stock units outstanding under the Director Equity Plan with a value of $0.2 million.

Performance Share Unit Awards
On February 19, 2019, February 15, 2018 and February 8, 2017, the Company awarded its executive officers (in the aggregate) a target number of PSU’s under the 2009 LTIP equal to 53,692, 46,444 and 57,110 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”) based on the related performance conditions and markets conditions. The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative annual pre-tax income from operations, excluding extraordinary items as defined in the underlying award agreements with the executive officers, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value for PSU’s with a market condition (as defined in ASC 718) is estimated using the Monte Carlo simulation methodology, and the grant date fair value for PSU’s with a performance condition (as defined in ASC 718) is based upon the closing price of our common shares on the date of grant. The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $27.62 and $32.52, respectively, for the 2019 PSU’s, $31.93 and $33.57, respectively, for the 2018 PSU’s, and $23.34 and $19.69, respectively, for the 2017 PSU’s. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized $0.2 million in stock-based compensation expense during 2019 related to the Market Condition portion of the 2019, 2018 and 2017 PSU awards. There was a total of $0.2 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2019 and 2018 PSU awards as of December 31, 2019. At December 31, 2019, the Market Condition for the 2017 PSU awards was met, and the Company recorded $0.1 million of stock-based compensation expense. Based on these results and board approval, 11,101 PSU’s vested during the first quarter of 2020 with respect to the portion of the 2017 PSU’s subject to the Market Condition.
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
As of December 31, 2019, the Company had not recognized any stock-based compensation expense related to the Performance Condition portion of the 2019 PSU awards. If the Company achieves the minimum performance levels for the Performance Condition to be met for the 2019 PSU awards, the Company would record unrecognized stock-based compensation expense of $0.6 million as of December 31, 2019, for which $0.2 million would be immediately recognized as if attainment been probable at December 31, 2019. The Company recognized $0.4 million of stock-based compensation expense related to the Performance Condition portion of the 2018 PSU awards during 2018 based on the probability of attaining the Performance Condition. The Company has $0.2 million of unrecognized stock-based compensation expense related to the Performance Condition portion of the 2018 PSU awards at December 31, 2019. The Company recognized $0.9 million of stock-based compensation expense related to the Performance Condition portion of the 2017 PSU awards as of December 31, 2019 based on the achievement of 121% of the target performance level. Based on these results and board approval, 55,080 PSU’s vested during the first quarter of 2020 with respect to the portion of the 2017 PSU awards subject to the Performance Condition.
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
Compensation expense deferred into the Executive Plan and the Director Plan (together the “Plans”) totaled $0.2 million for both the years ended December 31, 2019 and 2018, and $0.4 million for the year ended December 31, 2017.  The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans.  One equity unit is the equivalent of one common share.  Equity units and the related dividends (if any) will be converted and generally distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company.  Distributions from the Plans totaled $0.2 million during each of the years ended December 31, 2019, 2018 and 2017.  As of December 31, 2019, there were a total of 63,958 equity units with a value of $1.5 million outstanding under the Plans.  The aggregate fair market value of these units at December 31, 2019, based on the closing price of the underlying common shares, was approximately $2.5 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $1.1 million as of December 31, 2019.  Common shares are issued from treasury shares upon distribution of equity units from the Plans.
Profit Sharing and Retirement Plan
The Company has a profit-sharing and retirement plan that covers substantially all Company employees and permits participants to make contributions to the plan on a pre-tax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Company contributions to the plan are also made at the discretion of the Company’s board of directors based on the Company’s profitability and resulted in a $2.9 million, $2.3 million and $1.8 million expense for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The table below shows the notional amounts of our financial instruments at December 31, 2019 and 2018:

	December 31,
Description of Financial Instrument (in thousands)	2019	2018
Whole loan contracts and related committed IRLCs	$1,445	$5,823
Uncommitted IRLCs	87,340	76,117
FMBSs related to uncommitted IRLCs	88,000	83,000
Whole loan contracts and related mortgage loans held for sale	6,125	14,285
FMBSs related to mortgage loans held for sale	144,000	150,000
Mortgage loans held for sale covered by FMBSs	144,411	149,980

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
Description (in thousands)	2019	2018	2017
Mortgage loans held for sale	$(2,261)	$3,763	$3,675
Forward sales of mortgage-backed securities	2,969	(3,482)	(53)
Interest rate lock commitments	(370)	783	21
Whole loan contracts	173	(231)	102
Total gain recognized	$511	$833	$3,745

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	December 31, 2019		December 31, 2019
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$336
Interest rate lock commitments	Other assets	654	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	16
Total fair value measurements		$654		$352

	Asset Derivatives		Liability Derivatives
	December 31, 2018		December 31, 2018
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$3,305
Interest rate lock commitments	Other assets	989	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	154
Total fair value measurements		$989		$3,459

Assets Measured on a Non-Recurring Basis
The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. Our determination of fair value is based on projections and estimates, which are Level 3 measurement inputs. For further explanation of the Company’s policy regarding our assessment of recoverability for assets measured on a non-recurring basis, see Note 1 to our Consolidated Financial Statements. The table below shows the level and measurement of assets measured on a non-recurring basis for the years ended December 31, 2019, 2018 and 2017:

		Year Ended December 31,
Description (in thousands)	Fair Value Hierarchy	2019	2018 (2)	2017 (2)

Adjusted basis of inventory (1)	Level 3	$12,321	$14,515	$3,823
Total losses		5,002	5,809	7,681

Initial basis of inventory (3)		$17,323	$20,324	$11,504

(1)	The fair values in the table above represent only assets whose carrying values were adjusted in the respective period.

(2)	The carrying values for these assets may have subsequently increased or decreased from the fair value reported due to activities that have occurred since the measurement date.

(3)	This amount is inclusive of our investments in joint venture arrangements. There were no losses on our investments in joint venture arrangements for 2019, 2018 and 2017.
Asset Held For Sale.  The Company measures assets held for sale at fair value on a nonrecurring basis and records impairment charges when the assets are deemed to be impaired. Assets held for sale are reported at the lower of cost or fair value. Costs to sell are accrued separately. As of September 30, 2018, our home office building in Columbus, Ohio met the held for sale classification criteria as it was being actively marketed. The carrying value of the building as of December 31, 2018 was $5.6 million. The Company estimated the fair value of the building using the market values for similar properties, and the building was considered a Level 2 asset as defined in ASC 820, “Fair Value Measurements.” On December 31, 2019, the Company sold the home office building for a gain. During the years ended December 31, 2019 and 2018, the Company did not record any impairment charges on its asset held for sale.
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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2019 and 2018. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		December 31, 2019		December 31, 2018
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$6,083	$6,083	$21,529	$21,529
Mortgage loans held for sale	Level 2	155,244	155,244	169,651	169,651
Interest rate lock commitments	Level 2	654	654	989	989
Liabilities:
Notes payable - homebuilding operations	Level 2	66,000	66,000	117,400	117,400
Notes payable - financial services operations	Level 2	136,904	136,904	153,168	153,168
Notes payable - other	Level 2	5,828	5,286	5,938	5,112
Senior notes due 2021 (a)	Level 2	300,000	299,250	300,000	298,500
Senior notes due 2025 (a)	Level 2	250,000	261,563	250,000	228,750
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	16	16	154	154
Forward sales of mortgage-backed securities	Level 2	336	336	3,305	3,305

(a)
Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2019 and 2018:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2021 and Senior Notes due 2025. The fair value of these financial instruments was determined based upon market quotes at December 31, 2019 and 2018. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during 2019 under the Company’s $500 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the one-month LIBOR rate plus a margin of 250 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 11 to our Consolidated Financial Statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial is a party to two credit agreements: (1) a $125 million secured mortgage warehousing agreement, dated June 24, 2016, as amended (the “MIF Mortgage Warehousing Agreement”), and (2) a $65 million mortgage repurchase agreement, dated October 30, 2017, as amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during 2019 fluctuated with LIBOR. See Note 11 to our Consolidated Financial Statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.

NOTE 4. Inventory and Capitalized Interest
Inventory
A summary of the Company’s inventory as of December 31, 2019 and 2018 is as follows:

	December 31,
(In thousands)	2019	2018
Single-family lots, land and land development costs	$858,065	$778,943
Land held for sale	5,670	12,633
Homes under construction	756,998	730,390
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2019 - $12,723; December 31, 2018 - $13,441)	98,777	87,132
Community development district infrastructure	13,531	12,392
Land purchase deposits	28,532	33,662
Consolidated inventory not owned	7,934	19,308
Total inventory	$1,769,507	$1,674,460

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of December 31, 2019 and 2018, we had 1,459 homes (with a carrying value of $304.0 million) and 1,443 homes (with a carrying value of $311.0 million), respectively, included in homes under construction that were not subject to a sales contract.
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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Capitalized interest, beginning of period	$20,765	$17,169	$16,012
Interest capitalized to inventory	30,253	29,053	21,484
Capitalized interest charged to cost of sales	(29,411)	(25,457)	(20,327)
Capitalized interest, end of year	$21,607	$20,765	$17,169

Interest incurred	$51,628	$49,537	$40,358

NOTE 5. Transactions with Related Parties
From time to time, in the ordinary course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.
In October 2019, the Company entered into a land purchase agreement with Schottenstein Real Estate Group, LLC, a company owned by the brother of our Chairman and CEO, Robert Schottenstein, for $14.2 million to acquire 165.7 acres of land. This transaction was approved by the Company’s Board of Directors.

The Company made a contribution of $0.8 million in 2019 to the M/I Homes Foundation, a charitable organization having certain officers and directors of the Company on its Board of Trustees.
The Company had a receivable of $0.2 million at both December 31, 2019 and 2018 due from an executive officer, relating to amounts owed to the Company for split-dollar life insurance policy premiums.  The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer.
NOTE 6. Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of December 31, 2019 and 2018, our investment in such joint venture arrangements totaled $37.9 million and $35.9 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Consolidated Balance Sheets. The increase from prior year was driven primarily by our cash contributions to our joint venture arrangements during 2019 of $30.2 million, offset, in part, by our lot distributions from our joint venture arrangements during 2019 of $27.7 million.
The majority of our investment in joint venture arrangements for both 2019 and 2018 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these agreements, the property is owned jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the agreement and the approved site plan. As of December 31, 2019 and 2018, the Company had $35.5 million and $33.3 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of December 31, 2019 and 2018, the Company had $2.4 million and $2.6 million, respectively, of equity invested in LLCs. The Company’s ownership in these LLCs as of December 31, 2019 and 2018 ranged from 25% to 74% and 25% to 97%, respectively.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Consolidated Statements of Income. The Company’s equity in the income relating to earnings from its LLCs was $0.3 million for each of the years ended December 31, 2019 and 2018, and $0.5 million for the year ended December 31, 2017. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of December 31, 2019 is the amount invested of $37.9 million, which is reported as Investment in Joint Venture Arrangements on our Consolidated Balance Sheets, although we expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
The Company assesses its investments in joint venture arrangements for recoverability on a quarterly basis in accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”) as described below. If the fair value of the investment is less than the investment’s carrying value, and the Company determines that the decline in value is other than temporary, the Company will write down the value of the investment to its estimated fair value. The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the joint venture arrangements, the timing of distribution of lots to the Company from the joint venture arrangements, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in joint venture arrangements, the Company evaluates the projected cash flows associated with each joint venture arrangement.
As of both December 31, 2019 and 2018, the Company used a discount rate of 16% in determining the fair value of investments in joint venture arrangements. In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the joint venture arrangement; and (3) the intent and ability of the Company to retain its investment in the joint venture arrangements for a period of time sufficient to allow for any anticipated recovery in market value. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.
Variable Interest Entities
With respect to our investments in LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our Consolidated Financial Statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a variable interest entity (“VIE”) and (2) if we are the primary beneficiary of the entity. To determine whether we are the primary beneficiary of an entity, we consider whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. This analysis considers, among other things, whether we have: the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If we determine that we are not able to control such activities, we are not considered the primary beneficiary of the VIE. As of December 31, 2019 and 2018, we have determined that no LLC in which we have an interest met the requirements of a VIE.
NOTE 7. Guarantees and Indemnifications
Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability.  In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $48.1 million and $63.6 million were covered under these guarantees as of December 31, 2019 and 2018, respectively. The decrease in loans covered by these guarantees from December 31, 2018 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at December 31, 2019, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets. M/I Financial estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience.  Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $0.6 million at both December 31, 2019 and 2018.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. At each of December 31, 2019 and 2018, the total of all loans indemnified to third party insurers relating to the above agreements was $1.0 million. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company recorded a liability relating to the guarantees described above totaling $0.5 million and $0.6 million at December 31, 2019 and 2018, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
The Company has also provided certain other guarantees and indemnities in connection with the purchase and development of land, including environmental indemnities, and guarantees of the completion of land development.  The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure.  Actual future costs associated with these guarantees and indemnities could differ materially from our current estimated amounts. At both December 31, 2019 and 2018, guarantees and indemnities of $0.7 million are included in Other Liabilities on the Consolidated Balance Sheets.

NOTE 8. Commitments and Contingencies
Warranty
Our warranty reserves are included in Other Liabilities in the Company’s Consolidated Balance Sheets, as further explained in Note 1 to our Consolidated Financial Statements.  A summary of warranty activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
(In thousands)	2019	2018		2017
Warranty reserves, beginning of period	$26,459	$26,133		$27,732
Warranty expense on homes delivered during the period	14,685	13,456		11,677
Changes in estimates for pre-existing warranties	2,165	4,746		2,614
Charges related to stucco-related claims	—	—	(a)	8,500
Settlements made during the period	(16,889)	(17,876)		(24,390)
Warranty reserves, end of period	$26,420	$26,459		$26,133

(a)	This represents charges of $1.0 million for additional stucco-related repair costs, net of $1.0 million of recoveries for past stucco-related claims during 2018.
We have received claims related to stucco installation from homeowners in certain of our communities in our Tampa and Orlando, Florida markets and have been named as a defendant in legal proceedings initiated by certain of such homeowners. These claims primarily relate to homes built prior to 2014 which have second story elevations with frame construction.
During 2015 through 2018, we recorded an aggregate total of $28.4 million of warranty charges for stucco-related repair costs, net of recoveries, for (1) homes in our Florida communities that we had identified as needing repair but had not yet completed the repair and (2) estimated repair costs for homes in our Florida communities that we had not yet identified as needing repair but that may require repair in the future. Stucco-related recoveries are reflected in our financial statements in the period the reimbursement is received.
During 2019, our on-going review of stucco-related data described below did not result in any additional stucco-related charges. During 2019, we received a total of $1.1 million of recoveries that were recorded directly to income as they related to past stucco-related claims and we had no current charge. The remaining reserve for both known repair costs and an estimate of future costs of stucco-related repairs at December 31, 2019 included within our warranty reserve was $4.5 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of December 31, 2019. Our remaining stucco-related reserve is gross of any recoveries.
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
We continue to investigate the extent to which we may be able to further recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of December 31, 2019, we are unable to estimate any additional amount that we believe is probable of recovery from these sources and, as noted above, we have not recorded a receivable for recoveries nor included an estimated amount of recoveries in determining our stucco-related warranty reserve.

Performance Bonds and Letters of Credit

The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  At December 31, 2019, the Company had outstanding approximately $235.4 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through November 2027. Included in this total are: (1) $159.1 million of performance and maintenance bonds and $56.5 million of performance letters of credit that serve as completion bonds for land development work in progress (letters of credit represent potential commitments and generally expire within one or two years); (2) $12.7 million of financial letters of credit, of which $12.2 million represent deposits on land and lot purchase agreements; and (3) $7.1 million of financial bonds. The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
Land Option Contracts and Other Similar Contracts

In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, using an analysis similar to that described above. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities in our Consolidated Inventory not Owned in our Consolidated Balance Sheets. At both December 31, 2019 and 2018, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
Other than as described below in “Consolidated Inventory Not Owned,” the Company currently believes that its maximum exposure as of December 31, 2019 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $50.0 million, including cash deposits of $28.5 million, prepaid acquisition costs of $5.7 million, letters of credit of $12.2 million and $3.6 million of other non-cash deposits.
At December 31, 2019, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $685.0 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Consolidated Inventory Not Owned and Related Obligation
At December 31, 2019 and December 31, 2018, Consolidated Inventory Not Owned was $7.9 million and $19.3 million, respectively. At December 31, 2019 and 2018, the corresponding liability of $7.9 million and $19.3 million, respectively, has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheets. The decrease in this balance from December 31, 2018 is related primarily to a decrease in the number of land purchase agreements that had deposits and prepaid acquisition and development costs that exceeded certain thresholds resulting in the remaining purchase price of the lots to be recorded in inventory not owned, partially offset by an increase in the aggregate purchase amount of land contracts with specific performance requirements.

Legal Matters

In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At December 31, 2019 and 2018, we had $0.7 million and $0.4 million reserved for legal expenses, respectively.
NOTE 9. Operating Leases
On January 1, 2019, the Company adopted ASC 842, Leases (“ASC 842”), using the initial date of adoption method, whereby the adoption does not impact any periods prior to 2019. The Company recorded an operating ROU asset and an operating lease liability of $20.9 million on its Consolidated Balance Sheets upon adoption. The Company elected to adopt the package of practical expedients and, accordingly, did not reassess any previously expired or existing arrangements and related classification under ASC 840, Leases (“ASC 840”).

The Company leases certain office space and model homes under operating leases with remaining terms of one to six years.  The Company sells model homes to investors with the express purpose of leasing the homes back as sales models for a specified period of time.  Under ASC 842, the Company records the sale of the model home and the profit on the sale at the time of the home delivery.
The Company determines if an arrangement is a lease at inception when the arrangement transfers the right to control the use of an identified asset to the Company. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make payments arising from the lease agreement. The Company has operating leases but does not have any material financing leases.

Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The lease term may include an option to extend or terminate a lease when it is reasonably certain that the option will be exercised. The exercise of these lease renewal options is generally at our discretion.  The operating lease ROU assets include any lease payments made in advance and exclude any lease incentives. Lease payments include both lease and non-lease components as a single lease component. Lease expense is recognized on a straight-line basis over the lease term. The expense recognition pattern for our leases remained substantially unchanged as a result of the adoption of ASC 842. Variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are expensed as incurred. Short-term leases include leases with terms of less than one year without renewal options that are reasonably certain to be exercised and are recognized on a straight-line basis over the lease term. Due to our election of the practical expedient, leases with an initial term of twelve months or less are not recorded on the balance sheet. As the rate implicit in our leases is not readily determinable, the Company uses its estimated incremental borrowing rate at the commencement date in determining the present value of the lease payments. We give consideration to our recent debt issuances as well as to the current rate available under our Credit Facility when calculating our incremental borrowing rate. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.
As of December 31, 2019, the Company has additional operating leases, which have not yet commenced, of approximately $31 million. This balance relates primarily to a ten-year renewable lease for our new corporate headquarters expected to commence in 2020.

During the twelve months ended December 31, 2019, the Company reduced both its operating ROU asset and operating lease liability by $2.5 million as a result of $5.2 million of additional ROU asset amortization and periodic lease expense (which is recorded within its Consolidated Statement of Cash Flows in the change in Other Assets and Other Liabilities), offset partially by $2.7 million attributable to additional leases and modifications to existing leases year to date. As of December 31, 2019, the Company’s ROU asset and operating lease liability had a balance of $18.4 million on its Consolidated Balance Sheets. The weighted-average remaining lease term was 4.0 years and the weighted-average discount rate was 5.0%.

For the twelve months ended December 31, 2019, the Company had the following operating lease expense components:

(Dollars in thousands)
Operating lease expense	$6,188
Variable lease expense	1,629
Short-term lease expense	1,725
Total lease expense	$9,542

The following table presents a maturity analysis of our annual undiscounted cash flows reconciled to the carrying value of our operating lease liabilities as of December 31, 2019:

(Dollars in thousands)
2020	$5,479
2021	5,159
2022	4,345
2023	3,264
2024	1,741
Thereafter	388
Total lease payments	20,376
Less: Imputed interest	(1,961)
Total operating lease liability	$18,415

At December 31, 2018, under ASC 840, the future minimum rental commitments totaled $22.5 million under non-cancelable operating leases with initial terms in excess of one year.  The Company’s total rental expense was $8.2 million, $7.1 million, and $6.3 million for 2018, 2017 and 2016, respectively.
NOTE 10. Community Development District Infrastructure and Related Obligations
A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (the “Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to such CDD bond obligations issued and outstanding as of December 31, 2019:

Issue Date	Maturity Date	Interest Rate	Principal Amount as of December 31, 2019 (in thousands)	Principal Amount as of December 31, 2018 (in thousands)
12/23/2016	5/1/2047	6.20%	$6,735	$6,735
12/22/2017	5/1/2048	5.13%	9,815	9,815
9/24/2018	5/1/2049	5.09%	5,205	5,205
7/18/2019	5/1/2050	4.10%	4,705	—
Total CDD bond obligations issued and outstanding			$26,460	$21,755

The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company recorded a $13.5 million and $12.4 million liability related to these CDD bond obligations as of December 31, 2019 and December 31, 2018, respectively, along with the related inventory infrastructure.

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
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $666.6 million of availability for additional senior debt at December 31, 2019. As a result, the full $500 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At December 31, 2019, there were $66.0 million borrowings outstanding and $69.1 million of letters of credit outstanding, leaving net remaining borrowing availability of $364.9 million.
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
The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth ($586.2 million at December 31, 2019 and subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company's number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures. At December 31, 2019, the Company was in compliance with all financial covenants of the Credit Facility.
Notes Payable - Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $125 million which may be increased to $160 million from September 25, 2019 to October 15, 2019 and from November 15, 2019 to February 4, 2020 (periods of expected increases in the volume of mortgage originations). The MIF Mortgage Warehousing Agreement expires on June 19, 2020. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the floating LIBOR rate plus a spread of 200 basis points. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At December 31, 2019, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of$65 million. The MIF Mortgage Repurchase Facility expires on October 26, 2020. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 175 or 200 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At December 31, 2019, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At each of December 31, 2019 and 2018, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $225.0 million. At December 31, 2019 and December 31, 2018, M/I Financial had $136.9 million and $153.2 million outstanding on a combined basis under its credit facilities, respectively.

Senior Notes
As of both December 31, 2019 and 2018, we had $250.0 million of 2025 Senior Notes outstanding. The 2025 Senior Notes bear interest at a rate of 5.625% per year, payable semiannually in arrears on February 1 and August 1 of each year, and mature on August 1, 2025. We may redeem all or any portion of the 2025 Senior Notes on or after August 1, 2020 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 104.219% of the principal amount outstanding, but will decline to 102.813% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2021, will further decline to 101.406% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2022 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after August 1, 2023, but prior to maturity.

As of both December 31, 2019 and 2018, we had $300.0 million of our 2021 Senior Notes outstanding. The 2021 Senior Notes bear interest at a rate of 6.75% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2021. As of January 15, 2020, we were permitted to redeem all or any portion of the 2021 Senior Notes at 100.000% of the principal amount outstanding.
The 2025 Senior Notes and the 2021 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes. As of December 31, 2019, the Company was in compliance with all terms, conditions, and covenants under the indentures.
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
The indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes limit our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures. In each case, the “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $264.5 million and $215.2 million at December 31, 2019 and 2018, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors.
On January 22, 2020, the Company issued $400.0 million aggregate principal amount of 4.95% Senior Notes due 2028 (the “2028 Senior Notes”). The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year (commencing on August 1, 2020), and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes on or after February 1, 2023 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 103.713% of the principal amount outstanding, but will decline to102.475% of the principal amount outstanding if redeemed during the 12 month period beginning on February 1, 2024, will further decline to 101.238% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2025 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity. The 2028 Senior Notes are fully and unconditionally guaranteed jointly and severally on a senior unsecured basis by the Guarantor Subsidiaries. The 2028 Senior Notes are general, unsecured senior obligations of the Company and the Guarantor Subsidiaries and rank equally in right of payment with all our and the Guarantor Subsidiaries’ existing and future unsecured senior indebtedness. The 2028 Senior Notes are effectively subordinated to our and the Guarantor Subsidiaries’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness.The 2028 Senior Notes contain covenants substantially similar to the covenants described above for the 2025 Senior Notes, including the limitation on our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as more fully described and defined in the indenture governing the 2028 Senior Notes.
The Company used a portion of the net proceeds from the issuance of the 2028 Senior Notes to redeem all of its outstanding 2021 Senior Notes at 100.000% of the principal amount outstanding on January 22, 2020.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Consolidated Balance Sheets, totaling $5.8 million and $5.9 million as of December 31, 2019 and 2018, respectively, which are comprised of notes payable acquired in the normal course of business. These other borrowings are included in the debt maturities schedule below.
Maturities over the next five years with respect to the Company’s debt as of December 31, 2019 are as follows:

	Debt Maturities (In thousands)
2020	$140,097
2021	367,215	(a)
2022	1,039
2023	304
2024	77
Thereafter	250,000
Total	$758,732

(a)
In January 2020 we issued $400 million of the 2028 Senior Notes for net proceeds of approximately $393.9 million and used a portion of the net proceeds from this offering to redeem, at par, all $300.0 million aggregate principal amount of our outstanding 2021 Senior Notes.

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
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. In connection with the Company’s acquisition of the homebuilding assets and operations of Pinnacle Homes in Detroit, Michigan described above, the Company recorded goodwill of $16.4 million, which is included as Goodwill in our Consolidated Balance Sheets as of both December 31, 2019 and 2018. This amount was based on the estimated fair values of the acquired assets and liabilities at the date of the acquisition in accordance with ASC 350, Intangibles, Goodwill and Other (“ASC 350”).

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. When performing a qualitative assessment, the Company evaluates qualitative factors such as: (1) macroeconomic conditions, such as a deterioration in general economic conditions; (2) industry and market considerations, such as deterioration in the environment in which the entity operates; (3) cost factors, such as increases in raw materials and labor costs; and (4) overall financial performance, such as negative or declining cash flows or a decline in actual or planned revenue or earnings, to determine if it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis during the fourth quarter of 2019, and as no indicators for impairment existed at December 31, 2019, no impairment was recorded. In addition, no indicators for impairment existed at December 31, 2018.

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

NOTE 13. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017
NUMERATOR
Net income	$127,587	$107,663	$72,081
Preferred stock dividends (a)	—	—	(3,656)
Excess of fair value over book value of preferred shares redeemed	—	—	(2,257)
Net income available to common shareholders	127,587	107,663	66,168
Interest on 3.25% convertible senior subordinated notes due 2017 (b)	—	—	1,106
Interest on 3.00% convertible senior subordinated notes due 2018 (c)	—	407	2,113
Diluted income available to common shareholders	$127,587	$108,070	$69,387
DENOMINATOR
Basic weighted average shares outstanding	27,846	28,234	25,769
Effect of dilutive securities:
Stock option awards	412	295	342
Deferred compensation awards	217	219	221
3.25% convertible senior subordinated notes due 2017 (b)	—	—	1,687
3.00% convertible senior subordinated notes due 2018 (c)	—	430	2,669
Diluted weighted average shares outstanding - adjusted for assumed conversions	28,475	29,178	30,688
Earnings per common share
Basic	$4.58	$3.81	$2.57
Diluted	$4.48	$3.70	$2.26
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	1	381	23

(a)
The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share of the Company (the “Series A Preferred Shares”), or 4,000 Series A Preferred Shares in the aggregate.  On April 10, 2013, the Company redeemed 2,000 of its Series A Preferred Shares (and the 2,000,000 related depositary shares) for an aggregate redemption price of approximately $50.4 million in cash. On October 16, 2017, the Company redeemed the remaining 2,000 outstanding Series A Preferred Shares (and the 2,000,000 related depositary shares) for an aggregate redemption price of approximately $50.4 million in cash. The Company declared and paid a quarterly cash dividend of $609.375 per share on its then outstanding Series A Preferred Shares in each of the first three quarters of 2017, for aggregate dividend payments on the Series A Preferred Shares of $3.7 million for the year ended December 31, 2017.

(b)
On September 11, 2012, the Company issued $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”). The 2017 Convertible Senior Subordinated Notes were scheduled to mature on September 15, 2017 and the deadline for holders to convert the 2017 Convertible Senior Subordinated Notes was September 13, 2017. As a result of conversion elections made by holders of the 2017 Convertible Senior Subordinated Notes, all $57.5 million aggregate principal amount of the 2017 Convertible Senior Subordinated Notes were converted and settled through the issuance of our common shares. In total, we issued approximately 2.4 million common shares (at a conversion price per common share of $23.80).

(c)
On March 1, 2013, the Company issued $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”). The 2018 Convertible Senior Subordinated Notes were scheduled to mature on March 1, 2018 and the deadline for holders to convert the 2018 Convertible Senior Subordinated Notes was February 27, 2018. As a result of conversion elections made by holders of the 2018 Convertible Senior Subordinated Notes, (1) approximately $20.3 million in aggregate principal amount of the 2018 Convertible Senior Subordinated Notes were converted and settled through the issuance of approximately 0.629 million of our common shares (at a conversion price per common share of $32.31) and (2) the Company repaid in cash approximately $65.9 million in aggregate principal amount of the 2018 Convertible Senior Subordinated Notes at maturity.

For the years ended December 31, 2018 and 2017, the effect of our convertible debt outstanding was included in the diluted earnings per share calculations.

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
During the fourth quarter of 2019, President Trump signed into law the Taxpayer Certainty and Disaster Relief Act of 2019 (“Tax Extenders Act”), which temporarily renewed approximately two dozen credits that previously expired or were set to expire at the end of 2019. Notable for the Company was the retroactive extension of the energy efficient homes credit for 2018 through 2020. As a result, the Company recognized a $3.5 million tax benefit for the year ended December 31, 2019.

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
At December 31, 2019, the Company’s total deferred tax assets were $20.5 million which is offset by $10.9 million of total deferred tax liabilities for a $9.6 million net deferred tax asset which is reported on the Company’s Consolidated Balance Sheets.
The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2019	2018
Deferred tax assets:
Warranty, insurance and other accruals	$8,114	$8,218
Equity-based compensation	2,109	4,096
Inventory	4,254	4,441
Operating lease liabilities	4,613	—
State taxes	213	185
Net operating loss carryforward	754	3,240
Deferred charges	426	—
Total deferred tax assets	$20,483	$20,180

Deferred tax liabilities:
Federal effect of state deferred taxes	$476	$1,079
Depreciation	5,288	4,801
Operating lease right-of-use assets	4,613	—
Prepaid expenses	475	285
Other	—	533
Total deferred tax liabilities	$10,852	$6,698

Net deferred tax asset	$9,631	$13,482

The provision from income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Current:
Federal	$29,602	$24,408	$33,392
State	4,985	4,261	2,414
	$34,587	$28,669	$35,806

	Year Ended December 31,
(In thousands)	2019	2018	2017
Deferred:
Federal	$1,490	$2,333	$11,916
State	2,361	2,624	521
	$3,851	$4,957	$12,437
Total	$38,438	$33,626	$48,243

For 2019, 2018 and 2017, the Company’s effective tax rate was 23.15%, 23.80%, and 40.09%, respectively. The decrease in 2019’s effective tax rate from 2018 was primarily attributable to an increased tax benefit from equity compensation. The decrease in the effective tax rate in 2018 from 2017 was primarily attributable to the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) which included the reduction of the corporate income tax rate from 35% to 21%, partially offset by the repeal of the domestic production activity deduction and other non-deductible costs. Also, as a result of the 2017 Tax Act, the Company revalued its deferred tax assets and recognized a $6.5 million non-cash tax expense in 2017. Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated benefit from income taxes are as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Federal taxes at statutory rate	$34,865	$29,671	$42,113
State and local taxes – net of federal tax benefit	5,981	5,636	3,420
Deferred tax asset re-measurement as a result of 2017 Tax Act	—	—	6,520
Equity Compensation	(1,251)	(254)	(1,368)
Manufacturing deduction	—	—	(3,262)
Federal tax credits	(3,493)	(2,817)	—
Other	2,336	1,390	820
Total	$38,438	$33,626	$48,243
The Company files income tax returns in the U.S. federal jurisdiction, and various states.  The Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2015.  The Company is audited from time to time, and if any adjustments are made, they would be either immaterial or reserved.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  At December 31, 2019, 2018 and 2017, we had no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits in prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change.
During 2016, the Company fully utilized its federal NOL carryforwards and federal credit carryforwards. The Company had $0.6 million of state NOL carryforwards, net of the federal benefit, at December 31, 2019. Our state NOLs may be carried forward from one to 15 years, depending on the tax jurisdiction, with $0.5 million expiring between 2022 and 2027 and $0.1 million expiring between 2028 and 2032, absent sufficient state taxable income.

NOTE 15. Business Segments
The application of segment reporting requires significant judgment in determining our operating segments. Operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Company’s chief operating decision makers to evaluate performance, make operating decisions and determine how to allocate resources.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our individual homebuilding operating segments and the results of our financial services operations; (2) the results of our homebuilding reportable segments; and (3) our consolidated financial results.
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
During 2019, we decided to wind down our Washington, D.C. operations, which was substantially complete by December 31, 2019. As a result, during the second quarter of 2019, we re-evaluated our reportable segments and determined that none of our separate Mid-Atlantic operating segments met the reportable criteria set forth in ASC 280. Therefore, we elected to aggregate our Charlotte and Raleigh, North Carolina operating segments (and our remaining Washington, D.C. operations, which was immaterial as of December 31, 2019) into our existing Southern region based on the aggregation criteria described in ASC 280. All prior year segment information has been recast to conform with the 2019 presentation. The change in the reportable segments has no effect on the Company's Consolidated Balance Sheets, Statement of Income or Statement of Cash Flows for the periods presented.
As a result of this re-evaluation and in accordance with the aggregation criteria defined in ASC 280, we have determined our reportable segments as follows: Northern homebuilding, Southern homebuilding, and financial services operations.  The homebuilding operating segments included in each reportable segment have been aggregated because they share similar aggregation characteristics as prescribed in ASC 280 in the following regards: (1) long-term economic characteristics; (2) historical and expected future long-term gross margin percentages; (3) housing products, production processes and methods of distribution; and (4) geographical proximity. We may, however, be required to reclassify our reportable segments if markets that currently are being aggregated do not continue to share these aggregation characteristics.
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Northern	Southern
Chicago, Illinois	Orlando, Florida
Cincinnati, Ohio	Sarasota, Florida
Columbus, Ohio	Tampa, Florida
Indianapolis, Indiana	Austin, Texas
Minneapolis/St. Paul, Minnesota	Dallas/Fort Worth, Texas
Detroit, Michigan	Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina

The following table shows, by segment, revenue, operating income and interest expense for 2019, 2018 and 2017, as well as the Company’s income before income taxes for such periods:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Revenue:
Northern homebuilding	$1,027,291	$933,119	$742,577
Southern homebuilding	1,417,676	1,300,967	1,169,701
Financial services (a)	55,323	52,196	49,693
Total revenue	$2,500,290	$2,286,282	$1,961,971

Operating income:
Northern homebuilding (b)	$96,239	$86,131	$81,522
Southern homebuilding (c)	115,082	95,912	72,396
Financial services (a)	27,350	27,482	27,288
Less: Corporate selling, general and administrative expense	(51,582)	(46,364)	(42,547)
Total operating income (b) (c) (d)	$187,089	$163,161	$138,659

Interest expense:
Northern homebuilding	$7,474	$7,142	$5,010
Southern homebuilding	10,250	10,073	11,107
Financial services (a)	3,651	3,269	2,757
Total interest expense	$21,375	$20,484	$18,874

Equity in income from joint venture arrangements	$(311)	$(312)	$(539)
Acquisition and integration costs (e)	—	1,700	—

Income before income taxes	$166,025	$141,289	$120,324

Depreciation and amortization:
Northern homebuilding	$2,944	$2,448	$2,069
Southern homebuilding	4,778	4,472	4,579
Financial services	2,095	1,281	1,503
Corporate	6,133	6,330	6,023
Total depreciation and amortization	$15,950	$14,531	$14,174

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

(b)	Includes $0.6 million and 5.1 million of acquisition-related charges taken during 2019 and 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

(c)	Includes an $8.5 million charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8 to our Consolidated Financial Statements) taken during 2017.

(d)
For the years ended December 31, 2019, 2018 and 2017, total operating income was reduced by $5.0 million, $5.8 million and $7.7 million, respectively, related to asset impairment charges taken during the period.

(e)
Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

The following tables show total assets by segment at December 31, 2019 and 2018:

	December 31, 2019
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,655	$24,877		$—	$28,532
Inventory (a)	783,972	957,003		—	1,740,975
Investments in joint venture arrangements	1,672	36,213		—	37,885
Other assets (d)	21,564	52,662	(b)	223,976	298,202
Total assets	$810,863	$1,070,755		$223,976	$2,105,594

	December 31, 2018
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$5,725	$27,937		$—		$33,662
Inventory (a)	696,057	944,741		—		1,640,798
Investments in joint venture arrangements	1,562	34,308		—		35,870
Other assets	19,524	43,086	(b)	248,641	(c)	311,251
Total assets	$722,868	$1,050,072		$248,641		$2,021,581

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

(c)	Includes asset held for sale for $5.6 million.

(d)
Includes $18.4 million of operating lease right-of-use assets recorded as a result of the adoption of ASU 2016-02 on January 1, 2019. See Note 9 to our Consolidated Financial Statements for further information.

NOTE 16. Supplemental Guarantor Information
The Company’s obligations under the 2025 Senior Notes and the 2021 Senior Notes are not guaranteed by all of the Company’s subsidiaries and therefore, the Company has disclosed condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The Guarantor Subsidiaries of the 2025 Senior Notes and the 2021 Senior Notes are the same. See Note 11 for a description of our 2028 Senior Notes issued on January 22, 2020 which have the same Guarantor Subsidiaries as our 2025 Senior Notes.
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
As of December 31, 2019, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2025 Senior Notes and the indenture governing the 2021 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$2,444,967	$55,323	$—	$2,500,290
Costs and expenses:
Land and housing	—	2,005,861	—	—	2,005,861
Impairment of inventory and investment in joint venture arrangements	—	5,002	—	—	5,002
General and administrative	—	119,153	28,801	—	147,954
Selling	—	154,384	—	—	154,384
Equity in income from joint venture arrangements	—	—	(311)	—	(311)
Interest	—	17,724	3,651	—	21,375
Total costs and expenses	—	2,302,124	32,141	—	2,334,265

Income before income taxes	—	142,843	23,182	—	166,025

Provision for income taxes	—	33,919	4,519	—	38,438

Equity in subsidiaries	127,587	—	—	(127,587)	—

Net income	$127,587	$108,924	$18,663	$(127,587)	$127,587

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$2,234,086	$52,196	$—	$2,286,282
Costs and expenses:
Land and housing	—	1,836,704	—	—	1,836,704
Impairment of inventory and investment in joint venture arrangements	—	5,809	—	—	5,809
Acquisition related expenses	—	1,700	—	—	1,700
General and administrative	—	112,225	25,554	—	137,779
Selling	—	142,829	—	—	142,829
Equity in income from joint venture arrangements	—	—	(312)	—	(312)
Interest	—	17,215	3,269	—	20,484
Total costs and expenses	—	2,116,482	28,511	—	2,144,993

Income before income taxes	—	117,604	23,685	—	141,289

Provision for income taxes	—	28,545	5,081	—	33,626

Equity in subsidiaries	107,663	—	—	(107,663)	—

Net income	$107,663	$89,059	$18,604	$(107,663)	$107,663

	Year Ended December 31, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,912,278	$49,693	$—	$1,961,971
Costs and expenses:
Land and housing	—	1,561,022	—	—	1,561,022
Impairment of inventory and investment in joint venture arrangements	—	7,681	—	—	7,681
General and administrative	—	103,094	23,188	—	126,282
Selling	—	128,327	—	—	128,327
Equity in income from joint venture arrangements	—	—	(539)	—	(539)
Interest	—	16,117	2,757	—	18,874
Total costs and expenses	—	1,816,241	25,406	—	1,841,647

Income before income taxes	—	96,037	24,287	—	120,324

Provision for income taxes	—	40,570	7,673	—	48,243

Equity in subsidiaries	72,081	—	—	(72,081)	—

Net income	$72,081	$55,467	$16,614	$(72,081)	$72,081

Preferred dividends	3,656	—	—	—	3,656
Excess of fair value over book value of preferred shares redeemed	2,257	—	—	—	2,257

Net income available to common shareholders	$66,168	$55,467	$16,614	$(72,081)	$66,168

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$219	$11,589	$(5,725)	$6,083
Mortgage loans held for sale	—	—	155,244	—	155,244
Inventory	—	1,769,507	—	—	1,769,507
Property and equipment - net	—	21,372	746	—	22,118
Investment in joint venture arrangements	—	35,391	2,494	—	37,885
Operating lease right-of-use assets	—	15,689	2,726	—	18,415
Investment in subsidiaries	928,942	—	—	(928,942)	—
Deferred income taxes, net of valuation allowances	—	9,631	—	—	9,631
Intercompany assets	619,204	—	—	(619,204)	—
Goodwill	—	16,400	—	—	16,400
Other assets	1,411	56,134	12,766	—	70,311
TOTAL ASSETS	$1,549,557	$1,924,343	$185,565	$(1,553,871)	$2,105,594

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$130,136	$615	$(5,725)	$125,026
Customer deposits	—	34,462	—	—	34,462
Intercompany liabilities	—	618,946	258	(619,204)	—
Operating lease liabilities	—	15,691	2,724	—	18,415
Other liabilities	—	141,015	6,922	—	147,937
Community development district obligations	—	13,531	—	—	13,531
Obligation for consolidated inventory not owned	—	7,934	—	—	7,934
Notes payable bank - homebuilding operations	—	66,000	—	—	66,000
Notes payable bank - financial services operations	—	—	136,904	—	136,904
Notes payable - other	—	5,828	—	—	5,828
Senior notes due 2021 - net	298,988	—	—	—	298,988
Senior notes due 2025 - net	247,092	—	—	—	247,092
TOTAL LIABILITIES	546,080	1,033,543	147,423	(624,929)	1,102,117

Shareholders’ equity	1,003,477	890,800	38,142	(928,942)	1,003,477

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,549,557	$1,924,343	$185,565	$(1,553,871)	$2,105,594

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$5,554	$15,975	$—	$21,529
Mortgage loans held for sale	—	—	169,651	—	169,651
Inventory	—	1,674,460	—	—	1,674,460
Property and equipment - net	—	28,485	910	—	29,395
Investment in joint venture arrangements	—	33,297	2,573	—	35,870
Investment in subsidiaries	817,986	—	—	(817,986)	—
Deferred income tax asset	—	13,482	—	—	13,482
Intercompany assets	579,447	—	—	(579,447)	—
Goodwill	—	16,400	—	—	16,400
Other assets	2,325	47,738	10,731	—	60,794
TOTAL ASSETS	$1,399,758	$1,819,416	$199,840	$(1,397,433)	$2,021,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$131,089	$422	$—	$131,511
Customer deposits	—	32,055	—	—	32,055
Intercompany liabilities	—	578,498	949	(579,447)	—
Other liabilities	—	140,860	9,191	—	150,051
Community development district obligations	—	12,392	—	—	12,392
Obligation for consolidated inventory not owned	—	19,308	—	—	19,308
Notes payable bank - homebuilding operations	—	117,400	—	—	117,400
Notes payable bank - financial services operations	—	—	153,168	—	153,168
Notes payable - other	—	5,938	—	—	5,938
Senior notes due 2021 - net	297,884	—	—	—	297,884
Senior notes due 2025 - net	246,571	—	—	—	246,571
TOTAL LIABILITIES	544,455	1,037,540	163,730	(579,447)	1,166,278

Shareholders’ equity	855,303	781,876	36,110	(817,986)	855,303

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,399,758	$1,819,416	$199,840	$(1,397,433)	$2,021,581

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$16,630	$36,830	$28,801	$(16,630)	$65,631

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(4,264)	(262)	—	(4,526)
Intercompany investing	(31,124)	—	—	31,124	—
Investments in and advances to joint venture arrangements	—	(30,036)	(152)	—	(30,188)
Proceeds from the sale of property	—	6,308	—	—	6,308
Return of capital from joint venture arrangements	—	—	812	—	812
Net cash (used in) provided by investing activities	(31,124)	(27,992)	398	31,124	(27,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	696,500	—	—	696,500
Repayment of bank borrowings - homebuilding operations	—	(747,900)	—	—	(747,900)
Net repayment of bank borrowings - financial services operations	—	—	(16,264)	—	(16,264)
Principal repayments of notes payable - other and CDD bond obligations	—	(110)	—	—	(110)
Dividends paid	—	—	(16,630)	16,630	—
Repurchase of common shares	(5,150)	—	—	—	(5,150)
Intercompany financing	—	37,337	(488)	(36,849)	—
Debt issue costs	—	—	(203)	—	(203)
Proceeds from exercise of stock options	19,644	—	—	—	19,644
Net cash provided by (used in) financing activities	14,494	(14,173)	(33,585)	(20,219)	(53,483)

Net decrease in cash, cash equivalents and restricted cash	—	(5,335)	(4,386)	(5,725)	(15,446)
Cash, cash equivalents and restricted cash balance at beginning of period	—	5,554	15,975	—	21,529
Cash, cash equivalents and restricted cash balance at end of period	$—	$219	$11,589	$(5,725)	$6,083

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2018
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$12,185	$(25,882)	$23,290	$(12,185)	$(2,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(7,896)	(245)	—	(8,141)
Acquisition	—	(100,960)	—	—	(100,960)
Intercompany investing	12,986	—	—	(12,986)	—
Investments in and advances to joint venture arrangements	—	(30,588)	(1,279)	—	(31,867)
Return of capital from joint venture arrangements	—	—	676	—	676
Proceeds from the sale of mortgage servicing rights			6,335		6,335
Net cash provided by (used in) investing activities	12,986	(139,444)	5,487	(12,986)	(133,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible senior subordinated notes	—	(65,941)	—	—	(65,941)
Proceeds from bank borrowings - homebuilding operations	—	666,600	—	—	666,600
Repayment of bank borrowings - homebuilding operations	—	(549,200)	—	—	(549,200)
Net proceeds from bank borrowings - financial services operations	—	—	(15,027)	—	(15,027)
Principal repayments of notes payable - other and CDD bond obligations	—	(4,638)	—	—	(4,638)
Dividends paid	—	—	(12,185)	12,185	—
Repurchase of common shares	(25,709)	—	—	—	(25,709)
Intercompany financing	—	(7,388)	(5,598)	12,986	—
Debt issue costs	—	(75)	(173)	—	(248)
Proceeds from exercise of stock options	538	—	—	—	538
Net cash (used in) provided by financing activities	(25,171)	39,358	(32,983)	25,171	6,375

Net decrease in cash, cash equivalents and restricted cash	—	(125,968)	(4,206)	—	(130,174)
Cash, cash equivalents and restricted cash balance at beginning of period	—	131,522	20,181	—	151,703
Cash, cash equivalents and restricted cash balance at end of period	$—	$5,554	$15,975	$—	$21,529

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2017
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$15,581	$(63,922)	$10,738	$(15,581)	$(53,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(8,535)	(264)	—	(8,799)
Investments in and advances to joint venture arrangements	—	(6,117)	(5,971)	—	(12,088)
Return of capital from joint venture arrangements	—	—	3,518	—	3,518
Intercompany investing	27,270	—	—	(27,270)	—
Proceeds from the sale of mortgage servicing rights	—	—	8,212	—	8,212
Net cash provided by (used in) investing activities	27,270	(14,652)	5,495	(27,270)	(9,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	—	250,000	—	—	250,000
Redemption of preferred shares	(50,420)	—	—	—	(50,420)
Proceeds from bank borrowings - homebuilding operations	—	398,300	—	—	398,300
Repayment of bank borrowings - homebuilding operations	—	(438,600)	—	—	(438,600)
Net proceeds from bank borrowings - financial services operations	—	—	15,300	—	15,300
Principal repayments of note payable - other and CDD bond obligations	—	4,161	—	—	4,161
Dividends paid	(3,656)	—	(15,581)	15,581	(3,656)
Intercompany financing	—	(18,143)	(9,127)	27,270	—
Debt issue costs	—	(6,549)	(158)	—	(6,707)
Proceeds from exercise of stock options	11,225	—	—	—	11,225
Net cash (used in) provided by financing activities	(42,851)	189,169	(9,566)	42,851	179,603

Net increase in cash, cash equivalents and restricted cash	—	110,595	6,667	—	117,262
Cash, cash equivalents and restricted cash balance at beginning of period	—	20,927	13,514	—	34,441
Cash, cash equivalents and restricted cash balance at end of period	$—	$131,522	$20,181	$—	$151,703

NOTE 17. Supplementary Financial Data
The following tables set forth our selected consolidated financial and operating data for the quarterly periods indicated.

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019

(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$481,109	$623,686	$653,345	$742,150
Gross margin (a)	$92,642	$119,829	$134,181	$142,775
Net income to common shareholders (a)	$17,723	$30,246	$37,838	$41,780
Earnings per common share: (c)
Basic	$0.64	$1.10	$1.35	$1.48
Diluted	$0.63	$1.08	$1.32	$1.44
Weighted average common shares outstanding:
Basic	27,498	27,599	27,981	28,297
Diluted	27,970	28,090	28,598	29,049

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018

(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$437,857	$558,098	$567,842	$722,485
Gross margin (b)	$89,155	$108,762	$115,813	$130,039
Net income to common shareholders (b)	$18,063	$27,911	$29,282	$32,407
Earnings per common share: (c)
Basic	$0.64	$0.98	$1.03	$1.17
Diluted	$0.60	$0.96	$1.01	$1.15
Weighted average common shares outstanding:
Basic	28,124	28,571	28,469	27,774
Diluted	30,544	29,101	28,906	28,181

(a)
Gross margin and net income to common shareholders include $0.4 million, $0.1 million and $0.1 million of charges related to acquisition-related charges taken during 2019 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018 (as more fully discussed in Note 12 to our Consolidated Financial Statements) taken during the first, second and third quarters of 2019, respectively, and $5.0 million of impairment charges taken during the fourth quarter of 2019.

(b)
Gross margin and net income to common shareholders include $0.9 million, $3.0 million, $0.7 million and $0.6 million of charges related to acquisition-related charges taken during 2018 as a result of our acquisition of Pinnacle Homes on March 1, 2018 taken during the first, second, third and fourth quarters of 2018, respectively, and $5.8 million of impairment charges taken during the fourth quarter of 2018.

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
NOTE 18. Share Repurchase Program
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. During the year ended December 31, 2019, the Company repurchased 0.2 million outstanding common shares at an aggregate purchase price of $5.2 million under the 2018 Share Repurchase Program. The Company did not repurchase any shares during the second, third or fourth quarters of 2019. As of December 31, 2019, the Company has repurchased 1.3 million outstanding common shares at an aggregate purchase price of $30.9 million under the 2018 Share Repurchase Program and $19.1 million remains available for repurchases under the 2018 Share Repurchase Program. The timing, amount and other terms and conditions of any additional repurchases under the 2018 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, corporate considerations, general market and economic conditions and legal requirements. The 2018 Share Repurchase Program does not have an expiration date and the Board may modify, discontinue or suspend it at any time.

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
The Company’s management, with the participation of the principal executive officer and the principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 89 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of M/I Homes, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 21, 2020, expressed an unqualified opinion on those consolidated financial statements.

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
February 21, 2020

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2019 with respect to the common shares issuable under the Company's equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,735,779	(1)	$25.30	(2)	1,714,293	(3)
Equity compensation plans not approved by shareholders	63,958	(4)	—		—
Total	1,799,737		$25.30		1,714,293

(1)
Consists of the 2018 Long-Term Incentive Plan (“2018 LTIP”) (415,500 outstanding stock options, 41,500 outstanding director stock units and 80,538 outstanding performance share units (“PSU’s”) (assuming the maximum number of PSU’s will be earned)), the 2009 Long-Term Incentive Plan (“2009 LTIP”) (1,208,220 outstanding stock options, 62,500 outstanding director stock units and 155,329 outstanding PSU’s (assuming the maximum number of PSU’s will be earned)), which plan was terminated in May 2018, and the 2006 Director Equity Incentive Plan (“2006 Director Plan”) (8,059 outstanding director stock units), which plan was terminated in May 2009.

(2)
The weighted average exercise price relates to the stock options granted under the 2018 LTIP and the 2009 LTIP.  The weighted average exercise price does not take into account the director stock units granted under the 2018 LTIP, the 2009 LTIP and the 2006 Director Plan or the PSU’s granted under the 2018 LTIP and the 2009 LTIP because the director stock units and the PSU’s are full value awards and have no exercise price. The director stock units and the PSU’s (if earned) will be settled at a future date in common shares on a one-for-one basis without the payment of any exercise price.

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

The remaining information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.
(1) The following financial statements are contained in Item 8:
Page in this report

Financial Statements

Report of Independent Registered Public Accounting Firm	44
Consolidated Statements of Income for the Years Ended December 31, 2019, 2018, and 2017	46
Consolidated Balance Sheets as of December 31, 2019 and 2018	47
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017	48
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	49
Notes to Consolidated Financial Statements	50

(2) Financial Statement Schedules:

None required.

(3) Exhibits:

The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of M/I Homes, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

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

4.3	Form of 6.75% Senior Notes due 2021 incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 2, 2015.

4.4
Indenture, dated as of August 3, 2017, by and among M/I Homes, Inc., the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 5.625% Senior Notes due 2025, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 3, 2017.

4.5	Form of 5.625% Senior Notes due 2025 incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 3, 2017.

4.6	Description of M/I Homes, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Filed herewith.)

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

10.9
First Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated June 23, 2017,by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrativeagent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed onJune 27, 2017.

10.10
Second Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated June 22, 2018, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2018.

10.11
Third Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated June 21, 2019, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2019.

10.12
Second Amended and Restated Master Repurchase Agreement dated as of October 30, 2017 by and between M/I Financial and Sterling National Bank, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.13
First Amendment to Second Amended and Restated Master Repurchase Agreement effective as of October 29, 2018 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.14
Second Amendment to Second Amended and Restated Master Repurchase Agreement effective as of October 28, 2019 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

10.15*
M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated April 22, 1999, incorporated herein by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12434).

10.16*
First Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated August 11, 1999, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12434).

10.17*
Second Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated February 13, 2001, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-12434).

10.18*
Third Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated April 27, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-12434).

10.19*
Fourth Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12434).

10.20*
M/I Homes, Inc. Amended and Restated 2006 Director Equity Incentive Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12434).

10.21*
M/I Homes, Inc. Amended and Restated Director Deferred Compensation Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12434).

10.22*
M/I Homes, Inc. Amended and Restated Executives’ Deferred Compensation Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12434).

10.23*
Collateral Assignment Split-Dollar Agreement, dated as of September 24, 1997, by and between M/I Homes, Inc. and Phillip Creek, incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 1-12434).

10.24*
Change of Control Agreement between M/I Homes, Inc. and Robert H. Schottenstein, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2008 (File No. 1-12434).

10.25*
Change of Control Agreement between M/I Homes, Inc. and Phillip G. Creek, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2008 (File No. 1-12434).

10.26*
Change of Control Agreement between M/I Homes, Inc. and J. Thomas Mason, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2008 (File No. 1-12434).

10.27*
M/I Homes, Inc. 2009 Annual Incentive Plan, incorporated herein by reference to Appendix B to the Company’s proxy statement on Schedule 14A relating to the 2014 Annual Meeting of Shareholders of the Company filed on April 2, 2014.

10.28*
M/I Homes, Inc. 2009 Long-Term Incentive Plan, as amended effective May 3, 2016, incorporated herein by reference to Appendix A to the Company’s proxy statement on Schedule 14A relating to the 2016 Annual Meeting of Shareholders of the Company filed on March 30, 2016.

10.29*
Form of Stock Units Award Agreement for Directors under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 1-12434).

10.30*
Form of Nonqualified Stock Option Award Agreement for Employees under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2010 (File No. 1-12434).

10.31*
Form of Performance Share Unit Award Agreement under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2014.

10.32*	M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2018.

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

10.35*
Form of Performance Share Unit Award Agreement under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2019.

21	Subsidiaries of M/I Homes, Inc. (Filed herewith.)

23	Consent of Deloitte & Touche LLP. (Filed herewith.)

24	Powers of Attorney. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document). (Furnished herewith.)

* Management contract or compensatory plan or arrangement.

(b) Exhibits.

Reference is made to Item 15(a)(3) above for a complete list of exhibits that are filed with this report.  The following is a list of exhibits, included in Item 15(a)(3) above, that are filed concurrently with this report.

Exhibit Number	Description

4.6	Description of M/I Homes, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

21	Subsidiaries of M/I Homes, Inc.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document). (Furnished herewith.)

(c) Financial statement schedules

None required.

Item 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of February 2020.

M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of February 2020.

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