Form 10-Q
period 2020-03-31
M/I HOMES, INC.
filed 2020-05-01
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Common shares, par value $.01 per share: 28,523,329 shares outstanding as of April 29, 2020.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	March 31, 2020	December 31, 2019
	(unaudited)

ASSETS:
Cash, cash equivalents and restricted cash	$21,184	$6,083
Mortgage loans held for sale	156,208	155,244
Inventory	1,822,531	1,769,507
Property and equipment - net	21,046	22,118
Investment in joint venture arrangements	40,306	37,885
Operating lease right-of-use assets	20,075	18,415
Deferred income tax asset	9,540	9,631
Goodwill	16,400	16,400
Other assets	91,673	70,311
TOTAL ASSETS	$2,198,963	$2,105,594

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$150,256	$125,026
Customer deposits	45,099	34,462
Operating lease liabilities	20,075	18,415
Other liabilities	117,942	147,937
Community development district obligations	12,914	13,531
Obligation for consolidated inventory not owned	14,284	7,934
Notes payable bank - homebuilding operations	6,900	66,000
Notes payable bank - financial services operations	145,055	136,904
Notes payable - other	7,546	5,828
Senior notes due 2021 - net	—	298,988
Senior notes due 2025 - net	247,222	247,092
Senior notes due 2028 - net	393,989	—
TOTAL LIABILITIES	$1,161,282	$1,102,117

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $.01 par value; authorized 58,000,000 shares at both March 31, 2020 and December 31, 2019; issued 30,137,141 shares at both March 31, 2020 and December 31, 2019	301	301
Additional paid-in capital	332,490	332,861
Retained earnings	740,325	708,579
Treasury shares - at cost - 1,613,812 and 1,750,685 shares at March 31, 2020 and December 31, 2019, respectively	(35,435)	(38,264)
TOTAL SHAREHOLDERS’ EQUITY	$1,037,681	$1,003,477
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,198,963	$2,105,594

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019

Revenue	$577,603	$481,109
Costs and expenses:
Land and housing	460,924	388,467
General and administrative	33,847	30,699
Selling	36,828	31,551
Equity in (income) loss from joint venture arrangements	(52)	121
Interest	4,700	6,792
Total costs and expenses	536,247	457,630

Income before income taxes	41,356	23,479

Provision for income taxes	9,610	5,756

Net income	31,746	17,723
Earnings per common share:
Basic	$1.11	$0.64
Diluted	$1.09	$0.63

Weighted average shares outstanding:
Basic	28,478	27,498
Diluted	29,009	27,970

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2020

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2019	28,386,456	$301	$332,861	$708,579	$(38,264)	$1,003,477
Net income	—	—	—	31,746	—	31,746
Stock options exercised	132,300	—	290	—	2,892	3,182
Stock-based compensation expense	—	—	973	—	—	973
Repurchase of common shares	(80,000)	—	—	—	(1,912)	(1,912)
Deferral of executive and director compensation	—	—	215	—	—	215
Executive and director deferred compensation distributions	84,573	—	(1,849)	—	1,849	—
Balance at March 31, 2020	28,523,329	$301	$332,490	$740,325	$(35,435)	$1,037,681

Three Months Ended March 31, 2019

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2018	27,516,218	$301	$330,517	$580,992	$(56,507)	$855,303
Net income	—	—	—	17,723	—	17,723
Stock options exercised	136,740	—	(550)	—	2,978	2,428
Stock-based compensation expense	—	—	912	—	—	912
Repurchase of common shares	(201,088)	—	—	—	(5,150)	(5,150)
Deferral of executive and director compensation	—	—	246	—	—	246
Executive and director deferred compensation distributions	116,956	—	(2,545)	—	2,545	—
Balance at March 31, 2019	27,568,826	$301	$328,580	$598,715	$(56,134)	$871,462

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
OPERATING ACTIVITIES:
Net income	$31,746	$17,723
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in (income) loss from joint venture arrangements	(52)	121
Mortgage loan originations	(345,950)	(251,200)
Proceeds from the sale of mortgage loans	348,725	299,823
Fair value adjustment of mortgage loans held for sale	(3,739)	1,363
Fair value adjustment of mortgage servicing rights	1,000	—
Capitalization of originated mortgage servicing rights	(1,307)	(803)
Amortization of mortgage servicing rights	564	300
Depreciation	3,035	2,841
Amortization of debt discount and debt issue costs	625	676
Loss on early extinguishment of debt	950	—
Stock-based compensation expense	973	912
Deferred income tax expense	91	335
Change in assets and liabilities:
Inventory	(45,078)	(60,737)
Other assets	(20,532)	2,225
Accounts payable	25,230	1,424
Customer deposits	10,637	4,281
Accrued compensation	(26,952)	(24,835)
Other liabilities	(4,193)	(17,082)
Net cash used in operating activities	(24,227)	(22,633)

INVESTING ACTIVITIES:
Purchase of property and equipment	(451)	(460)
Return of capital from joint venture arrangements	363	—
Investment in joint venture arrangements	(6,458)	(6,041)
Net cash used in investing activities	(6,546)	(6,501)

FINANCING ACTIVITIES:
Repayment of senior notes due 2021	(300,000)	—
Net proceeds from issuance of senior notes due 2028	400,000	—
Proceeds from bank borrowings - homebuilding operations	194,300	218,100
Repayment of bank borrowings - homebuilding operations	(253,400)	(116,700)
Net proceeds from bank borrowings - financial services operations	8,151	(49,142)
Proceeds from notes payable - other and community development district bond obligations	1,718	—
Repurchase of common shares	(1,912)	(5,150)
Debt issue costs	(6,165)	—
Proceeds from exercise of stock options	3,182	2,428
Net cash provided by financing activities	45,874	49,536
Net increase in cash, cash equivalents and restricted cash	15,101	20,402
Cash, cash equivalents and restricted cash balance at beginning of period	6,083	21,529
Cash, cash equivalents and restricted cash balance at end of period	$21,184	$41,931

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$12,501	$14,460
Income taxes	$408	$362

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(617)	$(664)
Consolidated inventory not owned	$6,350	$(3,388)
Distribution of single-family lots from joint venture arrangements	$3,726	$1,054

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The financial statements include the accounts of the Company. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year, including as a result of the novel coronavirus (COVID-19) pandemic which has disrupted, and is expected to continue to disrupt, our business. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated joint ventures, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2019 Form 10-K and in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q, as the same may be updated from time to time in our subsequent filings with the SEC.

Reclassifications

As a result of the Company's change in reportable segments during the second quarter of 2019, the Company recast certain prior year amounts in the condensed consolidated financial statements to conform with the new presentation (see Note 11). These reclassifications had no impact on the Company's results of operations.

Subsequent Events

Beginning in the latter portion of the first quarter of 2020, the United States was severely impacted by the novel coronavirus (COVID-19) pandemic. While the response to the COVID-19 outbreak continues to rapidly evolve, it has led to quarantines, “stay-at-home” orders, social distancing guidelines and similar mandates across the country that have significantly disrupted activities in large segments of the economy. Because all of the states in which we operate (other than Michigan) recognize housing constructions and mortgage services as essential businesses, most of our communities remain open for continued construction of homes and sales by appointment. Although we continue to build and sell homes in these markets, traffic and sales have slowed significantly, home cancellations have increased significantly and our construction and home delivery cycles have been negatively impacted as well. We expect that the COVID-19 pandemic will negatively impact our business, results of operations, financial condition and/or cash flows in the second quarter of 2020 and subsequent reporting periods.  However, the future impacts of COVID-19 on our results of operations, financial condition, and cash flows are contingent upon the duration and severity of the outbreak, as well as the extent of the associated decline in economic activity and timing of the subsequent recovery. Further discussion of the potential impacts on our business, results of operations, financial condition and cash flows from the COVID-19 pandemic is provided below under Part II, Item 1A “Risk Factors.”

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for our fiscal year beginning January 1, 2020. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2018-19”) in November 2018,

ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), in April 2019, and ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326) Targeted Transition Relief (“ASU 2019-05”) in May 2019. These ASUs do not change the core principle of the guidance in ASU 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. These ASUs will have the same effective date and transition requirements as ASU 2016-13. The adoption of ASU 2016-13 on January 1, 2020 did not have a material impact on our consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements for fair value measurements and removes the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For all entities, ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Our adoption of ASU 2018-13 on January 1, 2020 did not have a material impact on our consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. The adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.
Impact of New Accounting Standards
In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016 (described above). ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP that are intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. We are currently evaluating the effect of adopting this new accounting guidance, but do not expect adoption will have a material impact on our consolidated financial statements and disclosures.

Significant Accounting Policies

We believe that there have been no significant changes to our significant accounting policies during the quarter ended March 31, 2020 as compared to those disclosed in our 2019 Form 10-K.
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

A summary of the Company’s inventory as of March 31, 2020 and December 31, 2019 is as follows:

(In thousands)	March 31, 2020	December 31, 2019
Single-family lots, land and land development costs	$837,686	$858,065
Land held for sale	1,164	5,670
Homes under construction	829,230	756,998
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2020 - $13,265; December 31, 2019 - $12,723)	95,548	98,777
Community development district infrastructure	12,914	13,531
Land purchase deposits	31,705	28,532
Consolidated inventory not owned	14,284	7,934
Total inventory	$1,822,531	$1,769,507

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of March 31, 2020 and December 31, 2019, we had 1,322 homes (with a carrying value of $255.1 million) and 1,459 homes (with a carrying value of $304.0 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $12.9 million and $13.5 million liability related to these CDD bond obligations as of March 31, 2020 and December 31, 2019, respectively, along with the related inventory infrastructure.

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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Capitalized interest, beginning of period	$21,607	$20,765
Interest capitalized to inventory	7,162	6,134
Capitalized interest charged to land and housing costs and expenses	(6,570)	(5,393)
Capitalized interest, end of period	$22,199	$21,506

Interest incurred	$11,862	$12,926

NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of March 31, 2020 and December 31, 2019, our investment in such joint venture arrangements totaled $40.3 million and $37.9 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $2.4 million increase during the three-month period ended March 31, 2020 was driven primarily by our cash contributions to our joint venture arrangements during the first quarter of 2020 of $6.5 million, offset, in part, by lot distributions from our joint venture arrangements of $3.7 million.
The majority of our investment in joint venture arrangements for both March 31, 2020 and December 31, 2019 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of March 31, 2020 and December 31, 2019, the Company had $38.1 million and $35.5 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of March 31, 2020 and December 31, 2019, the Company had $2.2 million and $2.4 million, respectively, of equity invested in LLCs. The Company’s percentage of ownership in these LLCs as of both March 31, 2020 and December 31, 2019 ranged from 25% to 74%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. The Company’s equity in the income relating to earnings from its LLCs was less than $0.1 million for the period ending March 31, 2020 and its equity in loss was $0.1 million for the period ending March 31, 2019. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of March 31, 2020 was the amount invested of $40.3 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
The Company assesses its investments in unconsolidated LLCs for recoverability on a quarterly basis. See Note 4 to our financial statements for additional details relating to our procedures for evaluating our investments for impairment.
Variable Interest Entities
With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our consolidated financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. See Note 1, “Summary of Significant Accounting Policies - Variable Interest Entities” in the Company’s 2019 Form 10-K for additional information regarding the Company’s methodology for evaluating entities for consolidation.
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the Company’s 2019 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both March 31, 2020 and December 31, 2019, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. The carrying value and fair value of mortgage servicing rights was $10.4 million and $9.4 million, respectively, at March 31, 2020. Therefore, the Company recorded a valuation allowance and impairment related to our mortgage servicing rights of $1.0 million for the quarter ended March 31, 2020. This decrease in value of our mortgage servicing rights was caused by the disruption in the mortgage industry as a result of the COVID-19 pandemic. At December 31, 2019, the carrying value and fair value of our mortgage servicing rights were both $9.6 million.
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
The table below shows the notional amounts of our financial instruments at March 31, 2020 and December 31, 2019:

Description of Financial Instrument (in thousands)	March 31, 2020	December 31, 2019
Whole loan contracts and related committed IRLCs	$980	$1,445
Uncommitted IRLCs	158,153	87,340
FMBSs related to uncommitted IRLCs	137,000	88,000
Whole loan contracts and related mortgage loans held for sale	4,085	6,125
FMBSs related to mortgage loans held for sale	145,000	144,000
Mortgage loans held for sale covered by FMBSs	145,338	144,411

The following table sets forth the amount of (loss) gain recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Description (in thousands)	2020	2019
Mortgage loans held for sale	$3,739	$(1,363)
Forward sales of mortgage-backed securities	(6,580)	1,934
Interest rate lock commitments	2,383	(42)
Whole loan contracts	54	14
Total (loss) gain recognized	$(404)	$543

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	March 31, 2020		March 31, 2020
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$6,916
Interest rate lock commitments	Other assets	3,095	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	20
Total fair value measurements		$3,095		$6,936

	Asset Derivatives		Liability Derivatives
	December 31, 2019		December 31, 2019
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$336
Interest rate lock commitments	Other assets	654	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	16
Total fair value measurements		$654		$352

Assets Measured on a Non-Recurring Basis
Inventory. The Company assesses inventory for recoverability on a quarterly basis based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. Determining the fair value of a community’s inventory involves a number of variables, estimates and projections, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Inventory” in the Company’s 2019 Form 10-K for additional information regarding the Company’s methodology for determining fair value.

The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three months ended March 31, 2020 and 2019, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the Company’s 2019 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three months ended March 31, 2020 and 2019, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		March 31, 2020		December 31, 2019
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$21,184	$21,184	$6,083	$6,083
Mortgage loans held for sale	Level 2	156,208	156,208	155,244	155,244
Interest rate lock commitments	Level 2	3,095	3,095	654	654
Liabilities:
Notes payable - homebuilding operations	Level 2	6,900	6,900	66,000	66,000
Notes payable - financial services operations	Level 2	145,055	145,055	136,904	136,904
Notes payable - other	Level 2	7,546	7,008	5,828	5,286
Senior notes due 2021 (a)	Level 2	—	—	300,000	299,250
Senior notes due 2025 (a)	Level 2	250,000	225,000	250,000	261,563
Senior notes due 2028 (a)	Level 2	400,000	336,000	—	—
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	20	20	16	16
Forward sales of mortgage-backed securities	Level 2	6,916	6,916	336	336

(a)
Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at March 31, 2020 and December 31, 2019:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Whole loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2021, Senior Notes due 2025 and  Senior Notes due 2028. The fair value of these financial instruments was determined based upon market quotes at March 31, 2020 and December 31, 2019. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended March 31, 2020 under the Company’s $500 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the one-month LIBOR rate plus a margin of 250 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC (“M/I Financial”) is a party to two credit agreements: (1) a $125 million secured mortgage warehousing agreement, dated June 24, 2016, as amended (the “MIF Mortgage Warehousing Agreement”); and (2) a $65 million mortgage repurchase agreement, dated October 30, 2017, as amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the first quarter of 2020 fluctuated with LIBOR. See Note 8 to our financial statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $44.6 million and $48.1 million were covered under these guarantees as of March 31, 2020 and December 31, 2019, respectively.  The decrease in loans covered by these guarantees from December 31, 2019 is a result of a change in the mix of investors and their related purchase terms.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at March 31, 2020, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $0.6 million at both March 31, 2020 and December 31, 2019.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of both March 31, 2020 and December 31, 2019, the total of all loans indemnified to third party insurers relating to the above agreements was $1.0 million. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company recorded a liability relating to the guarantees described above totaling $0.5 million at both March 31, 2020 and December 31, 2019, which is management’s best estimate of the Company’s liability with respect to such guarantees.
NOTE 6. Commitments and Contingencies
Warranty
We use subcontractors for nearly all aspects of home construction. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. As such, we record warranty reserves to cover our exposure to the costs for materials and labor not expected to be covered by our subcontractors to the extent they relate to warranty-type claims. Warranty reserves are established by charging cost of sales and crediting a warranty reserve for each home delivered.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs under the Company’s warranty programs. Warranty reserves are recorded for warranties under our Home Builder’s Limited Warranty (“HBLW”) and our transferable structural warranty in Other Liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets.
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
A summary of warranty activity for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Warranty reserves, beginning of period	$26,420	$26,459
Warranty expense on homes delivered during the period	3,421	2,840
Changes in estimates for pre-existing warranties	(21)	178
Settlements made during the period	(3,780)	(4,257)
Warranty reserves, end of period	$26,040	$25,220

We have received claims related to stucco installation from homeowners in certain of our communities in our Tampa and Orlando, Florida markets and have been named as a defendant in legal proceedings initiated by certain of such homeowners. These claims primarily relate to homes built prior to 2014 which have second story elevations with frame construction.

During the three month period ended March 31, 2020, we did not record any additional warranty charges or receive any additional recoveries for stucco-related repair costs. At March 31, 2020, the remaining reserve for (1) homes in our Florida communities that we have identified as needing repair but have not yet completed the repair and (2) estimated repair costs for homes in our Florida communities that we have not yet identified as needing repair but that may require repair in the future included within our warranty reserve was $4.4 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of March 31, 2020. Our remaining stucco-related reserve is gross of any recoveries. Stucco-related recoveries are recorded in the period the reimbursement is received.
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
We continue to investigate the extent to which we may be able to further recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of March 31, 2020, we are unable to estimate any additional amount that we believe is probable of recovery from these sources and, as noted above, we have not recorded a receivable for recoveries nor included an estimated amount of recoveries in determining our stucco-related warranty reserve.

Performance Bonds and Letters of Credit

At March 31, 2020, the Company had outstanding approximately $237.8 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through November 2027. Included in this total are: (1) $165.8 million of performance and maintenance bonds and $52.2 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $13.7 million of financial letters of credit, of which $13.2 million represent deposits on land and lot purchase agreements; and (3) $6.1 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At March 31, 2020, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $720.9 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters

In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At March 31, 2020 and December 31, 2019, we had $0.9 million and $0.7 million reserved for legal expenses, respectively.
NOTE 7. Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. In connection with the Company’s acquisition of the homebuilding assets and operations of Pinnacle Homes in Detroit, Michigan in March of 2018, the Company recorded goodwill of $16.4 million, which is included as Goodwill in our Consolidated Balance Sheets. This amount was based on the estimated fair values of the acquired assets and liabilities at the date of the acquisition in accordance with ASC 350.

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis during the fourth quarter of 2019, and as no indicators for impairment existed at December 31, 2019, no impairment was recorded. As a result of the temporary shut-down of our Detroit operations due to COVID-19 (as the state of Michigan does not deem housing construction an essential business), we performed a goodwill impairment analysis of our Detroit reporting unit and determined no impairment existed at March 31, 2020. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen, operations are not permitted to re-open, or other events occur that could impact the fair value of the reporting unit.
NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides an aggregate commitment amount of $500 million, including a $125 million sub-facility for letters of credit. The Credit Facility expires on July 18, 2021. Interest on amounts borrowed under the Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of the one-month LIBOR rate plus a margin of 250 basis points. The margin is subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio. The Credit Facility also contains certain financial covenants. At March 31, 2020, the Company was in compliance with all financial covenants of the Credit Facility.

The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $626.6 million of availability for additional senior debt at March 31, 2020. As a result, the full $500 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At March 31, 2020, there were $6.9 million of borrowings outstanding and $65.8 million of letters of credit outstanding, leaving net remaining borrowing availability of $427.3 million.
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 12 to our financial statements), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indentures for the Company’s $400.0 million aggregate principal amount of 4.95% Senior Notes due 2028 (the “2028 Senior Notes”) and the Company’s $250.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the “2025 Senior Notes”). The guarantors for the Credit Facility (the “Guarantor Subsidiaries”) are the same subsidiaries that guarantee the 2028 Senior Notes and the 2025 Senior Notes.
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
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $125 million, which increased to $160 million from September 25, 2019 to October 15, 2019 and from November 15, 2019 to February 4, 2020 (periods of increased volume of mortgage originations). The MIF Mortgage Warehousing Agreement expires on June 19, 2020. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the floating LIBOR rate plus a spread of 200 basis points. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At March 31, 2020, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $65 million. The MIF Mortgage Repurchase Facility expires on October 26, 2020. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 175 or 200 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At March 31, 2020, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At March 31, 2020 and December 31, 2019, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $190.0 million and $225.0 million, respectively. At March 31, 2020 and December 31, 2019, M/I Financial had $145.1 million and $136.9 million outstanding on a combined basis under its credit facilities, respectively.
Senior Notes
On January 22, 2020, the Company issued $400.0 million aggregate principal amount of the 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year (commencing on August 1, 2020), and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes on or after February 1, 2023 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 103.713% of the principal amount outstanding, but will decline to 102.475% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2024, will further decline to 101.238% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2025 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.
The Company used a portion of the net proceeds from the issuance of the 2028 Senior Notes to redeem all $300 million aggregate principal amount of its then outstanding 6.75% Senior Notes due 2021 (the “2021 Senior Notes”) at 100.000% of the principal amount outstanding, plus accrued and unpaid interest thereon, on January 22, 2020.

As of both March 31, 2020 and December 31, 2019, we had $250.0 million of our 2025 Senior Notes outstanding. The 2025 Senior Notes bear interest at a rate of 5.625% per year, payable semiannually in arrears on February 1 and August 1 of each year, and mature on August 1, 2025. We may redeem all or any portion of the 2025 Senior Notes on or after August 1, 2020 at a stated

redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 104.219% of the principal amount outstanding, but will decline to 102.813% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2021, will further decline to 101.406% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2022 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after August 1, 2023, but prior to maturity.
The 2028 Senior Notes and the 2025 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes and the indenture governing the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes and the indenture governing the 2025 Senior Notes. As of March 31, 2020, the Company was in compliance with all terms, conditions, and covenants under the indentures.
The 2028 Senior Notes and the 2025 Senior Notes are fully and unconditionally guaranteed jointly and severally on a senior unsecured basis by the Guarantor Subsidiaries. The 2028 Senior Notes and the 2025 Senior Notes are general, unsecured senior obligations of the Company and the Guarantor Subsidiaries and rank equally in right of payment with all our and the Guarantor Subsidiaries’ existing and future unsecured senior indebtedness.  The 2028 Senior Notes and the 2025 Senior Notes are effectively subordinated to our and the Guarantor Subsidiaries’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness.
The indenture governing our 2028 Senior Notes and the indenture governing the 2025 Senior Notes limit our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures. In each case, the “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $276.3 million at March 31, 2020 and $264.5 million at December 31, 2019. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $7.5 million and $5.8 million as of March 31, 2020 and December 31, 2019, respectively, which are comprised of notes payable acquired in the normal course of business.

NOTE 9. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2020	2019
NUMERATOR
Net income	$31,746	$17,723
DENOMINATOR
Basic weighted average shares outstanding	28,478	27,498
Effect of dilutive securities:
Stock option awards	310	244
Deferred compensation awards	221	228
Diluted weighted average shares outstanding	$29,009	$27,970
Earnings per common share:
Basic	$1.11	$0.64
Diluted	$1.09	$0.63
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	211	606

NOTE 10. Income Taxes
During the three months ended March 31, 2020 and 2019, the Company recorded a tax provision of $9.6 million and $5.8 million, respectively, which reflects income tax expense related to the periods’ income before income taxes. The effective tax rate for the three months ended March 31, 2020 and 2019 was 23.2% and 24.5%, respectively. During the quarter ended March 31, 2020, we recorded a $0.4 million tax benefit related to the retroactive reinstatement of energy efficient homes tax credits and a $0.4 million increase in tax benefit from equity compensation taken during the quarter ended March 31, 2020.
The Company had $0.5 million of state NOL carryforwards, net of the federal benefit, at March 31, 2020. Our state NOLs may be carried forward from one to 15 years, depending on the tax jurisdiction, with $0.4 million expiring between 2022 and 2027 and $0.1 million expiring between 2028 and 2032, absent sufficient state taxable income.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law (the “CARES Act”). The CARES Act includes several significant business tax provisions including modifications for net operating losses, credit for prior-year minimum tax liability and limitations on business interest and charitable contributions. The CARES Act also provides for an employee retention credit and technical corrections regarding qualified improvement property. We are assessing the tax impact of the CARES Act as it relates to the Company.

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
During 2019, we decided to wind down our Washington D.C. operations, which was substantially complete by December 31, 2019. As a result, during the second quarter of 2019, we re-evaluated our reportable segments and elected to aggregate our Charlotte and Raleigh, North Carolina operating segments into our existing Southern region based on the aggregation criteria described above. As a result of this re-evaluation, we determined that our reportable segments are: Northern homebuilding; Southern homebuilding; and financial services operations. All prior year segment information has been recast to conform with this new presentation. The change in the reportable segments has no effect on the Company's condensed consolidated balance sheets, statement of income or statement of cash flows for the periods presented.
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Northern	Southern
Chicago, Illinois	Orlando, Florida
Cincinnati, Ohio	Sarasota, Florida
Columbus, Ohio	Tampa, Florida
Indianapolis, Indiana	Austin, Texas
Minneapolis/St. Paul, Minnesota	Dallas/Fort Worth, Texas
Detroit, Michigan	Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina

The following table shows, by segment: revenue, operating income and interest expense for the three months ended March 31, 2020 and 2019, as well as the Company’s income before income taxes for such periods:

	Three Months Ended March 31,
(In thousands)	2020	2019
Revenue:
Northern homebuilding	$240,270	$200,362
Southern homebuilding	323,866	268,964
Financial services (a)	13,467	11,783
Total revenue	$577,603	$481,109

Operating income:
Northern homebuilding (b)	$20,881	$16,535
Southern homebuilding	28,857	17,594
Financial services (a)	6,362	5,695
Less: Corporate selling, general and administrative expense	(10,096)	(9,432)
Total operating income (b)	$46,004	$30,392

Interest expense:
Northern homebuilding	$1,811	$2,481
Southern homebuilding	2,158	3,568
Financial services (a)	731	743
Total interest expense	$4,700	$6,792

Equity in (income) loss from joint venture arrangements	(52)	121

Income before income taxes	$41,356	$23,479

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

(b)	Includes $0.4 million of acquisition-related charges taken during the three months ended March 31, 2019 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.
The following tables show total assets by segment at March 31, 2020 and December 31, 2019:

	March 31, 2020
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,407	$27,298		$—	$31,705
Inventory (a)	821,291	969,535		—	1,790,826
Investments in joint venture arrangements	1,688	38,618		—	40,306
Other assets	26,571	52,959	(b)	256,596	336,126
Total assets	$853,957	$1,088,410		$256,596	$2,198,963

	December 31, 2019
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,655	$24,877		$—	$28,532
Inventory (a)	783,972	957,003		—	1,740,975
Investments in joint venture arrangements	1,672	36,213		—	37,885
Other assets	21,564	52,662	(b)	223,976	298,202
Total assets	$810,863	$1,070,755		$223,976	$2,105,594

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

NOTE 12. Supplemental Guarantor Information
The Company’s obligations under the 2028 Senior Notes and the 2025 Senior Notes are not guaranteed by all of the Company’s subsidiaries and, therefore, the Company has disclosed condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The Guarantor Subsidiaries of the 2028 Senior Notes and the 2025 Senior Notes are the same.
The following condensed consolidating financial information includes balance sheets, statements of income and cash flow information for M/I Homes, Inc. (the parent company and the issuer of the aforementioned guaranteed notes), the Guarantor Subsidiaries, collectively, and for all other subsidiaries and joint ventures of the Company (the “Unrestricted Subsidiaries”), collectively. Each Guarantor Subsidiary is a direct or indirect 100%-owned subsidiary of M/I Homes, Inc. and has fully and unconditionally guaranteed the (1) 2028 Senior Notes on a joint and several senior unsecured basis and (2) 2025 Senior Notes on a joint and several senior unsecured basis.
There are no significant restrictions on the parent company’s ability to obtain funds from its Guarantor Subsidiaries in the form of a dividend, loan, or other means.
As of March 31, 2020, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2028 Senior Notes and the indenture governing the 2025 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2020
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$564,136	$13,467	$—	$577,603
Costs and expenses:
Land and housing	—	460,924	—	—	460,924
General and administrative	—	26,563	7,284	—	33,847
Selling	—	36,828	—	—	36,828
Equity in income from joint venture arrangements	—	—	(52)	—	(52)
Interest	—	3,969	731	—	4,700
Total costs and expenses	—	528,284	7,963	—	536,247

Income before income taxes	—	35,852	5,504	—	41,356

Provision for income taxes	—	8,581	1,029	—	9,610

Equity in subsidiaries	31,746	—	—	(31,746)	—

Net income	$31,746	$27,271	$4,475	$(31,746)	$31,746

	Three Months Ended March 31, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$469,326	$11,783	$—	$481,109
Costs and expenses:
Land and housing	—	388,467	—	—	388,467
General and administrative	—	24,433	6,266	—	30,699
Selling	—	31,551	—	—	31,551
Equity in loss from joint venture arrangements	—	—	121	—	121
Interest	—	6,049	743	—	6,792
Total costs and expenses	—	450,500	7,130	—	457,630

Income before income taxes	—	18,826	4,653	—	23,479

Provision for income taxes	—	4,755	1,001	—	5,756

Equity in subsidiaries	17,723	—	—	(17,723)	—

Net income	$17,723	$14,071	$3,652	$(17,723)	$17,723

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2020
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$486	$22,856	$(2,158)	$21,184
Mortgage loans held for sale	—	—	156,208	—	156,208
Inventory	—	1,822,531	—	—	1,822,531
Property and equipment - net	—	20,372	674	—	21,046
Investment in joint venture arrangements	—	38,077	2,229	—	40,306
Operating lease right-of-use assets	—	16,700	3,375	—	20,075
Deferred income tax asset	—	9,540	—	—	9,540
Investment in subsidiaries	959,789	—	—	(959,789)	—
Intercompany assets	717,921	—	—	(717,921)	—
Goodwill	—	16,400	—	—	16,400
Other assets	1,182	71,741	18,750	—	91,673
TOTAL ASSETS	$1,678,892	$1,995,847	$204,092	$(1,679,868)	$2,198,963

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$151,591	$823	$(2,158)	$150,256
Customer deposits	—	45,099	—	—	45,099
Operating lease liabilities	—	16,700	3,375	—	20,075
Intercompany liabilities	—	715,527	2,394	(717,921)	—
Other liabilities	—	107,214	10,728	—	117,942
Community development district obligations	—	12,914	—	—	12,914
Obligation for consolidated inventory not owned	—	14,284	—	—	14,284
Notes payable bank - homebuilding operations	—	6,900	—	—	6,900
Notes payable bank - financial services operations	—	—	145,055	—	145,055
Notes payable - other	—	7,546	—	—	7,546
Senior notes due 2025 - net	247,222	—	—	—	247,222
Senior notes due 2028 - net	393,989	—	—	—	393,989
TOTAL LIABILITIES	641,211	1,077,775	162,375	(720,079)	1,161,282

SHAREHOLDERS’ EQUITY	1,037,681	918,072	41,717	(959,789)	1,037,681

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,678,892	$1,995,847	$204,092	$(1,679,868)	$2,198,963

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$219	$11,589	$(5,725)	$6,083
Mortgage loans held for sale	—	—	155,244	—	155,244
Inventory	—	1,769,507	—	—	1,769,507
Property and equipment - net	—	21,372	746	—	22,118
Investment in joint venture arrangements	—	35,391	2,494	—	37,885
Operating lease right-of-use assets	—	15,689	2,726	—	18,415
Deferred income tax asset	—	9,631	—	—	9,631
Investment in subsidiaries	928,942	—	—	(928,942)	—
Intercompany assets	619,204	—	—	(619,204)	—
Goodwill	—	16,400	—	—	16,400
Other assets	1,411	56,134	12,766	—	70,311
TOTAL ASSETS	$1,549,557	$1,924,343	$185,565	$(1,553,871)	$2,105,594

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$130,136	$615	$(5,725)	$125,026
Customer deposits	—	34,462	—	—	34,462
Intercompany liabilities	—	618,946	258	(619,204)	—
Operating lease liabilities	—	15,691	2,724	—	18,415
Other liabilities	—	141,015	6,922	—	147,937
Community development district obligations	—	13,531	—	—	13,531
Obligation for consolidated inventory not owned	—	7,934	—	—	7,934
Notes payable bank - homebuilding operations	—	66,000	—	—	66,000
Notes payable bank - financial services operations	—	—	136,904	—	136,904
Notes payable - other	—	5,828	—	—	5,828
Senior notes due 2021 - net	298,988	—	—	—	298,988
Senior notes due 2025 - net	247,092	—	—	—	247,092
TOTAL LIABILITIES	546,080	1,033,543	147,423	(624,929)	1,102,117

SHAREHOLDERS’ EQUITY	1,003,477	890,800	38,142	(928,942)	1,003,477

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,549,557	$1,924,343	$185,565	$(1,553,871)	$2,105,594

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2020
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$1,850	$(26,758)	$1,581	$(900)	$(24,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(440)	(11)	—	(451)
Return of capital from unconsolidated joint ventures	—	—	363	—	363
Intercompany investing	(96,955)	—	—	96,955	—
Investments in and advances to joint venture arrangements	—	(6,451)	(7)	—	(6,458)
Net cash (used in) provided by investing activities	(96,955)	(6,891)	345	96,955	(6,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes due 2021	(300,000)	—	—	—	(300,000)
Proceeds from issuance of senior notes due 2028	400,000	—	—	—	400,000
Proceeds from bank borrowings - homebuilding operations	—	194,300	—	—	194,300
Principal repayments of bank borrowings - homebuilding operations	—	(253,400)	—	—	(253,400)
Net proceeds from bank borrowings - financial services operations	—	—	8,151	—	8,151
Proceeds from notes payable - other and CDD bond obligations	—	1,718	—	—	1,718
Intercompany financing	—	91,298	2,090	(93,388)	—
Repurchase of common shares	(1,912)	—	—	—	(1,912)
Dividends paid	—	—	(900)	900	—
Debt issue costs	(6,165)	—	—		(6,165)
Proceeds from exercise of stock options	3,182	—	—	—	3,182
Net cash provided by (used in) financing activities	95,105	33,916	9,341	(92,488)	45,874

Net increase in cash, cash equivalents and restricted cash	—	267	11,267	3,567	15,101
Cash, cash equivalents and restricted cash balance at beginning of period	—	219	11,589	(5,725)	6,083
Cash, cash equivalents and restricted cash balance at end of period	$—	$486	$22,856	$(2,158)	$21,184

	Three Months Ended March 31, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$4,180	$(72,925)	$50,292	$(4,180)	$(22,633)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(427)	(33)	—	(460)
Intercompany Investing	(1,458)	—	—	1,458	—
Investments in and advances to joint venture arrangements	—	(5,928)	(113)	—	(6,041)
Net cash (used in) provided by investing activities	(1,458)	(6,355)	(146)	1,458	(6,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	218,100	—	—	218,100
Principal repayments of bank borrowings - homebuilding operations	—	(116,700)	—	—	(116,700)
Net repayments of bank borrowings - financial services operations	—	—	(49,142)	—	(49,142)
Intercompany financing	—	(792)	2,250	(1,458)	—
Repurchase of common shares	(5,150)	—	—	—	(5,150)
Dividends paid	—	—	(4,180)	4,180	—
Proceeds from exercise of stock options	2,428	—	—	—	2,428
Net cash (used in) provided by financing activities	(2,722)	100,608	(51,072)	2,722	49,536

Net increase (decrease) in cash, cash equivalents and restricted cash	—	21,328	(926)	—	20,402
Cash, cash equivalents and restricted cash balance at beginning of period	—	5,554	15,975	—	21,529
Cash, cash equivalents and restricted cash balance at end of period	$—	$26,882	$15,049	$—	$41,931

NOTE 13. Share Repurchase Program
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. During the first quarter of 2020, the Company repurchased 0.1 million outstanding common shares at an aggregate purchase price of $1.9 million under the 2018 Share Repurchase Program. As of March 31, 2020, the Company has repurchased 1.4 million outstanding common shares at an aggregate purchase price of $32.8 million under the 2018 Share Repurchase Program and $17.2 million remains available for repurchases under the 2018 Share Repurchase Program. The timing, amount and other terms and conditions of any additional repurchases under the 2018 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, corporate considerations, general market and economic conditions and legal requirements. The 2018 Share Repurchase Program does not have an expiration date and the Board may modify, discontinue or suspend it at any time.

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

We record sales commissions within Selling expenses in the Condensed Consolidated Statements of Income when incurred (i.e., when the home is delivered) as the amortization period is generally one year or less and therefore capitalization is not required as part of the practical expedient for incremental costs of obtaining a contract.

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
We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans are sold and/or related servicing rights are sold to third party investors or retained and managed under a third party sub-service arrangement. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee (note that guarantees are excluded from the scope of ASC 606, Revenue from Contracts with Customers). We recognize financial services revenue associated with our title operations as homes are delivered, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is delivered. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Housing	$559,449	$466,308
Land sales	4,687	3,018
Financial services (a)	13,467	11,783
Total revenue	$577,603	$481,109

(a)
Revenues include hedging losses of $3.6 million and $3.4 million for the three months ended March 31, 2020 and 2019, respectively. Hedging gains and losses do not represent revenues recognized from contracts with customers. Revenues for the first quarter of 2020 also include a $1.0 million impairment charge on our mortgage serving rights recorded as a reduction to revenue. This impairment charge was caused by the disruption in the mortgage industry as a result of the COVID-19 pandemic.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 98% of our total revenues for the three months ended March 31, 2020 and 2019, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

NOTE 15. Stock-Based Compensation
At our 2018 Annual Meeting of Shareholders, our shareholders approved the M/I Homes, Inc. 2018 Long-Term Incentive Plan (the “2018 LTIP”), an equity compensation plan. The 2018 LTIP is administered by the Compensation Committee of our Board of Directors. Under the 2018 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards (awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of the common shares), and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the 2018 LTIP authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 2,250,000 common shares, of which 1,189,010 remain available for grant at March 31, 2020.
The 2018 LTIP replaced the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the “2009 LTIP”), which was terminated immediately following our 2018 Annual Meeting of Shareholders. Awards outstanding under the 2009 LTIP Plan remain in effect in accordance with their respective terms.
Stock Options
On February 18, 2020, the Company awarded certain of its employees 424,500 (in the aggregate) nonqualified stock options at an exercise price of $42.23 (the closing price of our common shares on the New York Stock Exchange on such date) and a fair value of $12.65 that vest ratably over a five-year period. Total stock-based compensation expense related to stock option awards that has been charged against income relating to the 2018 LTIP was $1.0 million for both the three months ended March 31, 2020 and 2019.  As of March 31, 2020, there was a total of $12.1 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 2.3 years.
Performance Share Unit Awards
On February 18, 2020, February 19, 2019 and February 15, 2018, the Company awarded its executive officers (in the aggregate) a target number of performance share units (“PSU’s”) equal to 45,771, 53,692 and 46,444 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”). The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative pre-tax income from operations, excluding extraordinary items, as defined in the underlying award agreements with the executive officers, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.

The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $42.23 and $37.51 for the 2020 PSU’s, respectively, $27.62 and $32.52 for the 2019 PSU’s, respectively, $31.93 and $33.57 for the 2018 PSU’s, respectively. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized less than $0.1 million in stock-based compensation expense during the first quarter of 2020 related to the Market Condition portion of the 2020, 2019 and 2018 PSU awards. There was a total of $0.3 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2020, 2019 and 2018 PSU awards as of March 31, 2020.
For the portion of the PSU’s subject to the Performance Condition, we recognize stock-based compensation expense on a straight-line basis over the Performance Period based on the probable outcome of the related Performance Condition. Otherwise, stock-based compensation expense recognition is deferred until probability is attained and a cumulative stock-based compensation expense adjustment is recorded and recognized ratably over the remaining service period. The Company reassesses the probability of the satisfaction of the Performance Condition on a quarterly basis, and stock-based compensation expense is adjusted based on the portion of the requisite service period that has passed. As of March 31, 2020, the Company had not recognized any stock-based compensation expense related to the Performance Condition portion of the 2020 or the 2019 PSU awards. If the Company achieves the minimum performance levels for the Performance Conditions to be met for the 2020 and the 2019 PSU awards, the Company would record unrecognized stock-based compensation expense of $1.3 million as of March 31, 2020, for which $0.3 million would be immediately recognized had attainment been probable at March 31, 2020. The Company recognized less than $0.1 million of stock-based compensation expense related to the Performance Condition portion of the 2018 PSU awards during the first quarter of 2020 based on the probability of attaining the performance condition. The Company has $0.1 million of unrecognized stock-based compensation expense for the 2018 PSU awards as of March 31, 2020.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 120,300 homes since commencing homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)). In addition, the Hans Hagen brand is used in older communities in our Minneapolis/St. Paul, Minnesota market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; and Charlotte and Raleigh, North Carolina.
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

FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements also include statements regarding the impacts of the COVID-19 pandemic. Forward-looking statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors, including, without limitation, factors relating to the economic environment, the negative impact of the coronavirus (COVID-19), interest rates, availability of resources, competition, market concentration, land development activities, integration of acquisitions, construction defects, product liability and warranty claims and various governmental rules and regulations.  See “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as the same may be updated from time to time in our subsequent filings with the SEC, for more information regarding those risk factors.
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
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and assumptions on historical experience and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and assumptions and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.  See Note 1 (Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2019 Form 10-K for additional information about our accounting policies.
We believe that there have been no significant changes to our critical accounting policies during the quarter ended March 31, 2020 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K, other than the changes described in Note 1 (Basis of Presentation) to our financial statements of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
During 2019, we decided to wind down our Washington D.C. operations, which was substantially complete by December 31, 2019. As a result, during the second quarter of 2019, we re-evaluated our reportable segments and elected to aggregate our Charlotte and Raleigh, North Carolina operating segments into our existing Southern region based on the aggregation criteria described in Note 11. As a result of this re-evaluation, we have determined our reportable segments are: Northern homebuilding; Southern homebuilding; and financial services operations. All prior year segment information has been recast to conform with the 2019 presentation. The change in the reportable segments has no effect on the Company's condensed consolidated balance sheets, statement of income or statement of cash flows for the periods presented.
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Northern	Southern
Chicago, Illinois	Orlando, Florida
Cincinnati, Ohio	Sarasota, Florida
Columbus, Ohio	Tampa, Florida
Indianapolis, Indiana	Austin, Texas
Minneapolis/St. Paul, Minnesota	Dallas/Fort Worth, Texas
Detroit, Michigan	Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Overview
We achieved first quarter record levels of homes delivered, revenue, income before income taxes and net income during the first quarter of 2020. We also achieved all-time quarterly records in new contracts and backlog sales value (with backlog sales value reaching $1.3 billion). In addition, our financial services operations originated a record number of loans, while operating in a lower mortgage interest rate environment during the quarter.
Our first quarter record-setting results, however, were hindered during the latter half of March 2020 due to the COVID-19 pandemic. Our business was negatively impacted as state and municipal governments issued quarantines, “stay-at-home” orders, social distancing guidelines and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. All of the states where we have operations, with the exception of Michigan, have recognized housing construction and mortgage services as essential businesses. Thus, most of our communities across the country have remained open, albeit at a reduced rate of operation, so as to safeguard our employees, customers and building partners. We have implemented appointment-only customer interactions and have been able to continue to sell homes via our digital platform and virtual correspondence. Our mortgage operations have also been able to continue to close loans, at times utilizing drive-through closings. Despite these measures, our weekly pace of new home contracts began to decline significantly and our cancellation rates began to increase significantly beginning in the latter half of March 2020 and extending into April 2020, despite an overall decline in cancellation rates during the first quarter of 2020 to 11.3% compared to 12.0% for the first quarter of 2019. We expect that the COVID-19 pandemic will negatively impact our business, results of operations, financial condition and/or cash flows in the second quarter of 2020 and subsequent reporting periods. However, due to the uncertainty regarding the magnitude and duration of the pandemic, including future developments, as well as the timing and extent of a decline in economic activity and subsequent recovery, we cannot reasonably estimate such negative impacts, which could be material. In addition to the actions noted above, we have taken a number of strategic measures to help us manage through this unexpected pandemic as effectively as possible. These measures include strategically managing our land acquisition, land development and other cash expenditures. Further discussion of the potential impacts on our business, results of operations, financial condition and cash flows from the COVID-19 pandemic is provided below under Part II, Item 1A “Risk Factors.”
Despite these weakening conditions during the latter half of March 2020, we achieved the following record results during the three months ended March 31, 2020 in comparison to the first quarter of 2019:

•	New contracts increased 27% to 2,089 - an all-time quarterly record for the Company

•	Homes delivered increased 26% to a first quarter record 1,495 homes

•	Number of homes in backlog at March 31, 2020 increased 23% to a first quarter record 3,265

•	Total sales value in backlog increased 22% to $1.3 billion - an all-time quarterly record for the Company

•	Revenue increased 20% to a first quarter record $577.6 million

•	Income before income taxes increased 76% to a first quarter record $41.4 million

•	Net income increased 79% to a first quarter record $31.7 million

•	Number of active communities at March 31, 2020 increased 4% to a first quarter record 223
In addition to the results described above, our company-wide absorption pace of sales per community for the first quarter of 2020 was 3.1 per month versus 2.6 per month for prior year’s first quarter.
Summary of Company Financial Results
Income before income taxes for the first quarter of 2020 increased 76% from $23.5 million in the first quarter of 2019 to a first quarter record $41.4 million in 2020. Income before income taxes for the three months ended March 31, 2019 was unfavorably impacted by $0.4 million of acquisition-related charges as a result of our acquisition of Pinnacle Homes in March 2018.
We achieved first quarter record net income of $31.7 million, or $1.09 per diluted share, in 2020's first quarter, a 79% increase, or $14.0 million, from net income of $17.7 million, or $0.63 per diluted share, in 2019's first quarter, which included $0.4 million of pre-tax acquisition-related charges as discussed above. Our effective tax rate was 23.2% in 2020’s first quarter compared to 24.5% in 2019.
During the quarter ended March 31, 2020, we recorded record first quarter total revenue of $577.6 million, of which $559.4 million was from homes delivered, $4.7 million was from land sales and $13.5 million was from our financial services operations. Revenue from homes delivered increased 20% in 2020's first quarter compared to the same period in 2019 driven primarily by a 26% increase in the number of homes delivered (309 units), offset, in part, by a 5% decrease in the average sales price of homes delivered ($19,000 per home delivered) which was primarily the result of the mix of homes delivered. Revenue from land sales increased $1.7 million from the first quarter of 2019 primarily due to more land sales in our Southern region in 2020's first quarter compared to the prior year. Revenue from our financial services segment increased 14% to $13.5 million in the first quarter of 2020 as a result of an increase in loans closed and sold compared to 2019's first quarter. However, revenue was reduced by a decline in the fair market value of our mortgage servicing rights (as discussed in further detail in Note 4).
Total gross margin (total revenue less total land and housing costs) increased $24.0 million in the first quarter of 2020 compared to the first quarter of 2019 as a result of a $22.3 million improvement in the gross margin of our homebuilding operations and a $1.7 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved primarily as a result of the 26% increase in the number of homes delivered. Our housing gross margin percentage improved 110 basis points from 17.3% in prior year's first quarter to 18.4% in 2020's first quarter, primarily as a result of the mix of homes delivered during 2020's first quarter. The first quarter of 2019 includes $0.4 million of acquisition-related charges (as discussed above). Our gross margin on land sales (land sale gross margin) remained flat in the first quarter of 2020 compared to the first quarter of 2019. The gross margin of our financial services operations increased $1.7 million in the first quarter of 2020 compared to the first quarter of 2019 primarily as a result of the increase in revenue discussed above.

We opened 17 new communities during the first quarter of 2020. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. As a result, our new contracts and housing gross margin may fluctuate up or down from quarter to quarter depending on the mix of communities delivering homes.
For the three months ended March 31, 2020, selling, general and administrative expense increased $8.4 million, which partially offset the increase in our gross margin dollars discussed above, but declined as a percentage of revenue from 12.9% in the first quarter of 2019 to 12.2% in the first quarter of 2020. Selling expense increased $5.3 million from 2019's first quarter but improved as a percentage of revenue to 6.4% in 2020's first quarter from 6.6% for the same period in 2019. Variable selling expense for sales commissions contributed $4.8 million to the increase due to the higher number of homes delivered in the quarter. The increase in selling expense was also attributable to a $0.5 million increase in non-variable selling expense primarily related to costs associated with our sales offices and models as a result of our increased average community count. General and administrative expense increased $3.1 million compared to the first quarter of 2019 but declined as a percentage of revenue from 6.4% in the first quarter of 2019 to 5.9% in the first quarter of 2020. The dollar increase in general and administrative expense was primarily due to a $1.6 million increase in compensation related expenses due to our improved performance in the quarter, a $0.7 million increase in rent-related expenses, a $0.5 million increase in land related expenses due to the increase in average community count, and a $0.3 million increase in professional fees.

Outlook
We expect that overall economic conditions in the United States will continue to be negatively impacted by the COVID-19 pandemic, as discussed under the “Overview” section above, though the full magnitude and duration of such impact is uncertain. We further expect that the effects of the COVID-19 pandemic, including the economic slowdown and temporary or longer-term job losses, will negatively impact new home sales across our markets for the second quarter of 2020 and, depending on conditions, subsequent reporting periods, but we believe that it is reasonably possible that this impact will be buffered to some extent by low interest rates and low inventory levels.

While we remain sensitive to changes in market conditions, we continue to focus on controlling overhead leverage and carefully managing our investment in land and land development spending.
We are also closely monitoring mortgage availability and a recent tightening of lending standards related to an expected decline in the economy. Although interest rates remain at historic lows, we have seen a decline in mortgage availability beginning in late March including a tightening of underwriting standards. To date, this tightening has not had a significant impact on our business, although it has had some effect on lower credit quality borrowers and those using non-agency loan programs. We are seeing an impact due to layoffs and concerns about employment and business shutdowns, and to address these concerns, we have reduced the time frames for verifying employment and we are following agency recommendations for pre-closing documentation. In addition, we are aggressively working to deliver and fund loans with investors more quickly.
We expect to emphasize the following strategic business objectives throughout the remainder of 2020:

•	managing our land spend and inventory levels;

•	maintaining a strong balance sheet and liquidity levels;

•	expanding the availability of our more affordable Smart Series homes; and

•	emphasizing customer service, product quality and design, and premier locations.
During the first three months of 2020, we invested $75.7 million in land acquisitions and $62.0 million in land development. We are carefully reviewing all of our land acquisition and land development spending, and due to the uncertainty of the current environment, we have taken measures to extend or delay a substantial amount of future land purchases and delayed the timing of land development. We will continue to monitor market conditions and our ongoing pace of home sales and deliveries, and we will continue to adjust our land and inventory home investment spend accordingly. As a result, we are withdrawing our previously issued guidance regarding our aggregate land acquisition and land development expenditures in 2020 and are not providing land spending estimates for 2020 at this time.
We opened 17 communities and closed 19 communities in the first quarter of 2020, ending the first quarter with a total of 223 communities compared to 214 communities at March 31, 2019. Due to the uncertainty of the current environment, and the unknown effects on the specific timing of opening and closing out communities, we are also withdrawing our previously issued guidance regarding our 2020 average community count and are not providing estimated community count information for 2020 at this time.
We believe our abilities to design and develop attractive homes in desirable locations at an affordable cost, and to grow our business while also leveraging our fixed costs, has enabled us to maintain and improve our strong financial results. We further believe that our experienced management team will navigate, make necessary adjustments and guide our Company through the current adverse market conditions and that we are well positioned with a strong balance sheet to manage through the current economic environment. However, in the foreseeable future we believe our positive trends will be negatively impacted and we can provide no assurance of when those positive trends reflected in our financial and operating metrics will return.
See Part II, Item 1A., “Risk Factors,” for further information regarding the potential impacts of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows.

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Revenue:
Northern homebuilding	$240,270	$200,362
Southern homebuilding	323,866	268,964
Financial services (a)	13,467	11,783
Total revenue	$577,603	$481,109

Gross margin:
Northern homebuilding (b)	$42,558	$34,554
Southern homebuilding	60,654	46,305
Financial services (a)	13,467	11,783
Total gross margin (b)	$116,679	$92,642

Selling, general and administrative expense:
Northern homebuilding	$21,677	$18,019
Southern homebuilding	31,797	28,711
Financial services (a)	7,105	6,088
Corporate	10,096	9,432
Total selling, general and administrative expense	$70,675	$62,250

Operating income (loss):
Northern homebuilding (b)	$20,881	$16,535
Southern homebuilding	28,857	17,594
Financial services (a)	6,362	5,695
Less: Corporate selling, general and administrative expense	(10,096)	(9,432)
Total operating income (b)	$46,004	$30,392

Interest expense:
Northern homebuilding	$1,811	$2,481
Southern homebuilding	2,158	3,568
Financial services (a)	731	743
Total interest expense	$4,700	$6,792

Equity in (income) loss of joint venture arrangements	(52)	121

Income before income taxes	$41,356	$23,479

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

(b)	Includes $0.4 million of acquisition-related charges taken during the three months ended March 31, 2019 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

The following tables show total assets by segment at March 31, 2020 and December 31, 2019:

	At March 31, 2020
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,407	$27,298		$—	$31,705
Inventory (a)	821,291	969,535		—	1,790,826
Investments in joint venture arrangements	1,688	38,618		—	40,306
Other assets	26,571	52,959	(b)	256,596	336,126
Total assets	$853,957	$1,088,410		$256,596	$2,198,963

	At December 31, 2019
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,655	$24,877		$—	$28,532
Inventory (a)	783,972	957,003		—	1,740,975
Investments in joint venture arrangements	1,672	36,213		—	37,885
Other assets	21,564	52,662	(b)	223,976	298,202
Total assets	$810,863	$1,070,755		$223,976	$2,105,594

(a)
Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Northern Region
Homes delivered	588	474
New contracts, net	853	702
Backlog at end of period	1,408	1,158
Average sales price of homes delivered	$407	$420
Average sales price of homes in backlog	$423	$430
Aggregate sales value of homes in backlog	$596,138	$498,305
Housing revenue	$239,548	$199,277
Land sale revenue	$722	$1,085
Operating income homes (a) (b)	$20,835	$16,480
Operating income land	$46	$55
Number of average active communities	97	90
Number of active communities, end of period	98	90
Southern Region
Homes delivered	907	712
New contracts, net	1,236	942
Backlog at end of period	1,857	1,494
Average sales price of homes delivered	$353	$375
Average sales price of homes in backlog	$380	$383
Aggregate sales value of homes in backlog	$705,188	$571,769
Housing revenue	$319,901	$267,031
Land sale revenue	$3,965	$1,933
Operating income homes (a)	$28,834	$17,594
Operating (loss) income land	$23	$—
Number of average active communities	127	122
Number of active communities, end of period	125	124
Total Homebuilding Regions
Homes delivered	1,495	1,186
New contracts, net	2,089	1,644
Backlog at end of period	3,265	2,652
Average sales price of homes delivered	$374	$393
Average sales price of homes in backlog	$399	$403
Aggregate sales value of homes in backlog	$1,301,326	$1,070,074
Housing revenue	$559,449	$466,308
Land sale revenue	$4,687	$3,018
Operating income homes (a) (b)	$49,669	$34,074
Operating income land	$69	$55
Number of average active communities	224	212
Number of active communities, end of period	223	214

(a)	Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

(b)	Includes $0.4 million of acquisition-related charges taken during the three months ended March 31, 2019 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Financial Services
Number of loans originated	1,131	798
Value of loans originated	$345,950	$251,200

Revenue	$13,467	$11,783
Less: Selling, general and administrative expenses	7,105	6,088
Less: Interest expense	731	743

Income before income taxes	$5,631	$4,952

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Northern	9.7%	8.6%
Southern	12.4%	14.4%

Total cancellation rate	11.3%	12.0%

Seasonality
Typically, our homebuilding operations experience significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, homes delivered increase substantially in the second half of the year compared to the first half of the year. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. Our financial services operations also experience seasonality because loan originations correspond with the delivery of homes in our homebuilding operations. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, our results for the three months ended March 31, 2020 are not necessarily indicative of the results that we may achieve in future periods.
Year Over Year Comparison
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Northern Region. During the first quarter of 2020, homebuilding revenue in our Northern region increased $39.9 million, from $200.4 million in the first three months of 2019 to $240.3 million in the first three months of 2020. This 20% increase in homebuilding revenue was the result of a 24% increase in the number of homes delivered (114 units), partially offset by a 3% decrease in the average sales price of homes delivered ($13,000 per home delivered) and a $0.4 million decrease in land sale revenue. Operating income in our Northern region increased $4.4 million, from $16.5 million during the first quarter of 2019 to $20.9 million during the three months ended March 31, 2020. The increase in operating income was primarily the result of a $8.0 million increase in our gross margin, offset, in part, by a $3.7 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $8.0 million, primarily due to the 24% increase in the number of homes delivered. Our housing gross margin percentage improved 40 basis points from 17.3% in the prior year's first quarter to 17.7% for the same period in 2020, primarily due to a change in product type and market mix of homes delivered compared to the prior year offset by increased lot costs. Our housing gross margin for the first three months of 2019 was unfavorably impacted by $0.4 million of acquisition-related charges from our Detroit acquisition. Our land sale gross margin remained flat in the first quarter of 2020 compared to the same period in 2019.
Selling, general and administrative expense increased $3.7 million, from $18.0 million for the three months ended March 31, 2019 to $21.7 million for the three months ended March 31, 2020, but remained flat as a percentage of revenue at 9.0% in both the first quarter of 2020 and 2019 . The increase in selling, general and administrative expense was attributable, in part, to a $2.9 million increase in selling expense due to (1) a $1.8 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, and (2) a $1.1 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models as a result of our increased community count. The increase in selling, general and administrative expense was also attributable to a $0.8 million increase in general and administrative expense, which was primarily related to an increase in compensation-related expenses as well as an increase in professional fees.

During the three months ended March 31, 2020, we experienced an 22% increase in new contracts in our Northern region, from 702 in the three months ended March 31, 2019 to 853 in the first quarter of 2020. The increase in new contracts was due to improving demand in our newer communities compared to prior year and due to an increase in our average number of communities during the period. Homes in backlog increased 22% from 1,158 homes at March 31, 2019 to 1,408 homes at March 31, 2020. Average sales price in backlog decreased to $423,000 at March 31, 2020 compared to $430,000 at March 31, 2019 which was primarily due to product type and market mix. During the three months ended March 31, 2020, we opened 9 new communities in our Northern region compared to four during 2019's first quarter. Our monthly absorption rate in our Northern region improved to 2.9 per community in the first quarter of 2020 from 2.6 per community in the first quarter of 2019.
Southern Region. During the three months ended March 31, 2020, homebuilding revenue in our Southern region increased $54.9 million from $269.0 million in the first quarter of 2019 to $323.9 million in the first quarter of 2020. This 20% increase in homebuilding revenue was the result of a 27% increase in the number of homes delivered (195 units) and a $2.0 million increase in land sale revenue, offset partially by a 6% decrease in the average sales price of homes delivered ($22,000 per home delivered). Operating income in our Southern region increased $11.3 million from $17.6 million in the first quarter of 2019 to $28.9 million during the three months ended March 31, 2020. This increase in operating income was the result of an $14.3 million improvement in our gross margin offset, in part, by a $3.1 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $14.3 million, due primarily to the 27% increase in the number of homes delivered noted above. Our housing gross margin percentage improved 170 basis points from 17.3% in prior year's first quarter to 19.0% in the same period in 2020, largely due to the mix of communities delivering homes offset partially by rising lot costs. Our land sale gross margin remained flat in the first quarter of 2020 compared to the same period in 2019. We did not record any additional warranty charges for stucco-related repair costs in our Florida communities during the first quarter of 2020. With respect to this matter, during the quarter ended March 31, 2020, we identified 36 additional homes in need of repair and completed repairs on 11 homes, and, at March 31, 2020, we have 161 homes in various stages of repair.  See Note 6 to our financial statements for further information.
Selling, general and administrative expense increased $3.1 million from $28.7 million in the first quarter of 2019 to $31.8 million in the first quarter of 2020 but declined as a percentage of revenue to 9.8% compared to 10.7% for the first quarter of 2019. The increase in selling, general and administrative expense was attributable to a $2.4 million increase in selling expense due to (1) a $3.0 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, offset partially by a $0.6 million decrease in non-variable selling expenses primarily related to the timing of model openings and marketing costs. The increase in selling expense was also attributable to a $0.7 million increase in general and administrative expense, which was primarily related to an increase in land related expenses.
During the three months ended March 31, 2020, we experienced a 31% increase in new contracts in our Southern region, from 942 in the three months ended March 31, 2019 to 1,236 in the first quarter of 2020, and a 24% increase in backlog from 1,494 homes at March 31, 2019 to 1,857 homes at March 31, 2020. The increases in new contracts and backlog were primarily due to changes in product type and market mix as well as due to an increase in our average number of communities during the period. Average sales price in backlog decreased from $383,000 at March 31, 2019 to $380,000 at March 31, 2020 due to a change in product type and market mix. During the three months ended March 31, 2020, we opened 8 communities in our Southern region compared to 14 during 2019's first quarter. Our monthly absorption rate in our Southern region improved to 3.2 per community in the first quarter of 2020 from 2.6 per community in the first quarter of 2019.
Financial Services. Revenue from our mortgage and title operations increased $1.7 million (14%) from $11.8 million in the first quarter of 2019 to $13.5 million in the first quarter of 2020 due to a 42% increase in the number of loan originations from 798 in the first quarter of 2019 to 1,131 in the first quarter of 2020 offset partially by a decrease in the average loan amount from $315,000 in the three months ended March 31, 2019 to $306,000 in the three months ended March 31, 2020. The revenue was reduced by a $1.0 million impairment charge on our mortgage servicing rights caused by the disruption in the mortgage industry as a result of the COVID-19 pandemic.
We experienced a $0.7 million increase in operating income in the first quarter of 2020 compared to the first quarter of 2019, which was primarily due to the increase in revenue discussed above offset partially by a $1.0 million increase in selling, general and administrative expense compared to 2019's first quarter. The increase in selling, general and administrative expense was primarily attributable to an increase in compensation expense related to an increase in employee headcount and an increase in incentive compensation due to improved results.
At March 31, 2020, M/I Financial provided financing services in all of our markets. Approximately 85% of our homes delivered during the first quarter of 2020 were financed through M/I Financial, compared to 79% in 2019's first quarter. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.

Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $0.7 million from $9.4 million for the three months ended March 31, 2019 to $10.1 million for the three months ended March 31, 2020. The increase was primarily due to an increase in incentive compensation expense due to improved results during the quarter.
Equity in (Income) Loss from Joint Venture Arrangements. Equity in income (loss) from joint venture arrangements represents our portion of pre-tax earnings (loss) from our joint venture arrangements where a special purpose entity is established (“LLCs”) with the other partners. During the three months ended March 31, 2020, the Company earned less than $0.1 million of equity in income from its LLCs compared to $0.1 million of equity in loss during the three months ended March 31, 2019.
Interest Expense - Net. Interest expense for the Company decreased $2.1 million from $6.8 million in the three months ended March 31, 2019 to $4.7 million in the three months ended March 31, 2020. This decrease was primarily the result of a decrease in average borrowings under our Credit Facility (as defined below) during the first quarter of 2020 compared to prior year, the redemption of our 2021 Senior Notes at the beginning of the first quarter of 2020 and the issuance of our new 2028 Senior Notes, which were not outstanding at all during the first quarter of 2019 and had a lower interest rate than the 2021 Senior Notes. Our weighted average borrowings decreased from $833.7 million in the first quarter of 2019 to $768.1 million in the first quarter of 2020, and our weighted average borrowing rate declined from 6.26% in 2019's first quarter to 6.17% in 2020's first quarter.
Income Taxes. Our overall effective tax rate was 23.2% for the three months ended March 31, 2020 and 24.5% for the three months ended March 31, 2019. The decrease in the effective rate for the three months ended March 31, 2020 was primarily attributable to a $0.4 million tax benefit related to the retroactive reinstatement of energy efficient homes tax credits and a $0.4 million increase in tax benefit from equity compensation taken during the quarter ended March 31, 2020 (see Note 10 to our financial statements for more information).
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At March 31, 2020, we had $21.2 million of cash, cash equivalents and restricted cash, with $20.7 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $14.8 million increase in unrestricted cash and cash equivalents from December 31, 2019. Our principal uses of cash for the three months ended March 31, 2020 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, debt service requirements, including the redemption of our 2021 Senior Notes and the repayment of amounts outstanding under our credit facilities, and the repurchase of $1.9 million of our outstanding common shares under our 2018 Share Repurchase Program (as defined below). In order to fund these uses of cash, we used proceeds from home deliveries and the sale of mortgage loans, as well as excess cash balances, proceeds from the issuance of our 2028 Senior Notes (as described below), borrowings under our credit facilities, and other sources of liquidity.
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

In January 2020, we issued $400 million aggregate principal amount of 2028 Senior Notes at par, for net proceeds of approximately $393.9 million. We used $300.4 million of the net proceeds to redeem all $300.0 million aggregate principal amount of our 6.75% Senior Notes due 2021, at par, and we used the remaining net proceeds to repay a portion of our outstanding borrowings under the Credit Facility. As of March 31, 2020, there were $6.9 million of borrowings outstanding and $65.8 million of letters of credit outstanding under our $500 million Credit Facility, leaving $427.3 million available.

The economic impacts from the COVID-19 pandemic have created significant uncertainty as to general economic and housing market conditions for the remainder of 2020 and into 2021. We expect to continue managing our balance sheet and liquidity carefully, by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, in order to meet our current and anticipated capital requirements from cash receipts and availability under our Credit Facility.

During the first quarter of 2020, we delivered 1,495 homes, started 1,777 homes, and spent $75.7 million on land purchases and $62.0 million on land development. We are selectively acquiring and developing lots in our markets to replenish our lot supply; however, we have taken measures to extend or delay a number of land purchases and the timing of development due to the uncertainty in the current environment. We will continue to monitor market conditions and our pace of home sales and deliveries and will adjust our land spending accordingly. Pursuant to our land option agreements, as of March 31, 2020, we had a total of 19,042 lots under contract, with an aggregate purchase price of approximately $720.9 million to be acquired during the remainder of 2020 through 2028.
Operating Cash Flow Activities. During the three-month period ended March 31, 2020, we used $24.2 million of cash from operating activities, compared to using $22.6 million of cash in operating activities during the first quarter of 2019. The cash used from operating activities in the first quarter of 2020 was primarily a result of a $45.1 million increase in inventory, an increase in other assets of $20.5 million, and a decrease in accrued compensation of $27.0 million, offset by a net income of $31.7 million and an increase in accounts payable and customer deposits totaling $35.9 million. The $22.6 million of cash used in operating activities in 2019's first quarter was primarily a result of a $60.7 million increase in inventory and a decrease in accrued compensation of $24.8 million, offset partially by net income of $17.7 million, along with $48.6 million of proceeds from the sale of mortgage loans net of mortgage loan originations.

Investing Cash Flow Activities. During the first quarter of 2020, we used $6.5 million of cash in investing activities, the same as used during the first quarter of 2019. The $6.5 million of cash used during both periods was primarily due to an increase in our investment in joint venture arrangements.

Financing Cash Flow Activities. During the three months ended March 31, 2020, we generated $45.9 million of cash from financing activities, compared to generating $49.5 million of cash during the first three months of 2019. The cash generated from financing activities in 2020 was primarily due to the issuance of our 2028 Senior Notes, net of debt issue costs, for $393.9 million, offset partially by the redemption of all $300.0 million of our then outstanding 2021 Senior Notes, and repayments of $59.1 million (net of proceeds from borrowings) under our Credit Facility during the first quarter of 2020. The cash generated from financing activities during the first three months of 2019 was primarily due to borrowings (net of repayments) of $101.4 million under our Credit Facility, offset partially by repayments (net of proceeds from borrowings) under our MIF credit facilities of $49.1 million, and $5.2 million of repurchases of our common shares under our 2018 Share Repurchase Program (as defined below) during the first quarter of 2019.
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares (see Note 13 to our financial statements). During the first quarter of 2020, the Company repurchased 80,000 common shares with an aggregate purchase price of $1.9 million which was funded with cash on hand and borrowings under our Credit Facility. As of March 31, 2020, the Company is authorized to repurchase an additional $17.2 million of outstanding common shares under the 2018 Share Repurchase Program.

At March 31, 2020 and December 31, 2019, our ratio of homebuilding debt to capital was 39% and 38%, respectively, calculated as the carrying value of our outstanding homebuilding debt divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
We fund our operations with cash flows from operating activities, including proceeds from home deliveries, land sales and the sale of mortgage loans. While it is difficult to estimate cash receipts and expenditures in the current environment as a result of the COVID-19 pandemic, including uncertainty regarding the duration and magnitude of the pandemic, we believe that these sources of cash, along with our balance of unrestricted cash and borrowings available under our credit facilities, will be sufficient to fund our currently anticipated working capital needs, investment in land and land development, construction of homes, operating expenses, planned capital spending, and debt service requirements for at least the next twelve months. In addition, we routinely monitor current and anticipated operational and debt service requirements, financial market conditions, and credit relationships, and we may choose to seek additional capital by issuing new debt and/or equity securities or engaging in other financial transactions to strengthen our liquidity or our long-term capital structure. The financing needs of our homebuilding and financial services operations depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, debt maturity dates, and other factors. If we seek such additional capital or to engage in such other financial transactions, there can be no assurance that we would be able to obtain such additional capital or consummate such other financial transactions on terms acceptable to us, if at all, and such additional equity or debt financing or other financial transactions could dilute the interests of our existing shareholders, add operational limitations and/or increase our interest costs, particularly given the current uncertainty created by the COVID-19 pandemic and the volatile economic and financial market conditions.

Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of March 31, 2020:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	7/18/2021	$6,900	$427,279
Notes payable – financial services (b)	(b)	$145,055	$3,084

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $626.6 million of availability for additional senior debt at March 31, 2020. As a result, the full $500 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $6.9 million of borrowings outstanding and $65.8 million of letters of credit outstanding at March 31, 2020, leaving $427.3 million available. The Credit Facility has an expiration date of July 18, 2021.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial’s warehousing agreements as of March 31, 2020 was $190 million. The MIF Mortgage Warehousing Agreement has an expiration date of June 19, 2020 and the MIF Mortgage Repurchase Facility has an expiration date of October 26, 2020.

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

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $599.8 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 12 to our financial statements), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries. The guarantors for the Credit Facility are the same subsidiaries that guarantee our $400.0 million aggregate principal amount of 4.95% Senior Notes due 2028 (the “2028 Senior Notes”) and our $250.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the “2025 Senior Notes”).
As of March 31, 2020, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of March 31, 2020:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$599.8	$969.0
Leverage Ratio	≤	0.60	0.41
Interest Coverage Ratio	≥	1.5 to 1.0	5.5 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$290.7	$2.6
Unsold Housing Units and Model Homes	≤	2,391	1,248

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
As of March 31, 2020, there was $104.6 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of March 31, 2020:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.9 to 1.0
Liquidity	≥	$6.25	$20.7
Adjusted Net Income	>	$0.0	$13.2
Tangible Net Worth	≥	$12.5	$33.9
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
M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 175 or 200 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the MIF Mortgage Repurchase Facility. As of March 31, 2020, there was $40.5 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants under the MIF Mortgage Repurchase Facility as of March 31, 2020.

Senior Notes.

4.95% Senior Notes. On January 22, 2020, the Company issued $400 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of March 31, 2020, the Company was in compliance with all terms, conditions, and covenants under the indenture.

The Company used a portion of the net proceeds from the issuance of the 2028 Senior Notes to redeem all of its outstanding 2021 Senior Notes at 100.000% of the principal amount outstanding, plus accrued and unpaid interest thereon, on January 22, 2020. See Note 8 to our Consolidated Financial Statements for more information regarding the 2028 Senior Notes.
5.625% Senior Notes. In August 2017, the Company issued $250 million aggregate principal amount of 5.625% Senior Notes due 2025. The 2025 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes. As of March 31, 2020, the Company was in compliance with all terms, conditions, and covenants under the indenture. See Note 8 to our financial statements for more information regarding the 2025 Senior Notes.
Weighted Average Borrowings. For the three months ended March 31, 2020 and 2019, our weighted average borrowings outstanding were $768.1 million and $833.7 million, respectively, with a weighted average interest rate of 6.17% and 6.26%, respectively. The decrease in our weighted average borrowings and our weighted average interest rate related to decreased borrowings under our Credit Facility during the first quarter of 2020 compared to the same period in 2019 as well as the issuance of our 2028 Senior Notes on January 22, 2020 which had a lower interest rate than our 2021 Senior Notes which were redeemed on January 22, 2020.

At March 31, 2020, we had $6.9 million of borrowings outstanding under the Credit Facility, a decrease from $66.0 million outstanding at December 31, 2019. During the first quarter of 2020, the Company used the Credit Facility for investment in land and land development, construction of homes, operating expenses, working capital requirements and share repurchases under our 2018 Share Repurchase Program. During the three months ended March 31, 2020, the average daily amount outstanding under the Credit Facility was $58.4 million and the maximum amount outstanding under the Credit Facility was $111.3 million. The amount borrowed during 2020 will be subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home deliveries, other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2018 Share Repurchase Program and any other extraordinary events or transactions.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments. We expect to use our Credit Facility as part of our liquidity management but cannot estimate our maximum borrowings in 2020 at this time as a result of the COVID-19 pandemic.
There were $65.8 million of letters of credit issued and outstanding under the Credit Facility at March 31, 2020. During the three months ended March 31, 2020, the average daily amount of letters of credit outstanding under the Credit Facility was $68.6 million and the maximum amount of letters of credit outstanding under the Credit Facility was $69.9 million.

At March 31, 2020, M/I Financial had $104.6 million outstanding under the MIF Mortgage Warehousing Agreement.  During the three months ended March 31, 2020, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $42.9 million and the maximum amount outstanding was $104.6 million, which occurred during March.

At March 31, 2020, M/I Financial had $40.5 million outstanding under the MIF Mortgage Repurchase Facility.  During the three months ended March 31, 2020, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $33.5 million and the maximum amount outstanding was $51.2 million, which occurred during January.
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

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Land Option Agreements.  In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both March 31, 2020 and December 31, 2019, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
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
At March 31, 2020, “Consolidated Inventory Not Owned” was $14.3 million. At March 31, 2020, the corresponding liability of $14.3 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of March 31, 2020 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $55.8 million, including cash deposits of $31.7 million, prepaid acquisition costs of $7.4 million, letters of credit of $13.2 million and $3.5 million of other non-cash deposits.
Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of March 31, 2020, the Company had outstanding $237.8 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through November 2027.  Included in this total are: (1) $165.8 million of performance and maintenance bonds and $52.2 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $13.7 million of financial letters of credit; and (3) $6.1 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permitted borrowings of up to $690 million as of March 31, 2020, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2020	2019
Whole loan contracts and related committed IRLCs	$980	$1,445
Uncommitted IRLCs	158,153	87,340
FMBSs related to uncommitted IRLCs	137,000	88,000
Whole loan contracts and related mortgage loans held for sale	4,085	6,125
FMBSs related to mortgage loans held for sale	145,000	144,000
Mortgage loans held for sale covered by FMBSs	145,338	144,411

The table below shows the measurement of assets and liabilities at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2020	2019
Mortgage loans held for sale	$156,208	$155,244
Forward sales of mortgage-backed securities	(6,916)	(336)
Interest rate lock commitments	3,095	654
Whole loan contracts	(20)	(16)
Total	$152,367	$155,546

The following table sets forth the amount of (loss) gain recognized on assets and liabilities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Description (in thousands)	2020	2019
Mortgage loans held for sale	$3,739	$(1,363)
Forward sales of mortgage-backed securities	(6,580)	1,934
Interest rate lock commitments	2,383	(42)
Whole loan contracts	54	14
Total (loss) gain recognized	$(404)	$543

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of March 31, 2020. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at March 31, 2020. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	3/31/2020
ASSETS:
Mortgage loans held for sale:
Fixed rate	$156,697	—	—	—	—	—	$156,697	$155,599
Weighted average interest rate	3.47%	—	—	—	—	—	3.47%

LIABILITIES:
Long-term debt — fixed rate	$1,501	$1,215	$1,039	$304	$77	$650,000	$654,136	$564,738
Weighted average interest rate	5.63%	5.63%	5.63%	5.63%	5.63%	5.21%	5.21%
Short-term debt — variable rate	$151,955	—	—	—	—	—	$151,955	$151,955
Weighted average interest rate	3.02%	—	—	—	—	—	3.02%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Our business has been, and may continue to be, materially and adversely disrupted by the present outbreak of COVID-19 and could be materially and adversely disrupted by another epidemic, pandemic or similar public health issue, or fear of such an event, and the measures that international, federal, state and local governments, agencies and/or health authorities implement to address it.

An epidemic, pandemic or similar public health issue, or fear of such an event, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse effect on our business, results of operations, financial condition and/or cash flows.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency with respect to the COVID-19 outbreak, and several states and municipalities have declared public health emergencies. Numerous international, federal, state and local public health and governmental authorities have taken extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19, including quarantines, “stay-at-home” orders, social distancing guidelines and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

In response to these developments, we have undertaken a number of actions and initiatives. We began encouraging all employees at our corporate and division offices whose duties could be performed from home to work remotely until further notice, transitioned all of our Design Studios to appointment-only with pre-screened individuals or virtual appointments, instituted mandatory social distancing and hygiene/sanitation guidelines in accordance with recommended protocols throughout the organization (including in our Design Studios, and with respect to trade partners and their employees on our jobsites) and postponed non-essential customer care service and warranty requests.

While we believe that the above-referenced actions and initiatives are necessary and appropriate in light of the COVID-19 pandemic, they impact our ability to operate our business in the ordinary course consistent with our past practices. These actions and initiatives, combined with a reduction in the availability, capacity and efficiency of municipal and private services necessary to progress land development, homebuilding, mortgage loan originations and home closings, which in each case has varied by market depending on the scope of the restrictions state and local authorities have established, have caused our sales pace to significantly decline, our cancellation rate to significantly increase and our home construction and deliveries in certain of our markets to be delayed in the latter half of March and through the date of this report. The potential magnitude and duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 are uncertain and include, among other things, significant volatility in the financial markets and a significant decrease in the value of equity securities, including our common shares. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations in certain of our markets or at all for an indefinite period.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to purchasing a home, cause civil unrest, and/or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our homes, impair our ability to sell and build homes in a typical manner or at all, generate revenues and cash flows, and/or access the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of labor and subcontractors; and/or result in our recognizing material charges in future periods for inventory impairments or land option contract abandonments, or both. The unprecedented uncertainty surrounding COVID-19, due, in part, to rapidly changing governmental directives, public health challenges and progress, macroeconomic consequences and market reactions thereto also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our objectives for 2020.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, increases in our cancellation rate and decreases in our new contracts, homes delivered, revenues and profitability, as we have experienced in the first few weeks of our second quarter. Such impacts could be material to our business, results of operations, financial condition and cash flows in the second quarter and subsequent reporting periods. We could also be forced to reduce our average selling prices to generate demand or in response to actions taken by our competitors. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our markets, we could generate few or no new contracts and deliver few, if any, homes during the applicable period, which could be prolonged. Also, if there are prolonged government restrictions on our business and customers and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business, comply with the terms of the covenants and other requirements under our Credit Facility, indentures governing our senior notes, mortgage financing arrangements, land contracts due to land sellers and other loans; and/or service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity and ability to access additional liquidity sources and/or trigger an acceleration to pay a significant portion or all of our then-outstanding indebtedness, which we may be unable to do.

In addition to the risks described above, the COVID-19 pandemic may also have the effect of heightening other risks disclosed in the Risk Factors section of our Annual Report on Form 10-K, including, but not limited to, risks related to deterioration in homebuilding and general economic conditions, competition, availability of mortgage financing, impairments, supply and/or labor shortages, changes in energy prices, access to capital markets (including the debt and secondary mortgage markets), our ability to resell mortgages or liability for mortgages sold, compliance with the terms of our indebtedness (including the Credit Facility and the indentures governing our senior notes) and our leverage.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

Common shares purchased during the three months ended March 31, 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

January 1, 2020 - January 31, 2020	—	—	—	$19,140,577
February 1, 2020 - February 28, 2020	—	—	—	$19,140,577
March 1, 2020 - March 31, 2020	80,000	$23.90	80,000	$17,228,585

Quarter ended March 31, 2020	80,000	$23.90	80,000	$17,228,585
(1) On August 14, 2018 the Company announced that its Board of Directors authorized the 2018 Share Repurchase Program pursuant to which the Company may purchase up to $50 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The 2018 Share Repurchase Program does not have an expiration date and may be modified, suspended or discontinued at any time. See Note 13 to our Condensed Consolidated Financial Statements for additional information.

See Note 8 to our Condensed Consolidated Financial Statements above for more information regarding the limit imposed by the indenture governing our 2028 Senior Notes and the indenture governing our 2025 Senior Notes on our ability to pay dividends on, and repurchase, our common shares and any preferred shares of the Company then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures.

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

4.1
Indenture, dated as of January 22, 2020, by and among M/I Homes, Inc., the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 4.95% Senior Notes due 2028, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2020.

4.2	Form of 4.95% Senior Notes due 2028 incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 22, 2020.

4.3
Registration Rights Agreement, dated as of January 22, 2020, by and among M/I Homes, Inc., the guarantors named therein and the initial purchasers named therein, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 22, 2020.

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

M/I Homes, Inc.
(Registrant)

Date:	May 1, 2020	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	May 1, 2020	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)