Form 10-Q
period 2020-06-30
M/I HOMES, INC.
filed 2020-07-31
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________________
Commission File Number 1-12434

M/I HOMES, INC.
(Exact name of registrant as specified in it charter)

Ohio	31-1210837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4131 Worth Avenue, Suite 500, Columbus, Ohio 43219
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
Common shares, par value $.01 per share: 28,543,629 shares outstanding as of July 29, 2020.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	June 30, 2020	December 31, 2019
	(unaudited)

ASSETS:
Cash, cash equivalents and restricted cash	$94,023	$6,083
Mortgage loans held for sale	163,536	155,244
Inventory	1,830,810	1,769,507
Property and equipment - net	21,004	22,118
Investment in joint venture arrangements	45,144	37,885
Operating lease right-of-use assets	51,193	18,415
Deferred income tax asset	9,378	9,631
Goodwill	16,400	16,400
Other assets	96,220	70,311
TOTAL ASSETS	$2,327,708	$2,105,594

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$169,088	$125,026
Customer deposits	49,529	34,462
Operating lease liabilities	51,193	18,415
Other liabilities	158,146	147,937
Community development district obligations	11,560	13,531
Obligation for consolidated inventory not owned	11,035	7,934
Notes payable bank - homebuilding operations	—	66,000
Notes payable bank - financial services operations	134,184	136,904
Notes payable - other	7,041	5,828
Senior notes due 2021 - net	—	298,988
Senior notes due 2025 - net	247,353	247,092
Senior notes due 2028 - net	394,174	—
TOTAL LIABILITIES	$1,233,303	$1,102,117

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both June 30, 2020 and December 31, 2019; issued 30,137,141 shares at both June 30, 2020 and December 31, 2019	301	301
Additional paid-in capital	334,261	332,861
Retained earnings	794,833	708,579
Treasury shares - at cost - 1,593,512 and 1,750,685 shares at June 30, 2020 and December 31, 2019, respectively	(34,990)	(38,264)
TOTAL SHAREHOLDERS’ EQUITY	$1,094,405	$1,003,477
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,327,708	$2,105,594

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019

Revenue	$714,194	$623,686	$1,291,797	$1,104,795
Costs and expenses:
Land and housing	557,791	503,857	1,018,715	892,324
General and administrative	41,037	36,164	74,884	66,863
Selling	41,127	37,452	77,955	69,003
Equity in income from joint venture arrangements	(3)	(187)	(55)	(66)
Interest	2,515	5,197	7,215	11,989
Total costs and expenses	642,467	582,483	1,178,714	1,040,113

Income before income taxes	71,727	41,203	113,083	64,682

Provision for income taxes	17,219	10,957	26,829	16,713

Net income	54,508	30,246	86,254	47,969
Earnings per common share:
Basic	$1.91	$1.10	$3.03	$1.74
Diluted	$1.89	$1.08	$2.98	$1.71

Weighted average shares outstanding:
Basic	28,531	27,599	28,504	27,549
Diluted	28,836	28,090	28,920	28,027

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended June 30, 2020
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at March 31, 2020	28,523,329	$301	$332,490	$740,325	$(35,435)	$1,037,681
Net income	—	—	—	54,508	—	54,508
Stock options exercised	20,300	—	18	—	445	463
Stock-based compensation expense	—	—	1,753	—	—	1,753
Balance at June 30, 2020	28,543,629	$301	$334,261	$794,833	$(34,990)	$1,094,405

	Six Months Ended June 30, 2020
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2019	28,386,456	$301	$332,861	$708,579	$(38,264)	$1,003,477
Net income	—	—	—	86,254	—	86,254
Stock options exercised	152,600	—	308	—	3,337	3,645
Stock-based compensation expense	—	—	2,726	—	—	2,726
Repurchase of common shares	(80,000)	—	—	—	(1,912)	(1,912)
Deferral of executive and director compensation	—	—	215	—	—	215
Executive and director deferred compensation distributions	84,573	—	(1,849)	—	1,849	—
Balance at June 30, 2020	28,543,629	$301	$334,261	$794,833	$(34,990)	$1,094,405

	Three Months Ended June 30, 2019
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at March 31, 2019	27,568,826	$301	$328,580	$598,715	$(56,134)	$871,462
Net income	—	—	—	30,246	—	30,246
Stock options exercised	48,540	—	(211)	—	1,060	849
Stock-based compensation expense	—	—	1,682	—	—	1,682
Deferral of executive and director compensation	—	—	1	—	—	1
Balance at June 30, 2019	27,617,366	$301	$330,052	$628,961	$(55,074)	$904,240

	Six Months Ended June 30, 2019
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2018	27,516,218	$301	$330,517	$580,992	$(56,507)	$855,303
Net income	—	—	—	47,969	—	47,969
Stock options exercised	185,280	—	(761)	—	4,038	3,277
Stock-based compensation expense	—	—	2,594	—	—	2,594
Repurchase of common shares	(201,088)	—	—	—	(5,150)	(5,150)
Deferral of executive and director compensation	—	—	247	—	—	247
Executive and director deferred compensation distributions	116,956	—	(2,545)	—	2,545	—
Balance at June 30, 2019	27,617,366	$301	$330,052	$628,961	$(55,074)	$904,240

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
OPERATING ACTIVITIES:
Net income	$86,254	$47,969
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income from joint venture arrangements	(55)	(66)
Mortgage loan originations	(773,970)	(570,989)
Proceeds from the sale of mortgage loans	766,105	615,714
Fair value adjustment of mortgage loans held for sale	(427)	1,017
Fair value adjustment of mortgage servicing rights	422	—
Capitalization of originated mortgage servicing rights	(2,233)	(1,588)
Amortization of mortgage servicing rights	1,159	657
Depreciation	6,037	5,698
Amortization of debt issue costs	1,228	1,352
Loss on early extinguishment of debt	950	—
Stock-based compensation expense	2,726	2,594
Deferred income tax expense	253	888
Change in assets and liabilities:
Inventory	(51,603)	(89,853)
Other assets	(20,753)	240
Accounts payable	44,062	22,560
Customer deposits	15,067	5,993
Accrued compensation	(16,699)	(18,486)
Other liabilities	24,303	(13,083)
Net cash provided by operating activities	82,826	10,617

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,976)	(1,599)
Return of capital from joint venture arrangements	363	150
Investment in joint venture arrangements	(19,089)	(15,281)
Net cash used in investing activities	(20,702)	(16,730)

FINANCING ACTIVITIES:
Repayment of senior notes due 2021	(300,000)	—
Net proceeds from issuance of senior notes due 2028	400,000	—
Proceeds from bank borrowings - homebuilding operations	306,800	374,500
Repayment of bank borrowings - homebuilding operations	(372,800)	(317,600)
Net repayments of bank borrowings - financial services operations	(2,720)	(49,165)
Proceeds from (principal repayments of) notes payable - other and community development district bond obligations	1,213	(845)
Repurchase of common shares	(1,912)	(5,150)
Debt issue costs	(8,410)	(40)
Proceeds from exercise of stock options	3,645	3,277
Net cash provided by financing activities	25,816	4,977
Net increase (decrease) in cash, cash equivalents and restricted cash	87,940	(1,136)
Cash, cash equivalents and restricted cash balance at beginning of period	6,083	21,529
Cash, cash equivalents and restricted cash balance at end of period	$94,023	$20,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$6,114	$10,585
Income taxes	$1,862	$13,557

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(1,971)	$(1,526)
Consolidated inventory not owned	$3,101	$(6,199)
Distribution of single-family lots from joint venture arrangements	$11,522	$9,723

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
Impact of New Accounting Standards
In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016 (described above). ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP that are intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. We are currently evaluating the effect of adopting this new accounting guidance, but we do not expect that adoption will have a material impact on our consolidated financial statements and disclosures.

In May 2020, the SEC adopted Release No.33-10786 “Amendments to Financial Disclosures about Acquired and Disposed Businesses” (the “Final Rule”). The Final Rule is effective on January 1, 2021. However, voluntary early adoption is permitted. We are currently evaluating the effect of adopting this new accounting guidance, but we do not expect that adoption will have a material impact on our consolidated financial statements and disclosures.

Significant Accounting Policies

We believe that there have been no significant changes to our significant accounting policies during the quarter ended June 30, 2020 as compared to those disclosed in our 2019 Form 10-K.
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
A summary of the Company’s inventory as of June 30, 2020 and December 31, 2019 is as follows:

(In thousands)	June 30, 2020	December 31, 2019
Single-family lots, land and land development costs	$843,649	$858,065
Land held for sale	2,385	5,670
Homes under construction	834,661	756,998
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2020 - $14,196; December 31, 2019 - $12,723)	94,532	98,777
Community development district infrastructure	11,560	13,531
Land purchase deposits	32,988	28,532
Consolidated inventory not owned	11,035	7,934
Total inventory	$1,830,810	$1,769,507

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of June 30, 2020 and December 31, 2019, we had 1,181 homes (with a carrying value of $210.2 million) and 1,459 homes (with a carrying value of $304.0 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.

We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded an $11.6 million liability and a $13.5 million liability related to these CDD bond obligations as of June 30, 2020 and December 31, 2019, respectively, along with the related inventory infrastructure.

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land. On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits. The Company expenses any deposits and accumulated pre-acquisition costs relating to such agreements in the period when the Company makes the decision not to proceed with the purchase of land under an agreement.
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Capitalized interest, beginning of period	$22,199	$21,506	$21,607	$20,765
Interest capitalized to inventory	7,758	8,036	14,920	14,170
Capitalized interest charged to land and housing costs and expenses	(7,754)	(7,380)	(14,324)	(12,773)
Capitalized interest, end of period	$22,203	$22,162	$22,203	$22,162

Interest incurred	$10,273	$13,233	$22,135	$26,159
NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of June 30, 2020 and December 31, 2019, our investment in such joint venture arrangements totaled $45.1 million and $37.9 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $7.3 million increase during the six-month period ended June 30, 2020 was driven primarily by our cash contributions to our joint venture arrangements during the first half of 2020 of $19.1 million, offset, in part, by lot distributions from our joint venture arrangements of $11.5 million.
The majority of our investment in joint venture arrangements for both June 30, 2020 and December 31, 2019 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of June 30, 2020 and December 31, 2019, the Company had $42.9 million and $35.5 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of June 30, 2020 and December 31, 2019, the Company had $2.2 million and $2.4 million, respectively, of equity invested in LLCs. The Company’s percentage of ownership in these LLCs as of both June 30, 2020 and December 31, 2019 ranged from 25% to 74%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. The Company’s equity in income relating to earnings from its LLCs was less than $0.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and less than $0.1 million for both the six months ended June 30, 2020 and 2019. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.

We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of June 30, 2020 was the amount invested of $45.1 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the Company’s 2019 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both June 30, 2020 and December 31, 2019, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. The carrying value and fair value of mortgage servicing rights was $10.7 million and $10.3 million, respectively, at June 30, 2020. Therefore, the Company reduced its $1.0 million valuation allowance and impairment related to our mortgage servicing rights taken during the first quarter of 2020 by $0.6 million during the quarter ended June 30, 2020 (which was recorded as an increase in revenue during the quarter) to bring the carrying value back up to the fair value, for a net valuation allowance and impairment of $0.4 million for the six months ended June 30, 2020. This $0.4 million decrease in the value of our mortgage servicing rights was caused by the disruption in the mortgage industry as a result of the COVID-19 pandemic. At December 31, 2019, the carrying value and fair value of our mortgage servicing rights were both $9.6 million.
The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date.  The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
Interest Rate Lock Commitments. IRLCs are extended to certain homebuying customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a term of less than six months; however, in certain markets, the term could extend to nine months.
Some IRLCs are committed to a specific third-party investor through the use of whole loan delivery commitments matching the exact terms of the IRLC loan. Uncommitted IRLCs are considered derivative instruments and are fair value adjusted, with the resulting gain or loss recorded in current earnings.
Forward Sales of Mortgage-Backed Securities. Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs and FMBSs related to mortgage loans held for sale are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings.

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
The table below shows the notional amounts of our financial instruments at June 30, 2020 and December 31, 2019:

Description of Financial Instrument (in thousands)	June 30, 2020	December 31, 2019
Whole loan contracts and related committed IRLCs	$810	$1,445
Uncommitted IRLCs	216,377	87,340
FMBSs related to uncommitted IRLCs	186,000	88,000
Whole loan contracts and related mortgage loans held for sale	1,043	6,125
FMBSs related to mortgage loans held for sale	154,000	144,000
Mortgage loans held for sale covered by FMBSs	157,345	144,411
The following table sets forth the amount of (loss) gain recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2020	2019	2020	2019
Mortgage loans held for sale	$(3,312)	$346	$427	$(1,017)
Forward sales of mortgage-backed securities	5,417	(602)	(1,163)	1,332
Interest rate lock commitments	(826)	470	1,557	428
Whole loan contracts	(102)	39	(48)	53
Total gain recognized	$1,177	$253	$773	$796

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	June 30, 2020		June 30, 2020
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$1,499
Interest rate lock commitments	Other assets	2,240	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	93
Total fair value measurements		$2,240		$1,592

	Asset Derivatives		Liability Derivatives
	December 31, 2019		December 31, 2019
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$336
Interest rate lock commitments	Other assets	654	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	16
Total fair value measurements		$654		$352
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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and six months ended June 30, 2020 and 2019, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the Company’s 2019 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and six months ended June 30, 2020 and 2019, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		June 30, 2020		December 31, 2019
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$94,023	$94,023	$6,083	$6,083
Mortgage loans held for sale	Level 2	163,536	163,536	155,244	155,244
Interest rate lock commitments	Level 2	2,240	2,240	654	654
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	66,000	66,000
Notes payable - financial services operations	Level 2	134,184	134,184	136,904	136,904
Notes payable - other	Level 2	7,041	6,615	5,828	5,286
Senior notes due 2021 (a)	Level 2	—	—	300,000	299,250
Senior notes due 2025 (a)	Level 2	250,000	252,500	250,000	261,563
Senior notes due 2028 (a)	Level 2	400,000	390,000	—	—
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	93	93	16	16
Forward sales of mortgage-backed securities	Level 2	1,499	1,499	336	336
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at June 30, 2020 and December 31, 2019:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Whole loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2021, Senior Notes due 2025 and  Senior Notes due 2028. The fair value of these financial instruments was determined based upon market quotes at June 30, 2020 and December 31, 2019. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended June 30, 2020 under the Company’s $500 million unsecured revolving credit facility, dated July 18, 2013, as amended most recently on June 30, 2020 (the “Credit Facility”), fluctuated daily with the one-month LIBOR rate plus a margin of 250 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC (“M/I Financial”) is a party to two credit agreements: (1) a $125 million secured mortgage warehousing agreement, dated June 24, 2016, as amended (the “MIF Mortgage Warehousing Agreement”); and (2) a $65 million mortgage repurchase agreement, dated October 30, 2017, as amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the second quarter of 2020 fluctuated with LIBOR. See Note 8 to our financial statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.

NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $17.1 million and $48.1 million were covered under these guarantees as of June 30, 2020 and December 31, 2019, respectively.  The decrease in loans covered by these guarantees from December 31, 2019 is a result of a change in the mix of investors and their related purchase terms.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at June 30, 2020, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $0.6 million at both June 30, 2020 and December 31, 2019.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of June 30, 2020 and December 31, 2019, the total of all loans indemnified to third party insurers relating to the above agreements was $0.6 million and $1.0 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company recorded a liability relating to the guarantees described above totaling $0.5 million at both June 30, 2020 and December 31, 2019, which is management’s best estimate of the Company’s liability with respect to such guarantees.
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

A summary of warranty activity for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020		2019	2020		2019
Warranty reserves, beginning of period	$26,040		$25,220	$26,420		$26,459
Warranty expense on homes delivered during the period	4,242		3,641	7,663		6,481
Changes in estimates for pre-existing warranties	(623)		557	(644)		735
Charges related to stucco-related claims	—	(a)	—	—	(a)	—
Settlements made during the period	(3,484)		(3,944)	(7,264)		(8,201)
Warranty reserves, end of period	$26,175		$25,474	$26,175		$25,474
(a) Represents charges for stucco-related repair costs, net of recoveries during the period.

We have received claims related to stucco installation from homeowners in certain of our communities in our Tampa and Orlando, Florida markets and have been named as a defendant in legal proceedings initiated by certain of such homeowners. These claims primarily relate to homes built prior to 2014 which have second story elevations with frame construction.

During the three month period ended June 30, 2020, we (1) incurred $0.5 million of additional stucco-related charges as a result of our on-going review of stucco-related data described below and (2) also received $0.5 million of additional recoveries for past stucco-related claims, resulting in a net charge of zero for the three and six months ended June 30, 2020. At June 30, 2020, the remaining reserve for (1) homes in our Florida communities that we have identified as needing repair but have not yet completed the repair and (2) estimated repair costs for homes in our Florida communities that we have not yet identified as needing repair but that may require repair in the future included within our warranty reserve was $4.0 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of June 30, 2020. Our remaining stucco-related reserve is gross of any recoveries. Stucco-related recoveries are recorded in the period the reimbursement is received.
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
We continue to investigate the extent to which we may be able to further recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of June 30, 2020, we are unable to estimate any additional amount that we believe is probable of recovery from these sources and, as noted above, we have not recorded a receivable for recoveries nor included an estimated amount of recoveries in determining our stucco-related warranty reserve.

Performance Bonds and Letters of Credit

At June 30, 2020, the Company had outstanding approximately $256.0 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through November 2027. Included in this total are: (1) $180.5 million of performance and maintenance bonds and $56.3 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $13.2 million of financial letters of credit, of which $12.7 million represent deposits on land and lot purchase agreements; and (3) $6.0 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At June 30, 2020, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $715.7 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters
In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At June 30, 2020 and December 31, 2019, we had $1.4 million and $0.7 million reserved for legal expenses, respectively.
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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis during the fourth quarter of 2019, and as no indicators for impairment existed at December 31, 2019, no impairment was recorded. As a result of the temporary shutdown of our Detroit operations due to COVID-19 from March 23, 2020 through May 7, 2020 (as the state of Michigan did not deem housing construction an essential business), we performed a goodwill impairment analysis of our Detroit reporting unit at June 30, 2020 and determined no impairment existed. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen or other events occur that could impact the fair value of the reporting unit.
NOTE 8. Debt
Notes Payable - Homebuilding
On June 30, 2020, the Company entered into a Third Amendment (the “Third Amendment”) to the Credit Facility, which (1) extended the maturity of the commitments from lenders totaling $475 million to July 18, 2023 (with one lender with a commitment of $25 million retaining its existing maturity of July 18, 2021), (2) increased the required minimum level of Consolidated Tangible Net Worth from $599.8 million to $749.7 million (subject to increase over time based on earnings and proceeds from equity offerings), (3) added an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $600 million, subject to obtaining additional commitments from lenders, (4) established a floor on one-month LIBOR of 0.75% and increased the LIBOR margin by 25 basis points to 250 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio), (5) added a provision to allow for the replacement of LIBOR in the calculation of the interest rate under certain circumstances, and (6) increased the fee paid quarterly on the remaining available commitment amount by 5 basis points, to 45 basis points (which is also subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio). The other material terms of the Credit Facility remain unchanged.

The Credit Facility contains certain financial covenants. At June 30, 2020, the Company was in compliance with all financial covenants of the Credit Facility.

The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $716.3 million of availability for additional senior debt at June 30, 2020. As a result, the full $500 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At June 30, 2020, there were no borrowings outstanding and $69.5 million of letters of credit outstanding, leaving a net remaining borrowing availability of $430.5 million. The Credit Facility includes a $125 million sub-facility for letters of credit.
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
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $125 million. In May 2020, M/I Financial entered into an amendment to the MIF Mortgage Warehousing Agreement, which, among other things, extended the expiration date to May 28, 2021 and increased the maximum borrowing availability to $160 million from September 25, 2020 to October 15, 2020 and to $185 million from November 15, 2020 to February 4, 2021 (periods of increased volume of mortgage originations). Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the floating LIBOR rate plus a spread of 200 basis points. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At June 30, 2020, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $65 million. The MIF Mortgage Repurchase Facility expires on October 26, 2020. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 175 or 200 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At June 30, 2020, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At June 30, 2020 and December 31, 2019, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $190.0 million and $225.0 million, respectively. At June 30, 2020 and December 31, 2019, M/I Financial had $134.2 million and $136.9 million outstanding on a combined basis under its credit facilities, respectively.
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

As of both June 30, 2020 and December 31, 2019, we had $250.0 million of our 2025 Senior Notes outstanding. The 2025 Senior Notes bear interest at a rate of 5.625% per year, payable semiannually in arrears on February 1 and August 1 of each year, and mature on August 1, 2025. We may redeem all or any portion of the 2025 Senior Notes on or after August 1, 2020 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 104.219% of the principal amount outstanding, but will decline to 102.813% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2021, will further decline to 101.406% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2022 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after August 1, 2023, but prior to maturity.
The 2028 Senior Notes and the 2025 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes and the indenture governing the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes and the indenture governing the 2025 Senior Notes. As of June 30, 2020, the Company was in compliance with all terms, conditions, and covenants under the indentures.
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
The indenture governing our 2028 Senior Notes and the indenture governing the 2025 Senior Notes limit our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures. In each case, the “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $299.3 million at June 30, 2020 and $264.5 million at December 31, 2019. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $7.0 million and $5.8 million as of June 30, 2020 and December 31, 2019, respectively, which are comprised of notes payable acquired in the normal course of business.

NOTE 9. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
NUMERATOR
Net income	$54,508	$30,246	$86,254	$47,969
DENOMINATOR
Basic weighted average shares outstanding	28,531	27,599	28,504	27,549
Effect of dilutive securities:
Stock option awards	115	308	210	276
Deferred compensation awards	190	183	206	202
Diluted weighted average shares outstanding	$28,836	$28,090	$28,920	$28,027
Earnings per common share:
Basic	$1.91	$1.10	$3.03	$1.74
Diluted	$1.89	$1.08	$2.98	$1.71
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	1,178	412	676	714
NOTE 10. Income Taxes
During the three months ended June 30, 2020 and 2019, the Company recorded a tax provision of $17.2 million and $11.0 million, respectively, which reflects income tax expense related to the periods’ income before income taxes. The effective tax rate for the three months ended June 30, 2020 and 2019 was 24.0% and 26.6%, respectively. During the three months ended June 30, 2020, we recorded a $0.8 million tax benefit related to the retroactive reinstatement of energy efficient homes tax credits. During the six months ended June 30, 2020 and 2019, the Company recorded a tax provision of $26.8 million and $16.7 million, respectively. The effective tax rate for the six months ended June 30, 2020 and 2019 was 23.7% and 25.8%, respectively. During the six months ended June 30, 2020, we recorded a $1.2 million tax benefit related to the retroactive reinstatement of energy efficient homes tax credits and a $0.4 million increase in tax benefit from equity compensation taken during the first half of 2020.
The Company had $0.3 million of state net operating loss (“NOL”) carryforwards, net of the federal benefit, at June 30, 2020. Our state NOLs may be carried forward from one to 15 years, depending on the tax jurisdiction, with $0.2 million expiring between 2022 and 2027 and $0.1 million expiring between 2028 and 2032, absent sufficient state taxable income.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes several significant business tax provisions including modifications for net operating losses, credit for prior-year minimum tax liability and limitations on business interest and charitable contributions. The CARES Act also provides for an employee retention credit and technical corrections regarding qualified improvement property. We are assessing the tax impact of the CARES Act as it relates to the Company.

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
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina

The following table shows, by segment, revenue, operating income and interest expense for the three and six months ended June 30, 2020 and 2019, as well as the Company’s income before income taxes for such periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Revenue:
Northern homebuilding	$299,340	$252,870	$539,610	$453,232
Southern homebuilding	395,806	356,513	719,672	625,477
Financial services (a)	19,048	14,303	32,515	26,086
Total revenue	$714,194	$623,686	$1,291,797	$1,104,795

Operating income:
Northern homebuilding (b)	$32,241	$24,437	$53,122	$40,972
Southern homebuilding	44,319	26,214	73,176	43,808
Financial services (a)	11,457	7,639	17,819	13,334
Less: Corporate selling, general and administrative expense	(13,778)	(12,077)	(23,874)	(21,509)
Total operating income (b)	$74,239	$46,213	$120,243	$76,605

Interest expense:
Northern homebuilding	$703	$1,374	$2,514	$3,855
Southern homebuilding	1,192	2,888	3,350	6,456
Financial services (a)	620	935	1,351	1,678
Total interest expense	$2,515	$5,197	$7,215	$11,989

Equity in income from joint venture arrangements	(3)	(187)	(55)	(66)

Income before income taxes	$71,727	$41,203	$113,083	$64,682
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.
(b)Includes $0.1 million of acquisition-related charges taken during the three months ended June 30, 2019 and $0.6 million of acquisition-related charges taken during the six months ended June 30, 2019 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

The following tables show total assets by segment at June 30, 2020 and December 31, 2019:

	June 30, 2020
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$3,831	$29,157		$—		$32,988
Inventory (a)	830,011	967,811		—		1,797,822
Investments in joint venture arrangements	2,081	43,063		—		45,144
Other assets	40,734	69,123	(b)	341,897	(c)	451,754
Total assets	$876,657	$1,109,154		$341,897		$2,327,708

	December 31, 2019
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,655	$24,877		$—	$28,532
Inventory (a)	783,972	957,003		—	1,740,975
Investments in joint venture arrangements	1,672	36,213		—	37,885
Other assets	21,564	52,662	(b)	223,976	298,202
Total assets	$810,863	$1,070,755		$223,976	$2,105,594
(a)Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.
(c)Includes a $32.8 million increase in operating lease right-of-use assets due to the commencement of a ten-year renewable lease on June 29, 2020 for the Company’s new corporate headquarters.

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
As of June 30, 2020, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2028 Senior Notes and the indenture governing the 2025 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2020
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$695,146	$19,048	$—	$714,194
Costs and expenses:
Land and housing	—	557,791	—	—	557,791
General and administrative	—	33,177	7,860	—	41,037
Selling	—	41,127	—	—	41,127
Equity in income from joint venture arrangements	—	—	(3)	—	(3)
Interest	—	1,895	620	—	2,515
Total costs and expenses	—	633,990	8,477	—	642,467

Income before income taxes	—	61,156	10,571	—	71,727

Provision for income taxes	—	15,067	2,152	—	17,219

Equity in subsidiaries	54,508	—	—	(54,508)	—

Net income	$54,508	$46,089	$8,419	$(54,508)	$54,508

	Three Months Ended June 30, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$609,383	$14,303	$—	$623,686
Costs and expenses:
Land and housing	—	503,857	—	—	503,857
General and administrative	—	29,315	6,849	—	36,164
Selling	—	37,452	—	—	37,452
Equity in income from joint venture arrangements	—	—	(187)	—	(187)
Interest	—	4,263	934	—	5,197
Total costs and expenses	—	574,887	7,596	—	582,483

Income before income taxes	—	34,496	6,707	—	41,203

Provision for income taxes	—	9,578	1,379	—	10,957

Equity in subsidiaries	30,246	—	—	(30,246)	—

Net income	$30,246	$24,918	$5,328	$(30,246)	$30,246

	Six Months Ended June 30, 2020
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,259,282	$32,515	$—	$1,291,797
Costs and expenses:
Land and housing	—	1,018,715	—	—	1,018,715
General and administrative	—	59,740	15,144	—	74,884
Selling	—	77,955	—	—	77,955
Equity in income from joint venture arrangements	—	—	(55)	—	(55)
Interest	—	5,864	1,351	—	7,215
Total costs and expenses	—	1,162,274	16,440	—	1,178,714

Income before income taxes	—	97,008	16,075	—	113,083

Provision for income taxes	—	23,648	3,181	—	26,829

Equity in subsidiaries	86,254	—	—	(86,254)	—

Net income	$86,254	$73,360	$12,894	$(86,254)	$86,254

	Six Months Ended June 30, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,078,709	$26,086	$—	$1,104,795
Costs and expenses:
Land and housing	—	892,324	—	—	892,324
General and administrative	—	53,748	13,115	—	66,863
Selling	—	69,003	—	—	69,003
Equity in income from joint venture arrangements	—	—	(66)	—	(66)
Interest	—	10,312	1,677	—	11,989
Total costs and expenses	—	1,025,387	14,726	—	1,040,113

Income before income taxes	—	53,322	11,360	—	64,682

Provision for income taxes	—	14,333	2,380	—	16,713

Equity in subsidiaries	47,969	—	—	(47,969)	—

Net income	$47,969	$38,989	$8,980	$(47,969)	$47,969

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2020
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$78,979	$15,044	$—	$94,023
Mortgage loans held for sale	—	—	163,536	—	163,536
Inventory	—	1,830,810	—	—	1,830,810
Property and equipment - net	—	20,126	878	—	21,004
Investment in joint venture arrangements	—	42,854	2,290	—	45,144
Operating lease right-of-use assets	—	40,766	10,427	—	51,193
Deferred income tax asset	—	9,378	—	—	9,378
Investment in subsidiaries	1,013,097	—	—	(1,013,097)	—
Intercompany assets	719,685	—	—	(719,685)	—
Goodwill	—	16,400	—	—	16,400
Other assets	3,150	77,904	15,166	—	96,220
TOTAL ASSETS	$1,735,932	$2,117,217	$207,341	$(1,732,782)	$2,327,708

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$168,291	$797	$—	$169,088
Customer deposits	—	49,529	—	—	49,529
Operating lease liabilities	—	40,766	10,427	—	51,193
Intercompany liabilities	—	714,549	5,136	(719,685)	—
Other liabilities	—	150,286	7,860	—	158,146
Community development district obligations	—	11,560	—	—	11,560
Obligation for consolidated inventory not owned	—	11,035	—	—	11,035
Notes payable bank - homebuilding operations	—	—	—	—	—
Notes payable bank - financial services operations	—	—	134,184	—	134,184
Notes payable - other	—	7,041	—	—	7,041
Senior notes due 2025 - net	247,353	—	—	—	247,353
Senior notes due 2028 - net	394,174	—	—	—	394,174
TOTAL LIABILITIES	641,527	1,153,057	158,404	(719,685)	1,233,303

SHAREHOLDERS’ EQUITY	1,094,405	964,160	48,937	(1,013,097)	1,094,405

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,735,932	$2,117,217	$207,341	$(1,732,782)	$2,327,708

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$219	$11,589	$(5,725)	$6,083
Mortgage loans held for sale	—	—	155,244	—	155,244
Inventory	—	1,769,507	—	—	1,769,507
Property and equipment - net	—	21,372	746	—	22,118
Investment in joint venture arrangements	—	35,391	2,494	—	37,885
Operating lease right-of-use assets	—	15,689	2,726	—	18,415
Deferred income tax asset	—	9,631	—	—	9,631
Investment in subsidiaries	928,942	—	—	(928,942)	—
Intercompany assets	619,204	—	—	(619,204)	—
Goodwill	—	16,400	—	—	16,400
Other assets	1,411	56,134	12,766	—	70,311
TOTAL ASSETS	$1,549,557	$1,924,343	$185,565	$(1,553,871)	$2,105,594

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$130,136	$615	$(5,725)	$125,026
Customer deposits	—	34,462	—	—	34,462
Intercompany liabilities	—	618,946	258	(619,204)	—
Operating lease liabilities	—	15,691	2,724	—	18,415
Other liabilities	—	141,015	6,922	—	147,937
Community development district obligations	—	13,531	—	—	13,531
Obligation for consolidated inventory not owned	—	7,934	—	—	7,934
Notes payable bank - homebuilding operations	—	66,000	—	—	66,000
Notes payable bank - financial services operations	—	—	136,904	—	136,904
Notes payable - other	—	5,828	—	—	5,828
Senior notes due 2021 - net	298,988	—	—	—	298,988
Senior notes due 2025 - net	247,092	—	—	—	247,092
TOTAL LIABILITIES	546,080	1,033,543	147,423	(624,929)	1,102,117

SHAREHOLDERS’ EQUITY	1,003,477	890,800	38,142	(928,942)	1,003,477

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,549,557	$1,924,343	$185,565	$(1,553,871)	$2,105,594

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2020
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$3,050	$78,373	$3,503	$(2,100)	$82,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,662)	(314)	—	(1,976)
Return of capital from unconsolidated joint ventures	—	—	363	—	363
Intercompany investing	(98,610)	—	—	98,610	—
Investments in and advances to joint venture arrangements	—	(19,082)	(7)	—	(19,089)
Net cash (used in) provided by investing activities	(98,610)	(20,744)	42	98,610	(20,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes due 2021	(300,000)	—	—	—	(300,000)
Proceeds from issuance of senior notes due 2028	400,000	—	—	—	400,000
Proceeds from bank borrowings - homebuilding operations	—	306,800	—	—	306,800
Principal repayments of bank borrowings - homebuilding operations	—	(372,800)	—	—	(372,800)
Net repayments of bank borrowings - financial services operations	—	—	(2,720)	—	(2,720)
Proceeds from notes payable - other and CDD bond obligations	—	1,213	—	—	1,213
Intercompany financing	—	88,115	4,770	(92,885)	—
Repurchase of common shares	(1,912)	—	—	—	(1,912)
Dividends paid	—	—	(2,100)	2,100	—
Debt issue costs	(6,173)	(2,197)	(40)	—	(8,410)
Proceeds from exercise of stock options	3,645	—	—	—	3,645
Net cash provided by (used in) financing activities	95,560	21,131	(90)	(90,785)	25,816

Net increase in cash, cash equivalents and restricted cash	—	78,760	3,455	5,725	87,940
Cash, cash equivalents and restricted cash balance at beginning of period	—	219	11,589	(5,725)	6,083
Cash, cash equivalents and restricted cash balance at end of period	$—	$78,979	$15,044	$—	$94,023

	Six Months Ended June 30, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$5,130	$(41,562)	$52,179	$(5,130)	$10,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,411)	(188)	—	(1,599)
Return of capital from unconsolidated joint ventures	—	—	150	—	150
Intercompany Investing	(3,257)	—	—	3,257	—
Investments in and advances to joint venture arrangements	—	(15,119)	(162)	—	(15,281)
Net cash (used in) provided by investing activities	(3,257)	(16,530)	(200)	3,257	(16,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	374,500	—	—	374,500
Principal repayments of bank borrowings - homebuilding operations	—	(317,600)	—	—	(317,600)
Net repayments of bank borrowings - financial services operations	—	—	(49,165)	—	(49,165)
Principal repayments of notes payable - other and CDD bond obligations	—	(845)	—	—	(845)
Intercompany financing	—	(44)	3,301	(3,257)	—
Repurchase of common shares	(5,150)	—	—	—	(5,150)
Dividends paid	—	—	(5,130)	5,130	—
Debt issue costs	—	—	(40)	—	(40)
Proceeds from exercise of stock options	3,277	—	—	—	3,277
Net cash (used in) provided by financing activities	(1,873)	56,011	(51,034)	1,873	4,977

Net (decrease) increase in cash, cash equivalents and restricted cash	—	(2,081)	945	—	(1,136)
Cash, cash equivalents and restricted cash balance at beginning of period	—	5,554	15,975	—	21,529
Cash, cash equivalents and restricted cash balance at end of period	$—	$3,473	$16,920	$—	$20,393

NOTE 13. Share Repurchase Program
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. During the first quarter of 2020, the Company repurchased 0.1 million outstanding common shares at an aggregate purchase price of $1.9 million under the 2018 Share Repurchase Program. The Company did not repurchase any shares during the second quarter of 2020. As of June 30, 2020, the Company has repurchased 1.4 million outstanding common shares at an aggregate purchase price of $32.8 million under the 2018 Share Repurchase Program and $17.2 million remains available for repurchases under the 2018 Share Repurchase Program. The timing, amount and other terms and conditions of any additional repurchases under the 2018 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, corporate considerations, general market and economic conditions and legal requirements. The 2018 Share Repurchase Program does not have an expiration date and the Board may modify, discontinue or suspend it at any time.
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
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Housing	$694,700	$597,870	$1,254,149	$1,064,178
Land sales	446	11,513	5,133	14,531
Financial services (a)	19,048	14,303	32,515	26,086
Total revenue	$714,194	$623,686	$1,291,797	$1,104,795
(a)Revenues include hedging losses of $7.0 million and $2.6 million for the three months ended June 30, 2020 and 2019, respectively, and $10.6 million and $6.0 million for the six months ended June 30, 2020 and 2019, respectively. Hedging losses do not represent revenues recognized from contracts with customers. Revenues for the three months ended June 30, 2020 include a $0.6 million reversal of the $1.0 million impairment charge taken on our mortgage serving rights during the first quarter of 2020. This $0.6 million was recorded as an increase in revenue. Revenues for the six months ended June 30, 2020 include a net $0.4 million impairment charge taken on our mortgage serving rights which was recorded as a reduction of revenue. The net impairment charge taken during the first half of 2020 was caused by the disruption in the mortgage industry as a result of the COVID-19 pandemic.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 97% of our total revenues for the three and six months ended June 30, 2020 and 2019, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 122,600 homes since commencing homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)). In addition, the Hans Hagen brand is used in older communities in our Minneapolis/St. Paul, Minnesota market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; and Charlotte and Raleigh, North Carolina.
Included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are the following topics relevant to the Company’s performance and financial condition:
•Information Relating to Forward-Looking Statements;
•Application of Critical Accounting Estimates and Policies;
•Results of Operations;
•Discussion of Our Liquidity and Capital Resources;
•Summary of Our Contractual Obligations;
•Discussion of Our Utilization of Off-Balance Sheet Arrangements; and
•Impact of Interest Rates and Inflation.
FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements also include statements regarding the impacts of the COVID-19 pandemic. Forward-looking statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors, including, without limitation, factors relating to the economic environment, the negative impact of the coronavirus (COVID-19), interest rates, availability of resources, competition, market concentration, land development activities, integration of acquisitions, construction defects, product liability and warranty claims and various governmental rules and regulations.  See “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as the same may be updated from time to time in our subsequent filings with the SEC, for more information regarding those risk factors.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended June 30, 2020 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K.
RESULTS OF OPERATIONS
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
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Overview
For both the second quarter and first half of 2020, we achieved record levels of new contracts, homes delivered, revenue, income before income taxes and net income. During the second quarter of 2020, we also achieved all-time quarterly records for income before income taxes, new contracts, number of homes in backlog and backlog sales value. In addition, our financial services operations achieved all-time quarterly records for revenue and income before income taxes and originated a record number of loans during the second quarter, while benefiting from a lower mortgage interest rate environment in both the second quarter and first half of 2020.

Following a substantial decline in new contracts in the latter half of March and April as a result of the COVID-19 pandemic, our sales activity rebounded significantly during the remainder of the second quarter, despite the ongoing business disruptions and high unemployment caused by the COVID-19 pandemic. We believe that the homebuilding industry benefited from record-low interest rates and low inventory levels, together with a desire of many people to move from rental apartments and densely populated areas to single family homes in suburban locations. Our business was negatively impacted beginning in the latter half of March and through April as state and municipal governments issued quarantines, “stay-at-home” orders, social distancing guidelines and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Most of our communities remained open during this period, albeit at a reduced rate of operation, and we implemented a number of steps to safeguard our employees, customers and building partners. We implemented appointment-only customer interactions and continued to sell homes through our digital platform and virtual correspondence. Our mortgage operations were also able to continue to close loans, at times utilizing drive-through closings. For the month of April, our weekly pace of new home contracts declined significantly and our cancellation rates increased. However, as many businesses were permitted to reopen beginning in May 2020 in most of our markets, demand for new homes rebounded, and we achieved record results in both May and June for both new contracts and deliveries, which enabled us to overcome the April shortfall and achieve the record-setting results described below.

During the quarter and first half ended June 30, 2020, we achieved the following record results in comparison to the second quarter and first half of 2019:
•New contracts increased 31% to 2,261 (an all-time quarterly record) and 29% to 4,350, respectively
•Homes delivered increased 19% to 1,835 homes and 22% to 3,330 homes, respectively
•Number of homes in backlog at June 30, 2020 increased 30% to an all-time record 3,691 homes
•Total sales value in backlog increased 30% to $1.5 billion, an all-time record for the Company
•Revenue increased 15% to $714.2 million and 17% to $1.3 billion, respectively
•Income before income taxes increased 74% to $71.7 million (an all-time quarterly record) and 75% to $113.1 million, respectively
•Net income increased 80% to $54.5 million and 80% to $86.3 million, respectively

In addition to the results described above, our company-wide absorption pace of sales per community for the second quarter of 2020 improved to 3.4 per month compared to 2.7 per month for the prior year’s second quarter. Our number of active communities remained at 220, the same as at the end of the second quarter of 2019.
While demand for new homes rebounded significantly in May and June, given the dynamic nature of the COVID-19 pandemic, including the recent increases in cases, and the uncertainty regarding the magnitude and duration of the pandemic, as well as the timing and extent of a decline in economic activity and subsequent recovery, we cannot provide any assurance that the current demand environment will persist or that the positive trends and results that we experienced in the second quarter of 2020 will be indicative of future trends or results.
Summary of Company Financial Results
Income before income taxes for the second quarter of 2020 increased 74% from $41.2 million in the second quarter of 2019 to a second quarter record $71.7 million in 2020. Income before income taxes for the three months ended June 30, 2019 was unfavorably impacted by $0.1 million of acquisition-related charges as a result of our acquisition of Pinnacle Homes in March 2018. For the six months ended June 30, 2020, income before income taxes increased 75% from $64.7 million for the first half of 2019 to $113.1 million for the first half of 2020. Income before income taxes for the six months ended June 30, 2019 was unfavorably impacted by $0.6 million of acquisition-related charges as a result of our acquisition of Pinnacle Homes in March 2018.
We achieved second quarter record net income of $54.5 million, or $1.89 per diluted share, in 2020's second quarter, an 80% increase, or $24.3 million, from net income of $30.2 million, or $1.08 per diluted share, in 2019's second quarter, which included $0.1 million of pre-tax acquisition-related charges as discussed above. Our effective tax rate was 24.0% in 2020’s second quarter compared to 26.6% in 2019. In the first half of 2020, we achieved net income of $86.3 million, or $2.98 per diluted share. This compares to net income of $48.0 million, or $1.71 per diluted share, in the first half of 2019, which included $0.6 million of pre-tax acquisition-related charges ($0.01 per diluted share) as discussed above. Our effective tax rate was 23.7% in 2020's first half compared to 25.8% in the first half of 2019.
During the quarter ended June 30, 2020, we recorded record second quarter total revenue of $714.2 million, of which $694.7 million was from homes delivered, $0.4 million was from land sales and $19.1 million was from our financial services operations. Revenue from homes delivered increased 16% in 2020's second quarter compared to the same period in 2019 driven primarily by a 19% increase in the number of homes delivered (297 units), offset, in part, by a 3% decrease in the average sales price of homes delivered ($10,000 per home delivered), which was primarily the result of the mix of homes delivered. Revenue from land sales decreased $11.1 million from the second quarter of 2019 primarily due to fewer land sales in our Southern region in 2020's second quarter compared to the prior year. Revenue from our financial services segment increased 33% to $19.0 million in the second quarter of 2020 as a result of an increase in loans closed and sold compared to 2019's second quarter, higher margins on loans sold during the period compared to prior year, and a $0.6 million increase in revenue as a result of a reduction to the previous quarter’s $1.0 million impairment charge related to a decline in the fair market value of our mortgage servicing rights (as discussed in further detail in Note 4). During the first half of 2020, we recorded record total revenue of $1.3 billion, of which $1.25 billion was from homes delivered, $5.1 million was from land sales and $32.5 million was from our financial services operations. Revenue from homes delivered increased 18% in 2020's first half compared to the same period in 2019 driven primarily by a 22% increase in the number of homes delivered (606 units), partially offset by a 4% decrease in the average sales price of homes delivered ($14,000 per home delivered). Revenue from land sales decreased $9.4 million from 2019's first half due to fewer land sales in our Southern region in 2020's first six months compared to the prior year. Revenue from our financial services segment increased 25% to $32.5 million in the first half of 2020 as a result of an increase in loans closed and sold in the first half of 2020, in addition to higher margins on loans sold during the period compared to prior year. However, revenue was reduced by a net $0.4 million as a result of a decline in the fair market value of our mortgage servicing rights (as discussed in further detail in Note 4).
Total gross margin (total revenue less total land and housing costs) increased $36.6 million in the second quarter of 2020 compared to the second quarter of 2019 as a result of a $31.8 million improvement in the gross margin of our homebuilding operations and a $4.8 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $32.2 million primarily as a result of the 19% increase in the number of homes delivered. Our housing gross margin percentage improved 220 basis points from 17.6% in prior year's second quarter to 19.8% in 2020's second quarter, primarily as a result of the mix of homes delivered during 2020's second quarter. The second quarter of 2019 includes $0.1 million of acquisition-related charges (as discussed above). Our gross margin on land sales (land sale gross margin) declined $0.4 million in the second quarter of 2020 compared to the second quarter of 2019 due to more land sales in prior year. The gross margin of our financial services operations increased $4.8 million in the second quarter of 2020 compared to the second quarter of 2019 as a result of increases in the number of loan originations and the average loan amount, in addition to higher margins on loans sold during the second quarter of 2020 compared to the second quarter of 2019. Total gross margin increased $60.6 million in the first half of 2020 compared to the first half of 2019 as a result of a $54.2 million improvement in the gross margin of our homebuilding operations and a $6.4 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $54.6 million as a result of the 22% increase in the number of homes delivered, offset partially by the 4% decrease in the average sales price of homes delivered. Our housing gross margin percentage improved 170 basis points from 17.5% in prior year’s first half to 19.2% in 2020’s first half, primarily as a result of the mix of homes delivered during the period. The first half of 2019 includes $0.6 million of acquisition-related charges (as discussed above). Our gross margin on land sales declined $0.4 million in 2020's first six months compared to 2019's first six months due to more land sales in prior year. The gross margin of our financial services operations increased $6.4 million in the first half of 2020 compared to the first half of 2019 as a result of increases in the number of loan originations, in addition to higher margins on loans sold during the first half of 2020 compared to the first half of 2019.
We opened 39 new communities during the first half of 2020. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. As a result, our new contracts and housing gross margin may fluctuate up or down from quarter to quarter depending on the mix of communities delivering homes.
For the three months ended June 30, 2020, selling, general and administrative expense increased $8.5 million, which partially offset the increase in our gross margin dollars discussed above, but declined as a percentage of revenue from 11.8% in the second quarter of 2019 to 11.5% in the second quarter of 2020. Selling expense increased $3.7 million from 2019's second quarter but improved as a percentage of revenue to 5.8% in 2020's second quarter from 6.0% for the same period in 2019. Variable selling expense for sales commissions contributed $4.5 million to the increase due to the higher number of homes delivered in the quarter. The increase in selling expense was partially offset by a $0.8 million decrease in non-variable selling expense primarily related to reduced costs associated with our sales offices and models attributable to the timing of sales office and model openings and a reduction in marketing costs. General and administrative expense increased $4.9 million compared to the second quarter of 2019 but declined as a percentage of revenue from 5.8% in the second quarter of 2019 to 5.7% in the second quarter of 2020. The dollar increase in general and administrative expense was primarily due to a $3.4 million increase in compensation-related expenses due to our improved performance during the quarter, a $0.6 million increase in COVID-19-related cleaning expenses, a $0.5 million increase in corporate home office rent-related expenses, a $0.3 million increase in professional fees and a $0.1 million increase in miscellaneous expenses. For the six months ended June 30, 2020, selling, general and administrative expense increased $17.0 million, which partially offset the increase in our gross margin dollars discussed above, but declined as a percentage of revenue from 12.3% in the six months ended June 30, 2019 to 11.8% in the first six months of 2020. Selling expense increased $9.0 million from the first half of 2019 but improved as a percentage of revenue to 6.0% in 2020’s first six months from 6.2% for the same period in 2019. Variable selling expense for sales commissions contributed $9.3 million to the increase due to the higher number of homes delivered year to date. The increase in selling expense was partially offset by a $0.3 million decrease in non-variable selling expense primarily related to costs associated with our sales offices and models attributable to the timing of sales office and model openings. General and administrative expense increased $8.0 million compared to the first half of 2019 but declined as a percentage of revenue from 6.1% in the six month period ended September 30, 2019 to 5.8% in the first six months of 2020. The dollar increase in general and administrative expense was primarily due to a $5.0 million increase in compensation-related expenses due to our increased headcount (primarily during the first quarter of 2020) and our improved performance during the period, a $0.7 million increase in corporate home office rent-related expenses, a $0.6 million increase in rent related to our division offices, a $0.6 million increase in COVID-19-related cleaning expenses, a $0.6 million increase in professional fees, and a $0.5 million increase in miscellaneous expenses.

Outlook
We expect that overall economic conditions in the United States will continue to be negatively impacted by the COVID-19 pandemic, although the full magnitude and duration of such impact is uncertain. We further expect that the effects of the COVID-19 pandemic, including the economic slowdown and temporary or longer-term job losses, could negatively impact new home sales across our markets for the third quarter of 2020 and potentially into subsequent reporting periods, but we believe that this impact will continue to be buffered to some extent by low interest rates and low inventory levels.

While we remain sensitive to changes in market conditions, we continue to focus on controlling overhead leverage and carefully managing our investment in land and land development spending.
We are also closely monitoring mortgage availability and a recent tightening of lending standards related to an expected decline in the economy. Although interest rates remain at historic lows, we have seen a decline in mortgage availability beginning in late March including a tightening of underwriting standards. To date, this tightening has not had a significant impact on our business, although it has had some effect on lower credit quality borrowers and those using non-agency loan programs. We are seeing an impact related to mortgage availability due to layoffs and concerns about employment and business shutdowns, and to address these concerns, we have reduced the time frames for verifying employment and we are following agency recommendations for pre-closing documentation. In addition, we are aggressively working to deliver and fund loans with investors more quickly.
We expect to emphasize the following strategic business objectives throughout the remainder of 2020:
•managing our land spend and inventory levels;
•maintaining a strong balance sheet and liquidity levels;
•expanding the availability of our more affordable Smart Series homes; and
•emphasizing customer service, product quality and design, and premier locations.
During the first six months of 2020, we invested $160.0 million in land acquisitions and $133.9 million in land development. As a result of the uncertainty created by the COVID-19 pandemic, we continue to closely review all of our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land and inventory home investment spend accordingly. As a result, we are not providing land spending estimates for 2020 at this time.
We opened 39 communities and closed 44 communities in the first half of 2020, ending the second quarter with a total of 220 communities, the same as at the end of last year’s second quarter. Due to the uncertainty of the current environment, and the unknown effects on the specific timing of opening and closing out communities, we are not providing estimated community count information for 2020 at this time.
We believe our ability to design and develop attractive homes in desirable locations at an affordable cost, and to grow our business while also leveraging our fixed costs, has enabled us to maintain and improve our strong financial results. We further believe that we are well positioned with a strong balance sheet to manage through the current economic environment. However, in the foreseeable future, we believe our positive trends could be negatively impacted by the COVID-19 pandemic, given the dynamic nature of the pandemic and the continued uncertainty regarding its magnitude and duration.
See Part II, Item 1A., “Risk Factors,” for further information regarding the potential impacts of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows.

The following table shows, by segment, revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Revenue:
Northern homebuilding	$299,340	$252,870	$539,610	$453,232
Southern homebuilding	395,806	356,513	719,672	625,477
Financial services (a)	19,048	14,303	32,515	26,086
Total revenue	$714,194	$623,686	$1,291,797	$1,104,795

Gross margin:
Northern homebuilding (b)	$57,068	$45,139	$99,626	$79,693
Southern homebuilding	80,287	60,387	140,941	106,692
Financial services (a)	19,048	14,303	32,515	26,086
Total gross margin (b)	$156,403	$119,829	$273,082	$212,471

Selling, general and administrative expense:
Northern homebuilding	$24,827	$20,702	$46,504	$38,721
Southern homebuilding	35,968	34,173	67,765	62,884
Financial services (a)	7,591	6,664	14,696	12,752
Corporate	13,778	12,077	23,874	21,509
Total selling, general and administrative expense	$82,164	$73,616	$152,839	$135,866

Operating income (loss):
Northern homebuilding (b)	$32,241	$24,437	$53,122	$40,972
Southern homebuilding	44,319	26,214	73,176	43,808
Financial services (a)	11,457	7,639	17,819	13,334
Less: Corporate selling, general and administrative expense	(13,778)	(12,077)	(23,874)	(21,509)
Total operating income (b)	$74,239	$46,213	$120,243	$76,605

Interest expense:
Northern homebuilding	$703	$1,374	$2,514	$3,855
Southern homebuilding	1,192	2,888	3,350	6,456
Financial services (a)	620	935	1,351	1,678
Total interest expense	$2,515	$5,197	$7,215	$11,989

Equity in income of joint venture arrangements	(3)	(187)	(55)	(66)

Income before income taxes	$71,727	$41,203	$113,083	$64,682
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.
(b)Includes $0.1 million of acquisition-related charges taken during the three months ended June 30, 2019 and $0.6 million of acquisition-related charges taken during the six months ended June 30, 2019 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

The following tables show total assets by segment at June 30, 2020 and December 31, 2019:

	At June 30, 2020
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$3,831	$29,157		$—		$32,988
Inventory (a)	830,011	967,811		—		1,797,822
Investments in joint venture arrangements	2,081	43,063		—		45,144
Other assets	40,734	69,123	(b)	341,897	(c)	451,754
Total assets	$876,657	$1,109,154		$341,897		$2,327,708

	At December 31, 2019
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,655	$24,877		$—	$28,532
Inventory (a)	783,972	957,003		—	1,740,975
Investments in joint venture arrangements	1,672	36,213		—	37,885
Other assets	21,564	52,662	(b)	223,976	298,202
Total assets	$810,863	$1,070,755		$223,976	$2,105,594
(a)Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.
(c)Includes a $32.8 million increase in operating lease right-of-use assets due to the commencement of a ten-year renewable lease on June 29, 2020 for the Company’s new corporate headquarters.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Northern Region
Homes delivered	734	614	1,322	1,088
New contracts, net	922	703	1,775	1,405
Backlog at end of period	1,596	1,247	1,596	1,247
Average sales price of homes delivered	$408	$412	$408	$416
Average sales price of homes in backlog	$419	$424	$419	$424
Aggregate sales value of homes in backlog	$668,356	$528,400	$668,356	$528,400
Housing revenue	$299,340	$252,870	$538,888	$452,147
Land sale revenue	$—	$—	$722	$1,085
Operating income homes (a) (b)	$32,242	$24,437	$53,077	$40,917
Operating (loss) income land	$(1)	$—	$45	$55
Number of average active communities	96	89	96	89
Number of active communities, end of period	94	88	94	88
Southern Region
Homes delivered	1,101	924	2,008	1,636
New contracts, net	1,339	1,028	2,575	1,970
Backlog at end of period	2,095	1,598	2,095	1,598
Average sales price of homes delivered	$359	$373	$356	$374
Average sales price of homes in backlog	$378	$373	$378	$373
Aggregate sales value of homes in backlog	$791,720	$596,357	$791,720	$596,357
Housing revenue	$395,360	$345,000	$715,261	$612,031
Land sale revenue	$446	$11,513	$4,411	$13,446
Operating income homes (a)	$44,323	$25,814	$73,157	$43,408
Operating (loss) income land	$(4)	$400	$19	$400
Number of average active communities	126	128	127	125
Number of active communities, end of period	126	132	126	132
Total Homebuilding Regions
Homes delivered	1,835	1,538	3,330	2,724
New contracts, net	2,261	1,731	4,350	3,375
Backlog at end of period	3,691	2,845	3,691	2,845
Average sales price of homes delivered	$379	$389	$377	$391
Average sales price of homes in backlog	$396	$395	$396	$395
Aggregate sales value of homes in backlog	$1,460,076	$1,124,756	$1,460,076	$1,124,756
Housing revenue	$694,700	$597,870	$1,254,149	$1,064,178
Land sale revenue	$446	$11,513	$5,133	$14,531
Operating income homes (a) (b)	$76,565	$50,251	$126,234	$84,325
Operating (loss) income land	$(5)	$400	$64	$455
Number of average active communities	222	217	223	214
Number of active communities, end of period	220	220	220	220
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.
(b)Includes $0.1 million of acquisition-related charges taken during the three months ended June 30, 2019 and $0.6 million of acquisition-related charges taken during the six months ended June 30, 2019 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Financial Services
Number of loans originated	1,375	1,037	2,506	1,835
Value of loans originated	$428,020	$319,789	$773,970	$570,989

Revenue	$19,048	$14,303	$32,515	$26,086
Less: Selling, general and administrative expenses	7,591	6,664	14,696	12,752
Less: Interest expense	620	935	1,351	1,678

Income before income taxes	$10,837	$6,704	$16,468	$11,656

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Northern	11.6%	12.1%	10.7%	10.4%
Southern	15.6%	15.4%	14.1%	14.9%

Total cancellation rate	14.0%	14.1%	12.7%	13.1%

Seasonality
Typically, our homebuilding operations experience significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, homes delivered increase substantially in the second half of the year compared to the first half of the year. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. Our financial services operations also experience seasonality because loan originations correspond with the delivery of homes in our homebuilding operations. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, our results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that we may achieve in future periods.
Year Over Year Comparison
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Northern Region. During the three months ended June 30, 2020, homebuilding revenue in our Northern region increased $46.4 million, from $252.9 million in the second quarter of 2019 to $299.3 million in the second quarter of 2020. This 18% increase in homebuilding revenue was primarily the result of a 20% increase in the number of homes delivered (120 units), offset partially by a decrease in the average sales price of homes delivered ($4,000 per home delivered) which was due to the mix of communities delivering homes. Operating income in our Northern region increased $7.8 million from $24.4 million in the second quarter of 2019 to $32.2 million during the quarter ended June 30, 2020. This increase in operating income was the result of an $11.9 million improvement in our gross margin, offset partially by a $4.1 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $11.9 million primarily due to the 20% increase in the number of homes delivered noted above. Our housing gross margin percentage improved 120 basis points to 19.1% in the second quarter of 2020 from 17.9% in the prior year’s second quarter. Our housing gross margin was unfavorably impacted in the second quarter of 2019 by $0.1 million of acquisition-related charges related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018. The improvement in housing gross margin percentage was primarily due to changes in product type and market mix of homes delivered compared to 2019's same period offset partially by increased lot costs. Our land sale gross margin remained flat in the second quarter of 2020 compared to the same period in 2019.

Selling, general and administrative expense increased $4.1 million, from $20.7 million for the quarter ended June 30, 2019 to $24.8 million for the quarter ended June 30, 2020, and increased as a percentage of revenue to 8.3% in 2020's second quarter from 8.2% in 2019's second quarter. The increase in selling, general and administrative expense was attributable, in part, to a $2.7 million increase in selling expense due to (1) a $2.3 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, and (2) a $0.4 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models as a result of our increased average community count. The increase in selling, general and administrative expense was also attributable to a $1.4 million increase in general and administrative expense primarily related to a $0.7 million increase in incentive compensation as a result of our improved performance, a $0.4 million increase in land-related expenses, and a $0.3 million increase in COVID-19-related cleaning expenses.
During the three months ended June 30, 2020, we experienced a 31% increase in new contracts in our Northern region, from 703 in the second quarter of 2019 to 922 in the second quarter of 2020, and a 28% increase in homes in backlog from 1,247 homes at June 30, 2019 to 1,596 homes at June 30, 2020. The increases in new contracts and homes in backlog were primarily due to improving demand in our newer communities compared to prior year and an increase in our average number of communities during the period. Average sales price in backlog decreased, however, to $419,000 at June 30, 2020 compared to $424,000 at June 30, 2019 which was primarily due to changes in product type and market mix. During the three months ended June 30, 2020, we opened seven new communities in our Northern region compared to opening four communities during 2019's second quarter. Our monthly absorption rate in our Northern region improved to 3.2 per community in the second quarter of 2020 compared to 2.6 per community in 2019's second quarter.
Southern Region. During the three month period ended June 30, 2020, homebuilding revenue in our Southern region increased $39.3 million, from $356.5 million in the second quarter of 2019 to $395.8 million in the second quarter of 2020. This 11% increase in homebuilding revenue was the result of a 19% increase in the number of homes delivered (177 units), offset partially by a decrease in the average sales price of homes delivered ($14,000 per home delivered) which was due to the mix of communities delivering homes. Operating income in our Southern region increased $18.1 million from $26.2 million in the second quarter of 2019 to $44.3 million during the quarter ended June 30, 2020. This increase in operating income was the result of a $19.9 million improvement in our gross margin, partially offset by a $1.8 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $20.3 million, due primarily to the 19% increase in the number of homes delivered noted above. Our housing gross margin percentage improved from 17.4% in prior year’s second quarter to 20.3% in the second quarter of 2020, largely due to the mix of communities delivering homes. Our land sale gross margin declined $0.4 million in the second quarter of 2020 compared to the second quarter of 2019 due to fewer land sales in the current year. We recorded $0.5 million of additional warranty charges for stucco-related repair costs in our Florida communities during the second quarter of 2020, offset by $0.5 million in insurance recoveries received during the quarter. With respect to this matter, during the quarter ended June 30, 2020, we identified 67 additional homes in need of repair and completed repairs on 113 homes, and, at June 30, 2020, we have 115 homes in various stages of repair.  See Note 6 to our financial statements for further information.
Selling, general and administrative expense increased $1.8 million from $34.2 million in the second quarter of 2019 to $36.0 million in the second quarter of 2020 but declined as a percentage of revenue to 9.1% from 9.6% in the second quarter of 2019. The increase in selling, general and administrative expense was attributable, in part, to a $1.0 million increase in selling expense due to a $2.2 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, partially offset by a $1.2 million decrease in non-variable selling expenses primarily related to the timing of sales office and model openings and a reduction in marketing costs. The increase in selling, general and administrative expense was also attributable to a $0.8 million increase in general and administrative expense primarily related to an increase in incentive compensation due to our improved performance.
During the three months ended June 30, 2020, we experienced a 30% increase in new contracts in our Southern region, from 1,028 in the second quarter of 2019 to 1,339 in the second quarter of 2020, and a 31% increase in homes in backlog from 1,598 homes at June 30, 2019 to 2,095 homes at June 30, 2020. The increases in new contracts and backlog were primarily due to changes in product type and market mix. Average sales price in backlog also increased to $378,000 at June 30, 2020 from $373,000 at June 30, 2019 due to changes in product type and market mix. During the three months ended June 30, 2020, we opened 15 new communities in our Southern region compared to opening 20 communities during 2019's second quarter. Our monthly absorption rate in our Southern region improved to 3.6 per community in the second quarter of 2020 compared to 2.7 per community in the second quarter of 2019.
Financial Services. Revenue from our mortgage and title operations increased 33% to a second quarter record of $19.0 million in the second quarter of 2020 from $14.3 million in the second quarter of 2019 due to a 33% increase in the number of loan originations from 1,037 in 2019’s second quarter to 1,375 in in the second quarter of 2020 as well as an increase in the average loan amount from $308,000 in the quarter ended June 30, 2019 to $311,000 in the quarter ended June 30, 2020. We also experienced higher margins on loans sold during the period compared to prior year’s second quarter. Revenue was also aided by a $0.6 million reduction to the previous quarter’s $1.0 million impairment charge on our mortgage servicing rights caused by the disruption in the mortgage industry as a result of the COVID-19 pandemic. See Note 4 to our financial statements for further information.

We experienced a $3.8 million increase in operating income in the second quarter of 2020 compared to 2019's second quarter, which was primarily due to the increase in revenue discussed above, offset partially by a $0.9 million increase in selling, general and administrative expense compared to the second quarter of 2019. This increase was primarily due to an increase in compensation expense related to our increase in employee headcount due to new mortgage locations.
At June 30, 2020, M/I Financial, LLC (“M/I Financial”) provided financing services in all of our markets.
Approximately 83% of our homes delivered during the second quarter of 2020 were financed through M/I Financial, compared to 79% in the second quarter of 2019. Capture rate is influenced by financing availability and competition in the mortgage market, and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $1.7 million from $12.1 million for the second quarter of 2019 to $13.8 million for the second quarter of 2020. This increase primarily resulted from a $1.1 million increase in incentive compensation expense due to our improved performance.
Equity in Income from Joint Venture Arrangements. Equity in income from joint venture arrangements represents our portion of pre-tax earnings from our joint venture arrangements where a special purpose entity is established (“LLCs”) with the other partners. The Company earned earned less than $0.1 million and $0.2 million, respectively, of equity in income from its LLCs during both the three months ended June 30, 2020 and 2019.
Interest Expense - Net. Interest expense for the Company decreased $2.7 million from $5.2 million for the three months ended June 30, 2019 to $2.5 million for the three months ended June 30, 2020. This decrease was primarily the result of a decrease in average borrowings under our Credit Facility (as defined below) during the second quarter of 2020 compared to prior year. Our weighted average borrowings decreased from $855.0 million in 2019's second quarter to $753.7 million in 2020's second quarter. Our weighted average borrowing rate decreased from 6.22% in the second quarter of 2019 to 5.44% for second quarter of 2020.
Income Taxes. Our overall effective tax rate was 24.0% for the three months ended June 30, 2020 and 26.6% for the same period in 2019. The decrease in the effective rate from the three months ended June 30, 2019 was primarily attributable to a $0.8 million tax benefit related to the retroactive reinstatement of energy efficient homes tax credits (see Note 10 to our financial statements for more information).
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Northern Region. During the first half of 2020, homebuilding revenue in our Northern region increased $86.4 million, from $453.2 million in the first six months of 2019 to $539.6 million in the first six months of 2020. This 19% increase in homebuilding revenue was the result of a 22% increase in the number of homes delivered (234 units), partially offset by a 2% decrease in the average sales price of homes delivered ($8,000 per home delivered) and a $0.4 million decrease in land sale revenue. Operating income in our Northern region increased $12.1 million, from $41.0 million during the first half of 2019 to $53.1 million during the six months ended June 30, 2020. The increase in operating income was primarily the result of a $19.9 million increase in our gross margin, offset, in part, by a $7.8 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $19.9 million, primarily due to the 22% increase in the number of homes delivered. Our housing gross margin percentage improved 90 basis points from 17.6% in the prior year's first half to 18.5% for the same period in 2020, primarily due to a change in product type and market mix of homes delivered compared to the prior year offset partially by increased lot costs. Our housing gross margin for the first six months of 2019 was unfavorably impacted by $0.6 million of acquisition-related charges from our Detroit acquisition. Our land sale gross margin remained flat in the first half of 2020 compared to the same period in 2019.

Selling, general and administrative expense increased $7.8 million, from $38.7 million for the six months ended June 30, 2019 to $46.5 million for the six months ended June 30, 2020, and increased slightly as a percentage of revenue to 8.6% in the first half of 2020 compared to 8.5% in the first half of 2019. The increase in selling, general and administrative expense was attributable, in part, to a $5.5 million increase in selling expense due to (1) a $4.0 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, and (2) a $1.5 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models as a result of our increased average community count. The increase in selling, general and administrative expense was also attributable to a $2.3 million increase in general and administrative expense, which was primarily related to a $1.1 million increase in compensation-related expense due to increased headcount as well as our improved performance, a $0.9 million increase in professional fees and a $0.3 million increase in COVID-19-related cleaning expenses.

During the six months ended June 30, 2020, we experienced a 26% increase in new contracts in our Northern region, from 1,405 in the six months ended June 30, 2019 to 1,775 in the first half of 2020, and a 28% increase in homes in backlog from 1,247 homes at June 30, 2019 to 1,596 homes at June 30, 2020. The increases in new contracts and homes in backlog were due to improving demand in our newer communities compared to prior year and an increase in our average number of communities during the period. Average sales price in backlog decreased, however, to $419,000 at June 30, 2020 compared to $424,000 at June 30, 2019, which was primarily due to product type and market mix. During the six months ended June 30, 2020, we opened 16 new communities in our Northern region compared to eight during 2019's first half. Our monthly absorption rate in our Northern region improved to 3.1 per community in the first half of 2020 from 2.6 per community in the first half of 2019.
Southern Region. During the six months ended June 30, 2020, homebuilding revenue in our Southern region increased $94.2 million from $625.5 million in the first half of 2019 to $719.7 million in the first half of 2020. This 15% increase in homebuilding revenue was the result of a 23% increase in the number of homes delivered (372 units), offset partially by a $9.0 million decrease in land sale revenue and a 5% decrease in the average sales price of homes delivered ($18,000 per home delivered). Operating income in our Southern region increased $29.4 million from $43.8 million in the first half of 2019 to $73.2 million during the six months ended June 30, 2020. This increase in operating income was the result of a $34.2 million improvement in our gross margin offset, in part, by a $4.9 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $34.6 million, due primarily to the 23% increase in the number of homes delivered noted above. Our housing gross margin percentage improved 230 basis points from 17.4% in prior year's first half to 19.7% in the same period in 2020, largely due to the mix of communities delivering homes. Our land sale gross margin declined $0.4 million in the first half of 2020 compared to the same period in 2019 due to fewer land sales in the current year.
Selling, general and administrative expense increased $4.9 million from $62.9 million in the first half of 2019 to $67.8 million in the first half of 2020 but declined as a percentage of revenue to 9.4% compared to 10.1% for the first half of 2019. The increase in selling, general and administrative expense was attributable to a $3.4 million increase in selling expense due to a $5.3 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, offset partially by a $1.9 million decrease in non-variable selling expenses primarily related to the timing of sales office and model openings and a reduction in marketing costs. The increase in selling, general and administrative expense was also attributable to a $1.5 million increase in general and administrative expense, which was primarily related to an increase in incentive compensation due to our improved performance.

During the six months ended June 30, 2020, we experienced a 31% increase in new contracts in our Southern region, from 1,970 in the six months ended June 30, 2019 to 2,575 in the first half of 2020, and a 31% increase in backlog from 1,598 homes at June 30, 2019 to 2,095 homes at June 30, 2020. The increases in new contracts and backlog were primarily due to an increase in our average number of communities during the period. Average sales price in backlog also increased from $373,000 at June 30, 2019 to $378,000 at June 30, 2020 due to a change in product type and market mix. During the six months ended June 30, 2020, we opened 23 communities in our Southern region compared to 34 during 2019's first half. Our monthly absorption rate in our Southern region improved to 3.4 per community in the first half of 2020 from 2.6 per community in the first half of 2019.
Financial Services. Revenue from our mortgage and title operations increased $6.4 million (25%) from $26.1 million in the first half of 2019 to $32.5 million in the first half of 2020 due to a 37% increase in the number of loan originations from 1,835 in the first half of 2019 to 2,506 in the first half of 2020, offset partially by a decrease in the average loan amount from $311,000 in the six months ended June 30, 2019 to $309,000 in the six months ended June 30, 2020. We also experienced higher margins on loans sold during the period compared to prior year’s first half. Revenue was reduced by a $0.4 million impairment charge on our mortgage servicing rights caused by the disruption in the mortgage industry as a result of the COVID-19 pandemic. See Note 4 to our financial statements for further information.
We experienced a $4.5 million increase in operating income in the first half of 2020 compared to the first half of 2019, which was primarily due to the increase in revenue discussed above offset partially by a $1.9 million increase in selling, general and administrative expense compared to 2019's first half. The increase in selling, general and administrative expense was primarily attributable to an increase in compensation expense related to an increase in employee headcount and an increase in incentive compensation due to improved results.
At June 30, 2020, M/I Financial provided financing services in all of our markets. Approximately 84% of our homes delivered during the first half of 2020 were financed through M/I Financial, compared to 79% in 2019's first half. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $2.4 million from $21.5 million for the six months ended June 30, 2019 to $23.9 million for the six months ended June 30,

2020. The increase was primarily due to an increase in incentive compensation expense due to improved results during the period.
Equity in Income from Joint Venture Arrangements. The Company earned less than $0.1 million of equity in income from its LLCs during both the six months ended June 30, 2020 and 2019.
Interest Expense - Net. Interest expense for the Company decreased $4.8 million from $12.0 million in the six months ended June 30, 2019 to $7.2 million in the six months ended June 30, 2020. This decrease was primarily the result of a decrease in average borrowings under our Credit Facility (as defined below) during the first half of 2020 compared to prior year, the redemption of our 6.75% Senior Notes due 2021 (the “2021 Senior Notes”) at the beginning of the first quarter of 2020, and the issuance of our new 2028 Senior Notes, which were not outstanding at all during the first half of 2019 and had a lower interest rate than the 2021 Senior Notes. Our weighted average borrowings decreased from $841.3 million in the first half of 2019 to $760.9 million in the first half of 2020, and our weighted average borrowing rate declined from 6.26% in 2019's first half to 5.81% in 2020's first half.
Income Taxes. Our overall effective tax rate was 23.7% for the six months ended June 30, 2020 and 25.8% for the six months ended June 30, 2019. The decrease in the effective rate for the six months ended June 30, 2020 was primarily attributable to a $1.2 million tax benefit related to the retroactive reinstatement of energy efficient homes tax credits and a $0.4 million increase in tax benefit from equity compensation taken during the first half ended June 30, 2020 (see Note 10 to our financial statements for more information).
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At June 30, 2020, we had $94.0 million of cash, cash equivalents and restricted cash, with $93.6 million of this amount comprised of unrestricted cash and cash equivalents, which represents an $87.7 million increase in unrestricted cash and cash equivalents from December 31, 2019. Our principal uses of cash for the six months ended June 30, 2020 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, debt service requirements, including the redemption of our 2021 Senior Notes and the repayment of amounts outstanding under our credit facilities, and the repurchase of $1.9 million of our outstanding common shares under our 2018 Share Repurchase Program (as defined below) during the first quarter of 2020. In order to fund these uses of cash, we used proceeds from home deliveries and the sale of mortgage loans, as well as excess cash balances, proceeds from the issuance of our 2028 Senior Notes (as described below), borrowings under our credit facilities, and other sources of liquidity.
The Company is a party to three primary credit agreements: (1) a $500 million unsecured revolving credit facility, dated July 18, 2013, as amended most recently on June 30, 2020 (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries; (2) a $125 million secured mortgage warehousing agreement (which increases to $160 million from September 25, 2020 to October 15, 2020 and to $185 million from November 15, 2020 to February 4, 2021), dated June 24, 2016, as amended most recently on May 29, 2020, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $65 million mortgage repurchase agreement, dated October 30, 2017, as amended, with M/I Financial as borrower (the“MIF Mortgage Repurchase Facility”).

In January 2020, we issued $400 million aggregate principal amount of 2028 Senior Notes at par, for net proceeds of approximately $393.9 million. We used $300.4 million of the net proceeds to redeem all $300.0 million aggregate principal amount of our 2021 Senior Notes, at par, and we used the remaining net proceeds to repay a portion of our outstanding borrowings under the Credit Facility. As of June 30, 2020, there were no borrowings outstanding and $69.5 million of letters of credit outstanding under our $500 million Credit Facility, leaving $430.5 million available.

The economic impacts from the COVID-19 pandemic have created significant uncertainty as to general economic and housing market conditions for the remainder of 2020 and into 2021. We expect to continue managing our balance sheet and liquidity carefully by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, in order to meet our current and anticipated capital requirements from cash receipts and availability under our Credit Facility.

During the first half of 2020, we delivered 3,330 homes, started 3,683 homes, and spent $160.0 million on land purchases and $133.9 million on land development. We are selectively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of June 30, 2020, we had a total of 19,737 lots under contract, with an aggregate purchase price of approximately $715.7 million to be acquired during the remainder of 2020 through 2028.
Operating Cash Flow Activities. During the six-month period ended June 30, 2020, we generated $82.8 million of cash from operating activities, compared to generating $10.6 million of cash in operating activities during the first half of 2019. The cash generated from operating activities in the first half of 2020 was primarily a result of net income of $86.3 million and an increase in accounts payable, other liabilities and customer deposits totaling $83.4 million, offset, in part, by a $51.6 million increase in inventory, an increase in other assets of $20.8 million, and a decrease in accrued compensation of $16.7 million. The $10.6 million of cash generated in operating activities in 2019's first half was primarily a result of net income of $48.0 million, $44.7 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable and customer deposits totaling $28.6 million, offset partially by an $89.9 million increase in inventory and a decrease in accrued compensation of $18.5 million.

Investing Cash Flow Activities. During the first half of 2020, we used $20.7 million of cash in investing activities, compared to using $16.7 million of cash in investing activities during the first half of 2019. This increase in cash used was primarily due to an increase in our investment in joint venture arrangements during the first half of 2020 of $3.8 million.

Financing Cash Flow Activities. During the six months ended June 30, 2020, we generated $25.8 million of cash from financing activities, compared to generating $5.0 million of cash during the first six months of 2019. The cash generated from financing activities in 2020 was primarily due to the issuance of our 2028 Senior Notes, net of debt issuance costs, for $391.6 million, offset partially by the redemption of all $300.0 million of our then outstanding 2021 Senior Notes, and repayments of $66.0 million (net of proceeds from borrowings) under our Credit Facility during the first half of 2020. The cash generated from financing activities during the first six months of 2019 was primarily due to borrowings (net of repayments) of $56.9 million under our Credit Facility, offset partially by repayments (net of proceeds from borrowings) under the M/I Financial credit facilities of $49.2 million during the first half of 2019.
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares (see Note 13 to our financial statements). During the first quarter of 2020, the Company repurchased 80,000 common shares with an aggregate purchase price of $1.9 million which was funded with cash on hand and borrowings under our Credit Facility. As of June 30, 2020, the Company is authorized to repurchase an additional $17.2 million of outstanding common shares under the 2018 Share Repurchase Program.

At June 30, 2020 and December 31, 2019, our ratio of homebuilding debt to capital was 37% and 38%, respectively, calculated as the carrying value of our outstanding homebuilding debt divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
We fund our operations with cash flows from operating activities, including proceeds from home deliveries, land sales and the sale of mortgage loans. We believe that these sources of cash, along with our balance of unrestricted cash and borrowings available under our credit facilities, will be sufficient to fund our currently anticipated working capital needs, investment in land and land development, construction of homes, operating expenses, planned capital spending, and debt service requirements for at least the next twelve months. In addition, we routinely monitor current and anticipated operational and debt service requirements, financial market conditions, and credit relationships, and we may choose to seek additional capital by issuing new debt and/or equity securities or engaging in other financial transactions to strengthen our liquidity or our long-term capital structure. The financing needs of our homebuilding and financial services operations depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, debt maturity dates, and other factors. If we seek such additional capital or to engage in such other financial transactions, there can be no assurance that we would be able to obtain such additional capital or consummate such other financial transactions on terms acceptable to us, if at all, and such additional equity or debt financing or other financial transactions could dilute the interests of our existing shareholders, add operational limitations and/or increase our interest costs.

Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of June 30, 2020:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$430,537
Notes payable – financial services (b)	(b)	$134,184	$25,582
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $716.3 million of availability for additional senior debt at June 30, 2020. As a result, the full $500 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $69.5 million of letters of credit outstanding at June 30, 2020, leaving $430.5 million available. The Credit Facility has an expiration date of July 18, 2023 for $475.0 million of commitments and July 18, 2021 for $25.0 million of commitments.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial’s warehousing agreements as of June 30, 2020 was $190 million. The MIF Mortgage Warehousing Agreement has an expiration date of May 28, 2021 and the MIF Mortgage Repurchase Facility has an expiration date of October 26, 2020.
Notes Payable - Homebuilding.

Homebuilding Credit Facility. On June 30, 2020, the Company entered into a Third Amendment (the “Third Amendment”) to the Credit Facility, which (1) extended the maturity of the commitments from lenders totaling $475 million to July 18, 2023 (with one lender with a commitment of $25 million retaining its existing maturity of July 18, 2021), (2) increased the required minimum level of Consolidated Tangible Net Worth from $599.8 million to $749.7 million (subject to increase over time based on earnings and proceeds from equity offerings), (3) added an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $600 million, subject to obtaining additional commitments from lenders, (4) established a floor on one-month LIBOR of 0.75% and increased the LIBOR margin by 25 basis points to 250 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio), (5) added a provision to allow for the replacement of LIBOR in the calculation of the interest rate under certain circumstances, and (6) increased the fee paid quarterly on the remaining available commitment amount by 5 basis points, to 45 basis points (which is also subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio). The other material terms of the Credit Facility remain unchanged.

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $125 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $749.7 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).
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

As of June 30, 2020, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of June 30, 2020:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$749.7	$1,015.8
Leverage Ratio	≤	0.60	0.37
Interest Coverage Ratio	≥	1.5 to 1.0	6.5 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$304.7	$2.7
Unsold Housing Units and Model Homes	≤	2,416	1,019

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides a maximum borrowing availability of $125 million. In May 2020, the Company entered into an amendment to the MIF Mortgage Warehousing Agreement, which, among other things, extended the expiration date to May 28, 2021 and increased the maximum borrowing availability to $160 million from September 25, 2020 to October 15, 2020 and to $185 million from November 15, 2020 to February 4, 2021, which are periods of expected increases in the volume of mortgage originations. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the floating LIBOR rate plus a spread of 200 basis points.
The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans originated by M/I Financial that are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement.
As of June 30, 2020, there was $91.5 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of June 30, 2020:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.0 to 1.0
Liquidity	≥	$6.25	$34.2
Adjusted Net Income	>	$0.0	$15.8
Tangible Net Worth	≥	$12.5	$39.7
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The MIF Mortgage Repurchase Facility provides for a maximum borrowing availability of $65 million. The MIF Mortgage Repurchase Facility expires on October 26, 2020. As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Repurchase Facility was set at approximately one year and is under consideration for extension annually by the lender. We expect to extend the MIF Mortgage Repurchase Facility on or prior to the current expiration date of October 26, 2020, but we cannot provide any assurance that we will be able to obtain such an extension.
M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 175 or 200 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the MIF Mortgage Repurchase Facility. As of June 30, 2020, there was $42.7 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants under the MIF Mortgage Repurchase Facility as of June 30, 2020.

Senior Notes.

4.95% Senior Notes. On January 22, 2020, the Company issued $400 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of June 30, 2020, the Company was in compliance with all terms, conditions, and covenants under the indenture.

The Company used a portion of the net proceeds from the issuance of the 2028 Senior Notes to redeem all of its outstanding 2021 Senior Notes at 100.000% of the principal amount outstanding, plus accrued and unpaid interest thereon, on January 22, 2020. See Note 8 to our Consolidated Financial Statements for more information regarding the 2028 Senior Notes.
5.625% Senior Notes. In August 2017, the Company issued $250 million aggregate principal amount of 5.625% Senior Notes due 2025. The 2025 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes. As of June 30, 2020, the Company was in compliance with all terms, conditions, and covenants under the indenture. See Note 8 to our financial statements for more information regarding the 2025 Senior Notes.
Weighted Average Borrowings. For the three months ended June 30, 2020 and 2019, our weighted average borrowings outstanding were $753.7 million and $855.0 million, respectively, with a weighted average interest rate of 5.44% and 6.22%, respectively. The decrease in our weighted average borrowings and our weighted average interest rate related to decreased borrowings under our Credit Facility during the second quarter of 2020 compared to the same period in 2019 as well as the issuance of our 2028 Senior Notes on January 22, 2020, which had a lower interest rate than our 2021 Senior Notes which were redeemed on January 22, 2020.

At June 30, 2020, we had no borrowings outstanding under the Credit Facility compared to $66.0 million of borrowings outstanding at December 31, 2019. During the first half of 2020, the Company used the Credit Facility for investment in land and land development, construction of homes, operating expenses, working capital requirements and share repurchases under our 2018 Share Repurchase Program. During the six months ended June 30, 2020, the average daily amount outstanding under the Credit Facility was $34.8 million and the maximum amount outstanding under the Credit Facility was $111.3 million. Based on our currently anticipated spending on home construction, land acquisition and development during the remainder of 2020, offset by expected cash receipts from home deliveries, we expect to borrow under the Credit Facility during certain periods through the end of 2020, with an estimated peak amount outstanding not expected to exceed $200 million. The actual amount borrowed during the remainder of 2020 (and the estimated peak amount outstanding) and the related timing are subject to numerous factors, which are subject to significant variation as a result of the uncertain effects of the COVID-19 pandemic, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2018 Share Repurchase Program and any other extraordinary events or transactions.  The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $69.5 million of letters of credit issued and outstanding under the Credit Facility at June 30, 2020. During the six months ended June 30, 2020, the average daily amount of letters of credit outstanding under the Credit Facility was $67.1 million and the maximum amount of letters of credit outstanding under the Credit Facility was $69.9 million.

At June 30, 2020, M/I Financial had $91.5 million outstanding under the MIF Mortgage Warehousing Agreement.  During the six months ended June 30, 2020, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $47.4 million and the maximum amount outstanding was $109.2 million, which occurred during April.

At June 30, 2020, M/I Financial had $42.7 million outstanding under the MIF Mortgage Repurchase Facility.  During the six months ended June 30, 2020, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $33.5 million and the maximum amount outstanding was $52.7 million, which occurred during April.
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
CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the Third Amendment to the Credit Facility entered into on June 30, 2020 and the Fourth Amendment to the MIF Warehousing Agreement, dated May 29, 2020, as described above in Note 8 of our Unaudited Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” section.

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
Land Option Agreements.  In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both June 30, 2020 and December 31, 2019, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
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
At June 30, 2020, “Consolidated Inventory Not Owned” was $11.0 million. At June 30, 2020, the corresponding liability of $11.0 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of June 30, 2020 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $58.1 million, including cash deposits of $33.0 million, prepaid acquisition costs of $8.9 million, letters of credit of $12.7 million and $3.5 million of other non-cash deposits.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of June 30, 2020, the Company had outstanding $256.0 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through November 2027.  Included in this total are: (1) $180.5 million of performance and maintenance bonds and $56.3 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $13.2 million of financial letters of credit; and (3) $6.0 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permitted borrowings of up to $690 million as of June 30, 2020, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2020	2019
Whole loan contracts and related committed IRLCs	$810	$1,445
Uncommitted IRLCs	216,377	87,340
FMBSs related to uncommitted IRLCs	186,000	88,000
Whole loan contracts and related mortgage loans held for sale	1,043	6,125
FMBSs related to mortgage loans held for sale	154,000	144,000
Mortgage loans held for sale covered by FMBSs	157,345	144,411

The table below shows the measurement of assets and liabilities at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2020	2019
Mortgage loans held for sale	$163,536	$155,244
Forward sales of mortgage-backed securities	(1,499)	(336)
Interest rate lock commitments	2,240	654
Whole loan contracts	(93)	(16)
Total	$648	$155,546

The following table sets forth the amount of (loss) gain recognized on assets and liabilities for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2020	2019	2020	2019
Mortgage loans held for sale	$(3,312)	$346	$427	$(1,017)
Forward sales of mortgage-backed securities	5,417	(602)	(1,163)	1,332
Interest rate lock commitments	(826)	470	1,557	428
Whole loan contracts	(102)	39	(48)	53
Total gain recognized	$1,177	$253	$773	$796

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of June 30, 2020. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at June 30, 2020. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	6/30/2020
ASSETS:
Mortgage loans held for sale:
Fixed rate	$168,471	—	—	—	—	—	$168,471	$163,536
Weighted average interest rate	2.88%	—	—	—	—	—	2.88%

LIABILITIES:
Long-term debt — fixed rate	$1,414	$1,215	$1,039	$304	$77	$650,000	$654,049	$646,206
Weighted average interest rate	5.63%	5.63%	5.63%	5.63%	5.63%	5.21%	5.21%
Short-term debt — variable rate	$134,184	—	—	—	—	—	$134,184	$134,184
Weighted average interest rate	2.68%	—	—	—	—	—	2.68%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

In response to these developments, we have undertaken a number of actions and initiatives. We encouraged all employees at our corporate and division offices whose duties could be performed from home to work remotely until further notice, transitioned all of our Design Studios to appointment-only with pre-screened individuals or virtual appointments, instituted mandatory social distancing and hygiene/sanitation guidelines in accordance with recommended protocols throughout the organization

(including in our Design Studios, and with respect to trade partners and their employees on our jobsites) and postponed non-essential customer care service and warranty requests.

While necessary and appropriate, the above-referenced actions and initiatives have impacted our ability to operate our business in the ordinary course consistent with our past practices. These actions and initiatives, combined with a reduction in the availability, capacity and efficiency of municipal and private services necessary to progress land development, homebuilding, mortgage loan originations and home closings (which, in each case, has varied by market depending on the scope of restrictions state and local governments have established) and the unprecedented uncertainty resulting from the COVID-19 pandemic, caused our sales pace to significantly decline, our cancellation rate to significantly increase and our home construction and deliveries in certain of our markets to be delayed commencing in the latter half of March and continuing through April. Although conditions started to improve in May as state and local governments in our markets began to ease public health restrictions and we began to take steps to gradually resume our normal operations (including opening our Design Studios and model homes to the general public) and we experienced significant improvement in our sales and closings in May and June, the potential magnitude and duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 are uncertain and include, among other things, high unemployment levels and significant volatility in the financial markets. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations in certain of our markets or at all for an indefinite period, particularly in response to any resurgence in COVID-19 cases, including the rise in cases that certain of our markets began experiencing in July.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to purchasing a home, cause civil unrest, and/or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our homes and/or impair our ability to sell and build homes in a typical manner or at all, generate revenues and cash flows, and/or access the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of labor and subcontractors; and/or result in our recognizing material charges in future periods for inventory impairments or land option contract abandonments, or both. The unprecedented uncertainty surrounding COVID-19, due, in part, to rapidly changing governmental directives, public health challenges and progress, macroeconomic consequences and market reactions thereto also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our objectives for 2020.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we could experience, among other things, increases in our cancellation rate and decreases in our new contracts, homes delivered, revenues and profitability, as we experienced in the first several weeks of our second quarter. Such impacts could be material to our business, results of operations, financial condition and cash flows in the third quarter and subsequent reporting periods. We could also be forced to reduce our average selling prices to generate demand or in response to actions taken by our competitors. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our markets, we could generate few or no new contracts and deliver few, if any, homes during the applicable period, which could be prolonged. Also, if there are prolonged government restrictions on our business and customers and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business, comply with the terms of the covenants and other requirements under our Credit Facility, indentures governing our senior notes, mortgage financing arrangements, land contracts due to land sellers and other loans and/or service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity and ability to access additional liquidity sources and/or trigger an acceleration to pay a significant portion or all of our then-outstanding indebtedness, which we may be unable to do.

In addition to the risks described above, the COVID-19 pandemic may also have the effect of heightening other risks disclosed in the Risk Factors section of our 2019 Form 10-K, including, but not limited to, risks related to deterioration in homebuilding and general economic conditions, competition, availability of mortgage financing, impairments, supply and/or labor shortages, changes in energy prices, access to capital markets (including the debt and secondary mortgage markets), our ability to resell mortgages or liability for mortgages sold, compliance with the terms of our indebtedness (including the Credit Facility and the indentures governing our senior notes) and our leverage.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3)
under the Securities Exchange Act of 1934, as amended) of the Company’s common shares during the three months ended June 30, 2020.

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

10.1
Fourth Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated May 29, 2020, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2020).

10.2
Third Amendment to Credit Agreement, dated June 30, 2020, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2020).

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	July 31, 2020	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	July 31, 2020	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)