Form 10-Q
period 2020-09-30
M/I HOMES, INC.
filed 2020-10-30
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020

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
Common shares, par value $.01 per share: 28,745,649 shares outstanding as of October 28, 2020.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	September 30, 2020	December 31, 2019
	(unaudited)

ASSETS:
Cash, cash equivalents and restricted cash	$202,512	$6,083
Mortgage loans held for sale	140,046	155,244
Inventory	1,843,409	1,769,507
Property and equipment - net	25,696	22,118
Investment in joint venture arrangements	34,038	37,885
Operating lease right-of-use assets	52,574	18,415
Deferred income tax asset	9,205	9,631
Goodwill	16,400	16,400
Other assets	96,675	70,311
TOTAL ASSETS	$2,420,555	$2,105,594

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$176,581	$125,026
Customer deposits	66,632	34,462
Operating lease liabilities	52,666	18,415
Other liabilities	156,390	147,937
Community development district obligations	9,892	13,531
Obligation for consolidated inventory not owned	364	7,934
Notes payable bank - homebuilding operations	—	66,000
Notes payable bank - financial services operations	136,119	136,904
Notes payable - other	5,325	5,828
Senior notes due 2021 - net	—	298,988
Senior notes due 2025 - net	247,483	247,092
Senior notes due 2028 - net	394,363	—
TOTAL LIABILITIES	$1,245,815	$1,102,117

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both September 30, 2020 and December 31, 2019; issued 30,137,141 shares at both September 30, 2020 and December 31, 2019	301	301
Additional paid-in capital	336,623	332,861
Retained earnings	868,370	708,579
Treasury shares - at cost - 1,391,492 and 1,750,685 shares at September 30, 2020 and December 31, 2019, respectively	(30,554)	(38,264)
TOTAL SHAREHOLDERS’ EQUITY	$1,174,740	$1,003,477
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,420,555	$2,105,594

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019

Revenue	$847,921	$653,345	$2,139,718	$1,758,140
Costs and expenses:
Land and housing	653,407	519,164	1,672,122	1,411,488
General and administrative	48,879	39,385	123,763	106,248
Selling	49,539	40,147	127,494	109,150
Equity in income from joint venture arrangements	(252)	(52)	(307)	(118)
Interest	1,239	4,637	8,454	16,626
Total costs and expenses	752,812	603,281	1,931,526	1,643,394

Income before income taxes	95,109	50,064	208,192	114,746

Provision for income taxes	21,572	12,226	48,401	28,939

Net income	$73,537	$37,838	$159,791	$85,807
Earnings per common share:
Basic	$2.57	$1.35	$5.60	$3.10
Diluted	$2.51	$1.32	$5.50	$3.04

Weighted average shares outstanding:
Basic	28,653	27,981	28,554	27,695
Diluted	29,286	28,598	29,030	28,238

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended September 30, 2020
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at June 30, 2020	28,543,629	$301	$334,261	$794,833	$(34,990)	$1,094,405
Net income	—	—	—	73,537	—	73,537
Stock options exercised	202,020	—	173	—	4,436	4,609
Stock-based compensation expense	—	—	2,189	—	—	2,189
Balance at September 30, 2020	28,745,649	$301	$336,623	$868,370	$(30,554)	$1,174,740

	Nine Months Ended September 30, 2020
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2019	28,386,456	$301	$332,861	$708,579	$(38,264)	$1,003,477
Net income	—	—	—	159,791	—	159,791
Stock options exercised	354,620	—	481	—	7,773	8,254
Stock-based compensation expense	—	—	4,915	—	—	4,915
Repurchase of common shares	(80,000)	—	—	—	(1,912)	(1,912)
Deferral of executive and director compensation	—	—	215	—	—	215
Executive and director deferred compensation distributions	84,573	—	(1,849)	—	1,849	—
Balance at September 30, 2020	28,745,649	$301	$336,623	$868,370	$(30,554)	$1,174,740

	Three Months Ended September 30, 2019
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at June 30, 2019	27,617,366	$301	$330,052	$628,961	$(55,074)	$904,240
Net income	—	—	—	37,838	—	37,838
Stock options exercised	525,550	—	(416)	—	11,487	11,071
Stock-based compensation expense	—	—	1,492	—	—	1,492
Balance at September 30, 2019	28,142,916	$301	$331,128	$666,799	$(43,587)	$954,641

	Nine Months Ended September 30, 2019
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2018	27,516,218	$301	$330,517	$580,992	$(56,507)	$855,303
Net income	—	—	—	85,807	—	85,807
Stock options exercised	710,830	—	(1,177)	—	15,525	14,348
Stock-based compensation expense	—	—	4,086	—	—	4,086
Repurchase of common shares	(201,088)	—	—	—	(5,150)	(5,150)
Deferral of executive and director compensation	—	—	247	—	—	247
Executive and director deferred compensation distributions	116,956	—	(2,545)	—	2,545	—
Balance at September 30, 2019	28,142,916	$301	$331,128	$666,799	$(43,587)	$954,641

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
OPERATING ACTIVITIES:
Net income	$159,791	$85,807
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income from joint venture arrangements	(307)	(118)
Mortgage loan originations	(1,287,426)	(959,022)
Proceeds from the sale of mortgage loans	1,301,713	997,369
Fair value adjustment of mortgage loans held for sale	911	2,982
Fair value adjustment of mortgage servicing rights	507	—
Capitalization of originated mortgage servicing rights	(4,119)	(3,366)
Amortization of mortgage servicing rights	1,847	1,112
Depreciation	9,298	8,655
Amortization of debt issue costs	1,869	2,029
Loss on early extinguishment of debt	950	—
Stock-based compensation expense	4,915	4,086
Deferred income tax expense	426	1,494
Change in assets and liabilities:
Inventory	(62,524)	(156,073)
Other assets	(18,493)	(3,952)
Accounts payable	51,555	38,017
Customer deposits	32,170	4,195
Accrued compensation	(4,990)	(11,629)
Other liabilities	9,133	(10,609)
Net cash provided by operating activities	197,226	977

INVESTING ACTIVITIES:
Purchase of property and equipment	(8,465)	(2,626)
Return of capital from joint venture arrangements	1,213	438
Investment in joint venture arrangements	(24,075)	(23,522)
Net cash used in investing activities	(31,327)	(25,710)

FINANCING ACTIVITIES:
Repayment of senior notes due 2021	(300,000)	—
Net proceeds from issuance of senior notes due 2028	400,000	—
Proceeds from bank borrowings - homebuilding operations	306,800	568,900
Repayment of bank borrowings - homebuilding operations	(372,800)	(496,400)
Net repayments of bank borrowings - financial services operations	(785)	(44,574)
Principal repayments of notes payable - other and community development district bond obligations	(503)	(429)
Repurchase of common shares	(1,912)	(5,150)
Debt issue costs	(8,524)	(40)
Proceeds from exercise of stock options	8,254	14,348
Net cash provided by financing activities	30,530	36,655
Net increase in cash, cash equivalents and restricted cash	196,429	11,922
Cash, cash equivalents and restricted cash balance at beginning of period	6,083	21,529
Cash, cash equivalents and restricted cash balance at end of period	$202,512	$33,451

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$15,644	$23,034
Income taxes	$39,510	$26,578

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(3,639)	$1,936
Consolidated inventory not owned	$(7,570)	$(12,621)
Distribution of single-family lots from joint venture arrangements	$27,016	$11,515

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
Impact of New Accounting Standards and SEC Guidance
In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016 (described above). ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP that are intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. We are currently evaluating the effect of adopting this new accounting guidance, but we do not expect that adoption will have a material impact on our consolidated financial statements and disclosures.

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (“ASU 2020-06”), to address the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, the ASU will require entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are currently evaluating the effect of adopting this new accounting guidance, but we do not expect that adoption will have a material impact on our consolidated financial statements and disclosures.

In August 2020, the SEC adopted Release No. 33-10825 “Modernization of Regulation S-K Items 101, 103, and 105” (the “Final S-K Rule”). The Final S-K Rule is effective on November 9, 2020. We are currently evaluating the effect of the Final S-K Rule, but we do not expect it will have a material impact on our consolidated financial statements and disclosures.

Significant Accounting Policies

We believe that there have been no significant changes to our significant accounting policies during the quarter ended September 30, 2020 as compared to those disclosed in our 2019 Form 10-K.
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

A summary of the Company’s inventory as of September 30, 2020 and December 31, 2019 is as follows:

(In thousands)	September 30, 2020	December 31, 2019
Single-family lots, land and land development costs	$840,637	$858,065
Land held for sale	4,357	5,670
Homes under construction	863,603	756,998
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2020 - $14,186; December 31, 2019 - $12,723)	87,192	98,777
Community development district infrastructure	9,892	13,531
Land purchase deposits	37,364	28,532
Consolidated inventory not owned	364	7,934
Total inventory	$1,843,409	$1,769,507

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of September 30, 2020 and December 31, 2019, we had 1,113 homes (with a carrying value of $188.4 million) and 1,459 homes (with a carrying value of $304.0 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded an $9.9 million liability and a $13.5 million liability related to these CDD bond obligations as of September 30, 2020 and December 31, 2019, respectively, along with the related inventory infrastructure.

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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Capitalized interest, beginning of period	$22,203	$22,162	$21,607	$20,765
Interest capitalized to inventory	8,758	8,291	23,678	22,461
Capitalized interest charged to land and housing costs and expenses	(8,803)	(7,836)	(23,127)	(20,609)
Capitalized interest, end of period	$22,158	$22,617	$22,158	$22,617

Interest incurred	$9,997	$12,928	$32,132	$39,087

NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of September 30, 2020 and December 31, 2019, our investment in such joint venture arrangements totaled $34.0 million and $37.9 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $3.9 million decrease during the nine-month period ended September 30, 2020 was driven primarily by lot distributions from our joint venture arrangements of $27.0 million, offset, in part, by our cash contributions to our joint venture arrangements during the first nine months of 2020 of $24.1 million.
The majority of our investment in joint venture arrangements for both September 30, 2020 and December 31, 2019 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of September 30, 2020 and December 31, 2019, the Company had $32.1 million and $35.5 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of September 30, 2020 and December 31, 2019, the Company had $1.9 million and $2.4 million, respectively, of equity invested in LLCs. The Company’s percentage of ownership in these LLCs as of both September 30, 2020 and December 31, 2019 ranged from 25% to 74%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. The Company’s equity in income relating to earnings from its LLCs was $0.3 million and less than $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $0.1 million for the nine months ended September 30, 2020 and 2019. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of September 30, 2020 was the amount invested of $34.0 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the Company’s 2019 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2020 and December 31, 2019, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. The carrying value and fair value of mortgage servicing rights was $11.9 million and $11.4 million, respectively, at September 30, 2020. Therefore, the Company increased its $0.4 million valuation allowance and impairment related to our mortgage servicing rights taken during the first half of 2020 by $0.1 million during the quarter ended September 30, 2020 (which was recorded as a decrease in revenue during the quarter) to bring the carrying value down to the fair value, for a net valuation allowance and impairment of $0.5 million for the nine months ended September 30, 2020. This $0.5 million decrease in the value of our mortgage servicing rights was caused by the disruption in the mortgage industry as a result of the COVID-19 pandemic. At December 31, 2019, the carrying value and fair value of our mortgage servicing rights were both $9.6 million.
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
The table below shows the notional amounts of our financial instruments at September 30, 2020 and December 31, 2019:

Description of Financial Instrument (in thousands)	September 30, 2020	December 31, 2019
Whole loan contracts and related committed IRLCs	$2,924	$1,445
Uncommitted IRLCs	213,146	87,340
FMBSs related to uncommitted IRLCs	186,000	88,000
Whole loan contracts and related mortgage loans held for sale	13,750	6,125
FMBSs related to mortgage loans held for sale	116,000	144,000
Mortgage loans held for sale covered by FMBSs	120,257	144,411
The following table sets forth the amount of (loss) gain recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2020	2019	2020	2019
Mortgage loans held for sale	$(1,338)	$(1,964)	$(911)	$(2,981)
Forward sales of mortgage-backed securities	1,670	2,299	507	3,631
Interest rate lock commitments	(853)	(686)	704	(258)
Whole loan contracts	(20)	121	(68)	174
Total (loss) gain recognized	$(541)	$(230)	$232	$566

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	September 30, 2020		September 30, 2020
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$171	Other liabilities	$—
Interest rate lock commitments	Other assets	1,380	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	106
Total fair value measurements		$1,551		$106

	Asset Derivatives		Liability Derivatives
	December 31, 2019		December 31, 2019
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$336
Interest rate lock commitments	Other assets	654	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	16
Total fair value measurements		$654		$352
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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and nine months ended September 30, 2020 and 2019, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the Company’s 2019 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and nine months ended September 30, 2020 and 2019, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		September 30, 2020		December 31, 2019
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$202,512	$202,512	$6,083	$6,083
Mortgage loans held for sale	Level 2	140,046	140,046	155,244	155,244
Interest rate lock commitments	Level 2	1,380	1,380	654	654
Forward sales of mortgage-backed securities	Level 2	171	171	—	—
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	66,000	66,000
Notes payable - financial services operations	Level 2	136,119	136,119	136,904	136,904
Notes payable - other	Level 2	5,325	5,016	5,828	5,286
Senior notes due 2021 (a)	Level 2	—	—	300,000	299,250
Senior notes due 2025 (a)	Level 2	250,000	258,125	250,000	261,563
Senior notes due 2028 (a)	Level 2	400,000	412,000	—	—
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	106	106	16	16
Forward sales of mortgage-backed securities	Level 2	—	—	336	336
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at September 30, 2020 and December 31, 2019:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Whole loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2021, Senior Notes due 2025 and  Senior Notes due 2028. The fair value of these financial instruments was determined based upon market quotes at September 30, 2020 and December 31, 2019. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended September 30, 2020 under the Company’s $500 million unsecured revolving credit facility, dated July 18, 2013, as amended most recently on June 30, 2020 (the “Credit Facility”), fluctuated daily with the one-month LIBOR rate plus a margin of 250 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC (“M/I Financial”) is a party to two credit agreements: (1) a $125 million secured mortgage warehousing agreement (which increases to $160 million from September 25, 2020 to October 15, 2020 and to $185 million from November 15, 2020 to February 4, 2021, which are periods of increased volume of mortgage originations), dated June 24, 2016, as amended (the “MIF Mortgage Warehousing Agreement”); and (2) a $65 million mortgage repurchase agreement, dated October 30, 2017, as amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the third quarter of 2020 fluctuated with LIBOR. See Note 8 to our financial statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.

Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.

NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $5.7 million and $48.1 million were covered under these guarantees as of September 30, 2020 and December 31, 2019, respectively.  The decrease in loans covered by these guarantees from December 31, 2019 is a result of a change in the mix of investors and their related purchase terms.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at September 30, 2020, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $0.6 million at both September 30, 2020 and December 31, 2019.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of September 30, 2020 and December 31, 2019, the total of all loans indemnified to third party insurers relating to the above agreements was $0.6 million and $1.0 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company recorded a liability relating to the guarantees described above totaling $0.5 million at both September 30, 2020 and December 31, 2019, which is management’s best estimate of the Company’s liability with respect to such guarantees.
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

A summary of warranty activity for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020		2019
Warranty reserves, beginning of period	$26,175	$25,474	$26,420		$26,459
Warranty expense on homes delivered during the period	4,961	3,851	12,624		10,332
Changes in estimates for pre-existing warranties	416	255	(228)		990
Charges related to stucco-related claims	—	—	—	(a)	—
Settlements made during the period	(4,578)	(4,044)	(11,842)		(12,245)
Warranty reserves, end of period	$26,974	$25,536	$26,974		$25,536
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

During the three month period ended September 30, 2020, we did not record any additional warranty charges or receive any additional recoveries for stucco-related repair costs. During the nine month period ended September 30, 2020, we (1) incurred $0.5 million of additional stucco-related charges and (2) also received $0.5 million of additional recoveries for past stucco-related claims, resulting in a net charge of zero. At September 30, 2020, the remaining reserve for (1) homes in our Florida communities that we have identified as needing repair but have not yet completed the repair and (2) estimated repair costs for homes in our Florida communities that we have not yet identified as needing repair but that may require repair in the future included within our warranty reserve was $3.7 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of September 30, 2020. Our remaining stucco-related reserve is gross of any recoveries. Stucco-related recoveries are recorded in the period the reimbursement is received.
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
We continue to investigate the extent to which we may be able to further recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of September 30, 2020, we are unable to estimate any additional amount that we believe is probable of recovery from these sources and, as noted above, we have not recorded a receivable for recoveries nor included an estimated amount of recoveries in determining our stucco-related warranty reserve.

Performance Bonds and Letters of Credit

At September 30, 2020, the Company had outstanding approximately $267.7 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through November 2027. Included in this total are: (1) $194.1 million of performance and maintenance bonds and $55.1 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $11.5 million of financial letters of credit, of which $11.0 million represent deposits on land and lot purchase agreements; and (3) $7.0 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At September 30, 2020, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $801.4 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters
In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At September 30, 2020 and December 31, 2019, we had $0.9 million and $0.7 million reserved for legal expenses, respectively.
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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis during the fourth quarter of 2019, and as no indicators for impairment existed at December 31, 2019, no impairment was recorded. As a result of the temporary shutdown of our Detroit operations due to COVID-19 from March 23, 2020 through May 7, 2020 (as the state of Michigan did not deem housing construction an essential business), we performed a goodwill impairment analysis of our Detroit reporting unit at September 30, 2020 and determined no impairment existed. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen or other events occur that could impact the fair value of the reporting unit.
NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $500 million and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $600 million, subject to obtaining additional commitments from lenders. The Credit Facility matures on July 18, 2023 for $475 million of commitments and July 18, 2021 for $25 million of commitments. Interest on amounts borrowed under the Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of the one-month LIBOR (subject to a floor of 0.75%) plus a margin of 250 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio). The Credit Facility also contains certain financial covenants. At September 30, 2020, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $829.6 million of availability for additional senior debt at September 30, 2020. As a result, the full $500 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At September 30, 2020, there were no borrowings outstanding and $66.6 million of letters of credit outstanding, leaving a net remaining borrowing availability of $433.4 million. The Credit Facility includes a $125 million sub-facility for letters of credit.

The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 12 to our financial statements), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indentures governing the Company’s $400.0 million aggregate principal amount of 4.95% Senior Notes due 2028 (the “2028 Senior Notes”) and the Company’s $250.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the “2025 Senior Notes”). The guarantors for the Credit Facility (the “Guarantor Subsidiaries”) are the same subsidiaries that guarantee the 2028 Senior Notes and the 2025 Senior Notes.
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
Notes Payable — Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $125 million, which increases to $160 million from September 25, 2020 to October 15, 2020 and to $185 million from November 15, 2020 to February 4, 2021 (periods of increased volume of mortgage originations). The MIF Mortgage Warehousing Agreement expires on May 28, 2021. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month LIBOR rate (subject to a floor of 1.0%) plus a spread of 200 basis points. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At September 30, 2020, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $65 million. The MIF Mortgage Repurchase Facility was scheduled to expire on October 26, 2020. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the one-month LIBOR rate plus 175 or 200 basis points depending on the loan type. Effective October 26, 2020, M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility which, among other things, extends the term of the facility for an additional year to October 25, 2021, increases the maximum borrowing availability to $90 million and establishes a floor on one-month LIBOR of 1.0%. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At September 30, 2020, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At both September 30, 2020 and December 31, 2019, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $225.0 million. At September 30, 2020 and December 31, 2019, M/I Financial had $136.1 million and $136.9 million outstanding on a combined basis under its credit facilities, respectively.
Senior Notes
On January 22, 2020, the Company issued $400.0 million aggregate principal amount of the 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes on or after February 1, 2023 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 103.713% of the principal amount outstanding, but will decline to 102.475% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2024, will further decline to 101.238% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2025 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.
The Company used a portion of the net proceeds from the issuance of the 2028 Senior Notes to redeem all $300 million aggregate principal amount of its then outstanding 6.75% Senior Notes due 2021 (the “2021 Senior Notes”) at 100.000% of the principal amount outstanding, plus accrued and unpaid interest thereon, on January 22, 2020.

As of both September 30, 2020 and December 31, 2019, we had $250.0 million of our 2025 Senior Notes outstanding. The 2025 Senior Notes bear interest at a rate of 5.625% per year, payable semiannually in arrears on February 1 and August 1 of each year, and mature on August 1, 2025. We may redeem all or any portion of the 2025 Senior Notes on or after August 1, 2020 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be

104.219% of the principal amount outstanding, but will decline to 102.813% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2021, will further decline to 101.406% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2022 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after August 1, 2023, but prior to maturity.
The 2028 Senior Notes and the 2025 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes and the indenture governing the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes and the indenture governing the 2025 Senior Notes. As of September 30, 2020, the Company was in compliance with all terms, conditions, and covenants under the indentures.
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
The indenture governing our 2028 Senior Notes and the indenture governing the 2025 Senior Notes limit our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures. In each case, the “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $328.6 million at September 30, 2020 and $264.5 million at December 31, 2019. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $5.3 million and $5.8 million as of September 30, 2020 and December 31, 2019, respectively, which are comprised of notes payable acquired in the normal course of business.

NOTE 9. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
NUMERATOR
Net income	$73,537	$37,838	$159,791	$85,807
DENOMINATOR
Basic weighted average shares outstanding	28,653	27,981	28,554	27,695
Effect of dilutive securities:
Stock option awards	376	403	253	338
Deferred compensation awards	257	214	223	205
Diluted weighted average shares outstanding	$29,286	$28,598	$29,030	$28,238
Earnings per common share:
Basic	$2.57	$1.35	$5.60	$3.10
Diluted	$2.51	$1.32	$5.50	$3.04
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	435	—	360	412
NOTE 10. Income Taxes
During the three months ended September 30, 2020 and 2019, the Company recorded a tax provision of $21.6 million and $12.2 million, respectively, which reflects income tax expense related to the periods’ income before income taxes. The effective tax rate for the three months ended September 30, 2020 and 2019 was 22.7% and 24.4%, respectively. During the three months ended September 30, 2020, we recorded a $2.5 million tax benefit related to the retroactive reinstatement of energy efficient homes tax credits. During the nine months ended September 30, 2020 and 2019, the Company recorded a tax provision of $48.4 million and $28.9 million, respectively. The effective tax rate for the nine months ended September 30, 2020 and 2019 was 23.2% and 25.2%, respectively. During the nine months ended September 30, 2020, we recorded a $3.7 million tax benefit related to the retroactive reinstatement of energy efficient homes tax credits and a $0.4 million increase in tax benefit from equity compensation taken during the first nine months of 2020.
The Company had $0.2 million of state net operating loss (“NOL”) carryforwards, net of the federal benefit, at September 30, 2020. Our state NOLs may be carried forward from one to 15 years, depending on the tax jurisdiction, with $0.1 million expiring between 2022 and 2027 and $0.1 million expiring between 2028 and 2032, absent sufficient state taxable income.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes several significant business tax provisions including modifications for net operating losses, credit for prior-year minimum tax liability and limitations on business interest and charitable contributions. The CARES Act also provides for an employee retention credit and technical corrections regarding qualified improvement property. We are assessing the tax impact of the CARES Act as it relates to the Company but do not expect it to have a material impact on our tax rate for 2020.

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
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina

The following table shows, by segment, revenue, operating income and interest expense for the three and nine months ended September 30, 2020 and 2019, as well as the Company’s income before income taxes for such periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019		2020	2019
Revenue:
Northern homebuilding	$350,591	$270,063		$890,201	$723,295
Southern homebuilding	468,384	369,828		1,188,056	995,305
Financial services (a)	28,946	13,454		61,461	39,540
Total revenue	$847,921	$653,345		$2,139,718	$1,758,140

Operating income:
Northern homebuilding	$38,365	$29,587	(b)	$91,487	$70,559	(b)
Southern homebuilding	55,861	32,500		129,037	76,308
Financial services (a)	19,887	6,609		37,706	19,943
Less: Corporate selling, general and administrative expense	(18,017)	(14,047)		(41,891)	(35,556)
Total operating income	$96,096	$54,649	(b)	$216,339	$131,254	(b)

Interest expense:
Northern homebuilding	$122	$1,505		$2,636	$5,360
Southern homebuilding	409	2,146		3,759	8,602
Financial services (a)	708	986		2,059	2,664
Total interest expense	$1,239	$4,637		$8,454	$16,626

Equity in income from joint venture arrangements	(252)	(52)		(307)	(118)

Income before income taxes	$95,109	$50,064		$208,192	$114,746
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.
(b)Includes $0.1 million of acquisition-related charges taken during the three months ended September 30, 2019 and $0.6 million of acquisition-related charges taken during the nine months ended September 30, 2019 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

The following tables show total assets by segment at September 30, 2020 and December 31, 2019:

	September 30, 2020
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$4,173	$33,191		$—		$37,364
Inventory (a)	832,855	973,190		—		1,806,045
Investments in joint venture arrangements	1,324	32,714		—		34,038
Other assets	39,462	64,660	(b)	438,986	(c)	543,108
Total assets	$877,814	$1,103,755		$438,986		$2,420,555

	December 31, 2019
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,655	$24,877		$—	$28,532
Inventory (a)	783,972	957,003		—	1,740,975
Investments in joint venture arrangements	1,672	36,213		—	37,885
Other assets	21,564	52,662	(b)	223,976	298,202
Total assets	$810,863	$1,070,755		$223,976	$2,105,594
(a)Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.
(c)Includes a $34.2 million increase in operating lease right-of-use assets primarily due to the commencement of a ten-year renewable lease on June 29, 2020 for the Company’s new corporate headquarters.

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
As of September 30, 2020, each of the Company’s subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture governing the 2028 Senior Notes and the indenture governing the 2025 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2020
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$818,975	$28,946	$—	$847,921
Costs and expenses:
Land and housing	—	653,407	—	—	653,407
General and administrative	—	39,325	9,554	—	48,879
Selling	—	49,539	—	—	49,539
Equity in income from joint venture arrangements	—	—	(252)	—	(252)
Interest	—	531	708	—	1,239
Total costs and expenses	—	742,802	10,010	—	752,812

Income before income taxes	—	76,173	18,936	—	95,109

Provision for income taxes	—	17,533	4,039	—	21,572

Equity in subsidiaries	73,537	—	—	(73,537)	—

Net income	$73,537	$58,640	$14,897	$(73,537)	$73,537

	Three Months Ended September 30, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$639,891	$13,454	$—	$653,345
Costs and expenses:
Land and housing	—	519,164	—	—	519,164
General and administrative	—	32,332	7,053	—	39,385
Selling	—	40,147	—	—	40,147
Equity in income from joint venture arrangements	—	—	(52)	—	(52)
Interest	—	3,650	987	—	4,637
Total costs and expenses	—	595,293	7,988	—	603,281

Income before income taxes	—	44,598	5,466	—	50,064

Provision for income taxes	—	11,222	1,004	—	12,226

Equity in subsidiaries	37,838	—	—	(37,838)	—

Net income	$37,838	$33,376	$4,462	$(37,838)	$37,838

	Nine Months Ended September 30, 2020
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$2,078,257	$61,461	$—	$2,139,718
Costs and expenses:
Land and housing	—	1,672,122	—	—	1,672,122
General and administrative	—	99,065	24,698	—	123,763
Selling	—	127,494	—	—	127,494
Equity in income from joint venture arrangements	—	—	(307)	—	(307)
Interest	—	6,395	2,059	—	8,454
Total costs and expenses	—	1,905,076	26,450	—	1,931,526

Income before income taxes	—	173,181	35,011	—	208,192

Provision for income taxes	—	41,181	7,220	—	48,401

Equity in subsidiaries	159,791	—	—	(159,791)	—

Net income	$159,791	$132,000	$27,791	$(159,791)	$159,791

	Nine Months Ended September 30, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,718,600	$39,540	$—	$1,758,140
Costs and expenses:
Land and housing	—	1,411,488	—	—	1,411,488
General and administrative	—	86,080	20,168	—	106,248
Selling	—	109,150	—	—	109,150
Equity in income from joint venture arrangements	—	—	(118)	—	(118)
Interest	—	13,962	2,664	—	16,626
Total costs and expenses	—	1,620,680	22,714	—	1,643,394

Income before income taxes	—	97,920	16,826	—	114,746

Provision for income taxes	—	25,555	3,384	—	28,939

Equity in subsidiaries	85,807	—	—	(85,807)	—

Net income	$85,807	$72,365	$13,442	$(85,807)	$85,807

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2020
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$156,744	$45,768	$—	$202,512
Mortgage loans held for sale	—	—	140,046	—	140,046
Inventory	—	1,843,409	—	—	1,843,409
Property and equipment - net	—	24,919	777	—	25,696
Investment in joint venture arrangements	—	32,139	1,899	—	34,038
Operating lease right-of-use assets	—	42,405	10,169	—	52,574
Deferred income tax asset	—	9,205	—	—	9,205
Investment in subsidiaries	1,079,323	—	—	(1,079,323)	—
Intercompany assets	734,269	—	—	(734,269)	—
Goodwill	—	16,400	—	—	16,400
Other assets	2,994	78,709	14,972	—	96,675
TOTAL ASSETS	$1,816,586	$2,203,930	$213,631	$(1,813,592)	$2,420,555

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$175,668	$913	$—	$176,581
Customer deposits	—	66,632	—	—	66,632
Operating lease liabilities	—	42,497	10,169	—	52,666
Intercompany liabilities	—	733,275	994	(734,269)	—
Other liabilities	—	147,478	8,912	—	156,390
Community development district obligations	—	9,892	—	—	9,892
Obligation for consolidated inventory not owned	—	364	—	—	364
Notes payable bank - homebuilding operations	—	—	—	—	—
Notes payable bank - financial services operations	—	—	136,119	—	136,119
Notes payable - other	—	5,325	—	—	5,325
Senior notes due 2025 - net	247,483	—	—	—	247,483
Senior notes due 2028 - net	394,363	—	—	—	394,363
TOTAL LIABILITIES	641,846	1,181,131	157,107	(734,269)	1,245,815

SHAREHOLDERS’ EQUITY	1,174,740	1,022,799	56,524	(1,079,323)	1,174,740

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,816,586	$2,203,930	$213,631	$(1,813,592)	$2,420,555

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash, cash equivalents and restricted cash	$—	$219	$11,589	$(5,725)	$6,083
Mortgage loans held for sale	—	—	155,244	—	155,244
Inventory	—	1,769,507	—	—	1,769,507
Property and equipment - net	—	21,372	746	—	22,118
Investment in joint venture arrangements	—	35,391	2,494	—	37,885
Operating lease right-of-use assets	—	15,689	2,726	—	18,415
Deferred income tax asset	—	9,631	—	—	9,631
Investment in subsidiaries	928,942	—	—	(928,942)	—
Intercompany assets	619,204	—	—	(619,204)	—
Goodwill	—	16,400	—	—	16,400
Other assets	1,411	56,134	12,766	—	70,311
TOTAL ASSETS	$1,549,557	$1,924,343	$185,565	$(1,553,871)	$2,105,594

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$130,136	$615	$(5,725)	$125,026
Customer deposits	—	34,462	—	—	34,462
Intercompany liabilities	—	618,946	258	(619,204)	—
Operating lease liabilities	—	15,691	2,724	—	18,415
Other liabilities	—	141,015	6,922	—	147,937
Community development district obligations	—	13,531	—	—	13,531
Obligation for consolidated inventory not owned	—	7,934	—	—	7,934
Notes payable bank - homebuilding operations	—	66,000	—	—	66,000
Notes payable bank - financial services operations	—	—	136,904	—	136,904
Notes payable - other	—	5,828	—	—	5,828
Senior notes due 2021 - net	298,988	—	—	—	298,988
Senior notes due 2025 - net	247,092	—	—	—	247,092
TOTAL LIABILITIES	546,080	1,033,543	147,423	(624,929)	1,102,117

SHAREHOLDERS’ EQUITY	1,003,477	890,800	38,142	(928,942)	1,003,477

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,549,557	$1,924,343	$185,565	$(1,553,871)	$2,105,594

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2020
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$10,360	$153,255	$43,021	$(9,410)	$197,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(8,151)	(314)	—	(8,465)
Return of capital from unconsolidated joint ventures	—	—	1,213	—	1,213
Intercompany investing	(110,525)	—	—	110,525	—
Investments in and advances to joint venture arrangements	—	(24,060)	(15)	—	(24,075)
Net cash (used in) provided by investing activities	(110,525)	(32,211)	884	110,525	(31,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes due 2021	(300,000)	—	—	—	(300,000)
Proceeds from issuance of senior notes due 2028	400,000	—	—	—	400,000
Proceeds from bank borrowings - homebuilding operations	—	306,800	—	—	306,800
Principal repayments of bank borrowings - homebuilding operations	—	(372,800)	—	—	(372,800)
Net repayments of bank borrowings - financial services operations	—	—	(785)	—	(785)
Principal repayments of notes payable - other and CDD bond obligations	—	(503)	—	—	(503)
Intercompany financing	—	104,291	509	(104,800)	—
Repurchase of common shares	(1,912)	—	—	—	(1,912)
Dividends paid	—	—	(9,410)	9,410	—
Debt issue costs	(6,177)	(2,307)	(40)	—	(8,524)
Proceeds from exercise of stock options	8,254	—	—	—	8,254
Net cash provided by (used in) financing activities	100,165	35,481	(9,726)	(95,390)	30,530

Net increase in cash, cash equivalents and restricted cash	—	156,525	34,179	5,725	196,429
Cash, cash equivalents and restricted cash balance at beginning of period	—	219	11,589	(5,725)	6,083
Cash, cash equivalents and restricted cash balance at end of period	$—	$156,744	$45,768	$—	$202,512

	Nine Months Ended September 30, 2019
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$9,530	$(48,625)	$49,602	$(9,530)	$977

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,438)	(188)	—	(2,626)
Return of capital from unconsolidated joint ventures	—	—	438	—	438
Intercompany Investing	(18,728)	—	—	18,728	—
Investments in and advances to joint venture arrangements	—	(23,351)	(171)	—	(23,522)
Net cash (used in) provided by investing activities	(18,728)	(25,789)	79	18,728	(25,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	568,900	—	—	568,900
Principal repayments of bank borrowings - homebuilding operations	—	(496,400)	—	—	(496,400)
Net repayments of bank borrowings - financial services operations	—	—	(44,574)	—	(44,574)
Principal repayments of notes payable - other and CDD bond obligations	—	(429)	—	—	(429)
Intercompany financing	—	16,155	2,573	(18,728)	—
Repurchase of common shares	(5,150)	—	—	—	(5,150)
Dividends paid	—	—	(9,530)	9,530	—
Debt issue costs	—	—	(40)	—	(40)
Proceeds from exercise of stock options	14,348	—	—	—	14,348
Net cash provided by (used in) financing activities	9,198	88,226	(51,571)	(9,198)	36,655

Net increase (decrease) in cash, cash equivalents and restricted cash	—	13,812	(1,890)	—	11,922
Cash, cash equivalents and restricted cash balance at beginning of period	—	5,554	15,975	—	21,529
Cash, cash equivalents and restricted cash balance at end of period	$—	$19,366	$14,085	$—	$33,451

NOTE 13. Share Repurchase Program
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. During the first quarter of 2020, the Company repurchased 0.1 million outstanding common shares at an aggregate purchase price of $1.9 million under the 2018 Share Repurchase Program. The Company did not repurchase any shares during the second or third quarter of 2020. As of September 30, 2020, the Company has repurchased 1.4 million outstanding common shares at an aggregate purchase price of $32.8 million under the 2018 Share Repurchase Program and $17.2 million remains available for repurchases under the 2018 Share Repurchase Program. The timing, amount and other terms and conditions of any additional repurchases under the 2018 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, corporate considerations, general market and economic conditions and legal requirements. The 2018 Share Repurchase Program does not have an expiration date and the Board may modify, discontinue or suspend it at any time.
NOTE 14. Revenue Recognition
Revenue and the related profit from the sale of a home and revenue and the related profit from the sale of land to third parties are recognized in the financial statements on the date of closing if delivery has occurred, title has passed to the buyer, all performance obligations (as defined below) have been met, and control of the home or land is transferred to the buyer in an amount that reflects the consideration we expect to be entitled to receive in exchange for the home or land. If not received immediately upon closing, cash proceeds from home closings are held in escrow for the Company’s benefit, typically for up to three days, and are included in Cash, cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets.

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
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2020		2019	2020		2019
Housing	$812,999		$631,380	$2,067,148		$1,695,558
Land sales	5,976		8,511	11,109		23,042
Financial services (a)	28,946	(b)	13,454	61,461	(b)	39,540
Total revenue	$847,921		$653,345	$2,139,718		$1,758,140
(a)Revenues include hedging losses of $5.7 million and $4.7 million for the three months ended September 30, 2020 and 2019, respectively, and $16.3 million and $10.7 million for the nine months ended September 30, 2020 and 2019, respectively. Hedging losses do not represent revenues recognized from contracts with customers.
(b)Revenues for the three and nine months ended September 30, 2020 include $0.1 million and $0.5 million of net impairment charges taken on our mortgage serving rights, respectively, which was recorded as a reduction of revenue. The net impairment charges were caused by the disruption in the mortgage industry as a result of the COVID-19 pandemic.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 97% of our total revenues for the three and nine months ended September 30, 2020 and 2019, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 125,500 homes since commencing homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)). In addition, the Hans Hagen brand is used in older communities in our Minneapolis/St. Paul, Minnesota market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; and Charlotte and Raleigh, North Carolina.
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
FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements also include statements regarding the impacts of the COVID-19 pandemic. Forward-looking statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors, including, without limitation, factors relating to the economic environment, the negative impact of COVID-19, interest rates, availability of resources, competition, market concentration, land development activities, integration of acquisitions, construction defects, product liability and warranty claims and various governmental rules and regulations.  See “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as the same may be updated from time to time in our subsequent filings with the SEC, for more information regarding those risk factors.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended September 30, 2020 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K.
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
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Overview
For both the third quarter and nine months ended September 30, 2020, we achieved record levels of new contracts, homes delivered, revenue and income before income taxes. During the third quarter of 2020, we also achieved all-time quarterly records for income before income taxes, new contracts, homes delivered, number of homes in backlog and backlog sales value. In addition, our financial services operations achieved all-time quarterly records for revenue and income before income taxes and originated a record number of loans during the third quarter, while benefiting from a lower mortgage interest rate environment in both the third quarter and nine months ended September 30, 2020.

Following a substantial decline in new contracts in the latter half of March and April as a result of the COVID-19 pandemic, we experienced a sharp recovery and an increase in sales activity commencing in May as pandemic-related restrictions began to ease. This trend of increasing sales volume continued into our third quarter, resulting in the Company achieving an all-time quarterly record for new contracts in the third quarter, along with all-time quarterly records in a number of other operating and financial metrics described further below. We believe that the homebuilding industry benefited from record-low interest rates, a continued undersupply of available homes and consumers’ desire to move from rental apartments and densely populated areas to single family homes in suburban locations. We believe these factors will continue to support demand for the remainder of 2020 and into 2021, subject to the uncertainties caused by the COVID-19 pandemic, including the timing and extent of the associated decline in economic activity and subsequent recovery.

During the third quarter and nine months ended September 30, 2020, we achieved the following record results in comparison to the third quarter and nine months ended September 30, 2019:
•New contracts increased 71% to 2,949 (an all-time quarterly record) and 43% to 7,299, respectively
•Homes delivered increased 29% to 2,137 homes (an all-time quarterly record) and 25% to 5,467 homes, respectively
•Number of homes in backlog at September 30, 2020 increased 54% to an all-time record 4,503 homes
•Total sales value in backlog increased 60% to $1.8 billion, an all-time record for the Company

•Revenue increased 30% to $847.9 million (an all-time quarterly record) and 22% to $2.1 billion, respectively
•Income before income taxes increased 90% to $95.1 million (an all-time quarterly record) and 81% to $208.2 million, respectively

In addition to the results described above, we achieved net income of $73.5 million for the third quarter of 2020, a 94% increase from prior year, and $159.8 million for the nine months ended September 30, 2020, an 86% increase. Our financial services operations also achieved record income before income taxes for the third quarter, benefiting from an increase in homes closed, the number of mortgages originated and higher margins, as well as technology enabled efficiencies. Our company-wide absorption pace of sales per community for the third quarter of 2020 improved to 4.6 per month compared to 2.6 per month for the prior year’s third quarter. Partially as a result of this accelerated sales pace, our number of active communities declined to 207 from 221 at the end of the third quarter of 2019 and 220 at the end of 2020’s second quarter. We believe we maintain a strong land position, and we continue to place additional land under contract for communities that will be brought online in future periods. However, our ability to replace existing communities timely could impact our ability to meet current demand and negatively impact our recent growth trends in the number of active communities. We continue to work to open new communities, and we are also actively managing sales pace, in part by selectively increasing prices, to better match our availability of lots and production schedule.
Summary of Company Financial Results

Income before income taxes for the third quarter of 2020 increased 90% from $50.1 million in the third quarter of 2019 to an all-time quarterly record $95.1 million in 2020. For the nine months ended September 30, 2020, income before income taxes increased 81% from $114.7 million for the nine months ended September 30, 2019 to $208.2 million. Income before income taxes for the nine months ended September 30, 2019 was unfavorably impacted by $0.6 million of acquisition-related charges as a result of our acquisition of Pinnacle Homes in March 2018.
We achieved third quarter net income of $73.5 million, or $2.51 per diluted share, in 2020's third quarter, a 94% increase, or $35.7 million, from net income of $37.8 million, or $1.32 per diluted share, in 2019's third quarter. Our effective tax rate was 22.7% in 2020’s third quarter compared to 24.4% in 2019. In the nine months ended September 30, 2020, we achieved net income of $159.8 million, or $5.50 per diluted share, compared to net income of $85.8 million, or $3.04 per diluted share, in the nine months ended September 30, 2019, which included $0.6 million of pre-tax acquisition-related charges ($0.02 per diluted share) as discussed above. Our effective tax rate was 23.3% in 2020's first nine months compared to 25.2% in the same period in 2019.
During the quarter ended September 30, 2020, we recorded all-time quarterly record total revenue of $847.9 million, of which $813.0 million was from homes delivered, $6.0 million was from land sales and $28.9 million was from our financial services operations. Revenue from homes delivered increased 29% in 2020's third quarter compared to the same period in 2019 driven primarily by a 29% increase in the number of homes delivered (486 units), offset, in part, by a 1% decrease in the average sales price of homes delivered ($2,000 per home delivered), which was primarily the result of the mix of homes delivered. Revenue from land sales decreased $2.5 million from the third quarter of 2019 primarily due to fewer land sales in our Northern region in 2020's third quarter compared to the prior year. Revenue from our financial services segment increased 115% to an all-time quarterly record $28.9 million in the third quarter of 2020 as a result of an increase in loans closed and sold and higher margins on loans sold, in each case, during the period compared to prior year. In the nine months ended September 30, 2020, we recorded record total revenue of $2.1 billion, of which $2.07 billion was from homes delivered, $11.1 million was from land sales and $61.5 million was from our financial services operations. Revenue from homes delivered increased 22% in the nine months ended September 30, 2020 compared to the same period in 2019 driven primarily by a 25% increase in the number of homes delivered (1,092 units), partially offset by a 3% decrease in the average sales price of homes delivered ($10,000 per home delivered). Revenue from land sales decreased $11.9 million from the nine months ended September 30, 2019 due to fewer land sales in both our Northern and Southern regions in 2020's first nine months compared to the prior year. Revenue from our financial services segment increased 55% to $61.5 million in the first nine months of 2020 as a result of an increase in loans closed and sold in the first nine months of 2020, in addition to higher margins on loans sold during the period compared to the prior year.
Total gross margin (total revenue less total land and housing costs) increased $60.3 million in the third quarter of 2020 compared to the third quarter of 2019 as a result of a $44.8 million improvement in the gross margin of our homebuilding operations and a $15.5 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $44.7 million primarily as a result of the 29% increase in the number of homes delivered. Our housing gross margin percentage improved 120 basis points from 19.1% in prior year's third quarter to 20.3% in 2020's third quarter, primarily as a result of the mix of homes delivered during 2020's third quarter. Our gross margin on land sales (land sale gross margin) improved $0.1 million in the third quarter of 2020 compared to the third quarter of 2019. The gross margin of our financial services operations increased $15.5 million in the third quarter of 2020 compared to the third quarter of 2019 as a result of increases in the number of loan originations and the average loan amount, in addition to higher margins on loans sold during the third quarter of 2020 compared to the third quarter of 2019. Total gross margin increased $120.9 million in the nine months ended September 30, 2020 compared to the same period in 2019 as a result of a $99.0 million improvement in the gross margin of our homebuilding operations and a $21.9 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $99.3 million as a result of the 25% increase in the number of homes delivered, offset partially by the 3% decrease in the average sales price of homes delivered. Our housing gross margin percentage improved 150 basis points from 18.1% in prior year’s first nine months to 19.6% in 2020's first nine months, primarily as a result of the mix of homes delivered during the period. The nine months ended September 30, 2019 includes $0.6 million of acquisition-related charges (as discussed above). Our gross margin on land sales declined $0.3 million in 2020's first nine months compared to the same period in 2019. The gross margin of our financial services operations increased $21.9 million in the nine months ended September 30, 2020 compared to the same period in 2019 as a result of increases in the number of loan originations, in addition to higher margins on loans sold during the first nine months of 2020 compared to the nine months ended September 30, 2019.
We opened 51 new communities during the nine months ended September 30, 2020. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. As a result, our new contracts and housing gross margin may fluctuate up or down from quarter to quarter depending on the mix of communities delivering homes. As a result of the record number of sales this year, we are selling through communities faster; therefore, our ability to replace existing communities timely could impact our ability to meet current demand and negatively impact our recent growth trends in number of active communities.
For the three months ended September 30, 2020, selling, general and administrative expense increased $18.9 million, which partially offset the increase in our gross margin dollars discussed above, but declined as a percentage of revenue from 12.2% in the third quarter of 2019 to 11.6% in the third quarter of 2020. Selling expense increased $9.4 million from 2019's third quarter but improved as a percentage of revenue to 5.8% in 2020's third quarter from 6.1% for the same period in 2019. Variable selling expense for sales commissions contributed $8.8 million to the increase due to the higher number of homes delivered in the quarter. The increase in selling expense was also attributable to a $0.6 million increase in non-variable selling expense primarily related to increased headcount in our sales offices and models. General and administrative expense increased $9.5 million compared to the third quarter of 2019 but declined as a percentage of revenue from 6.0% in the third quarter of 2019 to 5.8% in the third quarter of 2020. The dollar increase in general and administrative expense was primarily due to a $5.6 million increase in compensation-related expenses due to our strong performance during the quarter, a $0.7 million increase in professional fees, a $0.6 million increase in corporate home office rent-related expenses, a $0.5 million increase in land-related expenses, a $0.3 million increase in COVID-19-related cleaning expenses, a $0.3 million increase in rent related to our division offices and a $1.5 million increase in miscellaneous expenses. For the nine months ended September 30, 2020, selling, general and administrative expense increased $35.9 million, which partially offset the increase in our gross margin dollars discussed above, but declined as a percentage of revenue from 12.3% in the nine months ended September 30, 2019 to 11.7% in the nine months ended September 30, 2020. Selling expense increased $18.3 million from the nine months ended September 30, 2019 but improved as a percentage of revenue to 6.0% in 2020’s first nine months from 6.2% for the same period in 2019. Variable selling expense for sales commissions contributed $18.0 million to the increase due to the higher number of homes delivered year to date. The increase in selling expense was also attributable to a $0.3 million increase in non-variable selling expense primarily related to increased headcount in our sales offices and models. General and administrative expense increased $17.5 million compared to the nine months ended September 30, 2019 but declined as a percentage of revenue from 6.0% in the nine month period ended September 30, 2019 to 5.8% in the nine months ended September 30, 2020. The dollar increase in general and administrative expense was primarily due to a $10.8 million increase in compensation-related expenses due to our increased headcount and our strong financial performance during the period, a $1.3 million increase in corporate home office rent-related expenses, a $1.3 million increase in professional fees, a $1.0 million increase in land-related expenses, a $0.9 million increase in rent related to our division offices, a $0.9 million increase in COVID-19-related cleaning expenses, and a $1.3 million increase in miscellaneous expenses.

Outlook
We believe that new home sales will continue to benefit from record-low interest rates, a continued undersupply of available homes and consumer demographics, including a growing number of homebuyers moving from rental apartments and more densely populated areas to single family homes in suburban locations. However, we also expect that overall economic conditions in the United States will continue to be negatively impacted by the COVID-19 pandemic, although the magnitude and duration of such impact is uncertain, and such conditions could negatively impact new home sales across our markets for the fourth quarter of 2020 and potentially into subsequent reporting periods.

In both our second and third quarters of 2020, we experienced cost increases in certain construction materials and are actively managing and monitoring those costs. We have been able to raise home prices in many of our communities to offset these cost increases and preserve or increase our margins. During the third quarter, our ability to raise prices, together with cost management, allowed us to achieve a total gross margin percentage of 22.9%, an improvement of 100 basis points compared with 2020’s second quarter. We remain sensitive to changes in market conditions, and continue to focus on controlling overhead leverage and carefully managing our investment in land and land development spending.

We are also closely monitoring mortgage availability and a recent tightening of lending standards related to an expected decline in the economy. Although interest rates remain at historic lows, we have seen a decline in mortgage availability beginning in late March including a tightening of underwriting standards. To date, this tightening has not had a significant impact on our business, although it has had some effect on lower credit quality borrowers and those using non-agency loan programs. We are seeing an impact related to mortgage availability due to layoffs and concerns about employment and business shutdowns, particularly with self-employed borrowers, and to address these concerns, we have reduced the time frames for verifying employment and we are following agency recommendations for pre-closing documentation. In addition, we are aggressively working to deliver and fund loans with investors more quickly.

We expect to emphasize the following strategic business objectives throughout the remainder of 2020:
•managing our land spend and inventory levels;
•accelerating the readiness of new communities wherever possible;
•maintaining a strong balance sheet and liquidity levels;
•expanding the availability of our more affordable Smart Series homes; and
•emphasizing customer service, product quality and design, and premier locations.
During the nine months ended September 30, 2020, we invested $266.8 million in land acquisitions and $222.6 million in land development. We continue to closely review all of our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, including any potential effects as a result of the COVID-19 pandemic, and we will adjust our land and inventory home investment spend accordingly. As a result, we are not providing land spending estimates for 2020 at this time.
Due to the uncertainty of the current environment, and the unknown effects on the specific timing of opening and closing out communities, we are not providing estimated community count information for 2020 at this time. However, as a result of our accelerated pace of home sales, we are selling through communities at a faster pace, which will make it challenging to achieve an increase in our number of active communities for the full year in 2020. We opened 51 communities and closed 69 communities in the nine months ended September 30, 2020, ending the third quarter with a total of 207 communities, compared to 221 at the end of last year’s third quarter.
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

The following table shows, by segment, revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019		2020	2019
Revenue:
Northern homebuilding	$350,591	$270,063		$890,201	$723,295
Southern homebuilding	468,384	369,828		1,188,056	995,305
Financial services (a)	28,946	13,454		61,461	39,540
Total revenue	$847,921	$653,345		$2,139,718	$1,758,140

Gross margin:
Northern homebuilding	$67,644	$51,768	(b)	$167,270	$131,461	(b)
Southern homebuilding	97,924	68,959		238,865	175,651
Financial services (a)	28,946	13,454		61,461	39,540
Total gross margin	$194,514	$134,181	(b)	$467,596	$346,652	(b)

Selling, general and administrative expense:
Northern homebuilding	$29,279	$22,181		$75,783	$60,902
Southern homebuilding	42,063	36,459		109,828	99,343
Financial services (a)	9,059	6,845		23,755	19,597
Corporate	18,017	14,047		41,891	35,556
Total selling, general and administrative expense	$98,418	$79,532		$251,257	$215,398

Operating income (loss):
Northern homebuilding	$38,365	$29,587	(b)	$91,487	$70,559	(b)
Southern homebuilding	55,861	32,500		129,037	76,308
Financial services (a)	19,887	6,609		37,706	19,943
Less: Corporate selling, general and administrative expense	(18,017)	(14,047)		(41,891)	(35,556)
Total operating income	$96,096	$54,649	(b)	$216,339	$131,254	(b)

Interest expense:
Northern homebuilding	$122	$1,505		$2,636	$5,360
Southern homebuilding	409	2,146		3,759	8,602
Financial services (a)	708	986		2,059	2,664
Total interest expense	$1,239	$4,637		$8,454	$16,626

Equity in income of joint venture arrangements	(252)	(52)		(307)	(118)

Income before income taxes	$95,109	$50,064		$208,192	$114,746
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.
(b)Includes $0.1 million of acquisition-related charges taken during the three months ended September 30, 2019 and $0.6 million of acquisition-related charges taken during the nine months ended September 30, 2019 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

The following tables show total assets by segment at September 30, 2020 and December 31, 2019:

	At September 30, 2020
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated		Total
Deposits on real estate under option or contract	$4,173	$33,191		$—		$37,364
Inventory (a)	832,855	973,190		—		1,806,045
Investments in joint venture arrangements	1,324	32,714		—		34,038
Other assets	39,462	64,660	(b)	438,986	(c)	543,108
Total assets	$877,814	$1,103,755		$438,986		$2,420,555

	At December 31, 2019
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,655	$24,877		$—	$28,532
Inventory (a)	783,972	957,003		—	1,740,975
Investments in joint venture arrangements	1,672	36,213		—	37,885
Other assets	21,564	52,662	(b)	223,976	298,202
Total assets	$810,863	$1,070,755		$223,976	$2,105,594
(a)Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.
(c)Includes a $34.2 million increase in operating lease right-of-use assets due to the commencement of a ten-year renewable lease on June 29, 2020 for the Company’s new corporate headquarters.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2020	2019		2020	2019
Northern Region
Homes delivered	868	651		2,190	1,739
New contracts, net	1,176	635		2,951	2,040
Backlog at end of period	1,904	1,231		1,904	1,231
Average sales price of homes delivered	$402	$406		$405	$412
Average sales price of homes in backlog	$427	$430		$427	$430
Aggregate sales value of homes in backlog	$813,909	$529,090		$813,909	$529,090
Housing revenue	$348,774	$264,274		$887,662	$716,421
Land sale revenue	$1,817	$5,789		$2,539	$6,874
Operating income homes (a)	$38,308	$29,511	(b)	$91,385	$70,428	(b)
Operating income land	$57	$76		$102	$131
Number of average active communities	90	89		94	89
Number of active communities, end of period	86	89		86	89
Southern Region
Homes delivered	1,269	1,000		3,277	2,636
New contracts, net	1,773	1,086		4,348	3,056
Backlog at end of period	2,599	1,684		2,599	1,684
Average sales price of homes delivered	$366	$367		$360	$371
Average sales price of homes in backlog	$387	$361		$387	$361
Aggregate sales value of homes in backlog	$1,005,322	$608,117		$1,005,322	$608,117
Housing revenue	$464,225	$367,106		$1,179,486	$979,137
Land sale revenue	$4,159	$2,722		$8,570	$16,168
Operating income homes (a)	$55,731	$32,502		$128,888	$75,910
Operating income (loss) land	$130	$(2)		$149	$398
Number of average active communities	124	132		125	127
Number of active communities, end of period	121	132		121	132
Total Homebuilding Regions
Homes delivered	2,137	1,651		5,467	4,375
New contracts, net	2,949	1,721		7,299	5,096
Backlog at end of period	4,503	2,915		4,503	2,915
Average sales price of homes delivered	$380	$382		$378	$388
Average sales price of homes in backlog	$404	$390		$404	$390
Aggregate sales value of homes in backlog	$1,819,231	$1,137,207		$1,819,231	$1,137,207
Housing revenue	$812,999	$631,380		$2,067,148	$1,695,558
Land sale revenue	$5,976	$8,511		$11,109	$23,042
Operating income homes (a)	$94,039	$62,013	(b)	$220,273	$146,338	(b)
Operating income land	$187	$74		$251	$529
Number of average active communities	214	221		219	216
Number of active communities, end of period	207	221		207	221
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.
(b)Includes $0.1 million of acquisition-related charges taken during the three months ended September 30, 2019 and $0.6 million of acquisition-related charges taken during the nine months ended September 30, 2019 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Financial Services
Number of loans originated	1,636	1,243	4,142	3,078
Value of loans originated	$513,456	$388,033	$1,287,426	$959,022

Revenue	$28,946	$13,454	$61,461	$39,540
Less: Selling, general and administrative expenses	9,059	6,845	23,755	19,597
Less: Interest expense	708	986	2,059	2,664

Income before income taxes	$19,179	$5,623	$35,647	$17,279
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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Northern	8.2%	10.9%	9.7%	10.6%
Southern	10.4%	13.5%	12.6%	14.4%

Total cancellation rate	9.5%	12.6%	11.5%	12.9%

Seasonality
Typically, our homebuilding operations experience significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, homes delivered increase substantially in the second half of the year compared to the first half of the year. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. Our financial services operations also experience seasonality because loan originations correspond with the delivery of homes in our homebuilding operations. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, our results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that we may achieve in future periods.
Year Over Year Comparison
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Northern Region. During the three months ended September 30, 2020, homebuilding revenue in our Northern region increased $80.5 million, from $270.1 million in the third quarter of 2019 to $350.6 million in the third quarter of 2020. This 30% increase in homebuilding revenue was primarily the result of a 33% increase in the number of homes delivered (217 units), offset partially by a decrease in the average sales price of homes delivered ($4,000 per home delivered) which was due to the mix of communities delivering homes. Operating income in our Northern region increased $8.8 million from $29.6 million in the third quarter of 2019 to $38.4 million during the quarter ended September 30, 2020. This increase in operating income was the result of a $15.9 million improvement in our gross margin, offset partially by a $7.1 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $15.9 million primarily due to the 33% increase in the number of homes delivered noted above. Our housing gross margin percentage declined 20 basis points to 19.4% in the third quarter of 2020 from 19.6% in the prior year’s third quarter. The decline in housing gross margin percentage was primarily due to changes in product type and market mix of homes delivered compared to 2019's same period. Our land sale gross margin remained flat in the third quarter of 2020 compared to the same period in 2019.

Selling, general and administrative expense increased $7.1 million, from $22.2 million for the quarter ended September 30, 2019 to $29.3 million for the quarter ended September 30, 2020, and increased as a percentage of revenue to 8.4% in 2020's third quarter from 8.2% in 2019's third quarter. The increase in selling, general and administrative expense was attributable, in part, to a $4.8 million increase in selling expense due to (1) a $4.0 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, and (2) a $0.8 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models as a result of increased headcount. The increase in selling, general and administrative expense was also attributable to a $2.3 million increase in general and administrative expense primarily related to a $0.9 million increase in land-related expenses, a $0.7 million increase in incentive compensation as a result of our improved performance, a $0.5 million increase in professional fees and a $0.2 million increase in COVID-19-related cleaning expenses.
During the three months ended September 30, 2020, we experienced an 85% increase in new contracts in our Northern region, from 635 in the third quarter of 2019 to 1,176 in the third quarter of 2020, and a 55% increase in homes in backlog from 1,231 homes at September 30, 2019 to 1,904 homes at September 30, 2020. The increases in new contracts and homes in backlog were primarily due to improving demand in our newer communities compared to prior year. Average sales price in backlog decreased, however, to $427,000 at September 30, 2020 compared to $430,000 at September 30, 2019 which was primarily due to changes in product type and market mix. During the three months ended September 30, 2020, we opened five new communities in our Northern region compared to opening six communities during 2019's third quarter. Our monthly absorption rate in our Northern region improved to 4.4 per community in the third quarter of 2020 compared to 2.4 per community in 2019's third quarter.
Southern Region. During the three month period ended September 30, 2020, homebuilding revenue in our Southern region increased $98.6 million, from $369.8 million in the third quarter of 2019 to $468.4 million in the third quarter of 2020. This 27% increase in homebuilding revenue was the result of a 27% increase in the number of homes delivered (269 units), offset partially by a decrease in the average sales price of homes delivered ($1,000 per home delivered) which was due to the mix of communities delivering homes. Operating income in our Southern region increased $23.4 million from $32.5 million in the third quarter of 2019 to $55.9 million during the quarter ended September 30, 2020. This increase in operating income was the result of a $29.0 million improvement in our gross margin, partially offset by a $5.6 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $28.8 million, due primarily to the 27% increase in the number of homes delivered noted above. Our housing gross margin percentage improved from 18.8% in prior year’s third quarter to 21.1% in the third quarter of 2020, largely due to the more affordable mix of communities delivering homes and construction efficiencies. Our land sale gross margin improved $0.2 million in the third quarter of 2020 compared to the third quarter of 2019. We did not record any additional warranty charges for stucco-related repair costs in our Florida communities during the third quarter of 2020. With respect to this matter, during the quarter ended September 30, 2020, we identified 20 additional homes in need of repair and completed repairs on 22 homes, and, at September 30, 2020, we have 113 homes in various stages of repair.  See Note 6 to our financial statements for further information.
Selling, general and administrative expense increased $5.6 million from $36.5 million in the third quarter of 2019 to $42.1 million in the third quarter of 2020 but declined as a percentage of revenue to 9.0% from 9.9% in the third quarter of 2019. The increase in selling, general and administrative expense was attributable, in part, to a $4.6 million increase in selling expense due to a $4.8 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, partially offset by a $0.2 million decrease in non-variable selling expenses primarily related to the timing of sales office and model openings and a reduction in marketing costs. The increase in selling, general and administrative expense was also attributable to a $1.0 million increase in general and administrative expense primarily related to an increase in incentive compensation due to our improved performance.
During the three months ended September 30, 2020, we experienced a 63% increase in new contracts in our Southern region, from 1,086 in the third quarter of 2019 to 1,773 in the third quarter of 2020, and a 54% increase in homes in backlog from 1,684 homes at September 30, 2019 to 2,599 homes at September 30, 2020. The increases in new contracts and backlog were primarily due to improving demand in our more affordable communities compared to prior year. Average sales price in backlog also increased to $387,000 at September 30, 2020 from $361,000 at September 30, 2019 due to changes in product type and market mix. During the three months ended September 30, 2020, we opened seven new communities in our Southern region compared to opening 10 communities during 2019's third quarter. Our monthly absorption rate in our Southern region improved to 4.8 per community in the third quarter of 2020 compared to 2.7 per community in the third quarter of 2019.

Financial Services. Revenue from our mortgage and title operations increased 115% to a third quarter record of $28.9 million in the third quarter of 2020 from $13.5 million in the third quarter of 2019 due to a 32% increase in the number of loan originations from 1,243 in 2019's third quarter to 1,636 in the third quarter of 2020 as well as an increase in the average loan amount from $312,000 in the quarter ended September 30, 2019 to $314,000 in the quarter ended September 30, 2020. We also experienced higher margins on loans sold during the period compared to prior year’s third quarter.
We experienced a $13.3 million increase in operating income in the third quarter of 2020 compared to 2019's third quarter, which was primarily due to the increase in revenue discussed above, offset partially by a $2.2 million increase in selling, general and administrative expense compared to the third quarter of 2019. This increase was primarily due to an increase in compensation expense related to our increase in employee headcount due to new mortgage locations.
At September 30, 2020, M/I Financial, LLC (“M/I Financial”) provided financing services in all of our markets.
Approximately 85% of our homes delivered during the third quarter of 2020 were financed through M/I Financial, the same as in the third quarter of 2019. Capture rate is influenced by financing availability and competition in the mortgage market, and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $4.0 million from $14.0 million for the third quarter of 2019 to $18.0 million for the third quarter of 2020. This increase primarily resulted from a $2.0 million increase in compensation expense due to our improved performance, a $0.7 million increase in computer costs related to our investment in new information systems, a $0.5 million increase in rent-related expense due to our new home office headquarters and a $0.8 million increase in miscellaneous expenses.
Equity in Income from Joint Venture Arrangements. Equity in income from joint venture arrangements represents our portion of pre-tax earnings from our joint venture arrangements where a special purpose entity is established (“LLCs”) with the other partners. The Company earned $0.3 million and less than $0.1 million, respectively, of equity in income from its LLCs during the three months ended September 30, 2020 and 2019, respectively.
Interest Expense - Net. Interest expense for the Company decreased $3.4 million from $4.6 million for the three months ended September 30, 2019 to $1.2 million for the three months ended September 30, 2020. This decrease was primarily the result of a decrease in average borrowings under our Credit Facility (as defined below) during the third quarter of 2020 compared to prior year. Our weighted average borrowings decreased from $848.9 million in 2019's third quarter to $736.3 million in 2020's third quarter. Our weighted average borrowing rate decreased from 6.13% in the third quarter of 2019 to 5.57% for third quarter of 2020.
Income Taxes. Our overall effective tax rate was 22.7% for the three months ended September 30, 2020 and 24.4% for the same period in 2019. The decrease in the effective rate from the three months ended September 30, 2019 was primarily attributable to a $2.5 million tax benefit related to the retroactive reinstatement of energy efficient homes tax credits (see Note 10 to our financial statements for more information).
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Northern Region. During the nine months ended September 30, 2020, homebuilding revenue in our Northern region increased $166.9 million, from $723.3 million in the nine months ended September 30, 2019 to $890.2 million in the nine months ended September 30, 2020. This 23% increase in homebuilding revenue was the result of a 26% increase in the number of homes delivered (451 units), partially offset by a 2% decrease in the average sales price of homes delivered ($7,000 per home delivered) and a $4.3 million decrease in land sale revenue. Operating income in our Northern region increased $20.9 million, from $70.6 million during the nine months ended September 30, 2019 to $91.5 million during the nine months ended September 30, 2020. The increase in operating income was primarily the result of a $35.8 million increase in our gross margin, offset, in part, by a $14.9 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $35.8 million, primarily due to the 26% increase in the number of homes delivered. Our housing gross margin percentage improved 50 basis points from 18.3% in the nine months ended September 30, 2019 to 18.8% for the same period in 2020, primarily due to a change in product type and market mix of homes delivered compared to the prior year. Our housing gross margin for the nine months ended September 30, 2019 was unfavorably impacted by $0.6 million of acquisition-related charges from our Detroit acquisition. Our land sale gross margin improved slightly by 10 basis points in the nine months ended September 30, 2020 compared to the same period in 2019.

Selling, general and administrative expense increased $14.9 million, from $60.9 million for the nine months ended September 30, 2019 to $75.8 million for the nine months ended September 30, 2020, and increased slightly as a percentage of revenue to 8.5% in the first nine months of 2020 compared to 8.4% in the same period in 2019. The increase in selling, general and administrative expense was attributable, in part, to a $10.3 million increase in selling expense due to (1) an $8.0 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, and (2) a $2.3 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models as a result of our increased average community count. The increase in selling, general and administrative expense was also attributable to a $4.6 million increase in general and administrative expense, which was primarily related to a $1.9 million increase in compensation-related expense due to increased headcount as well as our improved performance during the period, a $1.4 million increase in professional fees, a $0.8 million increase in land-related expenses and a $0.5 million increase in COVID-19-related cleaning expenses.
During the nine months ended September 30, 2020, we experienced a 45% increase in new contracts in our Northern region, from 2,040 in the nine months ended September 30, 2019 to 2,951 in the first nine months of 2020, and a 55% increase in homes in backlog from 1,231 homes at September 30, 2019 to 1,904 homes at September 30, 2020. The increases in new contracts and homes in backlog were due to improving demand in our newer communities compared to prior year and an increase in our average number of communities during the period. Average sales price in backlog decreased, however, to $427,000 at September 30, 2020 compared to $430,000 at September 30, 2019, which was primarily due to product type and market mix. During the nine months ended September 30, 2020, we opened 21 new communities in our Northern region compared to 14 during the same period in 2019. Our monthly absorption rate in our Northern region improved to 3.5 per community in the nine months ended September 30, 2020 from 2.5 per community in the same period in 2019.
Southern Region. During the nine months ended September 30, 2020, homebuilding revenue in our Southern region increased $192.8 million from $995.3 million in the nine months ended September 30, 2019 to $1.19 billion in the nine months ended September 30, 2020. This 19% increase in homebuilding revenue was the result of a 24% increase in the number of homes delivered (641 units), offset partially by a $7.6 million decrease in land sale revenue and a 3% decrease in the average sales price of homes delivered ($11,000 per home delivered). Operating income in our Southern region increased $52.7 million from $76.3 million in the nine months ended September 30, 2019 to $129.0 million during the nine months ended September 30, 2020. This increase in operating income was the result of a $63.2 million improvement in our gross margin offset, in part, by a $10.5 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $63.5 million, due primarily to the 24% increase in the number of homes delivered noted above. Our housing gross margin percentage improved 230 basis points from 17.9% in the nine months ended September 30, 2019 to 20.2% in the same period in 2020, largely due to the more affordable mix of communities delivering homes. construction efficiencies and decreased lot costs. Our land sale gross margin declined $0.3 million in the nine months ended September 30, 2020 compared to the same period in 2019.
Selling, general and administrative expense increased $10.5 million from $99.3 million in the nine months ended September 30, 2019 to $109.8 million in the nine months ended September 30, 2020 but declined as a percentage of revenue to 9.2% compared to 10.0% for the nine months ended September 30, 2019. The increase in selling, general and administrative expense was attributable to an $8.0 million increase in selling expense due to a $10.0 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, offset partially by a $2.0 million decrease in non-variable selling expenses primarily related to the timing of sales office and model openings and a reduction in marketing costs. The increase in selling, general and administrative expense was also attributable to a $2.5 million increase in general and administrative expense, which was primarily related to an increase in incentive compensation due to our improved performance.

During the nine months ended September 30, 2020, we experienced a 42% increase in new contracts in our Southern region, from 3,056 in the nine months ended September 30, 2019 to 4,348 in the first nine months of 2020, and a 54% increase in backlog from 1,684 homes at September 30, 2019 to 2,599 homes at September 30, 2020. The increases in new contracts and backlog were primarily due to improving demand in our more affordable communities compared to prior year. Average sales price in backlog also increased from $361,000 at September 30, 2019 to $387,000 at September 30, 2020 due to a change in product type and market mix. During the nine months ended September 30, 2020, we opened 30 communities in our Southern region compared to 44 during the same period in 2019. Our monthly absorption rate in our Southern region improved to 3.9 per community in the nine months ended September 30, 2020 from 2.7 per community in the nine months ended September 30, 2019.
Financial Services. Revenue from our mortgage and title operations increased $22.0 million (55%) from $39.5 million in the nine months ended September 30, 2019 to $61.5 million in the nine months ended September 30, 2020 due to a 35% increase in the number of loan originations from 3,078 in the nine months ended September 30, 2019 to 4,142 in the nine months ended September 30, 2020, offset partially by a decrease in the average loan amount from $312,000 in the nine months ended September 30, 2019 to $311,000 in the nine months ended September 30, 2020. We also experienced higher margins on loans sold during the period compared to 2019's first nine months. Revenue was reduced by a $0.5 million impairment charge on our mortgage servicing rights caused by the disruption in the mortgage industry as a result of the COVID-19 pandemic. See Note 4 to our financial statements for further information.
We experienced a $17.8 million increase in operating income in the nine months ended September 30, 2020 compared to the same period in 2019, which was primarily due to the increase in revenue discussed above offset partially by a $4.2 million increase in selling, general and administrative expense compared to the nine months ended September 30, 2019. The increase in selling, general and administrative expense was primarily attributable to an increase in compensation expense related to an increase in employee headcount and an increase in incentive compensation due to improved results.
At September 30, 2020, M/I Financial provided financing services in all of our markets. Approximately 84% of our homes delivered during the nine months ended September 30, 2020 were financed through M/I Financial, compared to 81% in the nine months ended September 30, 2019. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $6.3 million from $35.6 million for the nine months ended September 30, 2019 to $41.9 million for the nine months ended September 30, 2020. The increase was primarily due to a $3.0 million increase in incentive compensation expense due to improved results during the period, a $1.2 million increase in corporate home office rent-related expense, a $0.9 million increase due to computer costs, a $0.3 million increase in charitable contributions and a $0.9 million increase in miscellaneous expenses.
Equity in Income from Joint Venture Arrangements. The Company earned $0.3 million and $0.1 million of equity in income from its LLCs during the nine months ended September 30, 2020 and 2019, respectively.
Interest Expense - Net. Interest expense for the Company decreased $8.2 million from $16.6 million in the nine months ended September 30, 2019 to $8.5 million in the nine months ended September 30, 2020. This decrease was primarily the result of a decrease in average borrowings under our Credit Facility (as defined below) during the first nine months of 2020 compared to prior year, the redemption of our 6.75% Senior Notes due 2021 (the “2021 Senior Notes”) at the beginning of the first quarter of 2020, and the issuance of our new 2028 Senior Notes, which were not outstanding during the nine months ended September 30, 2019 and have a lower interest rate than the 2021 Senior Notes. Our weighted average borrowings decreased from $845.9 million in the nine months ended September 30, 2019 to $783.3 million in the nine months ended September 30, 2020, and our weighted average borrowing rate declined from 6.21% in 2019's first nine months to 5.51% in 2020's first nine months.
Income Taxes. Our overall effective tax rate was 23.2% for the nine months ended September 30, 2020 and 25.2% for the nine months ended September 30, 2019. The decrease in the effective rate for the nine months ended September 30, 2020 was primarily attributable to a $3.7 million tax benefit related to the retroactive reinstatement of energy efficient homes tax credits and a $0.4 million increase in tax benefit from equity compensation taken during 2020's first nine months (see Note 10 to our financial statements for more information).
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At September 30, 2020, we had $202.5 million of cash, cash equivalents and restricted cash, with $202.3 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $196.5 million increase in unrestricted cash and cash equivalents from December 31, 2019. Our principal uses of cash for the nine months ended September 30, 2020 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, debt service requirements, including the redemption of our 2021 Senior Notes and the repayment of amounts outstanding under our credit facilities, and the repurchase of $1.9 million of our outstanding common shares under our 2018 Share Repurchase Program (as defined below) during the first quarter of 2020. In order to fund these uses of cash, we used proceeds from home deliveries and the sale of mortgage loans, as well as excess cash balances, proceeds from the issuance of our 2028 Senior Notes (as described below), borrowings under our credit facilities, and other sources of liquidity.
The Company is a party to three primary credit agreements: (1) a $500 million unsecured revolving credit facility, dated July 18, 2013, as amended most recently on June 30, 2020 (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries; (2) a $125 million secured mortgage warehousing agreement (which increases to $160 million from September 25, 2020 to October 15, 2020 and to $185 million from November 15, 2020 to February 4, 2021), dated June 24, 2016, as amended most recently on May 29, 2020, with M/I Financial as borrower (the

“MIF Mortgage Warehousing Agreement”); and (3) a $90 million mortgage repurchase agreement, dated October 30, 2017, as amended most recently on October 26, 2020, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”).

In January 2020, we issued $400 million aggregate principal amount of our 2028 Senior Notes at par, for net proceeds of approximately $393.9 million. We used $300.4 million of the net proceeds to redeem all $300.0 million aggregate principal amount of our 2021 Senior Notes, at par, and we used the remaining net proceeds to repay a portion of our outstanding borrowings under the Credit Facility. As of September 30, 2020, there were no borrowings outstanding and $66.6 million of letters of credit outstanding under our $500 million Credit Facility, leaving $433.4 million available.

We expect to continue managing our balance sheet and liquidity carefully by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated capital requirements from cash receipts and availability under our Credit Facility.

During the nine months ended September 30, 2020, we delivered 5,467 homes, started 6,193 homes, and spent $266.8 million on land purchases and $222.6 million on land development. We are selectively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of September 30, 2020, we had a total of 24,532 lots under contract, with an aggregate purchase price of approximately $801.4 million to be acquired during the remainder of 2020 through 2028.
Operating Cash Flow Activities. During the nine-month period ended September 30, 2020, we generated $197.2 million of cash from operating activities, compared to generating $1.0 million of cash in operating activities during the nine months ended September 30, 2019. The cash generated from operating activities in the first nine months of 2020 was primarily a result of net income of $159.8 million, $14.3 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable, other liabilities and customer deposits totaling $92.9 million, offset, in part, by a $62.5 million increase in inventory and an increase in other assets of $18.5 million. The $1.0 million of cash generated in operating activities in 2019's first nine months was primarily a result of net income of $85.8 million, $38.3 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable and customer deposits totaling $42.2 million, offset partially by a $156.1 million increase in inventory and a decrease in accrued compensation and other liabilities of $22.2 million.

Investing Cash Flow Activities. During the nine months ended September 30, 2020, we used $31.3 million of cash in investing activities, compared to using $25.7 million of cash in investing activities during the nine months ended September 30, 2019. This increase in cash used was primarily due to an increase in purchases of property and equipment during the period compared to prior year.

Financing Cash Flow Activities. During the nine months ended September 30, 2020, we generated $30.5 million of cash from financing activities, compared to generating $36.7 million of cash during the nine months ended September 30, 2019. The cash generated from financing activities in 2020 was primarily due to the issuance of our 2028 Senior Notes, net of debt issuance costs, for $391.5 million, offset partially by the redemption of all $300.0 million aggregate principal amount of our then outstanding 2021 Senior Notes, and repayments of $66.0 million (net of proceeds from borrowings) under our Credit Facility during the nine months ended September 30, 2020. The cash generated from financing activities during the first nine months of 2019 was primarily due to higher borrowings under our Credit Facility, partially offset by net repayments of borrowings under our two M/I Financial credit facilities.
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares (see Note 13 to our financial statements). During the first quarter of 2020, the Company repurchased 80,000 common shares with an aggregate purchase price of $1.9 million which was funded with cash on hand and borrowings under our Credit Facility. As of September 30, 2020, the Company is authorized to repurchase an additional $17.2 million of outstanding common shares under the 2018 Share Repurchase Program.

At September 30, 2020 and December 31, 2019, our ratio of homebuilding debt to capital was 36% and 38%, respectively, calculated as the carrying value of our outstanding homebuilding debt divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.

We fund our operations with cash flows from operating activities, including proceeds from home deliveries, land sales and the sale of mortgage loans. We believe that these sources of cash, along with our balance of unrestricted cash and borrowings available under our credit facilities, will be sufficient to fund our currently anticipated working capital needs, investment in land and land development, construction of homes, operating expenses, planned capital spending, and debt service requirements for at least the next twelve months. In addition, we routinely monitor current and anticipated operational and debt service requirements, financial market conditions, and credit relationships, and we may choose to seek additional capital by issuing new debt and/or equity securities or engaging in other financial transactions to strengthen our liquidity or our long-term capital structure. The financing needs of our homebuilding and financial services operations depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, debt maturity dates, and other factors. If we seek such additional capital or engage in such other financial transactions, there can be no assurance that we would be able to obtain such additional capital or consummate such other financial transactions on terms acceptable to us, if at all, and such additional equity or debt financing or other financial transactions could dilute the interests of our existing shareholders, add operational limitations and/or increase our interest costs.
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of September 30, 2020:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$433,434
Notes payable – financial services (b)	(b)	$136,119	$964
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $829.6 million of availability for additional senior debt at September 30, 2020. As a result, the full $500 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $66.6 million of letters of credit outstanding at September 30, 2020, leaving $433.4 million available. The Credit Facility has an expiration date of July 18, 2023 for $475.0 million of commitments and July 18, 2021 for $25.0 million of commitments.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial’s warehousing agreements as of September 30, 2020 was $225 million. The MIF Mortgage Warehousing Agreement has an expiration date of May 28, 2021. Subsequent to the quarter ended September 30, 2020, M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility which extended its term for an additional year to October 25, 2021 and also increased the maximum borrowing availability to $90 million from $65 million.
Notes Payable - Homebuilding.

Homebuilding Credit Facility. The Credit Facility provides for an aggregate commitment amount of $500 million, and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $600 million, subject to obtaining additional commitments from lenders. The Credit Facility matures on July 18, 2023 for $475.0 million of commitments and July 18, 2021 for $25.0 million of commitments. Interest on amounts borrowed under the Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of one-month LIBOR (subject to a floor of 0.75%) plus a margin of 250 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio).

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $125 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $779.1 million (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).

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

As of September 30, 2020, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of September 30, 2020:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$779.1	$1,091.4
Leverage Ratio	≤	0.60	0.32
Interest Coverage Ratio	≥	1.5 to 1.0	7.7 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$327.4	$2.3
Unsold Housing Units and Model Homes	≤	2,780	905

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides a maximum borrowing availability of $125 million, which increases to $160 million from September 25, 2020 to October 15, 2020 and to $185 million from November 15, 2020 to February 4, 2021, which are periods of expected increases in the volume of mortgage originations. The MIF Mortgage Warehousing Agreement expires on May 28, 2021. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month LIBOR rate (subject to a floor of 1.0%) plus a spread of 200 basis points.
The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans originated by M/I Financial that are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement.
As of September 30, 2020, there was $97.8 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of September 30, 2020:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	3.5 to 1.0
Liquidity	≥	$6.25	$43.2
Adjusted Net Income	>	$0.0	$25.5
Tangible Net Worth	≥	$12.5	$46.0
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The MIF Mortgage Repurchase Facility provides for a maximum borrowing availability of $65 million. The MIF Mortgage Repurchase Facility was scheduled to expire on October 26, 2020. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the one-month LIBOR rate plus 175 or 200 basis points depending on the loan type.
Subsequent to the quarter ended September 30, 2020, M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility with an effective date of October 26, 2020. The amendment, among other things, extends the term of the MIF Mortgage Repurchase Facility for an additional year to October 25, 2021, increases the maximum borrowing availability to $90 million, and establishes a floor on one-month LIBOR of 1.0%.
The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the MIF Mortgage Repurchase Facility. As of September 30, 2020, there was $38.3 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants under the MIF Mortgage Repurchase Facility as of September 30, 2020.

Senior Notes.

4.95% Senior Notes. On January 22, 2020, the Company issued $400 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of September 30, 2020, the Company was in compliance with all terms, conditions, and covenants under the indenture.

The Company used a portion of the net proceeds from the issuance of the 2028 Senior Notes to redeem all of its outstanding 2021 Senior Notes at 100.000% of the principal amount outstanding, plus accrued and unpaid interest thereon, on January 22, 2020. See Note 8 to our financial statements for more information regarding the 2028 Senior Notes.
5.625% Senior Notes. In August 2017, the Company issued $250 million aggregate principal amount of 5.625% Senior Notes due 2025. The 2025 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes. As of September 30, 2020, the Company was in compliance with all terms, conditions, and covenants under the indenture. See Note 8 to our financial statements for more information regarding the 2025 Senior Notes.
Weighted Average Borrowings. For the three months ended September 30, 2020 and 2019, our weighted average borrowings outstanding were $736.3 million and $848.9 million, respectively, with a weighted average interest rate of 5.57% and 6.13%, respectively. The decrease in our weighted average borrowings and our weighted average interest rate related to decreased borrowings under our Credit Facility during the third quarter of 2020 compared to the same period in 2019 as well as the issuance of our 2028 Senior Notes on January 22, 2020, which have a lower interest rate than our 2021 Senior Notes which were redeemed on January 22, 2020.

At September 30, 2020, we had no borrowings outstanding under the Credit Facility compared to $66.0 million of borrowings outstanding at December 31, 2019. During the first nine months of 2020, the Company used the Credit Facility for investment in land and land development, construction of homes, operating expenses, working capital requirements and share repurchases under our 2018 Share Repurchase Program. During the nine months ended September 30, 2020, the average daily amount outstanding under the Credit Facility was $23.1 million and the maximum amount outstanding under the Credit Facility was $111.3 million. Based on our currently anticipated spending on home construction, land acquisition and development during the remainder of 2020, offset by expected cash receipts from home deliveries, we do not expect to borrow under the Credit Facility through the end of 2020. Our expectation not to borrow under the Credit Facility during the remainder of 2020 is based on numerous assumptions, including homebuilding conditions not materially changing during the period as a result of the COVID-19 pandemic or otherwise. To the extent our assumptions or market conditions change, we may borrow under the Credit Facility and the actual amount borrowed during the remainder of 2020 and the related timing would be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed would also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2018 Share Repurchase Program and any other extraordinary events or transactions, including the uncertain effects of the COVID-19 pandemic.  The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $66.6 million of letters of credit issued and outstanding under the Credit Facility at September 30, 2020. During the nine months ended September 30, 2020, the average daily amount of letters of credit outstanding under the Credit Facility was $67.4 million and the maximum amount of letters of credit outstanding under the Credit Facility was $69.9 million.

At September 30, 2020, M/I Financial had $97.8 million outstanding under the MIF Mortgage Warehousing Agreement.  During the nine months ended September 30, 2020, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $37.3 million and the maximum amount outstanding was $109.2 million, which occurred during April.

At September 30, 2020, M/I Financial had $38.3 million outstanding under the MIF Mortgage Repurchase Facility.  During the nine months ended September 30, 2020, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $31.7 million and the maximum amount outstanding was $59.9 million, which occurred during August.
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
CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the Third Amendment to the Credit Facility entered into on June 30, 2020, the Fourth Amendment to the MIF Warehousing Agreement, dated May 29, 2020, and the Third Amendment to the MIF Mortgage Repurchase Facility, dated October 26, 2020, as described above in Note 8 of our financial statements and the “Liquidity and Capital Resources” section.

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
Land Option Agreements.  In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIE”) and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2020 and December 31, 2019, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
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
At September 30, 2020, “Consolidated Inventory Not Owned” was $0.4 million. At September 30, 2020, the corresponding liability of $0.4 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of September 30, 2020 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $61.6 million, including cash deposits of $37.4 million, prepaid acquisition costs of $9.8 million, letters of credit of $11.0 million and $3.4 million of other non-cash deposits.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of September 30, 2020, the Company had outstanding $267.7 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through November 2027.  Included in this total are: (1) $194.1 million of performance and maintenance bonds and $55.1 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $11.5 million of financial letters of credit; and (3) $7.0 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permitted borrowings of up to $725 million as of September 30, 2020, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2020	2019
Whole loan contracts and related committed IRLCs	$2,924	$1,445
Uncommitted IRLCs	213,146	87,340
FMBSs related to uncommitted IRLCs	186,000	88,000
Whole loan contracts and related mortgage loans held for sale	13,750	6,125
FMBSs related to mortgage loans held for sale	116,000	144,000
Mortgage loans held for sale covered by FMBSs	120,257	144,411

The table below shows the measurement of assets and liabilities at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2020	2019
Mortgage loans held for sale	$140,046	$155,244
Forward sales of mortgage-backed securities	171	(336)
Interest rate lock commitments	1,380	654
Whole loan contracts	(106)	(16)
Total	$141,491	$155,546

The following table sets forth the amount of (loss) gain recognized on assets and liabilities for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2020	2019	2020	2019
Mortgage loans held for sale	$(1,338)	$(1,964)	$(911)	$(2,981)
Forward sales of mortgage-backed securities	1,670	2,299	507	3,631
Interest rate lock commitments	(853)	(686)	704	(258)
Whole loan contracts	(20)	121	(68)	174
Total (loss) gain recognized	$(541)	$(230)	$232	$566

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of September 30, 2020. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at September 30, 2020. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	9/30/2020
ASSETS:
Mortgage loans held for sale:
Fixed rate	$145,475	—	—	—	—	—	$145,475	$140,046
Weighted average interest rate	2.86%	—	—	—	—	—	2.86%

LIABILITIES:
Long-term debt — fixed rate	$127	$1,215	$1,039	$304	$77	$650,000	$652,762	$672,613
Weighted average interest rate	5.63%	5.63%	5.63%	5.63%	5.63%	5.21%	5.21%
Short-term debt — variable rate	$136,119	—	—	—	—	—	$136,119	$136,119
Weighted average interest rate	2.72%	—	—	—	—	—	2.72%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business could be materially and adversely disrupted by the present outbreak of COVID-19 or by another epidemic, pandemic or similar public health issue, or fear of such an event, and the measures that international, federal, state and local governments, agencies and/or health authorities implement to address it.

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

While necessary and appropriate, the above-referenced actions and initiatives, together with the unprecedented uncertainty resulting from the COVID-19 pandemic and related factors, impacted our ability to operate our business in the ordinary course consistent with our past practices. These actions and initiatives, combined with a reduction in the availability, capacity and efficiency of municipal and private services necessary to progress land development, homebuilding, mortgage loan originations and home closings (which, in each case, has varied by market depending on the scope of restrictions state and local governments have established) and the unprecedented uncertainty resulting from the COVID-19 pandemic, caused our sales pace to significantly decline, our cancellation rate to significantly increase and our home construction and deliveries in certain of our markets to be delayed commencing in the latter half of March and continuing through April. Conditions started to improve in May as state and local governments in our markets began to ease public health restrictions and we began to take steps to gradually resume our normal operations (including opening our Design Studios and model homes to the general public) and our sales and closings have rebounded since May. However, the potential magnitude and duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which include, among other things, high unemployment levels and significant volatility in the financial markets, are uncertain. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations in certain of our markets or at all for an indefinite period, particularly in response to any resurgence in COVID-19 cases, including the rise in cases that certain of our markets are currently experiencing.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to purchasing a home, cause civil unrest, and/or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our homes and/or impair our ability to sell and build homes in a typical manner or at all, generate revenues and cash flows, and/or access the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of labor and subcontractors; and/or result in our recognizing material charges in future periods for inventory impairments or land option contract abandonments, or both. The unprecedented uncertainty surrounding COVID-19, due, in part, to rapidly changing governmental directives, public health challenges and progress, macroeconomic consequences and market reactions thereto also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth and achieve our objectives.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we could experience, among other things, increases in our cancellation rate and decreases in our new contracts, homes delivered, revenues and profitability, as we experienced in the first several weeks of our second quarter. Such impacts could be material to our business, results of operations, financial condition and cash flows in the fourth quarter and subsequent reporting periods. We could also be forced to reduce our average selling prices to generate demand or in response to actions taken by our competitors. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our markets, we could generate few or no new contracts and deliver few, if any, homes during the applicable period, which could be prolonged. Also, if there are prolonged government restrictions on our business and customers and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business, comply with the terms of the covenants and other requirements under our Credit Facility, indentures governing our senior notes, mortgage financing arrangements, land contracts due to land sellers and other loans and/or service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity and ability to access additional liquidity sources and/or trigger an acceleration to pay a significant portion or all of our then-outstanding indebtedness, which we may be unable to do.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities - None.

(b) Use of Proceeds - Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3)
under the Securities Exchange Act of 1934, as amended) of the Company’s common shares during the three months ended September 30, 2020.

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

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1	Third Amendment to Second Amended and Restated Master Repurchase Agreement effective as of October 26, 2020 by and between M/I Financial and Sterling National Bank. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	October 30, 2020	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	October 30, 2020	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)