Form 10-K
period 2020-12-31
M/I HOMES, INC.
filed 2021-02-19
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ❑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares (its only class of common equity) held by non-affiliates (27,929,414 shares) was approximately $961.9 million.  The number of common shares of the registrant outstanding as of February 17, 2021 was 29,109,685.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Item 1. BUSINESS
General
M/I Homes, Inc. and subsidiaries is one of the nation’s leading builders of single-family homes. The Company commenced homebuilding activities in 1976. Since that time, the Company has sold over 127,650 homes. Unless this Form 10-K otherwise indicates or the context otherwise requires, the terms the “Company,” “we,” “us” and “our” refer to M/I Homes, Inc. and its subsidiaries.
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
Our homebuilding operations comprise the most significant portion of our business, representing 97% of consolidated revenue in 2020 and 98% in 2019. We design, market, construct and sell single-family homes and attached townhomes to first-time, move-up, empty-nester, and luxury buyers. In addition to home sales, our homebuilding operations generate revenue from the sale of land and lots. We use the term “home” to refer to a single-family residence, whether it is a single-family home or attached home. We use the term “community” to refer to a single development in which we construct homes, or, at times, “multiple communities” can exist in a single development where we offer multiple product types. We primarily construct homes in planned development communities and mixed-use communities. We are currently offering homes for sale in 202 communities within 15 markets located in ten states. Our average sales price of homes delivered during 2020 was $381,000, and the average sales price of our homes in backlog at December 31, 2020 was $419,000. We offer homes ranging from a base sales price of approximately $200,000 to $1,045,000 and believe that this range of price points allows us to appeal to and attract a wide range of buyers. We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality, providing superior customer service and offering mortgage and title services to fully serve our customers. In our experience, our product offerings and customer service make the homebuying process more efficient for our customers.
Our financial services operations generate revenue primarily from originating and selling mortgages and collecting fees for title insurance and closing services. We offer mortgage banking services to our homebuyers through our 100%-owned subsidiary, M/I Financial, LLC (“M/I Financial”). We offer title services through subsidiaries that are 100%-owned by the Company. Our financial services operations accounted for 3% of our consolidated revenues in 2020 and 2% in 2019. See the “Financial Services” section below for additional information regarding our financial services operations.
Our principal executive offices are located at 4131 Worth Avenue, Suite 500, Columbus, Ohio 43219. The telephone number of our corporate headquarters is (614) 418-8000 and our website address is www.mihomes.com. Information on our website is not a part of and shall not be deemed incorporated by reference in this Form 10-K.

Markets
For reporting purposes, our 15 homebuilding divisions are aggregated into the following two segments:

Region	Market/Division	Year Operations Commenced
Northern	Columbus, Ohio	1976
Northern	Cincinnati, Ohio	1988
Northern	Indianapolis, Indiana	1988
Northern	Chicago, Illinois	2007
Northern	Minneapolis/St. Paul, Minnesota	2015
Northern	Detroit, Michigan	2018
Southern	Tampa, Florida	1981
Southern	Orlando, Florida	1984
Southern	Sarasota, Florida	2016
Southern	Charlotte, North Carolina	1985
Southern	Raleigh, North Carolina	1986
Southern	Houston, Texas	2010
Southern	San Antonio, Texas	2011
Southern	Austin, Texas	2012
Southern	Dallas/Fort Worth, Texas	2013

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
Industry Overview and Current Market Conditions
Following a substantial decline in new contracts in the latter half of March and April as a result of the COVID-19 pandemic, we experienced a sharp recovery and an increase in sales activity commencing in May as pandemic-related restrictions began to ease. This trend of increasing sales volume continued through our third and fourth quarters, resulting in the Company achieving a record for new contracts in 2020, along with records in a number of other operating and financial metrics. We believe that the homebuilding industry benefited from record-low interest rates, a continued undersupply of available homes and a desire of many consumers to move from rental apartments and densely populated areas to single family homes in suburban locations. We believe these factors will continue to support demand into 2021, subject to the economic uncertainties caused by the continuing COVID-19 pandemic. Company-wide, our absorption pace of sales per community in 2020 improved to 3.7 per month compared to 2.6 per month in 2019. Our average sales price in backlog increased in 2020 by 6%. Partially as a result of this accelerated sales pace, we sold out of some communities earlier and our number of active communities declined to 202 at the end of 2020 from 225 at the end of 2019. We continued to place additional land under contract for communities that will be brought online in future periods, and controlled approximately 39,500 lots at December 31, 2020. Our ability to timely replace existing communities could further impact our number of active communities. We continue to work to open new communities, and we are also actively managing sales pace, in part by selectively increasing prices, to better match our availability of lots and production schedule.

Business Strategy
We remain focused on increasing our profitability by generating additional revenue, continuing to expand our market share, shifting our product mix to include more affordable designs, and investing in attractive land opportunities to increase our number of active communities. Consistent with our focus on improving long-term financial results, we expect to continue to emphasize the following strategic business objectives in 2021:
•managing our land spend and inventory levels;
•accelerating the opening of new communities wherever possible;
•maintaining a strong balance sheet and liquidity levels;
•expanding the availability of our more affordable Smart Series homes; and
•emphasizing customer service, product quality and design, and premier locations.

However, we can provide no assurance that the positive trends reflected in our financial and operating metrics in 2019 and 2020 will continue in 2021, especially given the uncertainties caused by the COVID-19 pandemic, including the timing and extent of the associated decline in economic activity and subsequent recovery.
Sales and Marketing
During 2020, we continued to focus our marketing efforts on first-time and move-up homebuyers, including home designs targeted to first-time, millennial and empty-nester homebuyers. We market and sell our homes primarily under the M/I Homes brand. Our marketing efforts are directed at driving interest in and preference for the M/I Homes brand over other homebuilders or the resale market.
We provide our homebuyers with the following products, programs and services which we believe differentiate our brand: (1) homes with high quality construction located in attractive areas and desirable communities that are supported by our transferable structural warranty, which is a 15-year warranty in all of our markets other than Texas and a 10-year warranty in our Texas markets; (2) our Whole Home Building Standards which are designed to deliver features and benefits that satisfy the buyer’s expectation for a better-built home, including a more eco-friendly and energy efficient home that we believe will generally save our customers up to 30% on their energy costs compared to a home that is built to minimum code requirements; (3) our Design Studios and Design Consultants that assist our homebuyers in selecting product and design options; (4) fully furnished model homes and highly-trained sales consultants to build the buyer’s confidence and enhance the quality of the homebuying experience; (5) our mortgage financing programs that we offer through M/I Financial, including competitive fixed-rate and adjustable-rate loans; (6) our Ready Now Homes program which offers homebuyers the opportunity to close on certain new homes in 60 days or less; and (7) our unwavering focus on customer care and customer satisfaction.
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
Our company-employed sales consultants are trained and prepared to meet the buyer’s expectations and build the buyer’s confidence by fully explaining the features and benefits of our homes, helping each buyer determine which home best suits the buyer’s needs, explaining the construction process, and assisting the buyer in choosing the best financing option. We give significant attention to the ongoing training of all sales personnel to assure a high level of professionalism and product knowledge. As of December 31, 2020, we employed 257 home sales consultants.

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
In response to the changing needs of consumers during the COVID-19 pandemic, we made several adjustments to our sales and marketing strategy. First, we encouraged consumers to shop for a new home from the comfort of their existing home by mailing a free VR Headset to them upon request. Each of our home plans was professionally scanned in 3D, creating an immersive Virtual Tour experience. Second, as many consumers expressed discomfort visiting public spaces, we began offering Virtual Appointments. This enabled our New Home Sales Consultants to provide a live home tour while engaging in personalized selling conversation. Finally, we launched flexABILITY across many of our existing home plans which allows our customers to take existing space in the home and create the room they most need, like a home office, classroom, multigenerational suite, or home gym.

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
We offer homes ranging from a base sales price of approximately $200,000 to $1,045,000 and from approximately 1,100 to 5,500 square feet. In addition to single-family detached homes, we also offer attached townhomes in several of our markets. We believe that offering a wide range of homes enables us to attract first-time, millennial, move-up, empty-nester and luxury homebuyers. It is our goal to sell more than one home to our buyers, and we believe we have had success in this strategy.

We devote significant resources to the research, design and development of our homes to meet the demands of our buyers and evolving market requirements. For example, in 2020, our customers expressed increased interest in additional bedroom suite opportunities on the main floor, open bright spaces, improved work-from-home spaces and get-away spaces within the home such as lofts or bonus room options. Across all of our divisions, we currently offer over 600 different floor plans designed to reflect current lifestyles and design trends.
We continue to change and update our plan portfolio based on trends and market conditions. In addition, we continue to develop new floor plans and communities specifically for the growing empty-nester market. These plans (primarily ranch and main floor master bedroom type plans) focus on move-down buyers, are smaller in size, and feature outdoor living potential, fewer bedrooms, and better community amenities. Our homebuilding divisions often share successful plans with other divisions, when appropriate.
We have successfully implemented our “Smart Series” across all of our divisions, and it represented approximately 34% of our total sales for the year ended December 31, 2020. Our “Smart Series” is intended to offer buyers excellent value, great locations, and pre-selected packages of upgraded finishes and appliances. Our “Smart Series” targets entry-level and move-down buyers and focuses significant attention on affordability, livability and offering some design flexibility to our customers. This series has become an important and successful part of our overall product lineup. Within the last year, we introduced several new townhome options into the Smart Series Collections. Our new townhome Smart Series programs are intended to be more affordable and take advantage of higher-density opportunities as stand-alone communities or paired with our conventional Smart Series single-family neighborhoods.
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
We begin construction on a majority of our homes after we have obtained a sales contract and preliminary oral confirmation from the buyer’s lender that financing should be approved. In certain markets, contracts may be accepted contingent upon the sale of an existing home, and construction may be authorized through a certain phase prior to satisfaction of that contingency. The construction of our homes typically takes approximately four to six months from the start of construction to completion of the home, depending on the size and complexity of the particular home being built, weather conditions, and the availability of labor, materials, and supplies. We also construct inventory homes (i.e., homes started in the absence of an executed contract) to facilitate delivery of homes on an immediate-need basis under our Ready Now Homes program and to provide presentation of new products. For some prospective buyers, selling their existing home has become a less predictable process and, as a result, when they sell their home, they often need to find, buy and move into a new home in 60 days or less. Other buyers simply prefer the certainty provided by being able to fully visualize a home before purchasing it. Of the total number of homes closed in both 2020 and 2019, 49% were inventory homes which include both homes started as inventory homes and homes that started under a contract that were later cancelled and became inventory homes as a result.
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
Backlog consists of homes that are under contract but have not yet been delivered. Ending backlog represents the number of homes in backlog from the previous period plus the number of net new contracts (new contracts for homes less cancellations) generated during the current period minus the number of homes delivered during the current period. The backlog at any given time will be affected by cancellations. Due to the seasonality of the homebuilding industry, the number of homes delivered has historically increased from the first to the fourth quarter in any year. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, our results for the year ended December 31, 2020 may not necessarily be indicative of the results that we may achieve in future periods.
As of December 31, 2020, we had a total of 4,389 homes in backlog with an aggregate sales value of $1.8 billion, in various stages of completion, including homes that are under contract but for which construction had not yet begun. As of December 31, 2019, we had a total of 2,671 homes in backlog, with an aggregate sales value of $1.1 billion. Homes included in year-end backlog are typically included in homes delivered in the subsequent year.
Warranty
We provide certain warranties in connection with our homes and also perform inspections with the buyer of each home immediately prior to delivery and as needed after a home is delivered. The Company offers both a transferable limited warranty program (“Home Builder’s Limited Warranty”) and a transferable structural limited warranty. The Home Builder’s Limited Warranty covers construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause. The structural warranty is for 10 or 15 years for homes sold after December 1, 2015 and 10 or 30 years for homes sold after April 25, 1998 and on or before December 1, 2015. We also pass along to our homebuyers all warranties provided by the manufacturers or suppliers of components installed in each home. Although our subcontractors are generally required to repair and replace any product or labor defects during their respective warranty periods, we are ultimately responsible to the homeowner for making such repairs during our applicable warranty period. Accordingly, we have estimated and established reserves for both our Home Builder’s Limited Warranty and potential future structural warranty costs based on the number of home deliveries and historical data trends for our communities. In the case of the structural warranty, we also employ an actuary to assist in the determination of our future costs on an annual basis. Our warranty expense (excluding stucco-related repair costs in certain of our Florida communities in 2020 and 2018 (as more fully discussed in Note 8 to our Consolidated Financial Statements)) was approximately 0.7% of total housing revenue in both 2020 and 2019, and 0.8% of total housing revenue in 2018.
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
In 2020, we continued to increase our investments in land acquisition, land development and housing inventory to meet demand and expand our operations in certain markets. In 2020 and 2019, we developed over 83% and 81%, respectively, of our lots internally, primarily due to a lack of availability of developed lots in desirable locations in the market. Raw land that requires development generally remains more available. In order to minimize our investment and risk of large exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the cost of land investment and development through joint ownership and development agreements, joint ventures, and other similar arrangements. For joint venture arrangements where a special purpose entity is established to own the property, we enter into limited liability company or similar arrangements (“LLCs”) with the other partners. Further details relating to our joint venture arrangements are included in Note 6 to our Consolidated Financial Statements.
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
In the normal course of our homebuilding business, we balance the economic risk of owning lots and land with the necessity of having lots available for construction of our homes. The following table sets forth our land position in lots (including lots held in joint venture arrangements) at December 31, 2020:

	Lots Owned
Region	Developed Lots	Lots Under Development	Undeveloped Lots (a)	Total Lots Owned	Lots Under Contract	Total
Northern	3,193	370	3,223	6,786	7,801	14,587
Southern	2,289	1,878	5,846	10,013	14,909	24,922
Total	5,482	2,248	9,069	16,799	22,710	39,509
(a)Includes our interest in raw land held by joint venture arrangements expected to be developed into 700 lots.
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
We also provide title and closing services to purchasers of our homes through our 100%-owned subsidiaries, TransOhio Residential Title Agency Ltd., M/I Title Agency Ltd., and M/I Title LLC. Through these entities, we serve as a title insurance agent by providing title insurance policies and examination and closing services to purchasers of our homes in the Columbus, Cincinnati, Minneapolis/St. Paul, Tampa, Orlando, Sarasota, San Antonio, Houston, Dallas/Fort Worth, Austin and Indianapolis markets.  In addition, TransOhio Residential Title Agency Ltd. provides examination and title insurance services to our housing markets in the Raleigh, Charlotte and Chicago markets. We assume no underwriting risk associated with the title policies.

Corporate Operations
Our corporate operations and home office are located in Columbus, Ohio, where we perform the following functions at a centralized level:
•establish strategy, goals and operating policies;
•ensure brand integrity and consistency across all local and regional communications;
•monitor and manage the performance of our operations;
•allocate capital resources;
•provide financing and perform all cash management functions for the Company, and maintain our relationship with lenders;
•maintain centralized information and communication systems; and
•maintain centralized financial reporting, internal audit functions, and risk management.
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
Our financial services operations compete with other mortgage lenders to arrange financings for homebuyers. Principal competitive factors include pricing, mortgage loan terms, underwriting criteria, interest rates, customer service and other features of mortgage loan products available to the consumer.
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
Our homebuilding operations are also subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building, design, construction, sales, and similar matters. These regulations increase the cost to produce and market our products, and in some instances, delay our developers’ ability to deliver finished lots to us. Counties and cities in which we build homes have at times declared moratoriums on the issuance of building permits and imposed other restrictions in the areas in which sewage treatment facilities and other public facilities do not reach minimum standards. In addition, our homebuilding operations are regulated in certain areas by restrictive zoning and density requirements that limit the number of homes that can be built within the boundaries of a particular area. We may also experience extended timelines for receiving required approvals from municipalities or other government agencies that can delay our anticipated development and construction activities in our communities. During 2020, due to the COVID-19 pandemic, we experienced some delays in receiving governmental and municipality approvals and expect that trend to continue.
Our mortgage company and title insurance agencies are subject to various local, state and federal statutes, ordinances, rules and regulations (including requirements for participation in programs offered by FHA, VA, USDA, Ginnie Mae, Fannie Mae and Freddie Mac). These regulations restrict certain activities of our financial services operations as further described in our description of “Risk Factors” below in Item 1A. In addition, our financial services operations are subject to regulation at the state and federal level, including regulations issued by the Consumer Financial Protection Bureau, with respect to specific origination, selling and servicing practices.
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

Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, our results for the year ended December 31, 2020 are not necessarily indicative of the results that we may achieve in future periods.
Human Capital
At December 31, 2020, we employed 1,515 people (including part-time employees), including 1,201 in homebuilding operations, 206 in financial services and 108 in management and administrative services. None of our employees are represented by a collective bargaining agreement.
We believe that our employees are our most important resource. To fuel our success, we seek to recruit the best talent in the homebuilding industry, whether they be new or seasoned homebuilding professionals, and advance all of our employees through training, development, mentoring, and career advancement. Our workforce development strategy is rooted in building a workforce in which individuals from a diverse mix of backgrounds, experiences and talents can thrive and contribute. We recognize the value of creating a collaborative, inclusive workplace, and to help foster such an environment, we promote a culture of mutual understanding and respect among employees, customers and building partners.

We believe in developing each employee’s professional skill set and promoting career development. Our operating divisions assign training to our employees based upon their particular roles and responsibilities. In addition, all of our employees must adhere to our code of conduct and participate in mandatory company-wide training sessions to ensure all employees follow the same set of safety and ethical standards. These training sessions cover topics such as workplace safety, cyber security, risk mitigation, harassment and discrimination.

We pay our employees competitively and offer a comprehensive set of benefits to full-time employees, including a 401(k) Profit Sharing Plan to help employees plan for retirement, which we believe are competitive with others in our industry.

During 2020, in response to the COVID-19 pandemic, we implemented numerous safety protocols and procedures to protect our employees, customers and building partners, including complying with social distancing and other health and safety standards required by federal, state and local government agencies and taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we modified the way we conduct many aspects of our business to reduce the number of in-person interactions. We implemented appointment-only customer interactions and sold homes via our digital platform and virtual correspondence. Our mortgage operations were also able to continue to close loans, at times utilizing drive-through closings. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided in our description of “Risk Factors” below in Item 1A.

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

Item 1A. RISK FACTORS
Our future business, results of operations, financial condition, prospects and cash flows and the market price for our securities are subject to numerous risks, many of which are driven by factors that we cannot control. The following cautionary discussion of risks, uncertainties and assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not currently determined to be material, could also adversely affect our business, results of operations, financial condition, prospects and cash flows and the market price for our securities. Also see “Special Note of Caution Regarding Forward-Looking Statements” above.
Risks Related to Our Business and Industry
Although the homebuilding industry generally experienced improved conditions in 2020, a deterioration in industry conditions or in broader economic conditions could have adverse effects on our business and results of operations.

The homebuilding industry is cyclical and affected by changes in general economic, real estate and other business conditions that could adversely affect our results of operations, financial condition and cash flows. Certain economic, real estate and other business conditions that have significant effects on the homebuilding industry include:
•employment levels and job and personal income growth;
•availability and pricing of financing for homebuyers;
•short and long-term interest rates;
•overall consumer confidence and the confidence of potential homebuyers in particular;
•demographic trends;
•changes in energy prices;
•housing demand from population growth, household formation and other demographic changes, among other factors;
•U.S. and global financial system and credit market stability;
•private party and governmental residential consumer mortgage loan programs, and federal and state regulation of lending and appraisal practices;
•federal and state personal income tax rates and provisions, including provisions for the deduction of residential consumer mortgage loan interest payments and other expenses;
•the supply of and prices for available new or existing homes (including lender-owned homes acquired through foreclosures and short sales) and other housing alternatives, such as apartments and other residential rental property;
•homebuyer interest in our current or new product designs and community locations, and general consumer interest in purchasing a home compared to choosing other housing alternatives; and
•real estate taxes.
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
While the absorption pace of our new contracts per community improved in 2020 compared to 2019, a decline in sales activity could adversely affect our results of operations, financial condition and cash flows.

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
The homebuilding industry is fragmented and highly competitive. We compete with numerous public and private homebuilders, including some that are substantially larger than us and may have greater financial resources than we do. We also compete with community developers and land development companies, some of which are also homebuilders or affiliates of homebuilders. Homebuilders compete for customers, land, building materials, subcontractor labor and financing. Competition for home orders is primarily based upon home sales price, location of property, home style, financing available to prospective homebuyers, quality of homes built, customer service and general reputation in the community, and may vary by market, sub-market and even by community. Additionally, competition within the homebuilding industry can be impacted by an excess supply of new and existing homes available for sale resulting from a number of factors including, among other things, increases in unsold started homes available for sale and increases in home foreclosures. Increased competition may cause us to decrease our home sales prices and/or increase home sales incentives in an effort to generate new home sales and maintain homes in backlog until they close. Increased competition can also result in us selling fewer homes or experiencing a higher number of cancellations by homebuyers. These competitive pressures may negatively impact our future financial and operating results.
Through our financial services operations, we also compete with numerous banks and other mortgage bankers and brokers, some of which are larger than us and may have greater financial resources than we do. Competitive factors that affect our financial services operations include pricing, mortgage loan terms, underwriting criteria and customer service. To the extent that we are unable to adequately compete with other companies that originate mortgage loans, the results of operations from our mortgage operations may be negatively impacted.
A reduction in the availability of mortgage financing or a significant increase in mortgage interest rates or down payment requirements could adversely affect our business.
Any reduction in the availability of the financing provided by Fannie Mae and Freddie Mac could adversely affect interest rates, mortgage availability and our sales of new homes and origination of mortgage loans.
FHA and VA mortgage financing support remains an important factor in marketing our homes. Any increases in down payment requirements, lower maximum loan amounts, or limitations or restrictions on the availability of FHA and VA financing support could adversely affect interest rates, mortgage availability and our sales of new homes and origination of mortgage loans.
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
Our operations depend on our ability to obtain land for the development of our communities at reasonable prices and with terms that meet our underwriting criteria. Our ability to obtain land for new communities may be adversely affected by changes in the general availability of land, the willingness of land sellers to sell land at reasonable prices, competition for available land, availability of financing to acquire land, zoning, regulations that limit housing density and other market conditions. If the supply of land, and especially developed lots, appropriate for development of communities is limited because of these factors, or for any other reason, the number of homes that we build and sell may decline. To the extent that we are unable to timely purchase land or enter into new contracts for the purchase of land at reasonable prices, our revenue and results of operations could be negatively impacted and/or we could be required to scale back our operations in a given market.
During 2020, we experienced increased land prices but were generally able to offset the increase through increased prices and lower construction costs.

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
The residential construction industry experiences labor and material shortages and risks from time to time, including: work stoppages; labor disputes; shortages in qualified subcontractors and construction personnel; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and delays in availability, or fluctuations in prices, of building materials. These labor and material shortages and risks can be more severe during periods of strong demand for housing or during periods when the markets in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. Any of these circumstances could delay the start or completion of our communities, increase the cost of developing one or more of our communities and increase the construction cost of our homes. To the extent that market conditions prevent the recovery of increased costs, including, among other things, subcontracted labor, developed lots, building materials, and other resources, through higher sales prices, our gross margins from home sales and results of operations could be adversely affected.
Due to the strong housing demand in 2020, we experienced periodic disruptions in our supply chain, including the availability of skilled labor and the timely availability of certain finishing products such as cabinets and appliances, which have lengthened the production cycles in certain markets. In 2020, we were able to manage these disruptions, but we cannot predict whether any widespread supply chain disruptions will occur in 2021 or the extent to which any such disruptions will affect our business in 2021.
Increased costs of lumber, framing, concrete, steel and other building materials increase our construction costs. Although the cost of lumber increased during 2020, we were able to minimize the effect of the cost increases by increased prices and implementing other cost saving changes. Any future increased costs would put downward pressures on our gross margin if we are unable to continue to increase prices or manage through other cost saving changes. However, we are generally unable to pass on increases in construction costs to customers who have already entered into sales contracts, as those sales contracts generally fix the price of the homes at the time the contracts are signed, which may occur before construction begins.
We depend on the continued availability of and satisfactory performance of subcontracted labor for the construction of our homes and to provide related materials. As noted above, we have experienced, and may continue to experience, skilled labor and material shortages in certain of our markets as supply adjusts to demand. The cost of labor may also be adversely affected by shortages of qualified subcontractors and construction personnel, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. We cannot provide any assurance that there will be a sufficient supply of materials or a sufficient supply of, or satisfactory performance by, these unaffiliated third-party subcontractors, which could have a material adverse effect on our business.

Tax law changes could make home ownership more expensive and/or less attractive.
If the federal government or a state government changes its income tax laws by eliminating or substantially reducing the income tax benefits associated with homeownership, such as personal tax deductions for mortgage loan interest and real estate taxes, the after-tax cost of owning a home could measurably increase. Any such increases, in addition to increases in personal income tax rates, could adversely impact demand for and/or selling prices of new homes, including our homes, and the effect on our consolidated financial statements could be adverse and material.
We may not be able to offset the impact of inflation through price increases.

Inflation can have a long-term adverse impact on us because if the costs of land, materials and labor increase, we would need to increase the sale prices of our homes to maintain satisfactory margins. In a highly inflationary environment, we may not be able to raise home prices enough to keep pace with the increased costs of land and house construction, which could reduce our profit margins. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on demand for our homes, and would likely also increase our cost of capital.
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
M/I Financial originates mortgages, primarily for our homebuilding customers. A portion of the mortgage loans originated are sold on a servicing released, non-recourse basis, although M/I Financial remains liable for certain limited representations and warranties, such as fraud, and warranties related to loan sales. Accordingly, mortgage investors have in the past and could in the future seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties. There can be no assurance that we will not have significant liabilities in respect of such claims in the future, which could exceed our reserves, or that the impact of such claims on our results of operations will not be material.

Homebuilding is subject to construction defect, product liability and warranty claims that can be significant and costly.
As a homebuilder, we are subject to construction defect, product liability and warranty claims in the ordinary course of business. These claims are common in the homebuilding industry and can be significant and costly. We and many of our subcontractors have general liability, property, workers compensation and other business insurance. This insurance is intended to protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. The availability of insurance for construction defects, and the scope of the coverage, are currently limited and the policies that can be obtained are costly and often include exclusions. There can be no assurance that coverage will not be further restricted or become more costly. Also, at times we have waived certain provisions of our customary subcontractor insurance requirements, which increases our and our insurers’ exposure to claims and increases the possibility that our insurance will not cover all the costs we incur.

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

We rely on subcontractors to construct our homes, and in many cases, to select and obtain building materials. Despite our detailed specifications and quality control procedures, in some cases, it may be determined that subcontractors used improper construction processes or defective materials in the construction of our homes. Although our subcontractors have principal responsibility for defects in the work they do, we have ultimate responsibility to the homebuyers. When we identify these defects, we repair them in accordance with our warranty obligations. Improper construction processes and defective products widely used in the homebuilding industry can result in the need to perform extensive repairs to large numbers of homes. The cost of complying with our warranty obligations may be significant if we are unable to recover the cost of repairs from subcontractors, materials suppliers and insurers.

We also can suffer damage to our reputation, and may be exposed to possible liability, if subcontractors fail to comply with applicable laws, including laws involving things that are not within our control. When we learn about potentially improper practices by subcontractors, we try to cause the subcontractors to discontinue them. However, we may not always be able to cause our subcontractors to discontinue potentially improper practices, and even when we can, we may not be able to avoid claims against us for personal injury, property damage or other losses relating to prior actions of our subcontractors.

Risks Related to Indebtedness and Financing

The terms of our indebtedness may restrict our ability to operate and, if our financial performance declines, we may be unable to maintain compliance with the covenants in the documents governing our indebtedness.
Our $500 million unsecured revolving credit facility dated July 18, 2013, as amended, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly-owned homebuilding subsidiaries (the “Credit Facility”), the indenture governing our 4.95% Senior Notes due 2028 (the “2028 Senior Notes”) and the indenture governing our 5.625% Senior Notes due 2025 (the “2025 Senior Notes”) impose restrictions on our operations and activities. These restrictions and/or our failure to comply with the terms of our indebtedness could have a material adverse effect on our results of operations, financial condition and ability to operate our business.

Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to a minimum consolidated tangible net worth requirement, a minimum interest coverage ratio or liquidity requirement, and a maximum leverage ratio. Failure to comply with these covenants or any of the other restrictions of the Credit Facility, whether because of a decline in our operating performance or otherwise, could result in a default under the Credit Facility. If a default occurs, the affected lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable, which could cause a default under the documents governing any of our other indebtedness that is then outstanding if we are not able to repay such indebtedness from other sources. If this happens and we are unable to obtain waivers from the required lenders, the lenders could exercise their rights under the documents governing our indebtedness, including forcing us into bankruptcy or liquidation.
The indentures governing the 2028 Senior Notes and the 2025 Senior Notes also contain covenants that may restrict our ability to operate our business and may prohibit or limit our ability to grow our operations or take advantage of potential business opportunities as they arise. Failure to comply with these covenants or any of the other restrictions or covenants contained in the indentures governing the 2028 Senior Notes and/or the 2025 Senior Notes could result in a default under the applicable indenture, in which case holders of the 2028 Senior Notes and/or the 2025 Senior Notes may be entitled to cause the sums evidenced by such notes to become due immediately. This acceleration of our obligations under the 2028 Senior Notes and the 2025 Senior Notes could force us into bankruptcy or liquidation and we may be unable to repay those amounts without selling substantial assets, which might be at prices well below the long-term fair values and carrying values of the assets. Our ability to comply with the foregoing restrictions and covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
Our indebtedness could adversely affect our financial condition, and we and our subsidiaries may incur additional indebtedness, which could increase the risks created by our indebtedness.
As of December 31, 2020, we had approximately $646.2 million of indebtedness (net of debt issuance costs), excluding issuances of letters of credit, our $125 million secured mortgage warehousing agreement, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”) and our $90 million mortgage repurchase facility, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”), and we had $439.0 million of remaining availability for borrowings under the Credit Facility. In addition, under the terms of the Credit Facility, the indentures governing the 2028 Senior Notes and the 2025 Senior Notes and the documents governing our other indebtedness, we have the ability, subject to applicable debt covenants, to incur additional indebtedness. The incurrence of additional indebtedness could magnify other risks related to us and our business. Our indebtedness and any future indebtedness we may incur could have a significant adverse effect on our future financial condition.
For example:
•a significant portion of our cash flow may be required to pay principal and interest on our indebtedness, which could reduce the funds available for working capital, capital expenditures, acquisitions or other purposes;
•borrowings under the Credit Facility bear, and borrowings under any new facility could bear, interest at floating rates, which could result in higher interest expense in the event of an increase in interest rates;
•the terms of our indebtedness could limit our ability to borrow additional funds or sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;
•our debt level and the various covenants contained in the Credit Facility, the indentures governing our 2028 Senior Notes and 2025 Senior Notes and the documents governing our other indebtedness could place us at a relative competitive disadvantage compared to some of our competitors; and
•the terms of our indebtedness could prevent us from raising the funds necessary to repurchase all of the 2028 Senior Notes and the 2025 Senior Notes tendered to us upon the occurrence of a change of control, which, in each case, would constitute a default under the applicable indenture, which in turn could trigger a default under the Credit Facility and the documents governing our other indebtedness.
In the ordinary course of business, we are required to obtain performance bonds from surety companies, the unavailability of which could adversely affect our results of operations and/or cash flows.
As is customary in the homebuilding industry, we are often required to provide surety bonds to secure our performance under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies and sureties to issue performance bonds. If we cannot obtain surety bonds when required, our results of operations and/or cash flows could be adversely impacted.

The M/I Financial warehouse facilities will expire in 2021.
M/I Financial uses two mortgage warehouse facilities to finance eligible residential mortgage loans originated by M/I Financial, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility. These facilities will expire on May 28, 2021 and October 25, 2021, respectively. If we are unable to renew or replace the warehousing facilities when they mature, the activities of our financial services segment could be impeded and our home sales and our homebuilding and financial services results of operations may be adversely affected.
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
M/I Financial sells a portion of the loans originated on a servicing released, non-recourse basis, although M/I Financial remains liable for certain limited representations and warranties related to loan sales and for repurchase obligations in certain limited circumstances. If M/I Financial is unable to sell loans to viable purchasers in the marketplace, our ability to originate and sell mortgage loans at competitive prices could be limited which would negatively affect our operations and our profitability. Additionally, if the secondary mortgage market declines significantly, our ability to sell mortgages could be adversely impacted and we would be required to make arrangements with banks or other financial institutions to fund our buyers’ closings. If we became unable to sell loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac or issue Ginnie Mae securities, we would have to modify our origination model, which, among other things, could significantly reduce our ability to sell homes.
Regulatory and Legal Risks

We can be injured by failures of persons who act on our behalf to comply with applicable regulations and guidelines.
There are instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable regulations or guidelines. When we become aware of practices relating to homes we build or financing we provide that do not comply with applicable laws, rules or regulations, we actively move to stop the non-complying practices as soon as possible. However, regardless of the steps we take after we become aware of practices that do not comply with applicable laws, rules or regulations, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices having taken place.

We could be adversely affected by efforts to impose joint employer liability on us for labor law violations committed by our subcontractors.
Our homes are constructed by employees of subcontractors and other parties. We have limited ability to control what these parties pay their employees or the rules they impose on their employees. However, various governmental agencies may seek to hold parties like us responsible for violations of wage and hour laws and other labor laws by subcontractors. The National Labor Relations Board (“NLRB”) has revised its joint employer standard a number of times over the last few years and may do so again in future periods. Future rulings by the NLRB or other courts or governmental agencies could make us responsible for labor violations committed by our subcontractors. Governmental rulings that hold us responsible for labor practices by our subcontractors could create substantial exposures for us under our subcontractor relationships.
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
We must also obtain licenses, permits and approvals from various governmental authorities in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. Municipalities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, municipalities may enact growth control initiatives, which restrict the number of building permits available in a given year. In addition, we may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. If municipalities in which we operate take actions like these, it could have an adverse effect on our business by causing delays, increasing our costs, or limiting our ability to operate in those municipalities.
We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs or, in some cases, cause us to determine that certain property is not feasible for development.
Government restrictions, standards, or regulations intended to reduce greenhouse gas emissions or potential climate change impacts are likely to result in restrictions on land development in certain areas and may increase energy, transportation, or raw material costs, which could reduce our gross margins and adversely affect our business.
Our results of operations, financial condition and cash flows could be adversely affected if pending or future legal claims against us are not resolved in our favor.
In addition to the legal proceedings related to stucco discussed above, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the costs to resolve these legal proceedings ultimately may exceed the recorded estimates and, therefore, have a material adverse effect on the Company’s results of operations, financial condition, and cash flows.

Similarly, if additional legal proceedings are filed against us in the future, including with respect to stucco installation in our Florida communities, the negative outcome of one or more of such legal proceedings could have a material adverse effect on our results of operations, financial condition and cash flows.

General Risk Factors
Because of the seasonal nature of our business, our quarterly operating results can fluctuate.
We have historically experienced noticeable seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes delivered and associated home sales revenue have increased during the third and fourth quarters, compared with the first and second quarters. We believe that this type of seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring and summer with deliveries scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets. There can be no assurance that this seasonality pattern will continue to exist in future reporting periods. In addition, as a result of such variability, our historical performance may not be a meaningful indicator of future results.
Damage to our corporate reputation or brand from negative publicity could adversely affect our business, financial results and/or stock price.
Adverse publicity related to our company, industry, personnel, operations or business performance may cause damage to our corporate reputation or brand and may generate negative sentiment, potentially affecting the performance of our business or our stock price, regardless of its accuracy. Negative publicity can be disseminated rapidly through digital platforms, including social media, websites, blogs and newsletters. Customers and other interested parties value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction, and our success in preserving our brand image depends on our ability to recognize, respond to and effectively manage negative publicity in a rapidly changing environment. Adverse publicity or unfavorable commentary from any source could damage our reputation, reduce the demand for our homes or negatively impact the morale and performance of our employees, which could adversely affect our business.
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
We use information technology, digital communications and other computer resources to carry out important operational and marketing activities and to maintain our business records. We have implemented systems and processes intended to address ongoing and evolving cyber security risks, secure our information technology, applications and computer systems, and prevent unauthorized access to or loss of sensitive, confidential and personal data. We also provide regular personnel awareness training regarding potential cyber security threats, including the use of internal tips, reminders and phishing assessments, to help ensure employees remain diligent in identifying potential risks. In addition, we have deployed monitoring capabilities to support early detection, internal and external escalation, and effective responses to potential anomalies. Many of our information technology and other computer resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. We also rely upon our third-party service providers to maintain effective cyber security measures to keep our information secure and to carry cyber insurance. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, hacking, employee error, system error and faulty password management.
Our ability to conduct our business may be impaired if these informational technology and computer resources, including our website, are compromised, degraded or damaged or if they fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure or intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. A significant disruption in the functioning of these resources, or breach thereof, including our website, could damage our reputation and cause us to lose customers, sales and revenue.

In addition, breaches of our information technology systems or data security systems, including cyber attacks, could result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information (including information we collect and retain in connection with our business about our homebuyers, business partners and employees), and require us to incur significant expense (that we may not be able to recover in whole or in part from our service providers or responsible parties, or their or our insurers) to address and remediate or otherwise resolve. The unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying or confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses and charges recorded against our earnings, could have a material and adverse effect on our financial position, results of operations and cash flows and harm our reputation. In addition, the costs of maintaining adequate protection against such threats, based on considerations of their evolution, increasing sophistication, pervasiveness and frequency and/or increasingly demanding government-mandated standards or obligations regarding information security and privacy, could be material to our consolidated financial statements in a particular period or over various periods.
We depend on the services of certain key employees, and the loss of their services could hurt our business.
Our success depends, in part, on our ability to attract, train and retain skilled personnel. If we are unable to retain our key employees or attract, train and retain other skilled personnel in the future, our operations could be materially and adversely impacted and we may incur additional expenses to identify and train new personnel.
Risks Related to the COVID-19 Pandemic and Other External Factors

Our business could be materially and adversely disrupted by COVID-19 or another epidemic, pandemic or similar public health issue, or fear of such an event, and the measures that international, federal, state and local public health and governmental authorities implement to address it.

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

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency, and several states and municipalities have declared public health emergencies. Numerous international, federal, state and local public health and governmental authorities have taken extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19, including quarantines, “stay-at-home” orders, social distancing guidelines and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

In response, we have undertaken a number of actions to help ensure the health and safety of our employees, customers, and building partners and comply with health and safety standards required by governmental authorities. While necessary and appropriate, these actions, together with the unprecedented uncertainty resulting from the COVID-19 pandemic and related factors, impacted our ability to operate our business in the ordinary course consistent with past practices and caused our sales pace to significantly decline, our cancellation rate to significantly increase and our home construction and deliveries in certain of our markets to be delayed commencing in the latter half of March 2020 and continuing through April 2020. Conditions started to improve in May 2020 as state and local governments began to ease public health restrictions and we gradually resumed many of our normal operations and our sales and closings have rebounded significantly since May 2020. However, the potential magnitude and duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 are uncertain, and we can provide no assurance that the positive trends we have experienced since May 2020 will continue. In addition, we can provide no assurance that the COVID-19 public health effort will not be intensified to such an extent that we will not be able to conduct any business operations in certain of our markets or at all for an indefinite period, particularly in response to any resurgence in COVID-19 cases, whether due to the spread of variants of the virus or otherwise.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to purchasing a home, cause civil unrest, and/or precipitate a prolonged economic downturn, rise in unemployment and/or tempering of wage growth, any of which could lower demand for our homes and/or impair our ability to sell and build homes in a typical manner or at all, generate revenues and cash flows, and/or access the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of labor and subcontractors; and/or result in us recognizing material charges in future periods for inventory impairments or land option contract abandonments, or both. The unprecedented uncertainty surrounding COVID-19, due, in part, to rapidly changing governmental directives, public health challenges and progress, macroeconomic consequences and market reactions thereto also makes it more challenging for us to estimate the future performance of our business and develop strategies to generate growth and achieve our objectives.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we could experience, among other things, increases in our cancellation rate and decreases in our new contracts, homes delivered, revenues and profitability, as we experienced in the first several weeks of our second quarter of 2020. Such impacts could be material to our business, results of operations, financial condition and cash flows in 2021 and subsequent reporting periods. We could also be forced to reduce our average selling prices to generate demand or in response to actions taken by our competitors. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our markets, we could generate few or no new contracts and deliver few, if any, homes during the applicable period, which could be prolonged. Also, if there are prolonged government restrictions on our business and customers and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business, comply with the covenants and other requirements under our Credit Facility, indentures governing our senior notes, mortgage financing arrangements, land contracts due to land sellers and other loans and/or service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity and ability to access additional liquidity sources and/or trigger an acceleration to pay a significant portion or all of our then-outstanding indebtedness, which we may be unable to do.

Item 1B.UNRESOLVED STAFF COMMENTS
None.
Item 2.PROPERTIES
On January 30, 2019, we entered into a lease for a new home office in Columbus, Ohio. This lease commenced on June 29, 2020. We lease all of our other offices (see Note 9 to our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding our office leases).
Due to the nature of our business, a substantial amount of property is held as inventory in the ordinary course of business. See “Item 1. BUSINESS – Land Acquisition and Development” and “Item 1. BUSINESS – Backlog.”
Item 3.LEGAL PROCEEDINGS
The Company’s legal proceedings are discussed in Note 8 to the Company’s Consolidated Financial Statements.
Item 4. MINE SAFETY DISCLOSURES
None.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Shares and Dividends
The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.” As of February 17, 2021, there were approximately 446 record holders of the Company’s common shares. At that date, there were 30,137,141 common shares issued and 29,109,685 common shares outstanding.
Performance Graph
The following graph illustrates the Company’s performance in the form of cumulative total return to holders of our common shares for the last five calendar years through December 31, 2020, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Stock Index and the Standard & Poor’s 500 Homebuilding Index.

Comparison of Cumulative Year Total Return
Index Value
200
180
160
140
120
100
80
60
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
M/I Homes, Inc.
S&P 500
S&P 500 Homebuilding Index

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
M/I Homes, Inc.	$100.00	$114.87	$156.93	$95.89	$179.52	$202.05
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P 500 Homebuilding Index	100.00	91.21	158.11	107.11	161.53	201.08

Share Repurchases
There were no repurchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s common shares during the fourth quarter of the fiscal year ended December 31, 2020.
ITEM 6.  SELECTED FINANCIAL DATA
Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having sold over 127,650 homes since commencing homebuilding activities in 1976. The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; and Charlotte and Raleigh, North Carolina.
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

As of December 31, 2020, our projections generally assume a gradual improvement in market conditions. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of December 31, 2020, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums.
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
RESULTS OF OPERATIONS
Overview
For the year ended December 31, 2020, we achieved record levels of new contracts, homes delivered, revenue and income before income taxes. We also achieved record levels of backlog sales value at December 31, 2020. Our improved profitability is attributable primarily to the increase in homes delivered, improved margins and overhead leverage. Additionally, our complementary financial services business also achieved record revenue and income before income taxes, and originated a record number of loans in 2020, while benefiting from a higher margin per loan throughout the year.

Following a substantial decline in new contracts in the latter half of March and April as a result of the COVID-19 pandemic, we experienced a sharp recovery and an increase in sales activity commencing in May as pandemic-related restrictions began to ease. This trend of increasing sales volume continued through our third and fourth quarters, resulting in the Company achieving a record for new contracts in 2020, along with records in a number of other operating and financial metrics described below. We believe that the homebuilding industry benefited from record-low interest rates, a continued undersupply of available homes and a desire of many consumers to move from rental apartments and densely populated areas to single family homes in suburban locations. We believe these factors will continue to support demand into 2021, subject to the economic uncertainties caused by the continuing COVID-19 pandemic as well as higher unemployment levels.
During the year ended December 31, 2020, we achieved the following record results in comparison to the year ended December 31, 2019:
•New contracts increased 39% to 9,427 contracts - a record high for our Company
•Homes delivered increased 22% to 7,709 homes - a record high for our Company
•Total sales value in backlog increased 74% to $1.84 billion - a year-end record for our Company
•Revenue increased 22% to $3.05 billion - a record high for our Company
•Income before income taxes increased 87% to $310.0 million - a record high for our Company

In addition to the record results described above, our number of homes in backlog increased 64%, and we achieved net income of $239.9 million in 2020, an 88% increase from the prior year. Our financial services operations also achieved record income before income taxes in 2020, benefiting from an increase in homes closed, the number of mortgages originated and higher margins, as well as technology enabled efficiencies. Our company-wide absorption pace of sales per community in 2020 improved to 3.7 per month compared to 2.6 per month in 2019. Partially as a result of this accelerated sales pace, we sold out of some communities earlier and our number of active communities declined to 202 at the end of 2020 from 225 at the end of 2019. We continued to place additional land under contract for communities that will be brought online in future periods, and controlled approximately 39,500 lots at December 31, 2020. Our ability to timely replace existing communities could further impact our number of active communities. We continue to work to open new communities, and we are also actively managing sales pace, in part by selectively increasing prices, to better match our availability of lots and production schedule.

Summary of Company Financial Results in 2020
The calculations of adjusted income before income taxes, adjusted net income, and adjusted housing gross margin, each of which is a non-GAAP measure, are described and reconciled to income before income taxes, net income, and housing gross margin, respectively, which represent the most directly comparable financial measures calculated in accordance with GAAP, below under “Non-GAAP Financial Measures.”
Income before income taxes for the twelve months ended December 31, 2020 increased 87% from $166.0 million for the year ended December 31, 2019 to $310.0 million for the year ended December 31, 2020. Income before income taxes for 2020 was unfavorably impacted by asset impairment charges of $8.4 million and $0.9 million of stucco-related repair costs (as more fully discussed below and in Note 8 to our Consolidated Financial Statements). Income before income taxes for 2019 was unfavorably impacted by asset impairment charges of $5.0 million and $0.6 million of acquisition-related charges as a result of our acquisition of Pinnacle Homes in March 2018. Excluding these charges in both 2020 and 2019, adjusted income before income taxes increased 86% from $171.7 million in 2019 to $319.3 million in 2020.

In 2020, we achieved net income of $239.9 million, or $8.23 per diluted share, which includes the after-tax impact of both the asset impairment charges and stucco-related charges noted above ($0.22 and $0.02 per diluted share, respectively), compared to net income of $127.6 million, or $4.48 per diluted share in 2019, which includes the after-tax impact of both the asset impairment charges and the acquisition-related charges noted above ($0.13 and $0.02 per diluted share, respectively). Excluding these charges in both periods, adjusted net income increased 87% from $131.9 million ($4.63 per diluted share) in 2019 to $246.9 million ($8.47 per diluted share) in 2020. Our effective tax rate was 22.6% in 2020 compared to 23.2% in 2019.

In 2020, we recorded record total revenue of $3.05 billion, of which $2.94 billion was from homes delivered, $19.2 million was from land sales, and $87.0 million was from our financial services operations. Revenue from homes delivered increased 21% from 2019 driven primarily by the 1,413 additional homes delivered in 2020 (a 22% increase), offset, in part, by a 1% decrease in the average sales price of homes delivered ($3,000 per home delivered), which was primarily the result of the mix of homes delivered. Revenue from land sales decreased $5.4 million from 2019 due primarily to fewer land sales in the current year compared to the prior year. Revenue from our financial services segment increased 57% to $87.0 million in 2020 as a result of an increase in loans closed and sold during the year, in addition to higher margins on loans sold during the period compared to the prior year.

Total gross margin (total revenue less total land and housing costs) increased $186.9 million in 2020 compared to 2019 as a result of a $155.2 million improvement in the gross margin of our homebuilding operations (the sum of housing gross margin and land gross margin) and a $31.7 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $154.7 million, due to the 22% increase in the number of homes delivered, offset partially by an increase of $3.4 million in asset impairment charges. Our housing gross margin percentage improved 210 basis points from 17.9% in the prior year to 20.0% in 2020. Exclusive of the asset impairment charges and stucco-related repair charges in 2020, and the asset impairment charges and acquisition-related charges in 2019, our adjusted housing gross margin percentage improved from 18.1% in 2019 to 20.3% in 2020 as a result of the mix of homes delivered during the period. Our gross margin on land sales (land gross margin) improved $0.5 million in 2020 compared to 2019 as a result of the mix of lots sold in the current year compared to the prior year. The gross margin of our financial services operations increased $31.7 million in 2020 compared to 2019 as a result of increases in the number of loan originations, in addition to higher margins on loans sold during the period, mainly due to a favorable pricing environment.
We opened 69 new communities during 2020. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. As a result, our new contracts and housing gross margin may fluctuate up or down from year to year depending on the mix of communities delivering homes. Due to the increase in demand that we have experienced since May 2020, we are selling through communities faster; therefore, our ability to replace existing communities timely could impact our ability to meet current demand and negatively impact recent growth trends in our number of active communities.
For 2020, selling, general and administrative expense increased $54.7 million, which partially offset the increase in our gross margin discussed above, but declined as a percentage of revenue to 11.7% in 2020 from 12.1% in 2019. Selling expense increased $25.1 million from 2019 and improved as a percentage of revenue to 5.9% in 2020 from 6.2% in 2019. Variable selling expense for sales commissions contributed $24.5 million to the increase due to the higher number of homes delivered during the period, and the remainder was attributable to an increase in non-variable selling expense. General and administrative expense increased $29.6 million compared to 2019 but declined as a percentage of revenue from 5.9% in 2019 to 5.8% in 2020. The dollar increase in general and administrative expense was primarily due to a $15.2 million increase in compensation-related expenses due to our increased headcount and strong financial performance which led to higher incentive-based compensation, a $2.6 million increase in land-related expenses, a $2.4 million increase in costs associated with new information systems, a $1.4 million increase in corporate home office rent-related expenses, a $1.4 million increase in professional fees, a $1.2 million increase in COVID-19-related cleaning expenses, a $1.0 million increase in rent related to our division offices, a $0.8 million increase in advertising expenses, and a $3.6 million increase in miscellaneous expenses.

Outlook
We believe that new home sales will continue to benefit from record-low interest rates, a continued undersupply of available homes and consumer demographics, including a growing number of homebuyers moving from rental apartments and more densely populated areas to single family homes in suburban locations. However, we also expect that overall economic conditions in the United States will continue to be negatively impacted by the COVID-19 pandemic. The extent to which these matters will impact the U.S. economy and level of employment, capital markets, secondary mortgage markets, consumer confidence and availability of mortgage loans to homebuyers, and therefore our operational and financial performance, is highly uncertain and cannot be predicted.

In addition, in the latter part of 2020, we experienced cost increases in certain construction materials, particularly lumber, and are actively managing and monitoring those costs. We have been able to raise home prices in many of our communities to offset these cost increases and preserve or increase our margins. During the second half of 2020, our ability to raise prices, together with cost management, enabled us to achieve a total gross margin percentage of 22.2% for 2020, an improvement of 260 basis points compared to 2019. We may experience future shortages in materials and labor as well as price increases for materials and labor and may not be able to maintain our current level of direct construction costs as a percentage of average sales price. We remain sensitive to changes in market conditions, and continue to focus on controlling overhead leverage and carefully managing our investment in land and land development spending.

Also due to strong overall housing demand, we have experienced periodic disruptions in our supply chain, including the availability of skilled labor and the timely availability of certain finishing products such as cabinets and appliances which have lengthened the production cycles in certain markets. In 2020, we were able to manage through these disruptions but we cannot predict whether any widespread supply chain disruptions will occur in 2021 or the extent to which any such disruptions will affect our business in 2021.

We are also closely monitoring mortgage availability and lending standards. Interest rates remain low, and the decline in mortgage availability and tightening of underwriting standards that we experienced in March 2020 have eased. This tightening did not significantly impact our business during 2020, but it did require us to adjust our deliveries of lower credit quality loans. We adjusted our pre-closing documentation timeframes based on Fannie Mae, Freddie Mac and government agency recommendations.
We expect to continue to emphasize the following strategic business objectives in 2021:
•managing our land spend and inventory levels;
•accelerating the opening of new communities wherever possible;
•maintaining a strong balance sheet and liquidity levels;
•expanding the availability of our more affordable Smart Series homes; and
•emphasizing customer service, product quality and design, and premier locations.

During 2020, we invested $415.0 million in land acquisitions and $318.3 million in land development. We continue to closely review all of our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, including any potential effects as a result of the COVID-19 pandemic, and we will adjust our land and inventory home investment spend accordingly. As a result of the uncertainty of the magnitude and duration of the COVID-19 pandemic, we are not providing land spending estimates for 2021 at this time.
Due to the uncertainty of the current environment, and the unknown effects on the specific timing of opening and closing out communities, we are not providing estimated community count information for 2021 at this time. However, as a result of our accelerated pace of home sales, we are selling through communities at a faster pace, which will make it challenging to increase our number of active communities in 2021. We ended 2020 with approximately 39,500 lots under control, which represents a 5.1 year supply of lots based on 2020 homes delivered, including certain lots that we anticipate selling to third parties. This represents a 19% increase from our approximately 33,300 lots under control at the end of 2019. We opened 69 communities and closed 92 communities in 2020, ending the year with a total of 202 communities, compared to 225 at the end of 2019. Of our total communities at the end of 2020, 62 offered our more affordable Smart Series designs, which are primarily designed for first-time homebuyers.
We believe our ability to design and develop attractive homes in desirable locations at an affordable cost, and to grow our business while also leveraging our fixed costs, has enabled us to maintain and improve our strong financial results. We further believe that we are well positioned with a strong balance sheet to manage through the current economic environment.

See “Item 1A. Risk Factors” for further information regarding the potential impacts of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows.
Segment Reporting
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
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); interest expense; and depreciation and amortization for the years ended December 31, 2020, 2019 and 2018:

	Year Ended
(In thousands)	2020	2019	2018
Revenue:
Northern homebuilding	$1,256,405	$1,027,291	$933,119
Southern homebuilding	1,702,727	1,417,676	1,300,967
Financial services (a)	87,013	55,323	52,196
Total revenue	$3,046,145	$2,500,290	$2,286,282

Gross margin:
Northern homebuilding (b)	$232,915	$182,887	$165,187
Southern homebuilding (c)	356,415	251,217	226,386
Financial services (a)	87,013	55,323	52,196
Total gross margin (b) (c) (d)	$676,343	$489,427	$443,769

Selling, general and administrative expense:
Northern homebuilding	$107,327	$86,648	$79,056
Southern homebuilding	153,854	136,135	130,474
Financial services (a)	33,618	27,973	24,714
Corporate	62,283	51,582	46,364
Total selling, general and administrative expense	$357,082	$302,338	$280,608

Operating income (loss):
Northern homebuilding (b)	$125,588	$96,239	$86,131
Southern homebuilding (c)	202,561	115,082	95,912
Financial services (a)	53,395	27,350	27,482
Less: Corporate selling, general and administrative expense	(62,283)	(51,582)	(46,364)
Total operating income (b) (c) (d)	$319,261	$187,089	$163,161

Interest expense:
Northern homebuilding	$2,465	$7,474	$7,142
Southern homebuilding	4,292	10,250	10,073
Financial services (a)	2,927	3,651	3,269
Total interest expense	$9,684	$21,375	$20,484

Equity in income from joint venture arrangements	$(466)	$(311)	$(312)
Acquisition and integration costs (e)	—	—	1,700

Income before income taxes	$310,043	$166,025	$141,289

Depreciation and amortization:
Northern homebuilding	$3,342	$2,944	$2,448
Southern homebuilding	4,468	4,778	4,472
Financial services	3,034	2,095	1,281
Corporate	6,734	6,133	6,330
Total depreciation and amortization	$17,578	$15,950	$14,531
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.
(b)Includes $0.6 million and $5.1 million of acquisition-related charges taken during 2019 and 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.
(c)The year ended December 31, 2020 includes a $0.9 million net charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed below and in Note 8 to our Consolidated Financial Statements).
(d)For the years ended December 31, 2020, 2019 and 2018, total gross margin and total operating income were reduced by $8.4 million, $5.0 million and $5.8 million, respectively, related to asset impairment charges taken during the period.
(e)Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

The following tables show total assets by segment at December 31, 2020, 2019 and 2018:

	At December 31, 2020
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$5,031	$40,326		$—	$45,357
Inventory (a)	847,524	1,023,727		—	1,871,251
Investments in joint venture arrangements	1,378	33,295		—	34,673
Other assets	37,465	57,588	(b)	596,711	691,764
Total assets	$891,398	$1,154,936		$596,711	$2,643,045

	At December 31, 2019
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,655	$24,877		$—	$28,532
Inventory (a)	783,972	957,003		—	1,740,975
Investments in joint venture arrangements	1,672	36,213		—	37,885
Other assets	21,564	52,662	(b)	223,976	298,202
Total assets	$810,863	$1,070,755		$223,976	$2,105,594

	At December 31, 2018
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$5,725	$27,937		$—	$33,662
Inventory (a)	696,057	944,741		—	1,640,798
Investments in unconsolidated joint ventures	1,562	34,308		—	35,870
Other assets	19,524	43,086	(b)	248,641	311,251
Total assets	$722,868	$1,050,072		$248,641	$2,021,581
(a)Inventory includes: single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Northern Region
Homes delivered	3,071	2,482	2,317
New contracts, net	3,743	2,695	2,306
Backlog at end of period	1,815	1,143	930
Average sales price of homes delivered	$408	$411	$402
Average sales price of homes in backlog	$436	$433	$441
Aggregate sales value of homes in backlog	$792,029	$494,961	$410,434
Housing revenue	$1,252,597	$1,020,362	$932,248
Land sale revenue	$3,808	$6,929	$871
Operating income homes (a) (b)	$125,410	$96,108	$85,747
Operating income land	$178	$131	$384
Number of average active communities	93	91	84
Number of active communities, end of period	90	96	90
Southern Region
Homes delivered	4,638	3,814	3,461
New contracts, net	5,684	4,078	3,539
Backlog at end of period	2,574	1,528	1,264
Average sales price of homes delivered	$364	$367	$371
Average sales price of homes in backlog	$406	$368	$385
Aggregate sales value of homes in backlog	$1,044,878	$562,567	$486,280
Housing revenue	$1,687,365	$1,399,986	$1,284,949
Land sale revenue	$15,362	$17,690	$16,018
Operating income homes (a) (c)	$201,750	$114,715	$94,251
Operating income land	$811	$367	$1,661
Number of average active communities	122	127	121
Number of active communities, end of period	112	129	119
Total Homebuilding Regions
Homes delivered	7,709	6,296	5,778
New contracts, net	9,427	6,773	5,845
Backlog at end of period	4,389	2,671	2,194
Average sales price of homes delivered	$381	$384	$384
Average sales price of homes in backlog	$419	$396	$409
Aggregate sales value of homes in backlog	$1,836,907	$1,057,528	$896,714
Housing revenue	$2,939,962	$2,420,348	$2,217,197
Land sale revenue	$19,170	$24,619	$16,889
Operating income homes (a) (b) (c) (d)	$327,160	$210,823	$179,998
Operating income land	$989	$498	$2,045
Number of average active communities	215	218	205
Number of active communities, end of period	202	225	209
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.
(b)Includes $0.6 million and $5.1 million of acquisition-related charges taken during 2019 and 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.
(c)Includes a $0.9 million net charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed below and in Note 8 to our Consolidated Financial Statements) taken during 2020.
(d)Includes $8.4 million, $5.0 million and $5.8 million of asset impairment charges taken during the years ended December 31, 2020, 2019 and 2018, respectively.

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Financial Services
Number of loans originated	5,888	4,476	3,964
Value of loans originated	$1,843,576	$1,382,695	$1,200,474

Revenue	$87,013	$55,323	$52,196
Less: Selling, general and administrative expenses	33,618	27,973	24,714
Less: Interest expense	2,927	3,651	3,269
Income before income taxes	$50,468	$23,699	$24,213
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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Northern	9.4%	10.9%	13.6%
Southern	12.4%	14.3%	15.2%
Total cancellation rate	11.2%	13.0%	14.6%

Non-GAAP Financial Measures
This report contains information about our adjusted housing gross margin, adjusted income before income taxes, and adjusted net income, each of which constitutes a non-GAAP financial measure. Because adjusted housing gross margin, adjusted income before income taxes, and adjusted net income are not calculated in accordance with GAAP, these financial measures may not be completely comparable to similarly-titled measures used by other companies in the homebuilding industry and, therefore, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement our GAAP results in order to provide a greater understanding of the factors and trends affecting our operations.
Adjusted housing gross margin, adjusted income before income taxes, and adjusted net income are calculated as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Housing revenue	$2,939,962	$2,420,348	$2,217,197
Housing cost of sales	2,351,621	1,986,743	1,827,669

Housing gross margin	588,341	433,605	389,528
Add: Stucco-related charges (a)	860	—	—
Add: Impairment (b)	8,435	5,002	5,809
Add: Acquisition-related charges (c)	—	639	5,147

Adjusted housing gross margin	$597,636	$439,246	$400,484

Housing gross margin percentage	20.0%	17.9%	17.6%
Adjusted housing gross margin percentage	20.3%	18.1%	18.1%

Income before income taxes	$310,043	$166,025	$141,289
Add: Stucco-related charges (a)	860	—	—
Add: Impairment (b)	8,435	5,002	5,809
Add: Acquisition-related charges (c)	—	639	5,147
Add: Acquisition and integration costs (d)	—	—	1,700

Adjusted income before income taxes	$319,338	$171,666	$153,945

Net income	$239,874	$127,587	$107,663
Add: Stucco-related charges - net of tax (a)	654	—	—
Add: Impairment - net of tax (b)	6,411	3,802	4,415
Add: Acquisition-related charges - net of tax (c)	—	486	3,912
Add: Acquisition and integration costs - net of tax (d)	—	—	1,292

Adjusted net income	$246,939	$131,875	$117,282

(a)Represents warranty charges, net of recoveries, for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8 to our Consolidated Financial Statements).
(b)Represents asset impairment charges taken during the respective periods.
(c)Represents acquisition-related charges related to our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018 (as more fully discussed in Note 12 to our Consolidated Financial Statements).
(d)Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.
We believe adjusted housing gross margin, adjusted income before income taxes, and adjusted net income are each relevant and useful financial measures to investors in evaluating our operating performance as they measure the gross profit, income before income taxes, and net income we generated specifically on our operations during a given period. These non-GAAP financial measures isolate the impact that the acquisition-related charges, stucco-related charges and impairment charges have on housing gross margins; the impact that the acquisition-related charges, acquisition and integration costs, stucco-related charges and impairment charges have on income before income taxes; and that the acquisition-related charges, acquisition and integration costs, stucco-related charges and impairment charges have on net income, and allow investors to make comparisons with our competitors that adjust housing gross margins, income before income taxes, and net income in a similar manner. We also believe investors will find these adjusted financial measures relevant and useful because they represent a profitability measure that may be compared to a prior period without regard to variability of the charges noted above. These financial measures assist us in making strategic decisions regarding community location and product mix, product pricing and construction pace.

Year Over Year Comparisons
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The calculation of adjusted housing gross margin (referred to below) is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Segment Non-GAAP Financial Measures.”
Northern Region. During the twelve months ended December 31, 2020, homebuilding revenue in our Northern region increased $229.1 million, from $1.0 billion in 2019 to $1.3 billion in 2020. This 22% increase in homebuilding revenue was the result of a 24% increase in the number of homes delivered (589 units), offset, in part, by a 1% decrease in the average sales price of homes delivered ($3,000 per home delivered) and a $3.1 million decrease in land sale revenue. Operating income in our Northern region increased $29.4 million, from $96.2 million in 2019 to $125.6 million in 2020. The increase in operating income was primarily the result of a $50.0 million increase in our gross margin, offset, in part, by a $20.7 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $50.0 million, due to the 24% increase in the number of homes delivered noted above. Our housing gross margin percentage improved 70 basis points from 17.9% in 2019 to 18.6% in 2020. Our housing gross margin was unfavorably impacted in 2020 by $8.4 million of asset impairment charges, and in 2019 by $3.4 million of asset impairment charges and $0.6 million of acquisition-related charges as a result of our acquisition of Pinnacle Homes in March 2018. Exclusive of these charges in both years, our adjusted housing gross margin percentage in 2020 improved from 18.3% in 2019 to 19.3% in 2020 largely due to a change in product type and market mix of homes delivered compared to prior year and improved demand, offset, in part, by increased lot costs. Our land sale gross margin remained flat in the twelve months ended December 31, 2020 compared to the same period in 2019.
Selling, general and administrative expense increased $20.7 million, from $86.6 million in 2019 to $107.3 million in 2020, and increased as a percentage of revenue to 8.5% in 2020 from 8.4% in 2019. The increase in selling, general and administrative expense was attributable, in part, to a $13.1 million increase in selling expense, due to (1) a $10.7 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and (2) a $2.4 million increase in non-variable selling expenses primarily related to increased headcount and other costs associated with our sales offices and models. The increase in selling, general and administrative expense was also attributable to a $7.6 million increase in general and administrative expense, which was primarily related to a $3.1 million increase in compensation related expenses, a $2.1 million increase in land-related expenses, a $1.1 million increase in professional fees, and a $1.3 million increase in miscellaneous other expenses.
During 2020, we experienced a 39% increase in new contracts in our Northern region, from 2,695 in 2019 to 3,743 in 2020, and a 59% increase in backlog from 1,143 homes at December 31, 2019 to 1,815 homes at December 31, 2020. The increases in new contracts and backlog were attributable to (1) improved demand in our Smart Series communities compared to the prior year and (2) an increase in our average number of communities during the period. Average sales price in backlog increased to $436,000 at December 31, 2020 compared to $433,000 at December 31, 2019 which was primarily due to improved demand in our Northern Region in 2020 compared to prior year. During the twelve months ended December 31, 2020, we opened 29 new communities in our Northern region compared to 28 during 2019. Our monthly absorption rate in our Northern region improved to 3.4 per community in 2020, compared to 2.5 per community in 2019.
Southern Region. For the twelve months ended December 31, 2020, homebuilding revenue in our Southern region increased $285.1 million, from $1.4 billion in 2019 to $1.7 billion in 2020. This 20% increase in homebuilding revenue was primarily the result of a 22% increase in the number of homes delivered (824 units), partially offset by a $2.3 million decrease in land sale revenue and a 1% decrease in the average sales price of homes delivered ($3,000 per home delivered). Operating income in our Southern region increased $87.5 million from $115.1 million in 2019 to $202.6 million in 2020. This increase in operating income was the result of a $105.2 million improvement in our gross margin, offset, in part, by a $17.7 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $104.8 million, due primarily to the 22% increase in the number of homes delivered noted above and the $1.6 million decline in pre-tax impairment charges compared to prior year, partially offset by $0.9 million of stucco-related repair costs in certain of our Florida communities recorded in 2020 (as more fully described in Note 8). Our housing gross margin percentage improved 320 basis points from 17.9% in 2019 to 21.1% in 2020. Exclusive of the stucco-related repair charges in 2020 and the impairment charges in 2019, our adjusted housing gross margin percentage improved 310 basis points from 18.0% in 2019 to 21.1% in 2020 largely due to a change in product type and mix of homes delivered compared to prior year and improved demand in our Southern Region. Our land sale gross margin improved $0.4 million as a result of the mix of lots sold in the current year compared to the prior year.

Selling, general and administrative expense increased $17.8 million from $136.1 million in 2019 to $153.9 million in 2020 but declined as a percentage of revenue to 9.0% in 2020 from 9.6% in 2019. The increase in selling, general and administrative expense was attributable, in part, to a $12.0 million increase in selling expense due to a $13.9 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, offset, in part, by a $1.9 million decrease in non-variable selling expenses primarily related to the timing of sales office and model openings and a reduction in marketing costs. The increase in selling, general and administrative expense was also attributable to a $5.8 million increase in general and administrative expense, which was primarily related to a $3.7 million increase in incentive compensation due to our improved performance, and a $2.1 million increase in land-related expenses.
During 2020, we experienced a 39% increase in new contracts in our Southern region, from 4,078 in 2019 to 5,684 in 2020, and a 68% increase in backlog from 1,528 homes at December 31, 2019 to 2,574 homes at December 31, 2020. The increases in new contracts and backlog were primarily due to changes in product type and market mix, along with improvement in demand across our Southern markets compared to prior year. Average sales price in backlog increased to $406,000 at December 31, 2020 from $368,000 at December 31, 2019 primarily due to a change in product type and market mix and improved demand in our Southern Region. During 2020, we opened 40 communities in our Southern region compared to 52 in 2019. Our monthly absorption rate in our Southern region improved to 3.9 per community in 2020 from 2.7 per community in 2019.
Financial Services. Revenue from our mortgage and title operations increased $31.7 million, or 57%, from $55.3 million for the twelve months ended December 31, 2019 to a record $87.0 million for the twelve months ended December 31, 2020 as a result of a 32% increase in the number of loan originations, from 4,476 in 2019 to 5,888 in 2020, and an increase in the average loan amount from $309,000 in 2019 to $313,000 in 2020. We also experienced higher margins on loans sold during the period compared to 2019. Revenue was reduced by a $0.2 million impairment charge on our mortgage servicing rights caused by the disruption in the mortgage industry as a result of the COVID-19 pandemic. See Note 3 to our financial statements for further information.
Our financial service operations ended 2020 with a $26.0 million increase in operating income compared to 2019, which was primarily due to the increase in our revenue discussed above partially offset by a $5.6 million increase in selling, general and administrative expense compared to 2019. The increase in selling, general and administrative expense was attributable to an increase in compensation expense related to our increase in employee headcount and an increase in incentive compensation due to improved results.
At December 31, 2020, M/I Financial provided financing services in all of our markets. Approximately 85% of our homes delivered during 2020 were financed through M/I Financial, compared to 82% during 2019. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expense increased $10.7 million, from $51.6 million in 2019 to $62.3 million in 2020. The increase was primarily due to a $4.7 million increase in compensation expense due to improved results during the period, a $1.4 million increase in corporate home office rent-related expense, a $1.3 million increase related to costs associated with new information systems, a $0.9 million increase in charitable contributions, and a $2.4 million increase in other miscellaneous expenses.
Equity in income from joint venture arrangements. Equity in income from joint venture arrangements represents our portion of pre-tax earnings from our joint venture arrangements where a special purpose entity is established (“LLCs”) with the other partners. The Company earned $0.5 million and $0.3 million of equity in income from its LLCs during 2020 and 2019, respectively.
Interest Expense - Net. Interest expense for the Company decreased $11.7 million from $21.4 million in the twelve months ended December 31, 2019 to $9.7 million in the twelve months ended December 31, 2020. This decrease was primarily the result of a decrease in average borrowings under our Credit Facility during 2020 compared to prior year, the redemption of our 6.75% Senior Notes due 2021 (the “2021 Senior Notes”) at the beginning of the first quarter of 2020, and the issuance of our 2028 Senior Notes, which were not outstanding during 2019 and have a lower interest rate than the 2021 Senior Notes. Our weighted average borrowings decreased from $842.4 million in 2019 to $767.5 million in 2020, and our weighted average borrowing interest rate declined from 6.17% in 2019 to 5.53% in the 2020.
Income Taxes. Our overall effective tax rate was 22.6% for the year ended December 31, 2020 and 23.2% for the year ended December 31, 2019. The decrease in the effective rate for the twelve months ended December 31, 2020 was primarily attributable to a $7.2 million tax benefit related to energy tax credits (see Note 14 to our Consolidated Financial Statements for more information).

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

Adjusted housing gross margin for each of our reportable segments is calculated as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018

Northern region:
Housing revenue	$1,252,597	$1,020,362	$932,248
Housing cost of sales	1,019,860	837,606	767,445

Housing gross margin	232,737	182,756	164,803
Add: Impairment (a)	8,435	3,395	273
Add: Acquisition-related charges (b)	—	639	5,147

Adjusted housing gross margin	$241,172	$186,790	$170,223

Housing gross margin percentage	18.6%	17.9%	17.7%
Adjusted housing gross margin percentage	19.3%	18.3%	18.3%

Southern region:
Housing revenue	$1,687,365	$1,399,986	$1,284,949
Housing cost of sales	1,331,761	1,149,137	1,060,224

Housing gross margin	355,604	250,849	224,725
Add: Impairment (a)	—	1,607	5,536
Add: Stucco-related charges (c)	860	—	—

Adjusted housing gross margin	$356,464	$252,456	$230,261

Housing gross margin percentage	21.1%	17.9%	17.5%
Adjusted housing gross margin percentage	21.1%	18.0%	17.9%
(a)Represents asset impairment charges taken during the respective periods.
(b)Represents acquisition-related charges from our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.
(c)Represents warranty charges, net of recoveries, for stucco-related repair costs in certain of our Florida communities taken during 2020. With respect to this matter, during 2020, we identified 156 additional homes in need of repair and completed repairs on 176 homes, and at December 31, 2020, we have 116 homes in various stages of repair. See Note 8 to our Consolidated Financial Statements for further information.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
For a comparison of our results of operations for the fiscal years ended December 31, 2019 and December 31, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 21, 2020.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity
At December 31, 2020, we had $260.8 million of cash, cash equivalents and restricted cash, with $260.7 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $254.8 million increase in unrestricted cash and cash equivalents from December 31, 2019. Our principal uses of cash during 2020 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, debt service requirements, including the redemption of our 2021 Senior Notes and the repayment of amounts outstanding under our credit facilities, and the repurchase of $1.9 million of our outstanding common shares under our 2018 Share Repurchase Program (as defined below) during the first quarter of 2020. In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans and the sale of mortgage servicing rights, as well as excess cash balances, proceeds from the issuance of our 2028 Senior Notes (as described below), borrowings under our credit facilities, and other sources of liquidity.

The Company is a party to three primary credit agreements: (1) the Credit Facility, our $500 million unsecured revolving credit facility, with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly-owned homebuilding subsidiaries; (2) the MIF Mortgage Warehousing Agreement, our $125 million secured mortgage warehousing agreement (which increased to $160 million from September 25, 2020 to October 15, 2020 and to $185 million from November 15, 2020 to February 4, 2021), with M/I Financial as borrower; and (3) the MIF Mortgage Repurchase Facility, our $90 million mortgage repurchase agreement, with M/I Financial as borrower.

In January 2020, we issued $400 million aggregate principal amount of our 2028 Senior Notes at par, for net proceeds of approximately $393.9 million. We used $300.4 million of the net proceeds to redeem all $300.0 million aggregate principal amount of our 2021 Senior Notes, at par, and we used the remaining net proceeds to repay a portion of our outstanding borrowings under the Credit Facility. As of December 31, 2020, there were no borrowings outstanding and $61.0 million of letters of credit outstanding under the Credit Facility, leaving $439.0 million in available borrowings.

We expect to continue managing our balance sheet and liquidity carefully in 2021 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated capital requirements in 2021 from cash receipts and availability under our Credit Facility, as well as excess cash balances.
During the year ended December 31, 2020, we delivered 7,709 homes, started 8,611 homes, and spent $415.0 million on land purchases and $318.3 million on land development.
We are selectively acquiring and developing lots in our markets to replenish and increase our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to such land option agreements, as of December 31, 2020, we had a total of 22,710 lots under contract, with an aggregate purchase price of approximately $799.7 million, to be acquired during the period from 2021 through 2029.
Operating Cash Flow Activities. During 2020, we generated $168.3 million of cash from operating activities, compared to generating $65.6 million of cash in operating activities in 2019. The cash generated from operating activities in 2020 was primarily a result of net income of $239.9 million and a $128.7 million increase in accounts payable, customer deposits and other liabilities, offset partially by payments for mortgage loan originations which exceeded the proceeds from the sale of mortgage loans by $78.7 million and a $134.9 million increase in inventory. The cash provided by operating activities in 2019 was primarily a result of net income of $127.6 million and $12.1 million of proceeds from the sale of mortgage loans net of mortgage loan originations, offset partially by an $88.4 million increase in inventory and a $17.5 million decrease in accounts payable and other liabilities.
Investing Cash Flow Activities. During 2020, we used $33.9 million of cash in investing activities, compared to using $27.6 million of cash in investing activities during 2019. This $6.3 million increase in cash usage was primarily due to a $7.2 million increase in purchases of property and equipment during the period compared to prior year, offset partially by $3.9 million in proceeds from the sale of a portion of our mortgage servicing rights during the fourth quarter of 2020.

Financing Cash Flow Activities. During 2020, we generated $120.3 million of cash from our financing activities, compared to using $53.5 million of cash during 2019. The cash generated from financing activities in 2020 was primarily due to the issuance of our 2028 Senior Notes, net of debt issuance costs, for $391.5 million and increased borrowings under our two M/I Financial credit facilities of $88.7 million, offset partially by the redemption of all $300.0 million aggregate principal amount of our 2021 Senior Notes, and repayments of $66.0 million (net of proceeds from borrowings) under our Credit Facility during 2020.
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares (see Note 16 to our Consolidated Financial Statements). During 2020, the Company repurchased 0.1 million common shares with an aggregate purchase price of $1.9 million which was funded with cash on hand and borrowings under our Credit Facility. As of December 31, 2020, the Company is authorized to repurchase an additional $17.2 million of outstanding common shares under the 2018 Share Repurchase Program.

At December 31, 2020 and December 31, 2019, our ratio of homebuilding debt to capital was 34% and 38%, respectively, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2028 Senior Notes, our 2025 Senior Notes, and Notes Payable-Other) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders' equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
We fund our operations with cash flows from operating activities, including proceeds from home deliveries, land sales and the sale of mortgage loans. We believe that these sources of cash, along with our balance of unrestricted cash and borrowings available under our credit facilities, will be sufficient to fund our currently anticipated working capital needs, investment in land and land development, construction of homes, operating expenses, planned capital spending, and debt service requirements for at least the next twelve months. In addition, we routinely monitor current and anticipated operational and debt service requirements, financial market conditions, and credit relationships and we may choose to seek additional capital by issuing new debt and/or equity securities or engaging in other financial transactions to strengthen our liquidity or our long-term capital structure. The financing needs of our homebuilding and financial services operations depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, debt maturity dates, and other factors. If we seek such additional capital or engage in such other financial transactions, there can be no assurance that we would be able to obtain such additional capital or consummate such other financial transactions on terms acceptable to us, if at all, and such additional equity or debt financing or other financial transactions could dilute the interests of our existing shareholders, add operational limitations and/or increase our interest costs.
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of December 31, 2020:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$439,015
Notes payable – financial services (b)	(b)	$225,634	$1,670
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $926.9 million of availability for additional senior debt at December 31, 2020. As a result, the full $500 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $61.0 million of letters of credit outstanding at December 31, 2020, leaving $439.0 million available. The Credit Facility has an expiration date of July 18, 2023 for $475.0 million of commitments and July 18, 2021 for $25.0 million of commitments.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements as of December 31, 2020 was $275 million, which included a temporary increase for the MIF Mortgage Warehouse Agreement applicable through February 4, 2021 (as described below) at which time the maximum aggregate commitment amount under the two agreements reverted to $215 million. The MIF Mortgage Warehousing Agreement has an expiration date of May 28, 2021 and the MIF Mortgage Repurchase Facility has an expiration date of October 25, 2021.
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
Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $125 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $813.4 million at December 31, 2020 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).

The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries. The guarantors for the Credit Facility are the same subsidiaries that guarantee our 2028 Senior Notes and our 2025 Senior Notes.
As of December 31, 2020, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of December 31, 2020:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$813.4	$1,181.8
Leverage Ratio	≤	0.60	0.27
Interest Coverage Ratio	≥	1.5 to 1.0	9.8 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$354.6	$1.3
Unsold Housing Units and Model Homes	≤	3,065	814
Notes Payable - Financial Services.
MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides a maximum borrowing availability of $125 million, which increased to $160 million from September 25, 2020 to October 15, 2020 and increased to $185 million from November 15, 2020 to February 4, 2021, which were periods of expected increases in the volume of mortgage originations. The MIF Mortgage Warehousing Agreement expires on May 28, 2021. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month LIBOR rate (subject to a floor of 1.0%) plus a spread of 200 basis points.
As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Warehousing Agreement was set at approximately one year and is under consideration for extension annually by the participating lenders. We expect to extend the MIF Mortgage Warehousing Agreement on or prior to the current expiration date of May 28, 2021, but we cannot provide any assurance that we will be able to obtain such an extension.
The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans originated by M/I Financial that are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement.
As of December 31, 2020, there was $168.1 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of December 31, 2020:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	6.9 to 1.0
Liquidity	≥	$6.3	$34.6
Adjusted Net Income	>	$0.0	$31.6
Tangible Net Worth	≥	$12.5	$37.2
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The MIF Mortgage Repurchase Facility provides for a maximum borrowing availability of $90 million. The MIF Mortgage Repurchase Facility expires on October 25, 2021. As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Repurchase Facility was set at approximately one year, and is under consideration for extension annually by the participating lender.

M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the one-month LIBOR rate (subject to a floor of 1.0%) plus 175 or 200 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the MIF Mortgage Repurchase Facility. As of December 31, 2020, there was $57.5 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants under the MIF Mortgage Repurchase Facility as of December 31, 2020.
Senior Notes.
4.95% Senior Notes. On January 22, 2020, the Company issued $400.0 million aggregate principal amount of 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2028. The 2028 Senior Notes contain covenants substantially similar to the covenants described below for the 2025 Senior Notes, and as more fully described and defined in the indenture governing the 2028 Senior Notes. The Company used a portion of the net proceeds from the issuance of the 2028 Senior Notes to redeem all of its outstanding 2021 Senior Notes at 100.000% of the principal amount outstanding on January 22, 2020. As of December 31, 2020, the Company was in compliance with all terms, conditions, and covenants under the indenture. See Note 11 to our Consolidated Financial Statements for more information regarding the 2028 Senior Notes.

5.625% Senior Notes. In August 2017, the Company issued $250.0 million aggregate principal amount of 2025 Senior Notes. The 2025 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes. As of December 31, 2020, the Company was in compliance with all terms, conditions, and covenants under the indenture. See Note 11 to our Consolidated Financial Statements for more information regarding the 2025 Senior Notes.
Supplemental Financial Information.

As of December 31, 2020, M/I Homes, Inc. had $400.0 million aggregate principal amount of its 2028 Senior Notes and $250.0 million aggregate principal amount of its 2025 Senior Notes outstanding.

The 2028 Senior Notes and the 2025 Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of M/I Homes, Inc.’s subsidiaries (the “Subsidiary Guarantors”) with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by M/I Homes, Inc. or another subsidiary, and other subsidiaries designated as Unrestricted Subsidiaries (as defined in the indentures governing the 2028 Senior Notes and the 2025 Senior Notes), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indentures governing the 2028 Senior Notes and the 2025 Senior Notes (the “Non-Guarantor Subsidiaries”). The Subsidiary Guarantors of the 2028 Senior Notes, the 2025 Senior Notes and the Credit Facility are the same and are listed on Exhibit 22 to this Form 10-K.
Each Subsidiary Guarantor is a direct or indirect 100%-owned subsidiary of M/I Homes, Inc. The guarantees are senior unsecured obligations of each Subsidiary Guarantor and rank equally in right of payment with all existing and future unsecured senior indebtedness of such Subsidiary Guarantor. The guarantees are effectively subordinated to any existing and future secured indebtedness of such Subsidiary Guarantor with respect to any assets comprising security or collateral for such indebtedness.

The guarantees are “full and unconditional,” as those terms are used in Regulation S-X, Rule 3-10(b)(3), except that the indentures governing the 2028 Senior Notes and the 2025 Senior Notes provide that a Subsidiary Guarantor’s guarantee will be released if: (1) all of the assets of such Subsidiary Guarantor have been sold or otherwise disposed of in a transaction in compliance with the terms of the applicable indenture; (2) all of the Equity Interests (as defined in the applicable indenture) held by M/I Homes, Inc. and the Restricted Subsidiaries (as defined in the applicable Indenture) of such Subsidiary Guarantor have been sold or otherwise disposed of to any person other than M/I Homes, Inc. or a Restricted Subsidiary in a transaction in compliance with the terms of the applicable indenture; (3) the Subsidiary Guarantor is designated an Unrestricted Subsidiary (or otherwise ceases to be a Restricted Subsidiary (including by way of liquidation or merger)) in compliance with the terms of the applicable indenture; (4) M/I Homes, Inc. exercises its legal defeasance option or covenant defeasance option under the applicable indenture; or (5) all obligations under the applicable indenture are discharged in accordance with the terms of the applicable indenture.

The enforceability of the obligations of the Subsidiary Guarantors under their guarantees may be subject to review under applicable federal or state laws relating to fraudulent conveyance or transfer, voidable preference and similar laws affecting the rights of creditors generally. In certain circumstances, a court could void the guarantees, subordinate amounts owing under the guarantees or order other relief detrimental to the holders of the 2028 Senior Notes and the 2025 Senior Notes.

The following tables present summarized financial information on a combined basis for M/I Homes, Inc. and the Subsidiary Guarantors. Transactions between M/I Homes, Inc. and the Subsidiary Guarantors have been eliminated and the summarized financial information does not reflect M/I Homes, Inc.’s or the Subsidiary Guarantors’ investment in, and equity in earnings from, the Non-Guarantor Subsidiaries.

Summarized Balance Sheet Data

(In thousands)	December 31, 2020
Assets:
Cash	$223,284
Investment in joint venture arrangements	$33,764
Amounts due from Non-Guarantor Subsidiaries	$2,073
Total assets	$2,343,936

Liabilities and Shareholders’ Equity
Total liabilities	$1,133,884
Shareholders’ equity	$1,210,052

Summarized Statement of Income Data

Year Ended
(In thousands)	December 31, 2020
Revenues	$2,959,132
Land and housing costs	$2,369,802
Selling, general and administrative expense	$322,072
Income before income taxes	$260,501
Net income	$200,660

Weighted Average Borrowings. In 2020 and 2019, our weighted average borrowings outstanding were $767.5 million and $842.4 million, respectively, with a weighted average interest rate of 5.53% and 6.17%, respectively. The decrease in our weighted average borrowings and our weighted average interest rate related to decreased borrowings under our Credit Facility in 2020 compared to 2019, as well as the issuance of our 2028 Senior Notes on January 22, 2020, which have a lower interest rate than our 2021 Senior Notes which were redeemed on January 22, 2020.
At December 31, 2020, we had no borrowings outstanding under the Credit Facility, a decrease from $66.0 million of outstanding borrowings at December 31, 2019. During the twelve months ended December 31, 2020, the company used the Credit Facility for investment in land and land development, construction of homes, operating expenses, working capital requirements and share repurchases under our 2018 Share Repurchase Program. During the twelve months ended December 31, 2020, the average daily amount outstanding under the Credit Facility was $17.3 million and the maximum amount outstanding under the Credit Facility was $111.3 million. Based on our currently anticipated spending on home construction, overhead expenses, and land acquisition and development in 2021, offset by expected cash receipts from home deliveries and other sources, we may borrow under the Credit Facility during 2021, but do not expect the peak amount outstanding to exceed $100 million. The actual amount borrowed in 2021 (and the estimated peak amount outstanding) and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2018 Share Repurchase Program and any other extraordinary events or transactions, including the uncertain effects of the COVID-19 pandemic.  The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.

There were $61.0 million of letters of credit issued and outstanding under the Credit Facility at December 31, 2020. During 2020, the average daily amount of letters of credit outstanding under the Credit Facility was $66.9 million and the maximum amount of letters of credit outstanding under the Credit Facility was $69.9 million.
At December 31, 2020, M/I Financial had $168.1 million outstanding under the MIF Mortgage Warehousing Agreement.  During 2020, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $37.4 million and the maximum amount outstanding was $168.1 million, which occurred during December, while the temporary increase provision was in effect and the maximum borrowing availability was $185.0 million.
At December 31, 2020, M/I Financial had $57.5 million outstanding under the MIF Mortgage Repurchase Facility.  During 2020, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $39.2 million and the maximum amount outstanding was $69.8 million, which occurred during December.
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
CONTRACTUAL OBLIGATIONS
Included in the table below is a summary, as of December 31, 2020, of future cash requirements under the Company’s contractual obligations:

	Payments due by period
		Less Than	1 - 3	3 - 5	More than
(In thousands)	Total	1 year	Years	Years	5 years
Notes payable bank – homebuilding operations (a)	$—	$—	$—	$—	$—
Notes payable bank – financial services (b)	225,789	225,789	—	—	—
Notes payable – other (including interest)	4,279	2,847	1,353	79	—
Senior notes (including interest)	868,318	33,863	67,725	317,725	449,005
Obligation for consolidated inventory not owned (c)	9,914	9,914	—	—	—
Operating leases	40,245	8,629	13,797	7,933	9,886
Total	$1,148,545	$281,042	$82,875	$325,737	$458,891
(a)At December 31, 2020, there were no borrowings outstanding under the Credit Facility. Interest on amounts borrowed under the Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of the one month LIBOR rate (subject to a floor of 0.75%) plus a margin of 250 basis points. The margin is subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect. See Note 11 to our Consolidated Financial Statements for additional information.
(b)Borrowings under the MIF Mortgage Warehousing Agreement are at the one-month LIBOR rate (subject to a floor of 1.0%) plus a spread of 200 basis points.  Borrowings under the MIF Mortgage Repurchase Facility are at the one-month LIBOR rate (subject to a floor of 1.0%) plus 175 or 200 basis points, depending on the loan type. Total borrowings outstanding under both agreements at December 31, 2020 had a weighted average interest rate of 3.0%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.
(c)The Company is party to certain land purchase agreements in which the Company has specific performance requirements. The future amounts payable related to these land purchase agreements is the number of lots the Company is obligated to purchase at the lot price set forth in the agreement. In addition, the amount of deposits and prepaid acquisition and development costs on certain land purchase agreements have exceeded thresholds relative to the remaining purchase price of the lots for those agreements, such that the remaining purchase price of the lots is recorded as an Obligation for consolidated inventory not owned on our Consolidated Balance Sheets. In each case, the time period in which these payments will be made is the Company’s best estimate of when these lots will be purchased.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permitted borrowings of up to $775 million at December 31, 2020, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.
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
The table below shows the notional amounts of our financial instruments at December 31, 2020 and 2019:

	December 31,
Description of Financial Instrument (in thousands)	2020	2019
Whole loan contracts and related committed IRLCs	$2,354	$1,445
Uncommitted IRLCs	208,500	87,340
FMBSs related to uncommitted IRLCs	183,000	88,000
Whole loan contracts and related mortgage loans held for sale	78,142	6,125
FMBSs related to mortgage loans held for sale	131,000	144,000
Mortgage loans held for sale covered by FMBSs	148,331	144,411

The table below shows the measurement of assets and liabilities at December 31, 2020 and 2019:

	December 31,
Description of Financial Instrument (in thousands)	2020	2019
Mortgage loans held for sale	$234,293	$155,244
Forward sales of mortgage-backed securities	(1,640)	(336)
Interest rate lock commitments	1,664	654
Whole loan contracts	(422)	(16)
Total	$233,895	$155,546

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
Description (in thousands)	2020	2019	2018
Mortgage loans held for sale	$318	$(2,261)	$3,763
Forward sales of mortgage-backed securities	(1,304)	2,969	(3,482)
Interest rate lock commitments	964	(370)	783
Whole loan contracts	(360)	173	(231)
Total (loss) gain recognized	$(382)	$511	$833

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2020. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at December 31, 2020. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total	12/31/2020
ASSETS:
Mortgage loans held for sale:
Fixed rate	$241,139	—	—	—	—	—	$241,139	$233,705
Weighted average interest rate	2.74%	—	—	—	—	—	2.74%

LIABILITIES:
Long-term debt — fixed rate	$956	$953	$304	$77	$250,000	$400,000	$652,290	$682,337
Weighted average interest rate	5.63%	5.63%	5.63%	5.63%	5.63%	4.95%	5.21%
Short-term debt — variable rate	$225,634	—	—	—	—	—	$225,634	$225,634
Weighted average interest rate	3.00%	—	—	—	—	—	3.00%

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of M/I Homes, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction, and common costs that benefit the entire community, less impairments, if any.  Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the inventory is impaired, at which point the inventory is written down to fair value. Management assesses inventory for recoverability on a quarterly basis to determine if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. The inventory balance was $1.92 billion and $1.77 billion at December 31, 2020 and 2019, respectively.
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
•We tested the operating effectiveness of controls over management’s evaluation of impairment indicators.
•We evaluated the reasonableness of management’s assessment of impairment indicators by:
◦Evaluating management's process for identifying qualitative impairment indicators by community and whether management appropriately considered such indicators.
◦Evaluating management's process for identifying quantitative impairment indicators by community and whether management appropriately considered such indicators.
◦Conducting a completeness assessment to determine whether additional impairment indicators were present during the period that were not identified by management.

/s/ Deloitte & Touche LLP

Columbus, Ohio
February 19, 2021

We have served as the Company’s auditor since 1976.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share amounts)	2020	2019	2018

Revenue	$3,046,145	$2,500,290	$2,286,282
Costs and expenses:
Land and housing	2,361,367	2,005,861	1,836,704
Impairment of inventory and investment in joint venture arrangements	8,435	5,002	5,809
General and administrative	177,547	147,954	137,779
Selling	179,535	154,384	142,829
Acquisition and integration costs	—	—	1,700
Equity in income from joint venture arrangements	(466)	(311)	(312)
Interest	9,684	21,375	20,484
Total costs and expenses	$2,736,102	$2,334,265	$2,144,993

Income before income taxes	310,043	166,025	141,289

Provision for income taxes	70,169	38,438	33,626

Net income	$239,874	$127,587	$107,663

Earnings per common share:
Basic	$8.38	$4.58	$3.81
Diluted	$8.23	$4.48	$3.70

Weighted average shares outstanding:
Basic	28,610	27,846	28,234
Diluted	29,152	28,475	29,178

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2020	2019

ASSETS:
Cash, cash equivalents and restricted cash	$260,810	$6,083
Mortgage loans held for sale	234,293	155,244
Inventory	1,916,608	1,769,507
Property and equipment - net	26,612	22,118
Investment in joint venture arrangements	34,673	37,885
Operating lease right-of-use assets	52,291	18,415
Deferred income tax asset	6,183	9,631
Goodwill	16,400	16,400
Other assets	95,175	70,311
TOTAL ASSETS	$2,643,045	$2,105,594

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$185,669	$125,026
Customer deposits	72,635	34,462
Operating lease liabilities	52,474	18,415
Other liabilities	183,583	147,937
Community development district obligations	8,196	13,531
Obligation for consolidated inventory not owned	9,914	7,934
Notes payable bank - homebuilding operations	—	66,000
Notes payable bank - financial services operations	225,634	136,904
Notes payable - other	4,072	5,828
Senior notes due 2021 - net	—	298,988
Senior notes due 2025 - net	247,613	247,092
Senior notes due 2028 - net	394,557	—
TOTAL LIABILITIES	$1,384,347	$1,102,117

Commitments and contingencies (Note 8)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both December 31, 2020 and 2019; issued 30,137,141 shares at both December 31, 2020 and 2019	$301	$301
Additional paid-in capital	339,001	332,861
Retained earnings	948,453	708,579
Treasury shares - at cost - 1,323,292 and 1,750,685 shares at December 31, 2020 and 2019, respectively	(29,057)	(38,264)
TOTAL SHAREHOLDERS’ EQUITY	$1,258,698	$1,003,477
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,643,045	$2,105,594
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2017	27,856,752	$295	$306,483	$473,329	$(32,809)	$747,298
Net income	—	—	—	107,663	—	107,663
Common share issuance for conversion of convertible notes	628,515	6	20,303	—	—	20,309
Repurchase of common shares	(1,069,043)	—	—	—	(25,709)	(25,709)
Stock options exercised	38,628	—	(254)	—	792	538
Stock-based compensation expense	—	—	5,974	—	—	5,974
Deferral of executive and director compensation	—	—	185	—	—	185
Executive and director deferred compensation distributions	61,366	—	(2,174)	—	1,219	(955)
Balance at December 31, 2018	27,516,218	$301	$330,517	$580,992	$(56,507)	$855,303
Net income	—	—	—	127,587	—	127,587
Repurchase of common shares	(201,088)	—	—	—	(5,150)	(5,150)
Stock options exercised	954,370	—	(1,204)	—	20,848	19,644
Stock-based compensation expense	—	—	5,846	—	—	5,846
Deferral of executive and director compensation	—	—	247	—	—	247
Executive and director deferred compensation distributions	116,956	—	(2,545)	—	2,545	—
Balance at December 31, 2019	28,386,456	$301	$332,861	$708,579	$(38,264)	$1,003,477
Net income	—	—	—	239,874	—	239,874
Repurchase of common shares	(80,000)		—	—	(1,912)	(1,912)
Stock options exercised	422,820	—	636	—	9,270	9,906
Stock-based compensation expense	—	—	7,138	—	—	7,138
Deferral of executive and director compensation	—	—	215	—	—	215
Executive and director deferred compensation distributions	84,573	—	(1,849)	—	1,849	—
Balance at December 31, 2020	28,813,849	$301	$339,001	$948,453	$(29,057)	$1,258,698

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$239,874	$127,587	$107,663
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of inventory and investment in joint venture arrangements	8,435	5,002	5,809
Equity in income from joint venture arrangements	(466)	(311)	(312)
Mortgage loan originations	(1,843,576)	(1,382,695)	(1,200,474)
Net gain from property disposals	—	(448)	—
Proceeds from the sale of mortgage loans	1,764,845	1,394,841	1,206,167
Fair value adjustment of mortgage loans held for sale	(318)	2,261	(3,764)
Capitalization of originated mortgage servicing rights	(6,048)	(4,684)	(4,550)
Amortization of mortgage servicing rights	2,427	1,547	784
Gain on sale of mortgage servicing rights	(33)	—	(1,224)
Depreciation	12,636	11,691	10,956
Amortization of debt discount and debt issue costs	2,515	2,712	2,791
Loss on early extinguishment of debt, including transaction costs	950	—	—
Stock-based compensation expense	7,138	5,846	5,974
Deferred income tax expense	3,448	3,851	4,957
Change in assets and liabilities:
Inventory	(134,941)	(88,358)	(157,573)
Other assets	(17,253)	(2,072)	2,044
Accounts payable	60,643	(6,485)	3,750
Customer deposits	38,173	2,407	1,521
Accrued compensation	9,420	3,944	3,486
Other liabilities	20,465	(11,005)	9,403
Net cash provided by (used in) operating activities	168,334	65,631	(2,592)

INVESTING ACTIVITIES:
Purchase of property and equipment	(11,677)	(4,526)	(8,141)
Acquisition	—	—	(100,960)
Return of capital from joint venture arrangements	2,477	812	676
Investment in and advances to joint venture arrangements	(28,539)	(30,188)	(31,867)
Proceeds from sale of mortgage servicing rights	3,869	—	6,335
Proceeds from sale of property	—	6,308	—
Net cash used in investing activities	(33,870)	(27,594)	(133,957)

FINANCING ACTIVITIES:
Repayment of senior notes due 2021	(300,000)	—	—
Net proceeds from issuance of senior notes due 2028	400,000	—	—
Repayment of convertible senior subordinated notes	—	—	(65,941)
Proceeds from bank borrowings - homebuilding operations	306,800	696,500	666,600
Repayments of bank borrowings - homebuilding operations	(372,800)	(747,900)	(549,200)
Net proceeds from (net repayments of) bank borrowings - financial services operations	88,730	(16,264)	(15,027)
Principal repayments of notes payable-other and community development district bond obligations	(1,756)	(110)	(4,638)
Repurchase of common shares	(1,912)	(5,150)	(25,709)
Debt issue costs	(8,705)	(203)	(248)
Proceeds from exercise of stock options	9,906	19,644	538
Net cash provided by (used in) financing activities	120,263	(53,483)	6,375
Net increase (decrease) in cash, cash equivalents and restricted cash	254,727	(15,446)	(130,174)
Cash, cash equivalents and restricted cash balance at beginning of period	6,083	21,529	151,703
Cash, cash equivalents and restricted cash balance at end of period	$260,810	$6,083	$21,529

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$7,811	$18,962	$17,793
Income taxes	$63,666	$36,993	$25,279

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(5,335)	$1,139	$(657)
Consolidated inventory not owned	$1,980	$(11,374)	$(2,237)
Distribution of single-family lots from joint venture arrangements	$29,740	$27,672	$16,158
Common stock issued for conversion of convertible notes	$—	$—	$20,309
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
The Company conducts mortgage financing activities through its 100%-owned subsidiary, M/I Financial, LLC (“M/I Financial”), which originates mortgage loans primarily for purchasers of the Company’s homes.  The loans and the servicing rights are generally sold to outside mortgage lenders.  The Company and M/I Financial also operate 100%-owned subsidiaries that provide title services to purchasers of the Company’s homes.  Our mortgage banking and title service activities have similar economic characteristics; therefore, they have been aggregated into one reportable segment, the financial services segment.
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
Cash, Cash Equivalents and Restricted Cash.  Cash and cash equivalents are liquid investments with an initial maturity of three months or less. Amounts in transit from title companies for homes delivered are included in this balance at December 31, 2020 and 2019, respectively. Restricted cash consists of cash held in escrow. Cash, Cash Equivalents and Restricted Cash includes restricted cash balances of $0.1 million and $0.2 million at December 31, 2020 and 2019, respectively.

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
Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the inventory is impaired, at which point the inventory is written down to fair value as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360”).  The Company assesses inventory for recoverability on a quarterly basis to determine if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, the margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, the value of the land itself as well as any results from third party appraisals. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. We also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community’s historical results do not indicate a potential for impairment. From the review of all of these factors, we identify communities whose carrying values may exceed their estimated undiscounted future cash flows and run a test for recoverability. For those communities whose carrying values exceed the estimated undiscounted future cash flows and which are deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company’s cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions and/or changes in management’s intentions with respect to the inventory may lead the Company to incur additional impairment charges in the future.
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
As of December 31, 2020, our projections generally assume a gradual improvement in market conditions over time. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of both December 31, 2020 and December 31, 2019, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.
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
Property and Equipment-net. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following are the major classes of depreciable assets and their estimated useful lives:

	Year Ended December 31,
(In thousands)	2020	2019
Office furnishings, leasehold improvements, computer equipment and computer software	$37,567	$28,207
Transportation and construction equipment	10,045	10,061
Property and equipment	47,612	38,268
Accumulated depreciation	(21,000)	(16,150)
Property and equipment, net	$26,612	$22,118

Estimated Useful Lives
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-25 years
Depreciation expense was $6.8 million, $5.9 million and $5.6 million in 2020, 2019 and 2018, respectively.

Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. As a result of the Company’s acquisition of the homebuilding assets and operations of Pinnacle Homes in Detroit, Michigan on March 1, 2018, the Company recorded goodwill of $16.4 million, which is included as Goodwill in our Consolidated Balance Sheets. This amount was based on the estimated fair values of the acquired assets and assumed liabilities at the date of the acquisition in accordance with ASC 350, Intangibles, Goodwill and Other (“ASC 350”). The Company performed its annual goodwill impairment analysis during the fourth quarter of 2020, and no impairment was recorded at December 31, 2020. See Note 12 to the Company’s Consolidated Financial Statements for further discussion.
Other Assets.  Other assets at December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31,
(In thousands)	2020	2019
Development reimbursement receivable from local municipalities	$22,237	$16,083
Mortgage servicing rights	9,237	9,614
Prepaid expenses	15,918	13,841
Prepaid acquisition costs	10,092	5,688
Other	37,691	25,085
Total other assets	$95,175	$70,311

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
Our warranty reserve amounts are based upon historical experience and geographic location. While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. At December 31, 2020 and 2019, warranty reserves of $29.0 million and $26.4 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets. See Note 8 to our Consolidated Financial Statements for additional information related to our warranty reserves, including reserves related to stucco-related repairs in certain of our Florida communities.
Self-insurance Reserves. Self-insurance reserves are made for estimated liabilities associated with employee health care, workers’ compensation, and general liability insurance.  Our workers’ compensation claims are insured by a third party. The reserves related to employee health care and workers’ compensation are based on historical experience and open case reserves.  Our general liability claims are insured by a third party, subject to a self-insured retention (“SIR”).    The Company records a reserve for general liability claims falling below the Company’s SIR.  The reserve estimate is based on an actuarial evaluation of our past history of general liability claims, other industry specific factors and specific event analysis.  At December 31, 2020 and 2019, self-insurance reserves of $2.8 million and $2.7 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.  The Company recorded expenses totaling $10.1 million, $9.5 million and $9.2 million for all self-insured and general liability claims during the years ended December 31, 2020, 2019 and 2018, respectively.
Other Liabilities.  Other liabilities at December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31,
(In thousands)	2020	2019
Accruals related to land development	$64,580	$48,694
Warranty	29,012	26,420
Payroll and other benefits	44,330	35,125
Other	45,661	37,698
Total other liabilities	$183,583	$147,937

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
We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans are sold and/or related servicing rights are sold to third party investors or retained and managed under a third party sub-service arrangement. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee (note that guarantees are excluded from the scope of ASC 606). As of December 31, 2020 and 2019, we retained mortgage servicing rights of 5,489 and 3,613 loans, respectively, for a total value of $9.2 million and $9.6 million, respectively. We recognize financial services revenue associated with our title operations as homes are delivered, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is delivered. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.

The following table presents our revenues disaggregated by revenue source:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Housing	$2,939,962	$2,420,348	$2,217,197
Land sales	19,170	24,619	16,889
Financial services (a)	87,013	55,323	52,196
Total revenue	$3,046,145	$2,500,290	$2,286,282
(a)Revenues include hedging losses of $19.0 million and $12.1 million for the years ended December 31, 2020 and 2019, respectively, and hedging gains of $3.6 million for the year ended December 31, 2018. Hedging gains (losses) do not represent revenues recognized from contracts with customers.
Refer to Note 15 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 97% of our total revenues for the years ended December 31, 2020, 2019 and 2018, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 15 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

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
Recently Adopted Accounting Standards and SEC Guidance. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for our fiscal year beginning January 1, 2020. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2018-19”) in November 2018, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), in April 2019, and ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326) Targeted Transition Relief (“ASU 2019-05”) in May 2019. These ASUs do not change the core principle of the guidance in ASU 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. These ASUs will have the same effective date and transition requirements as ASU 2016-13. Our adoption of ASU 2016-13 on January 1, 2020 did not have a material impact on our consolidated financial statements and disclosures.

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

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. Our adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.

In March 2020, the Securities and Exchange Commission (the “SEC”) issued Final Rule Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities (“SEC Release No. 33-10762”), which amends the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees, in Rule 3-10 of Regulation S-X. The amended rule focuses on providing material, relevant and decision-useful information regarding guarantees and other credit enhancements, while eliminating certain prescriptive requirements. In October 2020, the FASB issued ASU No. 2020-09, Debt (Topic 470) - Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762 (“ASU 2020-09”), to reflect the SEC’s new disclosure rules on guaranteed debt securities offerings adopted by the Company. The new SEC and FASB guidance is effective January 4, 2021 with earlier adoption permitted. The Company early adopted these amendments on December 31, 2020. Accordingly, summarized financial information has been presented only for the issuers and guarantors of the Company's registered securities for the most recent fiscal year and as permitted, this information is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In May 2020, the SEC issued Final Rule Release No.33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses (“SEC Release No. 33-10786”). The rule was effective on January 1, 2021. Our adoption of this rule did not have a material impact on our consolidated financial statements and disclosures.

In August 2020, the SEC issued Final Rule Release No. 33-10825, Modernization of Regulation S-K Items 101, 103, and 105 (“SEC Release No. 33-10825”). The rule was effective on November 9, 2020. Our adoption of this rule did not have a material impact on our consolidated financial statements and disclosures. The updated disclosures required by this rule are included in “Item 1. Business”, “Item 2. Risk Factors” and “Item 3. Legal Proceedings.”

In November 2020, the SEC issued Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information (“SEC Release No. 33-10890”). The rule was effective on February 10, 2021. We elected to early adopt Items 301 and 302 of this rule which eliminated the disclosure of certain selected financial data and supplementary financial data, which did not have a material impact on our consolidated financial statements and disclosures. We did not adopt the amendments related to Item 303. The Company is required to adopt those amendments in its Form 10-K for the fiscal year ended December 31, 2021.

Impact of New Accounting Standards. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2021. We are currently evaluating the impact the adoption of ASU 2019-12 will have on our Consolidated Financial Statements and disclosures, but we do not expect that adoption will have a material impact on our Consolidated Financial Statements and disclosures.

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
Stock Incentive Plans
The Company maintains the M/I Homes, Inc. 2018 Long-Term Incentive Plan (the “2018 LTIP”), an equity compensation plan administered by the Compensation Committee of our Board of Directors. Under the 2018 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards (awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of our common shares), and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the 2018 LTIP authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 2,250,000 common shares, of which 1,150,810 remain available for grant at December 31, 2020.
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

Following is a summary of stock option activity for the year ended December 31, 2020, relating to the stock options awarded under the 2018 LTIP and the 2009 LTIP:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(a) (In thousands)
Options outstanding at December 31, 2019	1,623,720	$25.30	7.22	$22,836
Granted	424,500	42.23
Exercised	(422,820)	23.43
Forfeited	—	—
Options outstanding at December 31, 2020	1,625,400	$30.21	7.28	$22,882
Options vested or expected to vest at December 31, 2020	1,580,805	$30.11	7.26	$22,408
Options exercisable at December 31, 2020	666,100	$23.91	5.84	$13,577
(a)Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.
The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $8.4 million, $14.5 million and $0.6 million, respectively.
The fair value of our five-year service-based stock options granted during the years ended December 31, 2020, 2019 and 2018 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	1.42%	2.51%	2.72%
Expected volatility	29.15%	28.81%	32.01%
Expected term (in years)	5.6	5.9	5.7
Weighted average grant date fair value of options granted during the period	$12.65	$9.06	$11.31
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
Total stock-based compensation expense related to stock option awards that has been charged against income was $3.9 million, $3.6 million and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, relating to the 2018 LTIP and the 2009 LTIP.  As of December 31, 2020, there was a total of $9.0 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 2.1 years for the service awards.
Director Stock Units
The Company awarded its non-employee directors a total of 24,000 stock units under the 2018 LTIP during each of the years ended December 31, 2020 and 2019, and a total of 21,000 stock units under the 2018 LTIP during the year ended December 31, 2018. Each stock unit is the equivalent of one common share, vests immediately and will be converted into a common share upon termination of service as a director. The grant date fair value for the director stock units is based upon the closing price of our common shares on the date of grant. Stock-based compensation expense for our director stock units, which vest immediately, is fully recognized in the period of the award. The Company recognized the stock-based compensation expense related to the awards of $0.7 million in each of 2020, 2019 and 2018.
On May 5, 2009, the Company’s board of directors terminated the M/I Homes, Inc. 2006 Director Equity Incentive Plan (the “Director Equity Plan”).  Awards outstanding under the Director Equity Plan remain in effect in accordance with their respective terms.  At December 31, 2020, there were 8,059 stock units outstanding under the Director Equity Plan with a value of $0.2 million.

Performance Share Unit Awards
On February 18, 2020, February 19, 2019 and February 15, 2018, the Company awarded its executive officers (in the aggregate) a target number of PSU’s under the 2018 LTIP (in the case of the 2020 and 2019 awards) and the 2009 LTIP (in the case of the 2018 awards) equal to 45,771, 53,692 and 46,444 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”) based on the related performance conditions and markets conditions. The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative annual pre-tax income from operations, excluding extraordinary items as defined in the underlying award agreements with the executive officers, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value for PSU’s with a market condition (as defined in ASC 718) is estimated using the Monte Carlo simulation methodology, and the grant date fair value for PSU’s with a performance condition (as defined in ASC 718) is based upon the closing price of our common shares on the date of grant. The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $42.23 and $37.51, respectively, for the 2020 PSU’s, $27.62 and $32.52, respectively, for the 2019 PSU’s, and $31.93 and $33.57, respectively, for the 2018 PSU’s. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized $0.4 million in stock-based compensation expense during 2020 related to the Market Condition portion of the 2020, 2019 and 2018 PSU awards. There was a total of $0.2 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2020 and 2019 PSU awards as of December 31, 2020. At December 31, 2020, the Market Condition for the 2018 PSU awards was met, and the Company recorded $0.3 million of stock-based compensation expense. Based on these results and board approval, 11,703 PSU’s vested during the first quarter of 2021 with respect to the portion of the 2018 PSU’s subject to the Market Condition.
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
As of December 31, 2020, the Company had not recognized any stock-based compensation expense related to the Performance Condition portion of the 2020 PSU awards. If the Company achieves the minimum performance levels for the Performance Condition to be met for the 2020 PSU awards, the Company would record unrecognized stock-based compensation expense of $0.8 million as of December 31, 2020, for which $0.3 million would be immediately recognized as if attainment been probable at December 31, 2020. The Company recognized $0.8 million of stock-based compensation expense related to the Performance Condition portion of the 2019 PSU awards during 2020 based on the probability of attaining the Performance Condition. The Company has $0.4 million of unrecognized stock-based compensation expense related to the Performance Condition portion of the 2019 PSU awards at December 31, 2020. The Company recognized $1.4 million of stock-based compensation expense related to the Performance Condition portion of the 2018 PSU awards as of December 31, 2020 based on the achievement of the maximum performance level. Based on these results and board approval, 55,733 PSU’s vested during the first quarter of 2021 with respect to the portion of the 2018 PSU awards subject to the Performance Condition.
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
Compensation expense deferred into the Executive Plan and the Director Plan (together the “Plans”) totaled $0.2 million for each of the years ended December 31, 2020, 2019 and 2018.  The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans.  One equity unit is the equivalent of one common share.  Equity units and the related dividends (if any) will be converted and generally distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company.  Distributions from the Plans totaled $0.4 million during the year ended December 31, 2020, and $0.2 million in both the years ended December 31, 2019 and 2018.  As of December 31, 2020, there were a total of 50,579 equity units with a value of $1.3 million outstanding under the Plans.  The aggregate fair market value of these units at December 31, 2020, based on the closing price of the underlying common shares, was approximately $2.2 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $1.2 million as of December 31, 2020.  Common shares are issued from treasury shares upon distribution of equity units from the Plans.
Profit Sharing and Retirement Plan
The Company has a profit-sharing and retirement plan that covers substantially all Company employees and permits participants to make contributions to the plan on a pre-tax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Company contributions to the plan are also made at the discretion of the Company’s board of directors based on the Company’s profitability and resulted in a $3.9 million, $2.9 million and $2.3 million expense (net of plan expenses) for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The Company sells loans on a servicing released or servicing retained basis, and receives servicing compensation.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. The carrying value and fair value of mortgage servicing rights was $9.4 million and $9.2 million, respectively, at December 31, 2020. This $0.2 million decrease in the value of our mortgage servicing rights was caused by the disruption in the mortgage industry as a result of the COVID-19 pandemic, and was recorded as a decrease in revenue to bring the carrying value down to the fair value, for a net valuation allowance and impairment of $0.2 million for the year ended December 31, 2020. At December 31, 2019, the carrying value and fair value of our mortgage servicing rights were both $9.6 million.
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
The table below shows the notional amounts of our financial instruments at December 31, 2020 and 2019:

	December 31,
Description of Financial Instrument (in thousands)	2020	2019
Whole loan contracts and related committed IRLCs	$2,354	$1,445
Uncommitted IRLCs	208,500	87,340
FMBSs related to uncommitted IRLCs	183,000	88,000
Whole loan contracts and related mortgage loans held for sale	78,142	6,125
FMBSs related to mortgage loans held for sale	131,000	144,000
Mortgage loans held for sale covered by FMBSs	148,331	144,411

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
Description (in thousands)	2020	2019	2018
Mortgage loans held for sale	$318	$(2,261)	$3,763
Forward sales of mortgage-backed securities	(1,304)	2,969	(3,482)
Interest rate lock commitments	964	(370)	783
Whole loan contracts	(360)	173	(231)
Total (loss) gain recognized	$(382)	$511	$833
The following tables set forth the fair value of the Company’s derivative instruments and their location within the Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	December 31, 2020		December 31, 2020
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$1,640
Interest rate lock commitments	Other assets	1,664	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	422
Total fair value measurements		$1,664		$2,062

	Asset Derivatives		Liability Derivatives
	December 31, 2019		December 31, 2019
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$336
Interest rate lock commitments	Other assets	654	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	16
Total fair value measurements		$654		$352
Assets Measured on a Non-Recurring Basis
The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. Our determination of fair value is based on projections and estimates, which are Level 3 measurement inputs. For further explanation of the Company’s policy regarding our assessment of recoverability for assets measured on a non-recurring basis, see Note 1 to our Consolidated Financial Statements. The table below shows the level and measurement of assets measured on a non-recurring basis for the years ended December 31, 2020, 2019 and 2018:

		Year Ended December 31,
Description (in thousands)	Fair Value Hierarchy	2020	2019 (2)	2018 (2)

Adjusted basis of inventory (1)	Level 3	$16,324	$12,321	$14,515
Total losses		8,435	5,002	5,809

Initial basis of inventory (3)		$24,759	$17,323	$20,324
(1)The fair values in the table above represent only assets whose carrying values were adjusted in the respective period.
(2)The carrying values for these assets may have subsequently increased or decreased from the fair value reported due to activities that have occurred since the measurement date.
(3)This amount is inclusive of our investments in joint venture arrangements.
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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2020 and 2019. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		December 31, 2020		December 31, 2019
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$260,810	$260,810	$6,083	$6,083
Mortgage loans held for sale	Level 2	234,293	234,293	155,244	155,244
Interest rate lock commitments	Level 2	1,664	1,664	654	654
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	66,000	66,000
Notes payable - financial services operations	Level 2	225,634	225,634	136,904	136,904
Notes payable - other	Level 2	4,072	3,647	5,828	5,286
Senior notes due 2021 (a)	Level 2	—	—	300,000	299,250
Senior notes due 2025 (a)	Level 2	250,000	259,375	250,000	261,563
Senior notes due 2028 (a)	Level 2	400,000	421,000	—	—
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	422	422	16	16
Forward sales of mortgage-backed securities	Level 2	1,640	1,640	336	336
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2020 and 2019:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2021, Senior Notes due 2025 and Senior Notes due 2028. The fair value of these financial instruments was determined based upon market quotes at December 31, 2020 and 2019. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during 2020 under the Company’s $500 million unsecured revolving credit facility, dated July 18, 2013, as amended mostly recently in June 2020 (the “Credit Facility”), fluctuated daily with the one-month LIBOR rate plus a margin of 250 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 11 to our Consolidated Financial Statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial is a party to two credit agreements: (1) a $125 million secured mortgage warehousing agreement (which increased to $160 million from September 25, 2020 to October 15, 2020 and to $185 million from November 15, 2020 to February 4, 2021, which are periods of increased volume of mortgage originations), dated June 24, 2016, as amended (the “MIF Mortgage Warehousing Agreement”); and (2) a $90 million mortgage repurchase agreement, dated October 30, 2017, as amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during 2020 fluctuated with LIBOR. See Note 11 to our Consolidated Financial Statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.

NOTE 4. Inventory and Capitalized Interest
Inventory
A summary of the Company’s inventory as of December 31, 2020 and 2019 is as follows:

	December 31,
(In thousands)	2020	2019
Single-family lots, land and land development costs	$868,288	$858,065
Land held for sale	4,623	5,670
Homes under construction	898,966	756,998
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2020 - $12,909; December 31, 2019 - $12,723)	81,264	98,777
Community development district infrastructure	8,196	13,531
Land purchase deposits	45,357	28,532
Consolidated inventory not owned	9,914	7,934
Total inventory	$1,916,608	$1,769,507
Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of December 31, 2020 and 2019, we had 1,131 homes (with a carrying value of $186.9 million) and 1,459 homes (with a carrying value of $304.0 million), respectively, included in homes under construction that were not subject to a sales contract.
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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Capitalized interest, beginning of period	$21,607	$20,765	$17,169
Interest capitalized to inventory	32,408	30,253	29,053
Capitalized interest charged to land and housing costs and expenses	(32,686)	(29,411)	(25,457)
Capitalized interest, end of period	$21,329	$21,607	$20,765

Interest incurred	$42,092	$51,628	$49,537
NOTE 5. Transactions with Related Parties
From time to time, in the ordinary course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.
The Company made a contribution of $0.9 million in 2020 to the M/I Homes Foundation, a charitable organization having certain officers and directors of the Company on its Board of Trustees.

The Company had a receivable of $0.2 million at both December 31, 2020 and 2019 due from an executive officer, relating to amounts owed to the Company for split-dollar life insurance policy premiums.  The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer.
NOTE 6. Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of December 31, 2020 and 2019, our investment in such joint venture arrangements totaled $34.7 million and $37.9 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Consolidated Balance Sheets. The decrease from prior year was driven primarily by lot distributions from our joint venture arrangements during 2020 of $29.7 million offset, in part, by our cash contributions to our joint venture arrangements during 2020 of $28.5 million.
The majority of our investment in joint venture arrangements for both 2020 and 2019 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of December 31, 2020 and 2019, the Company had $33.9 million and $35.5 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of December 31, 2020 and 2019, the Company had $0.8 million and $2.4 million, respectively, of equity invested in LLCs. The Company’s percentage of ownership in these LLCs as of both December 31, 2020 and 2019 ranged from 25% to 74%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Consolidated Statements of Income. The Company’s equity in income relating to earnings from its LLCs was $0.5 million for year ended December 31, 2020, and $0.3 million for each of the years ended December 31, 2019 and 2018. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of December 31, 2020 was the amount invested of $34.7 million, which is reported as Investment in Joint Venture Arrangements on our Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
As of both December 31, 2020 and 2019, the Company used a discount rate of 16% in determining the fair value of investments in joint venture arrangements. In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the joint venture arrangement; and (3) the intent and ability of the Company to retain its investment in the joint venture arrangements for a period of time sufficient to allow for any anticipated recovery in market value. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.

Variable Interest Entities
With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our Consolidated Financial Statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a variable interest entity (“VIE”) and (2) if we are the primary beneficiary of the entity. To determine whether we are the primary beneficiary of an entity, we consider whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. This analysis considers, among other things, whether we have: the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If we determine that we are not able to control such activities, we are not considered the primary beneficiary of the VIE. As of December 31, 2020 and 2019, we have determined that no LLC in which we have an interest met the requirements of a VIE.
NOTE 7. Guarantees and Indemnifications
Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability.  In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $21.1 million and $48.1 million were covered under these guarantees as of December 31, 2020 and 2019, respectively. The decrease in loans covered by these guarantees from December 31, 2019 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at December 31, 2020, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets. M/I Financial estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience.  Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $0.6 million at both December 31, 2020 and 2019.
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
The Company recorded a liability relating to the guarantees described above totaling $0.4 million and $0.5 million at December 31, 2020 and 2019, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
The Company has also provided certain other guarantees and indemnities in connection with the purchase and development of land, including environmental indemnities, and guarantees of the completion of land development.  The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure.  Actual future costs associated with these guarantees and indemnities could differ materially from our current estimated amounts. At December 31, 2020 and 2019, guarantees and indemnities of $1.4 million and $0.7 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.

NOTE 8. Commitments and Contingencies
Warranty
Our warranty reserves are included in Other Liabilities in the Company’s Consolidated Balance Sheets, as further explained in Note 1 to our Consolidated Financial Statements.  A summary of warranty activity for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
(In thousands)	2020		2019	2018
Warranty reserves, beginning of period	$26,420		$26,459	$26,133
Warranty expense on homes delivered during the period	17,913		14,685	13,456
Changes in estimates for pre-existing warranties	1,315		2,165	4,746
Charges related to stucco-related claims	860	(a)	—	—	(b)
Settlements made during the period	(17,496)		(16,889)	(17,876)
Warranty reserves, end of period	$29,012		$26,420	$26,459
(a)This represents charges of $1.6 million for additional stucco-related repair costs, net of $0.7 million of recoveries for past stucco-related claims, during 2020.
(b)This represents charges of $1.0 million for additional stucco-related repair costs, net of $1.0 million of recoveries for past stucco-related claims, during 2018.
We have received claims related to stucco installation from homeowners in certain of our communities in our Tampa and Orlando, Florida markets and have been named as a defendant in legal proceedings initiated by certain of such homeowners. These claims primarily relate to homes built prior to 2014 which have second story elevations with frame construction.
During 2015 through 2018, we recorded an aggregate total of $28.4 million of warranty charges for stucco-related repair costs, net of recoveries, for (1) homes in our Florida communities that we had identified as needing repair but had not yet completed the repair and (2) estimated repair costs for homes in our Florida communities that we had not yet identified as needing repair but that may require repair in the future. During 2019, we did not record any charges for stucco-related repair costs, and we received a total of $1.1 million of recoveries that were recorded directly to income as they related to past stucco-related claims and we had no current charge. Stucco-related recoveries are reflected in our financial statements in the period the reimbursement is received.

During 2020, as a result of our on-going review of stucco-related data described below, we (1) incurred $1.6 million of additional stucco-related charges and (2) also received $0.7 million of additional recoveries for past stucco-related claims, resulting in a net charge of $0.9 million. The remaining reserve for both known repair costs and an estimate of future costs of stucco-related repairs at December 31, 2020 included within our warranty reserve was $4.7 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of December 31, 2020. Our remaining stucco-related reserve is gross of any recoveries.
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
We continue to investigate the extent to which we may be able to further recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of December 31, 2020, we are unable to estimate any additional amount that we believe is probable of recovery from these sources and, as noted above, we have not recorded a receivable for recoveries nor included an estimated amount of recoveries in determining our stucco-related warranty reserve.

Performance Bonds and Letters of Credit

The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  At December 31, 2020, the Company had outstanding approximately $261.6 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through November, 2027. Included in this total are: (1) $193.9 million of performance and maintenance bonds and $53.8 million of performance letters of credit that serve as completion bonds for land development work in progress (letters of credit represent potential commitments and generally expire within one or two years); (2) $7.2 million of financial letters of credit, of which $6.7 million represent deposits on land and lot purchase agreements; and (3) $6.7 million of financial bonds. The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
Land Option Agreements

In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, using an analysis similar to that described above. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities in our Consolidated Inventory not Owned in our Consolidated Balance Sheets. At both December 31, 2020 and 2019, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
Other than as described below in “Consolidated Inventory Not Owned and Related Obligation,” the Company currently believes that its maximum exposure as of December 31, 2020 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $65.3 million, including cash deposits of $45.4 million, prepaid acquisition costs of $10.1 million, letters of credit of $6.7 million and $3.1 million of other non-cash deposits.
At December 31, 2020, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $799.7 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Consolidated Inventory Not Owned and Related Obligation
At December 31, 2020 and December 31, 2019, Consolidated Inventory Not Owned was $9.9 million and $7.9 million, respectively. At December 31, 2020 and 2019, the corresponding liability of $9.9 million and $7.9 million, respectively, has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheets. The decrease in this balance from December 31, 2019 is related primarily to a decrease in the number of land purchase agreements that had deposits and prepaid acquisition and development costs that exceeded certain thresholds resulting in the remaining purchase price of the lots to be recorded in inventory not owned, partially offset by an increase in the aggregate purchase amount of land contracts with specific performance requirements.

Legal Matters
In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At December 31, 2020 and 2019, we had $0.8 million and $0.7 million reserved for legal expenses, respectively.
NOTE 9. Operating Leases
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

Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The lease term includes an option to extend or terminate a lease when it is reasonably certain that the option will be exercised. The exercise of these lease renewal options is generally at our discretion.  The operating lease ROU assets include any lease payments made in advance and exclude any lease incentives. Lease payments include both lease and non-lease components as a single lease component. Lease expense is recognized on a straight-line basis over the lease term. The expense recognition pattern for our leases remained substantially unchanged as a result of the adoption of ASC 842. Variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are expensed as incurred. Short-term leases include leases with terms of less than one year without renewal options that are reasonably certain to be exercised and are recognized on a straight-line basis over the lease term. Due to our election of the practical expedient, leases with an initial term of twelve months or less are not recorded on the balance sheet. As the rate implicit in our leases is not readily determinable, the Company uses its estimated incremental borrowing rate at the commencement date in determining the present value of the lease payments. We give consideration to our recent debt issuances as well as to the current rate available under our Credit Facility when calculating our incremental borrowing rate. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.
During the twelve months ended December 31, 2020, the Company increased both its operating ROU asset and operating lease liability by $33.9 million and $34.1 million, respectively, as a result of $40.2 million in additional leases and modifications to existing leases throughout the period (primarily due to our new home office headquarters lease which commenced in June 2020), offset partially by $6.3 million of additional ROU asset amortization and $6.1 million of additional periodic lease expense (which is recorded within its Consolidated Statement of Cash Flows in the change in Other Assets and Other Liabilities). As of December 31, 2020, the Company’s ROU asset was $52.3 million and its operating lease liability had a balance of $52.5 million on its Consolidated Balance Sheets. The weighted-average remaining lease term was 13.2 years, and the weighted-average discount rate was 3.9%.

For the twelve months ended December 31, 2020, the Company had the following operating lease expense components:

(Dollars in thousands)
Operating lease expense	$7,548
Variable lease expense	137
Short-term lease expense	2,686
Total lease expense	$10,371

The following table presents a maturity analysis of our annual undiscounted cash flows reconciled to the carrying value of our operating lease liabilities as of December 31, 2020:

(Dollars in thousands)
2021	$8,998
2022	8,212
2023	6,536
2024	4,782
2025	3,287
Thereafter	35,377
Total lease payments	67,192
Less: Imputed interest	(14,718)
Total operating lease liability	$52,474
NOTE 10. Community Development District Infrastructure and Related Obligations
A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (the “Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to such CDD bond obligations issued and outstanding as of December 31, 2020:

Issue Date	Maturity Date	Interest Rate	Principal Amount as of December 31, 2020 (in thousands)	Principal Amount as of December 31, 2019 (in thousands)
12/23/2016	5/1/2047	6.20%	$6,735	$6,735
12/22/2017	5/1/2048	5.13%	9,815	9,815
9/24/2018	5/1/2049	5.09%	5,205	5,205
7/18/2019	5/1/2050	4.10%	4,705	4,705
Total CDD bond obligations issued and outstanding			$26,460	$26,460
The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company recorded a $8.2 million and $13.5 million liability related to these CDD bond obligations as of December 31, 2020 and December 31, 2019, respectively, along with the related inventory infrastructure.
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
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $926.9 million of availability for additional senior debt at December 31, 2020. As a result, the full $500 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At December 31, 2020, there were no borrowings outstanding and $61.0 million of letters of credit outstanding, leaving a net remaining borrowing availability of $439.0 million. The Credit Facility includes a $125 million sub-facility for letters of credit.
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in the Credit Facility), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indentures governing the Company’s $400.0 million aggregate principal amount of 4.95% Senior Notes due 2028 (the “2028 Senior Notes”) and the Company’s $250.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the “2025 Senior Notes”). The guarantors for the Credit Facility (the “Subsidiary Guarantors”) are the same subsidiaries that guarantee the 2028 Senior Notes and the 2025 Senior Notes.
The Company’s obligations under the Credit Facility are general, unsecured senior obligations of the Company and the Subsidiary Guarantors and rank equally in right of payment with all our and the Subsidiary Guarantors’ existing and future unsecured senior indebtedness. Our obligations under the Credit Facility are effectively subordinated to our and the Subsidiary Guarantors’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness.
The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth ($813.4 million at December 31, 2020 and subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company's number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures. At December 31, 2020, the Company was in compliance with all financial covenants of the Credit Facility.
Notes Payable - Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $125 million, which increased to $160 million from September 25, 2020 to October 15, 2020 and increased to $185 million from November 15, 2020 to February 4, 2021 (periods of increases in the volume of mortgage originations). The MIF Mortgage Warehousing Agreement expires on May 28, 2021. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month LIBOR rate (subject to a floor of 1.0%) plus a spread of 200 basis points. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At December 31, 2020, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $90 million. The MIF Mortgage Repurchase Facility expires on October 25, 2021. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the one-month LIBOR rate (subject to a floor of 1.0%) plus 175 or 200 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At December 31, 2020, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At December 31, 2020 and 2019, M/I Financial’s total combined maximum borrowing availability under the two credit facilities were $275.0 million and $225.0 million, respectively. At December 31, 2020 and December 31, 2019, M/I Financial had $225.6 million and $136.9 million outstanding on a combined basis under its credit facilities, respectively.
Senior Notes
On January 22, 2020, the Company issued $400.0 million aggregate principal amount of the 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes on or after February 1, 2023 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 103.713% of the principal amount outstanding, but will decline to 102.475% of the principal amount outstanding if redeemed during the 12 month period beginning on February 1, 2024, will further decline to 101.238% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2025 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.
The Company used a portion of the net proceeds from the issuance of the 2028 Senior Notes to redeem all $300.0 million aggregate principal amount of its then outstanding 6.75% Senior Notes due 2021 (the “2021 Senior Notes”) at 100.000% of the principal amount outstanding, plus accrued and unpaid interest thereon, on January 22, 2020.
As of both December 31, 2020 and 2019, we had $250.0 million of our 2025 Senior Notes outstanding. The 2025 Senior Notes bear interest at a rate of 5.625% per year, payable semiannually in arrears on February 1 and August 1 of each year, and mature on August 1, 2025. We may redeem all or any portion of the 2025 Senior Notes on or after August 1, 2020 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 104.219% of the principal amount outstanding, but will decline to 102.813% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2021, will further decline to 101.406% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2022 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after August 1, 2023, but prior to maturity.
As of December 31, 2019, we had $300.0 million of our 2021 Senior Notes outstanding. The 2021 Senior Notes paid interest at a rate of 6.75% per year, semiannually in arrears on January 15 and July 15 of each year, and were scheduled to mature on January 15, 2021. As stated above, the Company redeemed all of the 2021 Senior Notes on January 22, 2020.

The 2028 Senior Notes and the 2025 Senior Notes contain certain covenants, as more fully described and defined in the indentures governing the 2028 Senior Notes and the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indentures governing the 2028 Senior Notes and the 2025 Senior Notes. As of December 31, 2020, the Company was in compliance with all terms, conditions, and covenants under the indentures.
The 2028 Senior Notes and the 2025 Senior Notes are fully and unconditionally guaranteed jointly and severally on a senior unsecured basis by the Subsidiary Guarantors. The 2028 Senior Notes and the 2025 Senior Notes are general, unsecured senior obligations of the Company and the Subsidiary Guarantors and rank equally in right of payment with all our and the Subsidiary Guarantors’ existing and future unsecured senior indebtedness.  The 2028 Senior Notes and the 2025 Senior Notes are effectively subordinated to our and the Subsidiary Guarantors’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness.
The indentures governing our 2028 Senior Notes and our 2025 Senior Notes limit our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures. In each case, the “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indentures), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $363.0 million and $264.5 million at December 31, 2020 and 2019, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Consolidated Balance Sheets, totaling $4.1 million and $5.8 million as of December 31, 2020 and 2019, respectively, which are comprised of notes payable acquired in the normal course of business. These other borrowings are included in the debt maturities schedule below.

Maturities over the next five years with respect to the Company’s debt as of December 31, 2020 are as follows:

Debt Maturities (In thousands)
2021	$228,372
2022	953
2023	304
2024	77
2025	250,000
Thereafter	400,000
Total	$879,706

NOTE 12. Goodwill
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

The Company performed its annual goodwill impairment analysis during the fourth quarter of 2020, and no impairment was recorded at December 31, 2020, and there were no indicators of impairment or impairment charges recorded at December 31, 2019.

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

NOTE 13. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018
NUMERATOR
Net income	$239,874	$127,587	$107,663
Interest on 3.00% convertible senior subordinated notes due 2018 (a)	—	—	407
Diluted income available to common shareholders	$239,874	$127,587	$108,070
DENOMINATOR
Basic weighted average shares outstanding	28,610	27,846	28,234
Effect of dilutive securities:
Stock option awards	298	412	295
Deferred compensation awards	244	217	219
3.00% convertible senior subordinated notes due 2018 (a)	—	—	430
Diluted weighted average shares outstanding - adjusted for assumed conversions	29,152	28,475	29,178
Earnings per common share
Basic	$8.38	$4.58	$3.81
Diluted	$8.23	$4.48	$3.70
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	379	1	381
(a)On March 1, 2013, the Company issued $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”). The 2018 Convertible Senior Subordinated Notes were scheduled to mature on March 1, 2018 and the deadline for holders to convert the 2018 Convertible Senior Subordinated Notes was February 27, 2018. As a result of conversion elections made by holders of the 2018 Convertible Senior Subordinated Notes, (1) approximately $20.3 million in aggregate principal amount of the 2018 Convertible Senior Subordinated Notes were converted and settled through the issuance of approximately 0.629 million of our common shares (at a conversion price per common share of $32.31) and (2) the Company repaid in cash approximately $65.9 million in aggregate principal amount of the 2018 Convertible Senior Subordinated Notes at maturity.
For the year ended December 31, 2018, the effect of our convertible debt outstanding was included in the diluted earnings per share calculations.

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
During the fourth quarter of 2019, former President Trump signed into law the Taxpayer Certainty and Disaster Relief Act of 2019 (“Tax Extenders Act”), which temporarily renewed approximately two dozen credits that previously expired or were set to expire at the end of 2019. Notable for the Company was the retroactive extension of the energy efficient homes credit for 2018 through 2020. As a result, the Company recognized a $7.2 million tax benefit for the year ended December 31, 2020.

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
At December 31, 2020, the Company’s total deferred tax assets were $29.3 million which is offset by $23.1 million of total deferred tax liabilities for a $6.2 million net deferred tax asset which is reported on the Company’s Consolidated Balance Sheets.
The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2020	2019
Deferred tax assets:
Warranty, insurance and other accruals	$8,931	$8,114
Equity-based compensation	1,537	2,109
Inventory	5,344	4,254
Operating lease liabilities	13,145	4,613
State taxes	273	213
Net operating loss carryforward	65	754
Deferred charges	—	426
Total deferred tax assets	$29,295	$20,483

Deferred tax liabilities:
Federal effect of state deferred taxes	$230	$476
Depreciation	7,794	5,288
Operating lease right-of-use assets	13,099	4,613
Prepaid expenses	1,304	475
Deferred charges	685	—
Total deferred tax liabilities	$23,112	$10,852

Net deferred tax asset	$6,183	$9,631

The provision from income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current:
Federal	$54,634	$29,602	$24,408
State	12,087	4,985	$4,261
	$66,721	$34,587	$28,669

	Year Ended December 31,
(In thousands)	2020	2019	2018
Deferred:
Federal	$2,520	$1,490	$2,333
State	928	2,361	2,624
	$3,448	$3,851	$4,957
Total	$70,169	$38,438	$33,626
For 2020, 2019 and 2018, the Company’s effective tax rate was 22.63%, 23.15%, and 23.80%, respectively. The decrease in 2020’s effective tax rate from 2019 was primarily attributable to an increased tax benefit from energy tax credits. The decrease in 2019’s effective tax rate from 2018 was primarily attributable to an increased tax benefit from equity compensation. Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated benefit from income taxes are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Federal taxes at statutory rate	$65,109	$34,865	$29,671
State and local taxes – net of federal tax benefit	10,761	5,981	5,636
Equity Compensation	(1,322)	(1,251)	(254)
Federal tax credits	(7,182)	(3,493)	(2,817)
Other	2,803	2,336	1,390
Total	$70,169	$38,438	$33,626
The Company files income tax returns in the U.S. federal jurisdiction, and various states.  The Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2015.  The Company is audited from time to time, and if any adjustments are made, they would be either immaterial or reserved.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  At December 31, 2020, 2019 and 2018, we had no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits in prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change.
The Company had $0.1 million of state NOL carryforwards, net of the federal benefit, at December 31, 2020. Our state NOLs may be carried forward from one to 15 years, depending on the tax jurisdiction, with $0.1 million expiring between 2028 and 2032, absent sufficient state taxable income.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes several significant business tax provisions including modifications for net operating losses, credit for prior-year minimum tax liability and limitations on business interest and charitable contributions. The CARES Act also provides for an employee retention credit and technical corrections regarding qualified improvement property. We assessed the tax impact of the CARES Act as it relates to the Company, and it did not have a material impact on our tax rate for 2020.

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
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina

The following table shows, by segment, revenue, operating income and interest expense for 2020, 2019 and 2018, as well as the Company’s income before income taxes for such periods:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Revenue:
Northern homebuilding	$1,256,405	$1,027,291	$933,119
Southern homebuilding	1,702,727	1,417,676	1,300,967
Financial services (a)	87,013	55,323	52,196
Total revenue	$3,046,145	$2,500,290	$2,286,282

Operating income:
Northern homebuilding (b)	$125,588	$96,239	$86,131
Southern homebuilding (c)	202,561	115,082	95,912
Financial services (a)	53,395	27,350	27,482
Less: Corporate selling, general and administrative expense	(62,283)	(51,582)	(46,364)
Total operating income (b) (c) (d)	$319,261	$187,089	$163,161

Interest expense:
Northern homebuilding	$2,465	$7,474	$7,142
Southern homebuilding	4,292	10,250	10,073
Financial services (a)	2,927	3,651	3,269
Total interest expense	$9,684	$21,375	$20,484

Equity in income from joint venture arrangements	$(466)	$(311)	$(312)
Acquisition and integration costs (e)	—	—	1,700

Income before income taxes	$310,043	$166,025	$141,289

Depreciation and amortization:
Northern homebuilding	$3,342	$2,944	$2,448
Southern homebuilding	4,468	4,778	4,472
Financial services	3,034	2,095	1,281
Corporate	6,734	6,133	6,330
Total depreciation and amortization	$17,578	$15,950	$14,531
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.
(b)Includes $0.6 million and $5.1 million of acquisition-related charges taken during 2019 and 2018, respectively, as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.
(c)Includes a $0.9 million net charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8 to our Consolidated Financial Statements) taken during 2020.
(d)For the years ended December 31, 2020, 2019 and 2018, total operating income was reduced by $8.4 million, $5.0 million and $5.8 million, respectively, related to asset impairment charges taken during the period.
(e)Represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to our acquisition of Pinnacle Homes. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

The following tables show total assets by segment at December 31, 2020 and 2019:

	December 31, 2020
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$5,031	$40,326		$—	$45,357
Inventory (a)	847,524	1,023,727		—	1,871,251
Investments in joint venture arrangements	1,378	33,295		—	34,673
Other assets	37,465	57,588	(b)	596,711	691,764
Total assets	$891,398	$1,154,936		$596,711	$2,643,045

	December 31, 2019
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,655	$24,877		$—	$28,532
Inventory (a)	783,972	957,003		—	1,740,975
Investments in joint venture arrangements	1,672	36,213		—	37,885
Other assets	21,564	52,662	(b)	223,976	298,202
Total assets	$810,863	$1,070,755		$223,976	$2,105,594
(a)Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.
NOTE 16. Share Repurchase Program
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. During the year ended December 31, 2020, the Company repurchased 0.1 million outstanding common shares at an aggregate purchase price of $1.9 million under the 2018 Share Repurchase Program. The Company did not repurchase any shares during the second, third or fourth quarters of 2020. As of December 31, 2020, the Company has repurchased 1.4 million outstanding common shares at an aggregate purchase price of $32.8 million under the 2018 Share Repurchase Program and $17.2 million remains available for repurchases under the 2018 Share Repurchase Program. The timing, amount and other terms and conditions of any additional repurchases under the 2018 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, corporate considerations, general market and economic conditions and legal requirements. The 2018 Share Repurchase Program does not have an expiration date and the Board may modify, discontinue or suspend it at any time.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
The Company’s management, with the participation of the principal executive officer and the principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 85 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.OTHER INFORMATION
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of M/I Homes, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

Columbus, Ohio
February 19, 2021

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

We have adopted a Code of Business Conduct and Ethics that applies to our directors and all employees of the Company.  The Code of Business Conduct and Ethics is posted on our website, www.mihomes.com.  We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website. Copies of the Code of Business Conduct and Ethics will be provided free of charge upon written request directed to Investor Relations, M/I Homes, Inc., 4131 Worth Avenue, Suite 500, Columbus, OH 43219.

Item 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2020 with respect to the common shares issuable under the Company's equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,980,317	(1)	$30.21	(2)	1,150,810	(3)
Equity compensation plans not approved by shareholders	50,579	(4)	—		—
Total	2,030,896		$30.21		1,150,810
(1)Consists of the 2018 Long-Term Incentive Plan (“2018 LTIP”) (803,900 outstanding stock options, 65,500 outstanding director stock units and 149,193 outstanding performance share units (“PSU’s”) (assuming the maximum number of PSU’s will be earned)), the 2009 Long-Term Incentive Plan (“2009 LTIP”) (821,500 outstanding stock options, 62,500 outstanding director stock units and 69,665 outstanding PSU’s (assuming the maximum number of PSU’s will be earned)), which plan was terminated in May 2018, and the 2006 Director Equity Incentive Plan (“2006 Director Plan”) (8,059 outstanding director stock units), which plan was terminated in May 2009.
(2)The weighted average exercise price relates to the stock options granted under the 2018 LTIP and the 2009 LTIP.  The weighted average exercise price does not take into account the director stock units granted under the 2018 LTIP, the 2009 LTIP and the 2006 Director Plan or the PSU’s granted under the 2018 LTIP and the 2009 LTIP because the director stock units and the PSU’s are full value awards and have no exercise price. The director stock units and the PSU’s (if earned) will be settled at a future date in common shares on a one-for-one basis without the payment of any exercise price.
(3)Represents the aggregate number of common shares remaining available for issuance under the 2018 LTIP. Pursuant to the terms of the 2018 LTIP, and subject to certain adjustments provided therein, the aggregate number of common shares with respect to which awards may be granted under the 2018 LTIP is 2,250,000 common shares plus any common shares subject to outstanding awards under the 2009 LTIP as of May 8, 2018 that on or after May 8, 2018 cease for any reason to be subject to such awards other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable common shares. Pursuant to the terms of the 2018 LTIP, upon the grant of a full value award thereunder (including director stock units and PSU’s), we reduce the number of common shares available for issuance under the 2018 LTIP by an amount equal to the number of shares subject to the award multiplied by 1.50.
(4)Consists of the Amended and Restated Director Deferred Compensation Plan and the Amended and Restated Executives' Deferred Compensation Plan.  Pursuant to these plans, our directors and eligible employees may defer the payment of all or a portion of their director fees and annual cash bonuses, respectively, and the deferred amount is converted into that number of whole phantom stock units determined by dividing the deferred amount by the closing price of our common shares on the New York Stock Exchange on the date of such conversion (which is the same date the fees or bonus is paid) without any discount on the common share price or premium applied to the deferred amount. The phantom stock units are settled at a future date in common shares on a one-for-one basis. Neither the Director Deferred Compensation Plan nor the Executives' Deferred Compensation Plan provides for a specified limit on the number of common shares which may be attributable to participants' accounts relating to phantom stock units and issued under the terms of these plans.

The remaining information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders.
Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders.

PART IV

Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.
(1) The following financial statements are contained in Item 8:
Page in this report

Financial Statements

Report of Independent Registered Public Accounting Firm	49
Consolidated Statements of Income for the Years Ended December 31, 2020, 2019, and 2018	51
Consolidated Balance Sheets as of December 31, 2020 and 2019	52
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018	53
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	54
Notes to Consolidated Financial Statements	55

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

4.1	Specimen certificate representing M/I Homes, Inc.’s common shares, par value $.01 per share, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 [filed in paper form with the SEC].

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

4.7	Form of 4.95% Senior Notes due 2028 incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 22, 2020.

4.8
Registration Rights Agreement, dated as of January 22, 2020, by and among M/I Homes, Inc., the guarantors named therein and the initial purchasers named therein, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on January 22, 2020.

4.9
Description of M/I Homes, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

10.5
Third Amendment to Credit Agreement, dated June 30, 2020, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2020.

10.6
Commitment Increase Activation Notice dated August 28, 2015, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2015.

10.7
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

10.9
Second Amended and Restated Mortgage Warehousing Agreement, dated June 24, 2016, by and among M/I Financial, LLC, as borrower, Comerica Bank, as agent, and Comerica Bank, The Huntington National Bank, and BMO Harris Bank N.A., as lenders, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2016.

10.10
First Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated June 23, 2017, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2017.

10.11
Second Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated June 22, 2018, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2018.

10.12
Third Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated June 21, 2019, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2019.

10.13
Fourth Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated May 29, 2020, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2020.

10.14
Second Amended and Restated Master Repurchase Agreement dated as of October 30, 2017 by and between M/I Financial and Sterling National Bank, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.15
First Amendment to Second Amended and Restated Master Repurchase Agreement effective as of October 29, 2018 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.16
Second Amendment to Second Amended and Restated Master Repurchase Agreement effective as of October 28, 2019 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

10.17
Third Amendment to Second Amended and Restated Master Repurchase Agreement effective as of October 26, 2020 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.18*
M/I Homes, Inc. Amended and Restated 2006 Director Equity Incentive Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.19*
M/I Homes, Inc. Amended and Restated Director Deferred Compensation Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.20*
M/I Homes, Inc. Amended and Restated Executives’ Deferred Compensation Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.21*
Collateral Assignment Split-Dollar Agreement, dated as of September 24, 1997, by and between M/I Homes, Inc. and Phillip Creek, incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.22*
Change of Control Agreement between M/I Homes, Inc. and Robert H. Schottenstein, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2008.

10.23*
Change of Control Agreement between M/I Homes, Inc. and Phillip G. Creek, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2008.

10.24*
Change of Control Agreement between M/I Homes, Inc. and J. Thomas Mason, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2008.

10.25*
M/I Homes, Inc. 2009 Annual Incentive Plan, incorporated herein by reference to Appendix B to the Company’s proxy statement on Schedule 14A relating to the 2014 Annual Meeting of Shareholders of the Company filed on April 2, 2014.

10.26*
M/I Homes, Inc. 2009 Long-Term Incentive Plan, as amended, effective May 3, 2016, incorporated herein by reference to Appendix A to the Company’s proxy statement on Schedule 14A relating to the 2016 Annual Meeting of Shareholders of the Company filed on March 30, 2016.

10.27*
Form of Stock Units Award Agreement for Directors under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.28*
Form of Nonqualified Stock Option Award Agreement for Employees under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2010 (File No. 1-12434).

10.29*
Form of Performance Share Unit Award Agreement under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2014.

10.30*	M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2018.

10.31*	Form of Nonqualified Stock Option Award Agreement for Employees under the M/I Homes, Inc. 2018 Long-Term Incentive Plan. (Filed herewith.)

10.32*	Form of Stock Units Award Agreement for Directors under the M/I Homes, Inc. 2018 Long-Term Incentive Plan. (Filed herewith.)

10.33*
Form of Performance Share Unit Award Agreement under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2019.

21	Subsidiaries of M/I Homes, Inc. (Filed herewith.)

22	List of Subsidiary Guarantors. (Filed herewith.)

23	Consent of Deloitte & Touche LLP. (Filed herewith.)

24	Powers of Attorney. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document). (Furnished herewith.)

* Management contract or compensatory plan or arrangement.

(b) Exhibits.

Reference is made to Item 15(a)(3) above for a complete list of exhibits that are filed with this report. The following is a list of exhibits, included in Item 15(a)(3) above, that are filed concurrently with this report.

Exhibit Number	Description

10.31	Form of Nonqualified Stock Option Award Agreement for Employees under the M/I Homes, Inc. 2018 Long-Term Incentive Plan.

10.32	Form of Stock Units Award Agreement for Directors under the M/I Homes, Inc. 2018 Long-Term Incentive Plan.

21	Subsidiaries of M/I Homes, Inc.

22	List of Subsidiary Guarantors.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document). (Furnished herewith.)

(c) Financial statement schedules

None required.

Item 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of February 2021.

M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of February 2021.

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

KUMI D. WALKER*
Kumi D. Walker
Director
*The above-named directors of the registrant execute this report by Phillip G. Creek, their Attorney-in-Fact, pursuant to the powers of attorney executed by the above-named directors, which powers of attorney are filed as Exhibit 24 to this report.

By:	/s/Phillip G. Creek
Phillip G. Creek, Attorney-In-Fact