Form 10-Q
period 2021-06-30
M/I HOMES, INC.
filed 2021-07-29
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021

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
Common shares, par value $.01 per share: 29,318,130 shares outstanding as of July 26, 2021.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	June 30, 2021	December 31, 2020
	(unaudited)

ASSETS:
Cash, cash equivalents and restricted cash	$371,806	$260,810
Mortgage loans held for sale	172,760	234,293
Inventory	2,076,469	1,916,608
Property and equipment - net	23,997	26,612
Investment in joint venture arrangements	32,833	34,673
Operating lease right-of-use assets	52,085	52,291
Deferred income tax asset	6,183	6,183
Goodwill	16,400	16,400
Other assets	108,879	95,175
TOTAL ASSETS	$2,861,412	$2,643,045

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$221,909	$185,669
Customer deposits	109,739	72,635
Operating lease liabilities	52,450	52,474
Other liabilities	167,420	183,583
Community development district obligations	16,807	8,196
Obligation for consolidated inventory not owned	12,481	9,914
Notes payable bank - financial services operations	167,119	225,634
Notes payable - other	4,126	4,072
Senior notes due 2025 - net	247,873	247,613
Senior notes due 2028 - net	394,944	394,557
TOTAL LIABILITIES	$1,394,868	$1,384,347

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both June 30, 2021 and December 31, 2020; issued 30,137,141 shares at both June 30, 2021 and December 31, 2020	301	301
Additional paid-in capital	343,301	339,001
Retained earnings	1,140,926	948,453
Treasury shares - at cost - 819,011 and 1,323,292 shares at June 30, 2021 and December 31, 2020, respectively	(17,984)	(29,057)
TOTAL SHAREHOLDERS’ EQUITY	$1,466,544	$1,258,698
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,861,412	$2,643,045

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020

Revenue	$961,040	$714,194	$1,789,816	$1,291,797
Costs and expenses:
Land and housing	719,672	557,791	1,346,257	1,018,715
General and administrative	49,078	41,037	94,283	74,884
Selling	50,576	41,127	96,265	77,955
Equity in income from joint venture arrangements	(35)	(3)	(195)	(55)
Interest	452	2,515	1,628	7,215
Total costs and expenses	$819,743	$642,467	$1,538,238	$1,178,714

Income before income taxes	141,297	71,727	251,578	113,083

Provision for income taxes	33,690	17,219	59,105	26,829

Net income	$107,607	$54,508	$192,473	$86,254
Earnings per common share:
Basic	$3.68	$1.91	$6.60	$3.03
Diluted	$3.58	$1.89	$6.43	$2.98

Weighted average shares outstanding:
Basic	29,271	28,531	29,144	28,504
Diluted	30,093	28,836	29,935	28,920

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended June 30, 2021
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at March 31, 2021	29,185,630	$301	$340,696	$1,033,319	$(20,894)	$1,353,422
Net income	—	—	—	107,607	—	107,607
Stock options exercised	132,500	—	464	—	2,910	3,374
Stock-based compensation expense	—	—	2,141	—	—	2,141
Balance at June 30, 2021	29,318,130	$301	$343,301	$1,140,926	$(17,984)	$1,466,544

	Six Months Ended June 30, 2021
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2020	28,813,849	$301	$339,001	$948,453	$(29,057)	$1,258,698
Net income	—	—	—	192,473	—	192,473
Stock options exercised	428,100	—	1,230	—	9,400	10,630
Stock-based compensation expense	—	—	4,405	—	—	4,405
Deferral of executive and director compensation	—	—	338	—	—	338
Executive and director deferred compensation distributions	76,181	—	(1,673)	—	1,673	—
Balance at June 30, 2021	29,318,130	$301	$343,301	$1,140,926	$(17,984)	$1,466,544

	Three Months Ended June 30, 2020
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at March 31, 2020	28,523,329	$301	$332,490	$740,325	$(35,435)	$1,037,681
Net income	—	—	—	54,508	—	54,508
Stock options exercised	20,300	—	18	—	445	463
Stock-based compensation expense	—	—	1,753	—	—	1,753
Balance at June 30, 2020	28,543,629	$301	$334,261	$794,833	$(34,990)	$1,094,405

	Six Months Ended June 30, 2020
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2019	28,386,456	$301	$332,861	$708,579	$(38,264)	$1,003,477
Net income	—	—	—	86,254	—	86,254
Stock options exercised	152,600	—	308	—	3,337	3,645
Stock-based compensation expense	—	—	2,726	—	—	2,726
Repurchase of common shares	(80,000)	—	—	—	(1,912)	(1,912)
Deferral of executive and director compensation	—	—	215	—	—	215
Executive and director deferred compensation distributions	84,573	—	(1,849)	—	1,849	—
Balance at June 30, 2020	28,543,629	$301	$334,261	$794,833	$(34,990)	$1,094,405

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
OPERATING ACTIVITIES:
Net income	$192,473	$86,254
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income from joint venture arrangements	(195)	(55)
Mortgage loan originations	(1,088,033)	(773,970)
Proceeds from the sale of mortgage loans	1,149,308	766,105
Fair value adjustment of mortgage loans held for sale	258	(427)
Fair value adjustment of mortgage servicing rights	(162)	422
Capitalization of originated mortgage servicing rights	(9,784)	(2,233)
Amortization of mortgage servicing rights	583	1,159
Depreciation	6,357	6,037
Amortization of debt issue costs	1,294	1,228
Loss on sale of mortgage servicing rights	177	—
Loss on early extinguishment of debt	—	950
Stock-based compensation expense	4,405	2,726
Deferred income tax expense	—	253
Change in assets and liabilities:
Inventory	(133,286)	(51,603)
Other assets	(3,277)	(20,753)
Accounts payable	36,241	44,062
Customer deposits	37,104	15,067
Accrued compensation	(11,882)	(16,699)
Other liabilities	(7,780)	24,303
Net cash provided by operating activities	173,801	82,826

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,036)	(1,976)
Return of capital from joint venture arrangements	1,050	363
Investment in joint venture arrangements	(17,101)	(19,089)
Proceeds from sale of mortgage servicing rights	4,324	—
Net cash used in investing activities	(12,763)	(20,702)

FINANCING ACTIVITIES:
Repayment of senior notes due 2021	—	(300,000)
Net proceeds from issuance of senior notes due 2028	—	400,000
Proceeds from bank borrowings - homebuilding operations	—	306,800
Repayment of bank borrowings - homebuilding operations	—	(372,800)
Net repayments of bank borrowings - financial services operations	(58,515)	(2,720)
Principal repayments of notes payable - other and community development district bond obligations	54	1,213
Repurchase of common shares	—	(1,912)
Debt issue costs	(2,211)	(8,410)
Proceeds from exercise of stock options	10,630	3,645
Net cash (used in) provided by financing activities	(50,042)	25,816
Net increase in cash, cash equivalents and restricted cash	110,996	87,940
Cash, cash equivalents and restricted cash balance at beginning of period	260,810	6,083
Cash, cash equivalents and restricted cash balance at end of period	$371,806	$94,023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$420	$6,114
Income taxes	$60,523	$1,862

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$8,611	$(1,971)
Consolidated inventory not owned	$2,567	$3,101
Distribution of single-family lots from joint venture arrangements	$18,086	$11,522

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

Significant Accounting Policies

There have been no significant changes to our significant accounting policies during the quarter ended June 30, 2021 as compared to those disclosed in our 2020 Form 10-K.
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

A summary of the Company’s inventory as of June 30, 2021 and December 31, 2020 is as follows:

(In thousands)	June 30, 2021	December 31, 2020
Single-family lots, land and land development costs	$833,665	$868,288
Land held for sale	3,840	4,623
Homes under construction	1,095,585	898,966
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2021 - $13,376; December 31, 2020 - $12,909)	70,054	81,264
Community development district infrastructure	16,807	8,196
Land purchase deposits	44,037	45,357
Consolidated inventory not owned	12,481	9,914
Total inventory	$2,076,469	$1,916,608

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of June 30, 2021 and December 31, 2020, we had 869 homes (with a carrying value of $115.4 million) and 1,131 homes (with a carrying value of $186.9 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $16.8 million liability and a $8.2 million liability related to these CDD bond obligations as of June 30, 2021 and December 31, 2020, respectively, along with the related inventory infrastructure.

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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Capitalized interest, beginning of period	$22,119	$22,199	$21,329	$21,607
Interest capitalized to inventory	9,623	7,758	18,618	14,920
Capitalized interest charged to land and housing costs and expenses	(9,438)	(7,754)	(17,643)	(14,324)
Capitalized interest, end of period	$22,304	$22,203	$22,304	$22,203

Interest incurred	$10,075	$10,273	$20,246	$22,135

NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of June 30, 2021 and December 31, 2020, our investment in such joint venture arrangements totaled $32.8 million and $34.7 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $1.9 million decrease during the six-month period ended June 30, 2021 was driven primarily by lot distributions from our joint venture arrangements of $18.1 million and return of capital from joint venture arrangements of $1.1 million, offset, in part, by our cash contributions to our joint venture arrangements during the first half of 2021 of $17.1 million.
The majority of our investment in joint venture arrangements for both June 30, 2021 and December 31, 2020 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of June 30, 2021 and December 31, 2020, the Company had $32.6 million and $33.9 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of June 30, 2021 and December 31, 2020, the Company had $0.2 million and $0.8 million, respectively, of equity invested in LLCs. The Company’s percentage of ownership in these LLCs as of June 30, 2021 ranged from 25% to 50% and as of December 31, 2020 ranged from 25% to 74%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. The Company’s equity in income relating to earnings from its LLCs was less than $0.1 million for both the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and less than $0.1 million for the six months ended June 30, 2021 and 2020. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of June 30, 2021 was the amount invested of $32.8 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the 2020 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both June 30, 2021 and December 31, 2020, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. The carrying value and fair value of mortgage servicing rights was $13.7 million at June 30, 2021. At December 31, 2020, the carrying value and fair value of our mortgage servicing rights were $9.4 million and $9.2 million, respectively. This $0.2 million decrease in the value of our mortgage servicing rights was caused by the disruption in the mortgage industry as a result of the COVID-19 pandemic, and was recorded as a decrease in revenue to bring the carrying value down to the fair value, for a net valuation allowance and impairment of $0.2 million for the year ended December 31, 2020.
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
The table below shows the notional amounts of our financial instruments at June 30, 2021 and December 31, 2020:

Description of Financial Instrument (in thousands)	June 30, 2021	December 31, 2020
Whole loan contracts and related committed IRLCs	$2,418	$2,354
Uncommitted IRLCs	302,394	208,500
FMBSs related to uncommitted IRLCs	279,000	183,000
Whole loan contracts and related mortgage loans held for sale	4,689	78,142
FMBSs related to mortgage loans held for sale	164,000	131,000
Mortgage loans held for sale covered by FMBSs	160,826	148,331

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2021	2020	2021	2020
Mortgage loans held for sale	$6,682	$(3,312)	$(258)	$427
Forward sales of mortgage-backed securities	(8,329)	5,417	1,017	(1,163)
Interest rate lock commitments	3,128	(826)	510	1,557
Whole loan contracts	(60)	(102)	353	(48)
Total gain recognized	$1,421	$1,177	$1,622	$773

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	June 30, 2021		June 30, 2021
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$624
Interest rate lock commitments	Other assets	2,153	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	47
Total fair value measurements		$2,153		$671

	Asset Derivatives		Liability Derivatives
	December 31, 2020		December 31, 2020
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$1,640
Interest rate lock commitments	Other assets	1,664	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	422
Total fair value measurements		$1,664		$2,062
Assets Measured on a Non-Recurring Basis
Inventory. The Company assesses inventory for recoverability on a quarterly basis based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. Determining the fair value of a community’s inventory involves a number of variables, estimates and projections, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Inventory” in the 2020 Form 10-K for additional information regarding the Company’s methodology for determining fair value.
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and six months ended June 30, 2021 and 2020, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the 2020 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and six months ended June 30, 2021 and 2020, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		June 30, 2021		December 31, 2020
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$371,806	$371,806	$260,810	$260,810
Mortgage loans held for sale	Level 2	172,760	172,760	234,293	234,293
Interest rate lock commitments	Level 2	2,153	2,153	1,664	1,664
Liabilities:
Notes payable - financial services operations	Level 2	167,119	167,119	225,634	225,634
Notes payable - other	Level 2	4,126	5,021	4,072	3,647
Senior notes due 2025 (a)	Level 2	250,000	258,125	250,000	259,375
Senior notes due 2028 (a)	Level 2	400,000	419,000	400,000	421,000
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	47	47	422	422
Forward sales of mortgage-backed securities	Level 2	624	624	1,640	1,640
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at June 30, 2021 and December 31, 2020:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2025 and  Senior Notes due 2028. The fair value of these financial instruments was determined based upon market quotes at June 30, 2021 and December 31, 2020. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended June 30, 2021 under the Company’s $550 million unsecured revolving credit facility, dated July 18, 2013, as amended most recently on June 10, 2021 (the “Credit Facility”), fluctuated daily with the one-month LIBOR rate plus a margin of 175 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC, a 100%-owned subsidiary of M/I Homes, Inc. (“M/I Financial”), is a party to two credit agreements: (1) a $175 million secured mortgage warehousing agreement, dated June 24, 2016, as amended (the “MIF Mortgage Warehousing Agreement”); and (2) a $90 million mortgage repurchase agreement, dated October 30, 2017, as amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the second quarter of 2021 fluctuated with LIBOR. See Note 8 to our financial statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.

Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $66.8 million and $21.1 million were covered under these guarantees as of June 30, 2021 and December 31, 2020, respectively.  The increase in loans covered by these guarantees from December 31, 2020 is a result of a change in the mix of investors and their related purchase terms.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at June 30, 2021, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $1.7 million and $0.6 million at June 30, 2021 and December 31, 2020, respectively.
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
The Company recorded a liability relating to the guarantees described above totaling $0.6 million and $0.4 million at June 30, 2021 and December 31, 2020, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
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

A summary of warranty activity for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020		2021	2020
Warranty reserves, beginning of period	$29,426	$26,040		$29,012	$26,420
Warranty expense on homes delivered during the period	5,586	4,242		10,412	7,663
Changes in estimates for pre-existing warranties	248	(623)		611	(644)
Charges related to stucco-related claims	—	—	(a)	—	—	(a)
Settlements made during the period	(5,380)	(3,484)		(10,155)	(7,264)
Warranty reserves, end of period	$29,880	$26,175		$29,880	$26,175
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

During the three and six month periods ended June 30, 2021, we did not record any additional warranty charges or receive any additional recoveries for stucco-related repair costs. At June 30, 2021, the remaining reserve for (1) homes in our Florida communities that we have identified as needing repair but have not yet completed the repair and (2) estimated repair costs for homes in our Florida communities that we have not yet identified as needing repair but that may require repair in the future included within our warranty reserve was $3.7 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of June 30, 2021. Our remaining stucco-related reserve is gross of any recoveries. Stucco-related recoveries are recorded in the period the reimbursement is received.
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
We continue to investigate the extent to which we may be able to further recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of June 30, 2021, we are unable to estimate any additional amount that we believe is probable of recovery from these sources and, as noted above, we have not recorded a receivable for recoveries nor included an estimated amount of recoveries in determining our stucco-related warranty reserve.

Performance Bonds and Letters of Credit

At June 30, 2021, the Company had outstanding approximately $318.3 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through November 2027. Included in this total are: (1) $230.2 million of performance and maintenance bonds and $72.5 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $8.6 million of financial letters of credit, of which $8.2 million represent deposits on land and lot purchase agreements; and (3) $7.0 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At June 30, 2021, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $993.0 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters
In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At June 30, 2021 and December 31, 2020, we had $1.7 million and $0.8 million reserved for legal expenses, respectively.

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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis during the fourth quarter of 2020, and no impairment was recorded at December 31, 2020. At June 30, 2021, no indicators for impairment existed and therefore no impairment was recorded. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen or other events occur that could impact the fair value of the reporting unit.
NOTE 8. Debt
Notes Payable - Homebuilding
On June 10, 2021, the Company entered into an amendment to the Credit Facility which, among other things (1) increased the commitments from lenders to $550 million from $500 million, (2) extended the maturity to July 18, 2025, (3) increased the required minimum level of Consolidated Tangible Net Worth from $848.2 million to $946.2 million (subject to increase over time based on earnings and proceeds from equity offerings), (4) increased the accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $700 million, subject to obtaining additional commitments from lenders, (5) reduced the floor on one-month LIBOR to 0.25% from 0.75% and decreased the LIBOR margin by 75 basis points to 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio), (6) decreased the fee paid quarterly on the remaining available commitment amount by 15 basis points, to 30 basis points (which is also subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio), (7) increased the sub-facility for letters of credit included in the Credit Facility to $150 million from $125 million, and (8) increased the borrowing base advance rates for certain categories of inventory used to calculate the available amount under the Credit Facility.
At June 30, 2021, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $1.14 billion of availability for additional senior debt at June 30, 2021. As a result, the full $550 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At June 30, 2021, there were no borrowings outstanding and $81.1 million of letters of credit outstanding, leaving a net remaining borrowing availability of $468.9 million. The Credit Facility includes a $150 million sub-facility for letters of credit.
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

Notes Payable - Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. In May 2021, M/I Financial entered into an amendment to the MIF Mortgage Warehousing Agreement, which, among other things, extended the expiration date to May 27, 2022, increased the base maximum borrowing availability to $175 million from $125 million, allows the maximum borrowing availability to increase to $210 million from September 25, 2021 to October 15, 2021 and to $235 million from November 15, 2021 to February 4, 2022, which are periods of increased volume of mortgage originations, reduced the floor on one-month LIBOR from 1.0% to 0.5%, reduced the LIBOR margin from 2.0% to 1.9%, increased the required minimum level of Minimum Tangible Net Worth from $12.5 million to $15.0 million, and increased the required minimum level of liquidity from $6.25 million to $7.0 million. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At June 30, 2021, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $90 million. The MIF Mortgage Repurchase Facility expires on October 25, 2021. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the one-month LIBOR rate (subject to a floor of 1.0%) plus 175 or 200 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At June 30, 2021, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At June 30, 2021 and December 31, 2020, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $265.0 million and $275.0 million, respectively. At June 30, 2021 and December 31, 2020, M/I Financial had $167.1 million and $225.6 million outstanding on a combined basis under its credit facilities, respectively.
Senior Notes
As of both June 30, 2021 and December 31, 2020, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes on or after February 1, 2023 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 103.713% of the principal amount outstanding, but will decline to 102.475% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2024, will further decline to 101.238% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2025 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.
As of both June 30, 2021 and December 31, 2020, we had $250.0 million of our 2025 Senior Notes outstanding. The 2025 Senior Notes bear interest at a rate of 5.625% per year, payable semiannually in arrears on February 1 and August 1 of each year, and mature on August 1, 2025. We may redeem all or any portion of the 2025 Senior Notes on or after August 1, 2020 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price is initially 104.219% of the principal amount outstanding, but will decline to 102.813% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2021, will further decline to 101.406% of the principal amount outstanding if redeemed during the 12-month period beginning on August 1, 2022 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after August 1, 2023, but prior to maturity.
The 2028 Senior Notes and the 2025 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes and the indenture governing the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes and the indenture governing the 2025 Senior Notes. As of June 30, 2021, the Company was in compliance with all terms, conditions, and covenants under the indentures.
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

The indenture governing our 2028 Senior Notes and the indenture governing the 2025 Senior Notes limit our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indentures. In each case, the “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indentures), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $444.7 million at June 30, 2021 and $363.0 million at December 31, 2020. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors (see Note 12 to our financial statements for more information).
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $4.1 million as of both June 30, 2021 and December 31, 2020, which are comprised of notes payable acquired in the normal course of business.

NOTE 9. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
NUMERATOR
Net income	$107,607	$54,508	$192,473	$86,254
DENOMINATOR
Basic weighted average shares outstanding	29,271	28,531	29,144	28,504
Effect of dilutive securities:
Stock option awards	512	115	487	210
Deferred compensation awards	310	190	304	206
Diluted weighted average shares outstanding	$30,093	$28,836	$29,935	$28,920
Earnings per common share:
Basic	$3.68	$1.91	$6.60	$3.03
Diluted	$3.58	$1.89	$6.43	$2.98
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	6	1,178	3	676
NOTE 10. Income Taxes
During the three months ended June 30, 2021 and 2020, the Company recorded a tax provision of $33.7 million and $17.2 million, respectively, which reflects income tax expense related to the periods’ income before income taxes. The effective tax rate for the three months ended June 30, 2021 and 2020 was 23.8% and 24.0%, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded a tax provision of $59.1 million and $26.8 million, respectively. The effective tax rate for the six months ended June 30, 2021 and 2020 was 23.5% and 23.7%, respectively.

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
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina

The following table shows, by segment, revenue, operating income and interest expense for the three and six months ended June 30, 2021 and 2020, as well as the Company’s income before income taxes for such periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Revenue:
Northern homebuilding	$417,787	$299,340	$750,785	$539,610
Southern homebuilding	514,618	395,806	980,747	719,672
Financial services (a)	28,635	19,048	58,284	32,515
Total revenue	$961,040	$714,194	$1,789,816	$1,291,797

Operating income:
Northern homebuilding	$61,982	$32,241	$100,966	$53,122
Southern homebuilding	79,064	44,319	145,279	73,176
Financial services (a)	18,925	11,457	39,561	17,819
Less: Corporate selling, general and administrative expense	(18,257)	(13,778)	(32,795)	(23,874)
Total operating income	$141,714	$74,239	$253,011	$120,243

Interest expense (income):
Northern homebuilding	$—	$703	$76	$2,514
Southern homebuilding	—	1,192	157	3,350
Financial services (a)	949	620	1,892	1,351
Corporate	(497)	—	(497)	—
Total interest expense	$452	$2,515	$1,628	$7,215

Equity in income from joint venture arrangements	(35)	(3)	(195)	(55)

Income before income taxes	$141,297	$71,727	$251,578	$113,083
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

The following tables show total assets by segment at June 30, 2021 and December 31, 2020:

	June 30, 2021
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,860	$39,177		$—	$44,037
Inventory (a)	873,152	1,159,280		—	2,032,432
Investments in joint venture arrangements	—	32,833		—	32,833
Other assets	43,221	73,660	(b)	635,229	752,110
Total assets	$921,233	$1,304,950		$635,229	$2,861,412

	December 31, 2020
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$5,031	$40,326		$—	$45,357
Inventory (a)	847,524	1,023,727		—	1,871,251
Investments in joint venture arrangements	1,378	33,295		—	34,673
Other assets	37,465	57,588	(b)	596,711	691,764
Total assets	$891,398	$1,154,936		$596,711	$2,643,045
(a)Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.
NOTE 12. Share Repurchase Program
On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. During the first half of 2021, the Company did not repurchase any outstanding common shares under the 2018 Share Repurchase Program. As of June 30, 2021, the Company has repurchased 1.4 million outstanding common shares at an aggregate purchase price of $32.8 million under the 2018 Share Repurchase Program and $17.2 million remained available for repurchases under the 2018 Share Repurchase Program.

On July 28, 2021, the Company announced that its Board of Directors has approved a new share repurchase program, pursuant to which the Company may purchase up to $100 million of its common shares (the “2021 Share Repurchase Program”), which replaces the 2018 Share Repurchase Program. Such common shares may be purchased through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. The timing and amount of any purchases will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements. The 2021 Share Repurchase Program has no expiration date and may be modified, discontinued or suspended at any time.
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
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2021	2020		2021	2020
Housing	$927,506	$694,700		$1,725,785	$1,254,149
Land sales	4,899	446		5,747	5,133
Financial services (a)	28,635	19,048	(b)	58,284	32,515	(b)
Total revenue	$961,040	$714,194		$1,789,816	$1,291,797
(a)Revenue includes hedging gains of $2.7 million and hedging losses of $7.0 million for the three months ended June 30, 2021 and 2020, respectively, and hedging gains of $3.9 million and hedging losses of $10.6 million for the six months ended June 30, 2021 and 2020, respectively. Hedging gains/losses do not represent revenue recognized from contracts with customers.
(b)Revenue for the three months ended June 30, 2020 includes a $0.6 million reversal of the $1.0 million charge taken on our mortgage serving rights during the first quarter of 2020. This $0.6 million was recorded as an increase in revenue. Revenue for the six months ended June 30, 2020 includes a net $0.4 million impairment charge taken on our mortgage serving rights which was recorded as a reduction of revenue. The net impairment charge taken during the first half of 2020 was caused by the disruption in the mortgage industry as a result of the COVID-19 pandemic.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 97% of our total revenues for the three and six months ended June 30, 2021 and 2020, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 133,000 homes since commencing homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; and Charlotte and Raleigh, North Carolina.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended June 30, 2021 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K.
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
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Overview
For both the second quarter and first half of 2021, we achieved record levels of new contracts, homes delivered, revenue and income before income taxes. For the second quarter of 2021, we also achieved all-time quarterly records for income before income taxes, revenues, homes delivered, number of homes in backlog and backlog sales value. In addition, our financial services operations achieved second quarter and year-to-date records for revenue, income before income taxes and number of loans originated.

We believe that the homebuilding industry benefited from low interest rates, a continued undersupply of available homes and a heightened demand for home ownership, including an increase in millennial buyers, as many consumers move from rental apartments and densely populated areas to single family homes in suburban locations. We further believe these factors will continue to support strong demand throughout 2021, subject to any slowdown in the economic recovery, adverse developments related to the COVID-19 pandemic or increases in mortgage rates, unemployment levels, or inflationary cost pressures.

During the second quarter and first half ended June 30, 2021, we achieved the following record results in comparison to the second quarter and first half of 2020:
•New contracts increased to 2,267 from 2,261 and increased 24% to 5,376 from 4,350, respectively
•Homes delivered increased 23% to 2,258 homes (an all-time quarterly record) and 28% to 4,277 homes, respectively
•Number of homes in backlog at June 30, 2021 increased 49% to an all-time record 5,488 homes
•Total sales value in backlog increased 71% to $2.5 billion, an all-time record
•Revenue increased 35% to $961.0 million (an all-time quarterly record) and 39% to $1.8 billion, respectively
•Income before income taxes increased 97% to $141.3 million (an all-time quarterly record) and 122% to $251.6 million, respectively
•Net income increased 97% to $107.6 million and 123% to $192.5 million, respectively

In addition to the results described above, our financial services operations also achieved record income before income taxes for the second quarter and the first half of 2021, benefiting from an increase in homes closed, the number of mortgages originated and higher margins, as well as technology enabled efficiencies.
Our company-wide absorption pace of sales per community for the second quarter of 2021 improved to 4.2 per month compared to 3.4 per month for the prior year’s second quarter. Partially as a result of this accelerated sales pace, our number of active communities declined to 175 from 220 at the end of the second quarter of 2020 and from 187 at the end of 2021’s first quarter. We believe we maintain a strong land position, and we continue to place additional land under contract for communities that will be brought online in future periods. However, our ability to replace existing communities in the short-term that are selling out faster than we anticipated could negatively impact our number of active communities in 2021. We continue to work to open new communities to grow our community count. We are also actively managing sales pace, in part by selectively increasing prices and limiting sales in the majority of our communities, to optimize our availability of lots and maximize returns, while also maintaining a manageable timeline for construction and delivery of our homes.
Summary of Company Financial Results

Income before income taxes for the second quarter of 2021 increased 97% from $71.7 million in the second quarter of 2020 to an all-time quarterly record $141.3 million in 2021. For the six months ended June 30, 2021, income before income taxes increased 122% from $113.1 million for the first half of 2020 to $251.6 million. We achieved net income of $107.6 million ($3.58 per diluted share), in 2021's second quarter, a 97% increase, or $53.1 million, from net income of $54.5 million ($1.89 per diluted share), in 2020's second quarter. Our effective tax rate was 23.8% in 2021’s second quarter compared to 24.0% in 2020. In the first half of 2021, we achieved net income of $192.5 million, or $6.43 per diluted share, compared to net income of $86.3 million, or $2.98 per diluted share, in the six months ended June 30, 2020. Our effective tax rate was 23.5% in 2021's first half compared to 23.7% in the same period in 2020.
During the quarter ended June 30, 2021, we recorded all-time quarterly record total revenue of $961.0 million, of which $927.5 million was from homes delivered, $4.9 million was from land sales and $28.6 million was from our financial services operations. Revenue from homes delivered increased 34% in 2021's second quarter compared to the same period in 2020 driven primarily by a 23% increase in the number of homes delivered (423 units) in addition to an 8% increase in the average sales price of homes delivered ($32,000 per home delivered), which was primarily the result of strong demand. Revenue from land sales increased $4.5 million from the second quarter of 2020 due to more land sales in 2021's second quarter compared to the prior year. Revenue from our financial services segment increased 50% to a second quarter record $28.6 million in the second quarter of 2021 as a result of an increase in loans closed and sold as well as higher margins on loans sold during the period compared to prior year. In the first half of 2021, we recorded year-to-date record total revenue of $1.8 billion, of which $1.73 billion was from homes delivered, $5.7 million was from land sales and $58.3 million was from our financial services operations. Revenue from homes delivered increased 38% in the first half of 2021 compared to the same period in 2020 driven primarily by a 28% increase in the number of homes delivered (947 units) and a 7% increase in the average sales price of homes delivered ($27,000 per home delivered). Revenue from land sales increased $0.6 million from the six months ended June 30, 2020 due to increased land sales in 2021's first six months compared to the prior year. Revenue from our financial services segment increased 79% to $58.3 million in the first half of 2021 as a result of an increase in loans closed and sold in the first half of 2021, in addition to higher margins on loans sold during the period compared to the prior year.
Total gross margin (total revenue less total land and housing costs) increased $85.0 million in the second quarter of 2021 compared to the second quarter of 2020 as a result of a $75.4 million improvement in the gross margin of our homebuilding operations and a $9.6 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $74.4 million primarily as a result of the 8% increase in average sales price of homes delivered and the 23% increase in the number of homes delivered. Our housing gross margin percentage improved 300 basis points from 19.8% in prior year's second quarter to 22.8% in 2021's second quarter, primarily as a result of strong demand during 2021's second quarter. Our gross margin on land sales (land sale gross margin) improved $1.0 million in the second quarter of 2021 compared to the second quarter of 2020. The gross margin of our financial services operations increased $9.6 million in the second quarter of 2021 compared to the second quarter of 2020 as a result of increases in the number of loan originations and the average loan amount, in addition to higher margins on loans sold during the second quarter of 2021 compared to the second quarter of 2020. Total gross margin increased $170.5 million in the first half of 2021 compared to the same period in 2020 as a result of a $144.7 million improvement in the gross margin of our homebuilding operations and a $25.8 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $143.6 million as a result of the 28% increase in the number of homes delivered and the 7% increase in the average sales price of homes delivered. Our housing gross margin percentage improved 310 basis points from 19.2% in prior year’s first half to 22.3% in 2021's first half, primarily as a result of strong demand during the period. Our gross margin on land sales improved $1.1 million in 2021's first six months compared to the same period in 2020. The gross margin of our financial services operations increased $25.8 million in the first half of 2021 compared to the same period in 2020 as a result of increases in the number of loan originations, in addition to higher margins on loans sold during the first half of 2021 compared to the first half of 2020. Our housing gross margin may fluctuate from quarter to quarter depending on the mix of communities delivering homes, due to the variation in margin between different communities.
As a result of the record number of sales in 2020 and during the first half of 2021, we are selling through communities faster, which has negatively impacted our number of active communities.We opened 37 new communities during the first half of 2021 and closed out of 64 communities.
For the three months ended June 30, 2021, selling, general and administrative expense increased $17.5 million, which partially offset the increase in our gross margin dollars discussed above, but declined as a percentage of revenue from 11.5% in the second quarter of 2020 to 10.4% in the second quarter of 2021. Selling expense increased $9.4 million from 2020's second quarter but improved as a percentage of revenue to 5.3% in 2021's second quarter from 5.8% for the same period in 2020. Variable selling expense for sales commissions contributed $8.4 million to the increase due to the higher number of homes delivered in the quarter. The increase in selling expense was also attributable to a $1.0 million increase in non-variable selling expense primarily related to increased headcount in our sales offices and models. General and administrative expense increased $8.1 million compared to the second quarter of 2020 but declined as a percentage of revenue from 5.7% in the second quarter of 2020 to 5.1% in the second quarter of 2021. The dollar increase in general and administrative expense was primarily due to a $7.6 million increase in compensation-related expenses due to our increased headcount and our strong financial performance during the quarter and a $0.5 million increase in land-related expenses. For the six months ended June 30, 2021, selling, general and administrative expense increased $37.7 million, which partially offset the increase in our gross margin dollars discussed above, but declined as a percentage of revenue from 11.8% in the six months ended June 30, 2020 to 10.6% in the first six months of 2021. Selling expense increased $18.3 million from the first half of 2020 but improved as a percentage of revenue to 5.4% in 2021's first half from 6.0% for the same period in 2020. Variable selling expense for sales commissions contributed $17.5 million to the increase due to the higher number of homes delivered during the first half of 2021. The increase in selling expense was also attributable to a $0.8 million increase in non-variable selling expense primarily related to increased headcount in our sales offices and models. General and administrative expense increased $19.4 million compared to the first half of 2020 but declined as a percentage of revenue from 5.8% in the six months ended June 30, 2020 to 5.3% in the first six months of 2021. The dollar increase in general and administrative expense was primarily due to a $16.0 million increase in compensation-related expenses due to our increased headcount and our strong financial performance during the period, a $2.0 million increase in land-related expenses, a $0.5 million increase in computer costs related to our investment in new information systems, a $0.4 million increase in charitable contributions, and a $0.5 million increase in miscellaneous expenses.
Outlook
We believe that new home sales will continue to benefit from low interest rates, a continued undersupply of available homes and consumer demographics, including a growing number of homebuyers, and an increase in millennial buyers, moving from rental apartments and more densely populated areas to single family homes in suburban locations. However, while overall economic conditions in the United States are recovering and housing conditions are currently favorable, such conditions, including the level of employment, inflationary cost pressures, secondary mortgage markets, consumer confidence and availability of mortgage loans, could be negatively impacted by adverse developments related to the COVID-19 pandemic, increases in mortgage rates, or other factors.

In the first half of 2021, we continued to experience cost increases in certain construction materials, and we continue to actively manage and monitor those costs. We have been able to raise home prices in many of our communities to offset these cost increases and preserve or increase our margins. During the second quarter, our ability to raise prices, together with cost management, allowed us to achieve a total gross margin percentage of 25.1%, an improvement of 320 basis points compared with 2020’s second quarter. We may experience future shortages in materials and labor as well as price increases for materials and labor and may not be able to maintain our current level of direct construction costs as a percentage of average sales price. We remain sensitive to changes in market conditions, and continue to focus on controlling overhead leverage and carefully managing our investment in land and land development spending.

Also due to strong overall housing demand, we have experienced periodic disruptions in our supply chain, including the availability of skilled labor and the timely availability of certain products such as lumber, cabinets and appliances which have lengthened the production cycles in certain markets. During the first half of 2021, we were able to manage through these disruptions, but we cannot predict the extent to which any such disruptions will affect our business in the remainder of 2021.

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
During the first six months of 2021, we invested $242.6 million in land acquisitions and $157.6 million in land development. We continue to closely review all of our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land spending and investment in inventory homes accordingly. As a result of the uncertainty of the current environment, and complexity of land transactions, including zoning and approvals, along with timing of development, we are not providing land spending estimates for 2021 at this time.
We are also not providing estimated community count information for 2021 at this time due to the uncertainty of the current environment and the unknown effects on the specific timing of opening and closing out communities. As of June 30, 2021, we had approximately 44,000 lots under control, which represents a 28% increase from our approximately 34,500 lots under control at the end of last year’s second quarter . We opened 37 communities and closed 64 communities in the first half of 2021, ending the second quarter with a total of 175 communities, compared to 220 at the end of last year’s second quarter. Of our total communities at the end of the second quarter of 2021, 62 offered our more affordable Smart Series designs, which are primarily designed for first-time homebuyers. We are actively managing our sales pace to optimize our availability of lots and maximize financial returns, while also maintaining a manageable timeline for construction and delivery of our homes.
We believe our ability to design and develop attractive homes in desirable locations at an affordable cost, and to grow our business while also leveraging our fixed costs, has enabled us to maintain and improve our strong financial results. We further believe that we are well positioned with a strong balance sheet to manage through the current economic environment.

The following table shows, by segment, revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Revenue:
Northern homebuilding	$417,787	$299,340	$750,785	$539,610
Southern homebuilding	514,618	395,806	980,747	719,672
Financial services (a)	28,635	19,048	58,284	32,515
Total revenue	$961,040	$714,194	$1,789,816	$1,291,797

Gross margin:
Northern homebuilding	$91,902	$57,068	$158,465	$99,626
Southern homebuilding	120,831	80,287	226,810	140,941
Financial services (a)	28,635	19,048	58,284	32,515
Total gross margin	$241,368	$156,403	$443,559	$273,082

Selling, general and administrative expense:
Northern homebuilding	$29,920	$24,827	$57,499	$46,504
Southern homebuilding	41,767	35,968	81,531	67,765
Financial services (a)	9,710	7,591	18,723	14,696
Corporate	18,257	13,778	32,795	23,874
Total selling, general and administrative expense	$99,654	$82,164	$190,548	$152,839

Operating income (loss):
Northern homebuilding	$61,982	$32,241	$100,966	$53,122
Southern homebuilding	79,064	44,319	145,279	73,176
Financial services (a)	18,925	11,457	39,561	17,819
Less: Corporate selling, general and administrative expense	(18,257)	(13,778)	(32,795)	(23,874)
Total operating income	$141,714	$74,239	$253,011	$120,243

Interest expense (income):
Northern homebuilding	$—	$703	$76	$2,514
Southern homebuilding	—	1,192	157	3,350
Financial services (a)	949	620	1,892	1,351
Corporate	(497)	—	(497)	—
Total interest expense	$452	$2,515	$1,628	$7,215

Equity in income of joint venture arrangements	(35)	(3)	(195)	(55)

Income before income taxes	$141,297	$71,727	$251,578	$113,083
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at June 30, 2021 and December 31, 2020:

	At June 30, 2021
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,860	$39,177		$—	$44,037
Inventory (a)	873,152	1,159,280		—	2,032,432
Investments in joint venture arrangements	—	32,833		—	32,833
Other assets	43,221	73,660	(b)	635,229	752,110
Total assets	$921,233	$1,304,950		$635,229	$2,861,412

	At December 31, 2020
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$5,031	$40,326		$—	$45,357
Inventory (a)	847,524	1,023,727		—	1,871,251
Investments in joint venture arrangements	1,378	33,295		—	34,673
Other assets	37,465	57,588	(b)	596,711	691,764
Total assets	$891,398	$1,154,936		$596,711	$2,643,045
(a)Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Northern Region
Homes delivered	961	734	1,762	1,322
New contracts, net	884	922	2,190	1,775
Backlog at end of period	2,243	1,596	2,243	1,596
Average sales price of homes delivered	$433	$408	$425	$408
Average sales price of homes in backlog	$468	$419	$468	$419
Aggregate sales value of homes in backlog	$1,049,811	$668,356	$1,049,811	$668,356
Housing revenue	$416,247	$299,340	$749,055	$538,888
Land sale revenue	$1,540	$—	$1,730	$722
Operating income homes (a)	$61,706	$32,242	$100,634	$53,077
Operating income (loss) land	$276	$(1)	$332	$45
Number of average active communities	83	96	85	96
Number of active communities, end of period	79	94	79	94
Southern Region
Homes delivered	1,297	1,101	2,515	2,008
New contracts, net	1,383	1,339	3,186	2,575
Backlog at end of period	3,245	2,095	3,245	2,095
Average sales price of homes delivered	$394	$359	$388	$356
Average sales price of homes in backlog	$444	$378	$444	$378
Aggregate sales value of homes in backlog	$1,440,115	$791,720	$1,440,115	$791,720
Housing revenue	$511,259	$395,360	$976,730	$715,261
Land sale revenue	$3,359	$446	$4,017	$4,411
Operating income homes (a)	$78,414	$44,323	$144,435	$73,157
Operating income (loss) land	$650	$(4)	$844	$19
Number of average active communities	98	126	103	127
Number of active communities, end of period	96	126	96	126
Total Homebuilding Regions
Homes delivered	2,258	1,835	4,277	3,330
New contracts, net	2,267	2,261	5,376	4,350
Backlog at end of period	5,488	3,691	5,488	3,691
Average sales price of homes delivered	$411	$379	$404	$377
Average sales price of homes in backlog	$454	$396	$454	$396
Aggregate sales value of homes in backlog	$2,489,926	$1,460,076	$2,489,926	$1,460,076
Housing revenue	$927,506	$694,700	$1,725,785	$1,254,149
Land sale revenue	$4,899	$446	$5,747	$5,133
Operating income homes (a)	$140,120	$76,565	$245,069	$126,234
Operating income (loss) land	$926	$(5)	$1,176	$64
Number of average active communities	181	222	188	223
Number of active communities, end of period	175	220	175	220
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Financial Services
Number of loans originated	1,704	1,375	3,279	2,506
Value of loans originated	$572,156	$428,020	$1,088,033	$773,970

Revenue	$28,635	$19,048	$58,284	$32,515
Less: Selling, general and administrative expenses	9,710	7,591	18,723	14,696
Less: Interest expense	949	620	1,892	1,351

Income before income taxes	$17,976	$10,837	$37,669	$16,468

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Northern	6.1%	11.6%	6.2%	10.7%
Southern	7.6%	15.6%	7.7%	14.1%

Total cancellation rate	7.0%	14.0%	7.1%	12.7%

Seasonality
Typically, our homebuilding operations experience significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, homes delivered increase substantially in the second half of the year compared to the first half of the year. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. Our financial services operations also experience seasonality because loan originations correspond with the delivery of homes in our homebuilding operations. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, and the uneven impact of the recovery on housing sales, our results for the six months ended June 30, 2021 are not necessarily indicative of the results that we may achieve in future periods.
Year Over Year Comparison
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Northern Region. During the three months ended June 30, 2021, homebuilding revenue in our Northern region increased $118.5 million, from $299.3 million in the second quarter of 2020 to $417.8 million in the second quarter of 2021. This 40% increase in homebuilding revenue was primarily the result of a 31% increase in the number of homes delivered (227 units) and a 6% increase in the average sales price of homes delivered ($25,000 per home delivered) which was due to increased demand during the period. Operating income in our Northern region increased $29.8 million from $32.2 million in the second quarter of 2020 to $62.0 million during the quarter ended June 30, 2021. This increase in operating income was the result of a $34.9 million improvement in our gross margin, offset partially by a $5.1 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $34.6 million primarily due to the increase in average sales price of homes delivered and the 31% increase in the number of homes delivered noted above. Our housing gross margin percentage improved 290 basis points to 22.0% in the second quarter of 2021 from 19.1% in the prior year’s second quarter. The improvement in housing gross margin percentage was primarily due to increased demand during the period. Our land sale gross margin increased $0.3 million in the second quarter of 2021 compared to the same period in 2020 due to more land sales during the period.

Selling, general and administrative expense increased $5.1 million, from $24.8 million for the quarter ended June 30, 2020 to $29.9 million for the quarter ended June 30, 2021, but improved as a percentage of revenue to 7.2% in 2021's second quarter from 8.3% in 2020's second quarter. The increase in selling, general and administrative expense was attributable, in part, to a $4.8 million increase in selling expense due to (1) a $4.0 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, and (2) a $0.8 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models as a result of increased headcount. The increase in selling, general and administrative expense was also attributable to a $0.3 million increase in general and administrative expense primarily related to a $0.9 million increase in compensation-related expenses due to our increased headcount and our strong financial performance during the period and a $0.3 million increase in land-related expenses, offset partially by a $0.9 million decrease in professional fees.
During the three months ended June 30, 2021, we experienced a 4% decrease in new contracts in our Northern region, from 922 in the second quarter of 2020 to 884 in the second quarter of 2021 primarily due to our decreased community count. Homes in backlog increased 41% from 1,596 homes at June 30, 2020 to 2,243 homes at June 30, 2021. Average sales price in backlog increased to $468,000 at June 30, 2021 compared to $419,000 at June 30, 2020 which was primarily due to strong demand. During the three months ended June 30, 2021, we opened five new communities in our Northern region compared to opening seven communities during 2020's second quarter. Our monthly absorption rate in our Northern region improved to 3.6 per community in the second quarter of 2021 compared to 3.2 per community in 2020's second quarter.
Southern Region. During the three month period ended June 30, 2021, homebuilding revenue in our Southern region increased $118.8 million, from $395.8 million in the second quarter of 2020 to $514.6 million in the second quarter of 2021. This 30% increase in homebuilding revenue was the result of an 18% increase in the number of homes delivered (196 units) and an increase in the average sales price of homes delivered ($35,000 per home delivered) which was due to strong demand. Operating income in our Southern region increased $34.8 million from $44.3 million in the second quarter of 2020 to $79.1 million during the quarter ended June 30, 2021. This increase in operating income was the result of a $40.6 million improvement in our gross margin, partially offset by a $5.8 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $39.9 million, due primarily to the increase in average sales price of homes delivered and the 18% increase in the number of homes delivered noted above. Our housing gross margin percentage improved from 20.3% in prior year’s second quarter to 23.5% in the second quarter of 2021, largely due to the more affordable mix of communities delivering homes and strong demand. Our land sale gross margin improved $0.7 million in the second quarter of 2021 compared to the second quarter of 2020. We did not record any additional warranty charges for stucco-related repair costs in our Florida communities during the second quarter of 2021. With respect to this matter, during the quarter ended June 30, 2021, we identified 13 additional homes in need of repair and completed repairs on 23 homes, and, at June 30, 2021, we have 100 homes in various stages of repair.  See Note 6 to our financial statements for further information.
Selling, general and administrative expense increased $5.8 million from $36.0 million in the second quarter of 2020 to $41.8 million in the second quarter of 2021 but declined as a percentage of revenue to 8.1% from 9.1% in the second quarter of 2020. The increase in selling, general and administrative expense was attributable to a $4.4 million increase in selling expense due to an increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered. The increase in selling, general and administrative expense was also attributable to a $1.4 million increase in general and administrative expense primarily related to an increase in compensation-related expenses due to our increased headcount and our strong financial performance.
During the three months ended June 30, 2021, we experienced a 3% increase in new contracts in our Southern region, from 1,339 in the second quarter of 2020 to 1,383 in the second quarter of 2021, and a 55% increase in homes in backlog from 2,095 homes at June 30, 2020 to 3,245 homes at June 30, 2021. The increases in new contracts and backlog were primarily due to improving demand in our more affordable communities compared to prior year. Average sales price in backlog also increased to $444,000 at June 30, 2021 from $378,000 at June 30, 2020 due to strong demand. During the three months ended June 30, 2021, we opened 11 new communities in our Southern region compared to opening 15 communities during 2020's second quarter. Our monthly absorption rate in our Southern region improved to 4.7 per community in the second quarter of 2021 compared to 3.6 per community in the second quarter of 2020.
Financial Services. Revenue from our mortgage and title operations increased 50% to a second quarter record of $28.6 million in the second quarter of 2021 from $19.0 million in the second quarter of 2020 due to a 24% increase in the number of loan originations from 1,375 in 2020's second quarter to 1,704 in the second quarter of 2021 as well as an increase in the average loan amount from $311,000 in the quarter ended June 30, 2020 to $336,000 in the quarter ended June 30, 2021. We also experienced higher margins on loans sold during the period compared to prior year’s second quarter.
We experienced a $7.5 million increase in operating income in the second quarter of 2021 compared to 2020's second quarter, which was primarily due to the increase in revenue discussed above, offset partially by a $2.1 million increase in selling, general and administrative expense compared to the second quarter of 2020. This increase was primarily the result of a $1.1 million increase in compensation-related expenses due to our increase in employee headcount due to new mortgage locations and our strong financial performance, in addition to a $1.0 million increase in other miscellaneous expenses.
At June 30, 2021, M/I Financial, LLC (“M/I Financial”) provided financing services in all of our markets.

Approximately 84% of our homes delivered during the second quarter of 2021 were financed through M/I Financial, compared to 83% in the second quarter of 2020. Capture rate is influenced by financing availability and competition in the mortgage market, and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $4.5 million from $13.8 million for the second quarter of 2020 to $18.3 million for the second quarter of 2021. This increase primarily resulted from an increase in compensation-related expenses due to our increased headcount and our strong financial performance.
Equity in Income from Joint Venture Arrangements. Equity in income from joint venture arrangements represents our portion of pre-tax earnings from our joint venture arrangements where a special purpose entity is established (“LLCs”) with the other partners. The Company earned less than $0.1 million of equity in income from its LLCs during both the three months ended June 30, 2021 and 2020.
Interest Expense - Net. Interest expense for the Company decreased $2.0 million from $2.5 million for the three months ended June 30, 2020 to $0.5 million for the three months ended June 30, 2021. This decrease was primarily the result of a decrease in average borrowings under our Credit Facility (as defined below) during the second quarter of 2021 compared to prior year as well as higher interest capitalization due to the high level of inventory we have under development compared to the prior year. Our weighted average borrowings decreased from $753.7 million in 2020's second quarter to $702.5 million in 2021's second quarter. Our weighted average borrowing rate increased, however, from 5.44% in the second quarter of 2020 to 5.76% for second quarter of 2021.
Income Taxes. Our overall effective tax rate was 23.8% for the three months ended June 30, 2021 and 24.0% for the same period in 2020. The decrease in the effective rate from the three months ended June 30, 2020 was primarily attributable to a $1.0 million increase in tax benefit from equity compensation (see Note 10 to our financial statements for more information).
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Northern Region. During the first half of 2021, homebuilding revenue in our Northern region increased $211.2 million, from $539.6 million in the first six months of 2020 to $750.8 million in the first six months of 2021. This 39% increase in homebuilding revenue was the result of a 33% increase in the number of homes delivered (440 units), a 4% increase in the average sales price of homes delivered ($17,000 per home delivered) and a $1.0 million increase in land sale revenue. Operating income in our Northern region increased $47.9 million, from $53.1 million during the first half of 2020 to $101.0 million during the six months ended June 30, 2021. The increase in operating income was primarily the result of a $58.9 million increase in our gross margin, offset, in part, by an $11.0 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $58.6 million, primarily due to the increase in the average sale price of homes delivered and the 33% increase in the number of homes delivered. Our housing gross margin percentage improved 260 basis points from 18.5% in the first six months of 2020 to 21.1% for the same period in 2021, primarily due to strong demand compared to the prior year. Our land sale gross margin increased by $0.3 million in the first half of 2021 compared to the same period in 2020.

Selling, general and administrative expense increased $11.0 million, from $46.5 million for the six months ended June 30, 2020 to $57.5 million for the six months ended June 30, 2021, and declined as a percentage of revenue to 7.7% in the first half of 2021 compared to 8.6% in the same period in 2020. The increase in selling, general and administrative expense was attributable, in part, to an $8.4 million increase in selling expense due to (1) a $7.6 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, and (2) a $0.8 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models as a result of increased headcount. The increase in selling, general and administrative expense was also attributable to a $2.6 million increase in general and administrative expense, which was primarily related to a $2.3 million increase in compensation-related expenses due to our increased headcount and our strong financial performance during the period and a $1.5 million increase in land-related expenses, offset partially by a $1.2 million decrease in professional fees.
During the six months ended June 30, 2021, we experienced a 23% increase in new contracts in our Northern region, from 1,775 in the six months ended June 30, 2020 to 2,190 in the first half of 2021, and a 41% increase in homes in backlog from 1,596 homes at June 30, 2020 to 2,243 homes at June 30, 2021. The increases in new contracts and homes in backlog were due to strong demand compared to prior year. Average sales price in backlog increased to $468,000 at June 30, 2021 compared to $419,000 at June 30, 2020, which was primarily due to strong demand compared to prior year. During the six months ended June 30, 2021, we opened 18 new communities in our Northern region compared to 16 during the same period in 2020. Our monthly absorption rate in our Northern region improved to 4.3 per community in the six months ended June 30, 2021 from 3.1 per community in the same period in 2020.
Southern Region. During the six months ended June 30, 2021, homebuilding revenue in our Southern region increased $261.0 million from $719.7 million in the first half of 2020 to $980.7 million in the first half of 2021. This 36% increase in homebuilding revenue was the result of a 25% increase in the number of homes delivered (507 units) and a 9% increase in the average sales price of homes delivered ($32,000 per home delivered), offset partially by a $0.4 million decrease in land sale revenue. Operating income in our Southern region increased $72.1 million from $73.2 million in the first half of 2020 to $145.3 million during the six months ended June 30, 2021. This increase in operating income was the result of an $85.9 million improvement in our gross margin offset, in part, by a $13.7 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $85.1 million, due primarily to the increase in average sale price of homes delivered and the 25% increase in the number of homes delivered noted above. Our housing gross margin percentage improved 340 basis points from 19.7% in the six months ended June 30, 2020 to 23.1% in the same period in 2021, largely due to strong demand compared to prior year. Our land sale gross margin improved $0.8 million in the first half of 2021 compared to the same period in 2020.
Selling, general and administrative expense increased $13.7 million from $67.8 million in the first half of 2020 to $81.5 million in the first half of 2021 but declined as a percentage of revenue to 8.3% compared to 9.4% for the first half of 2020. The increase in selling, general and administrative expense was attributable to a $9.4 million increase in selling expense due to a $9.9 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, offset partially by a $0.5 million decrease in non-variable selling expenses primarily related to the timing of sales office and model openings and a reduction in marketing costs. The increase in selling, general and administrative expense was also attributable to a $4.3 million increase in general and administrative expense, which was primarily related to a $4.0 million increase in compensation-related expenses due to our increased headcount and our strong financial performance and a $0.3 million increase in land-related expenses.

During the six months ended June 30, 2021, we experienced a 24% increase in new contracts in our Southern region, from 2,575 in the six months ended June 30, 2020 to 3,186 in the first half of 2021, and a 55% increase in backlog from 2,095 homes at June 30, 2020 to 3,245 homes at June 30, 2021. The increases in new contracts and backlog were primarily due to strong demand compared to prior year. Average sales price in backlog also increased from $378,000 at June 30, 2020 to $444,000 at June 30, 2021 due to strong demand. During the six months ended June 30, 2021, we opened 19 communities in our Southern region, compared to 23 during the first half of 2020. Our monthly absorption rate in our Southern region improved to 5.2 per community in the first half of 2021 from 3.4 per community in the first half of 2020.
Financial Services. Revenue from our mortgage and title operations increased $25.8 million (79%) from $32.5 million in the first half of 2020 to $58.3 million in the first half of 2021 due to a 31% increase in the number of loan originations from 2,506 in the first half of 2020 to 3,279 in the first half of 2021 and an increase in the average loan amount from $309,000 in the six months ended June 30, 2020 to $332,000 in the six months ended June 30, 2021. We also experienced higher margins on loans sold during the period compared to 2020's first half.
We experienced a $21.7 million increase in operating income in the first half of 2021 compared to the same period in 2020, which was primarily due to the increase in revenue discussed above offset partially by a $4.0 million increase in selling, general and administrative expense compared to the first half of 2020. The $4.0 million increase in selling, general and administrative expense was primarily attributable to a $2.5 million increase in compensation-related expenses due to an increase in employee headcount and an increase in incentive compensation due to improved results, in addition to a $1.5 million increase in other miscellaneous expenses.
At June 30, 2021, M/I Financial provided financing services in all of our markets. Approximately 84% of our homes delivered during the first half of 2021 were financed through M/I Financial, the same as in the first half of 2020. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $8.9 million from $23.9 million for the six months ended June 30, 2020 to $32.8 million for the six months ended June 30, 2021. The increase was primarily due to an increase in compensation-related expenses due to our increased headcount and our strong financial results during the period.
Equity in Income from Joint Venture Arrangements. The Company earned $0.2 million and less than $0.1 million of equity in income from its LLCs during the six months ended June 30, 2021 and 2020, respectively.

Interest Expense - Net. Interest expense for the Company decreased $5.6 million from $7.2 million in the six months ended June 30, 2020 to $1.6 million in the six months ended June 30, 2021. This decrease was primarily the result of a decrease in average borrowings under our Credit Facility (as defined below) during the first half of 2021 compared to prior year. Our weighted average borrowings decreased from $760.9 million in the first half of 2020 to $705.2 million in the first half of 2021, and our weighted average borrowing rate declined from 5.81% in 2020's first half to 5.74% in 2021's first half.
Income Taxes. Our overall effective tax rate was 23.5% for the six months ended June 30, 2021 and 23.7% for the six months ended June 30, 2020. The decrease in the effective rate from the six months ended June 30, 2020 was primarily attributable to a $1.5 million increase in tax benefit from equity compensation.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At June 30, 2021, we had $371.8 million of cash, cash equivalents and restricted cash, with $371.3 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $110.7 million increase in unrestricted cash and cash equivalents from December 31, 2020. Our principal uses of cash for the six months ended June 30, 2021 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, and debt service requirements, including the repayment of amounts outstanding under our credit facilities. In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans and the sale of mortgage servicing rights, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
The Company is a party to three primary credit agreements: (1) a $550 million unsecured revolving credit facility, dated July 18, 2013, as amended most recently on June 10, 2021 (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries; (2) a $175 million secured mortgage warehousing agreement, dated June 24, 2016, as amended most recently on May 28, 2021, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $90 million mortgage repurchase agreement, dated October 30, 2017, as amended, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”).

As of June 30, 2021, there were no borrowings outstanding and $81.1 million of letters of credit outstanding under our $550 million Credit Facility, leaving $468.9 million available. We expect to continue managing our balance sheet and liquidity carefully by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated capital requirements from cash receipts, excess cash balances and availability under our Credit Facility.
During the first half of 2021, we delivered 4,277 homes, started 5,149 homes, and spent $242.6 million on land purchases and $157.6 million on land development. We are selectively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of June 30, 2021, we had a total of 25,777 lots under contract, with an aggregate purchase price of approximately $993.0 million, to be acquired during the remainder of 2021 through 2028.
Operating Cash Flow Activities. During the six-month period ended June 30, 2021, we generated $173.8 million of cash from operating activities, compared to generating $82.8 million of cash in operating activities during the first half of 2020. The cash generated from operating activities in the first half of 2021 was primarily a result of net income of $192.5 million, $61.3 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable and customer deposits totaling $73.3 million, offset, in part, by a $133.3 million increase in inventory and a decrease in accrued compensation and other liabilities of $19.7 million. The $82.8 million of cash generated in operating activities in 2020's first half was primarily a result of net income of $86.3 million and an increase in accounts payable, other liabilities and customer deposits totaling $83.4 million, offset, in part, by a $51.6 million increase in inventory, an increase in other assets of $20.8 million, and a decrease in accrued compensation of $16.7 million.

Investing Cash Flow Activities. During the first half of 2021, we used $12.8 million of cash from investing activities, compared to using $20.7 million of cash in investing activities during the first half of 2020. The cash used was primarily a result of a $17.1 million increase in our investment in joint venture arrangements, partially offset by return of capital from joint venture arrangements of $1.1 million and $4.3 million of proceeds from the sale of a portion of our mortgage servicing rights in the first half of 2021. Our cash used during the first half of 2020 was primarily due to our increased investment in joint venture arrangements during the period.

Financing Cash Flow Activities. During the six months ended June 30, 2021, we used $50.0 million of cash from financing activities, compared to generating $25.8 million of cash during the first six months of 2020. The cash used in financing activities in 2021 was primarily due to repayments of $58.5 million (net of proceeds from borrowings) under our two M/I Financial credit facilities during the first half of 2021. The cash generated from financing activities in 2020 was primarily due to the issuance of our$400.0 million aggregate principal amount of 4.95% Senior Notes due 2028 (the “2028 Senior Notes”), net of debt issuance costs, for $391.6 million, offset partially by the redemption of all $300.0 million of our then outstanding 6.75% Senior Notes due 2021, and repayments of $66.0 million (net of proceeds from borrowings) under our Credit Facility during the first half of 2020.

On August 14, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “2018 Repurchase Program”) pursuant to which the Company may purchase up to $50 million of its outstanding common shares (see Note 12 to our financial statements). The Company did not repurchase any common shares during the first half of 2021. As of June 30, 2021, the Company was authorized to repurchase an additional $17.2 million of outstanding common shares under the 2018 Share Repurchase Program. On July 28, 2021, the Company announced that its Board of Directors approved a new share repurchase authorization of $100 million which replaces and supersedes the 2018 Share Repurchase Program (the “2021 Repurchase Program”) (see Note 12 to our financial statements for more information).

At June 30, 2021 and December 31, 2020, our ratio of homebuilding debt to capital was 31% and 34%, respectively, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2028 Senior Notes, our 2025 Senior Notes (as defined below), and Notes Payable- Other) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of June 30, 2021:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$468,876
Notes payable – financial services (b)	(b)	$167,119	$1,068
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $1.14 billion of availability for additional senior debt at June 30, 2021. As a result, the full $550 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $81.1 million of letters of credit outstanding at June 30, 2021, leaving $468.9 million available. The Credit Facility has an expiration date of July 18, 2025.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of M/I Financial’s warehousing agreements, which was $265 million as of June 30, 2021. The MIF Mortgage Warehousing Agreement has an expiration date of May 27, 2022 and the MIF Mortgage Repurchase Facility has an expiration date of October 25, 2021.

Notes Payable - Homebuilding.

Homebuilding Credit Facility. On June 10, 2021, the Company entered into an amendment to the Credit Facility, which, among other things, (1) increased the commitments from lenders to $550 million, (2) extended the maturity to July 18, 2025, (3) increased the required minimum level of Consolidated Tangible Net Worth from $848.2 million to $946.2 million at March 31, 2021 (subject to increase over time based on earnings and proceeds from equity offerings), (4) increased the accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $700 million, subject to obtaining additional commitments from lenders, (5) reduced the floor on one-month LIBOR to 0.25% from 0.75% and decreased the LIBOR margin by 75 basis points to 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio), (6) decreased the fee paid quarterly on the remaining available commitment amount by 15 basis points, to 30 basis points (which is also subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio), (7) increased the sub-facility for letters of credit included in the Credit Facility to $150 million from $125 million, and (8) increased the borrowing base advance rates for certain categories of inventory used to calculate the available amount under the Credit Facility.

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $150 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $993.1 million as of June 30, 2021 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).

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
As of June 30, 2021, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of June 30, 2021:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$993.1	$1,380.3
Leverage Ratio	≤	0.60	0.20
Interest Coverage Ratio	≥	1.5 to 1.0	14.4 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$414.1	$0.6
Unsold Housing Units and Model Homes	≤	3,030	467

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. In May 2021, M/I Financial entered into an amendment to the MIF Mortgage Warehousing Agreement, which, among other things, extended the expiration date to May 27, 2022, increased the base maximum borrowing availability to $175 million, allows the maximum borrowing availability to increase to $210 million from September 25, 2021 to October 15, 2021 and to $235 million from November 15, 2021 to February 4, 2022, which are periods of increased volume of mortgage originations, reduced the floor on one-month LIBOR from 1.0% to 0.5%, reduced the LIBOR margin from 2.0% to 1.9%, increased the required minimum level of Minimum Tangible Net Worth from $12.5 million to $15.0 million, and increased the required minimum level of liquidity from $6.25 million to $7.0 million.
The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans originated by M/I Financial that are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement.
As of June 30, 2021, there was $133.6 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of June 30, 2021:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.9 to 1.0
Liquidity	≥	$7.00	$38.3
Adjusted Net Income	>	$0.0	$46.3
Tangible Net Worth	≥	$15.0	$40.8
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The MIF Mortgage Repurchase Facility provides for a maximum borrowing availability of $90 million. The MIF Mortgage Repurchase Facility expires on October 25, 2021. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the one-month LIBOR rate (subject to a floor of 1.0%) plus 175 or 200 basis points depending on the loan type. As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Repurchase Facility was set at approximately one year. We expect to extend the MIF Mortgage Repurchase Facility on or prior to the current expiration date of October 25, 2021, but we cannot provide any assurance that we will be able to obtain such an extension.
The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the MIF Mortgage Repurchase Facility. As of June 30, 2021, there was $33.6 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants under the MIF Mortgage Repurchase Facility as of June 30, 2021.

Senior Notes.

4.95% Senior Notes. On January 22, 2020, the Company issued $400 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of June 30, 2021, the Company was in compliance with all terms, conditions, and covenants under the indenture.

5.625% Senior Notes. In August 2017, the Company issued $250 million aggregate principal amount of 5.625% Senior Notes due 2025. The 2025 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2025 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2025 Senior Notes. As of June 30, 2021, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 8 to our financial statements for more information regarding the 2028 Senior Notes and the 2025 Senior Notes.
Supplemental Financial Information.
As of June 30, 2021, M/I Homes, Inc. had $400.0 million aggregate principal amount of its 2028 Senior Notes and $250.0 million aggregate principal amount of its 2025 Senior Notes outstanding.

The 2028 Senior Notes and the 2025 Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of M/I Homes, Inc.’s subsidiaries (the “Subsidiary Guarantors”) with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by M/I Homes, Inc. or another subsidiary, and other subsidiaries designated as Unrestricted Subsidiaries (as defined in the indentures governing the 2028 Senior Notes and the 2025 Senior Notes), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indentures governing the 2028 Senior Notes and the 2025 Senior Notes (the “Non-Guarantor Subsidiaries”). The Subsidiary Guarantors of the 2028 Senior Notes, the 2025 Senior Notes and the Credit Facility are the same.

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

Summarized Balance Sheet Data

(In thousands)	As of June 30, 2021	As of December 31, 2020
Assets:
Cash	$326,347	$223,284
Investment in joint venture arrangements	$32,631	$33,764
Amounts due from Non-Guarantor Subsidiaries	$2,896	$2,073
Total assets	$2,613,157	$2,343,936

Liabilities and Shareholders’ Equity
Total liabilities	$1,202,253	$1,133,884
Shareholders’ equity	$1,410,904	$1,210,052

Summarized Statement of Income Data

Six Months Ended
(In thousands)	June 30, 2021
Revenues	$1,731,532
Land and housing costs	$1,346,257
Selling, general and administrative expense	$171,031
Income before income taxes	$214,508
Net income	$163,404

Weighted Average Borrowings. For the three months ended June 30, 2021 and 2020, our weighted average borrowings outstanding were $702.5 million and $753.7 million, respectively, with a weighted average interest rate of 5.76% and 5.44%, respectively. The decrease in our weighted average borrowings related to decreased borrowings under our Credit Facility during the second quarter of 2021 compared to the same period in 2020.

At both June 30, 2021 and December 31, 2020, we had no borrowings outstanding under the Credit Facility. Based on our currently anticipated spending on home construction, overhead expenses, land acquisition and development during the remainder of 2021, offset by expected cash receipts from home deliveries, we may borrow under the Credit Facility during 2021, but do not expect the peak amount outstanding to exceed $100 million. The actual amount borrowed (and the estimated peak amount outstanding) during the remainder of 2021 and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any share repurchases under the 2021 Share Repurchase Program and any other extraordinary events or transactions, including the uncertain effects of the COVID-19 pandemic.  The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $81.1 million of letters of credit issued and outstanding under the Credit Facility at June 30, 2021. During the six months ended June 30, 2021, the average daily amount of letters of credit outstanding under the Credit Facility was $67.9 million and the maximum amount of letters of credit outstanding under the Credit Facility was $81.1 million.

At June 30, 2021, M/I Financial had $133.6 million outstanding under the MIF Mortgage Warehousing Agreement.  During the six months ended June 30, 2021, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $8.6 million and the maximum amount outstanding was $168.1 million, which occurred during January 2021, while the temporary increase provision was in effect and the maximum borrowing availability was $185 million.
At June 30, 2021, M/I Financial had $33.6 million outstanding under the MIF Mortgage Repurchase Facility.  During the six months ended June 30, 2021, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $43.5 million and the maximum amount outstanding was $78.6 million, which occurred during April 2021.
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
CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K for the year ended December 31, 2020, except for the amendment to the Credit Facility entered into on June 10, 2021 and the amendment to the MIF Warehousing Agreement, dated May 28, 2021, as described above in Note 8 of our Unaudited Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” section.
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
Land Option Agreements.  In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with Accounting Standards Codification 810-10 Consolidation (“ASC 810”), we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIE”) and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both June 30, 2021 and December 31, 2020, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
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
At June 30, 2021, “Consolidated Inventory Not Owned” was $12.5 million. At June 30, 2021, the corresponding liability of $12.5 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of June 30, 2021 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $66.9 million, including cash deposits of $44.0 million, prepaid acquisition costs of $12.3 million, letters of credit of $8.2 million and $2.4 million of other non-cash deposits.
Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of June 30, 2021, the Company had outstanding $318.3 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through November 2027.  Included in this total are: (1) $230.2 million of performance and maintenance bonds and $72.5 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $8.6 million of financial letters of credit; and (3) $7.0 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permitted borrowings of up to $815 million as of June 30, 2021, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2021	2020
Whole loan contracts and related committed IRLCs	$2,418	$2,354
Uncommitted IRLCs	302,394	208,500
FMBSs related to uncommitted IRLCs	279,000	183,000
Whole loan contracts and related mortgage loans held for sale	4,689	78,142
FMBSs related to mortgage loans held for sale	164,000	131,000
Mortgage loans held for sale covered by FMBSs	160,826	148,331

The table below shows the measurement of assets and liabilities at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2021	2020
Mortgage loans held for sale	$172,760	$234,293
Forward sales of mortgage-backed securities	(624)	(1,640)
Interest rate lock commitments	2,153	1,664
Whole loan contracts	(47)	(422)
Total	$174,242	$233,895

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2021	2020	2021	2020
Mortgage loans held for sale	$6,682	$(3,312)	$(258)	$427
Forward sales of mortgage-backed securities	(8,329)	5,417	1,017	(1,163)
Interest rate lock commitments	3,128	(826)	510	1,557
Whole loan contracts	(60)	(102)	353	(48)
Total gain recognized	$1,421	$1,177	$1,622	$773

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of June 30, 2021. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at June 30, 2021. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total	6/30/2021
ASSETS:
Mortgage loans held for sale:
Fixed rate	$175,029	—	—	—	—	—	$175,029	$172,760
Weighted average interest rate	2.90%	—	—	—	—	—	2.90%

LIABILITIES:
Long-term debt — fixed rate	$1,062	$39	$—	$—	$250,000	$400,000	$651,101	$679,246
Weighted average interest rate	5.63%	5.63%	—	—	5.63%	4.95%	5.21%
Short-term debt — variable rate	$167,119	—	—	—	—	—	$167,119	$167,119
Weighted average interest rate	2.47%	—	—	—	—	—	2.47%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s legal proceedings are discussed in Note 6 to the Company’s Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors appearing in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities - None.

(b) Use of Proceeds - Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3)
under the Securities Exchange Act of 1934, as amended) of the Company’s common shares during the three months ended June 30, 2021.

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

The timing, amount and other terms and conditions of any future repurchases under the 2021 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements.See Note 12 to the Condensed Consolidated Financial Statements for more information regarding the 2021 Share Repurchase Program.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1
Fifth Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated May 28, 2021, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2021).

10.2
Fourth Amendment to Credit Agreement, dated June 10, 2021, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2021).

22	List of Subsidiary Guarantors (incorporated herein by reference to Exhibit 22 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2021).

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	July 29, 2021	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 29, 2021	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)