Form 10-Q
period 2021-09-30
M/I HOMES, INC.
filed 2021-10-29
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021

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
Common shares, par value $.01 per share: 29,099,630 shares outstanding as of October 27, 2021.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	September 30, 2021	December 31, 2020
	(unaudited)

ASSETS:
Cash, cash equivalents and restricted cash	$221,157	$260,810
Mortgage loans held for sale	215,857	234,293
Inventory	2,353,143	1,916,608
Property and equipment - net	23,644	26,612
Investment in joint venture arrangements	42,466	34,673
Operating lease right-of-use assets	51,181	52,291
Deferred income tax asset	6,183	6,183
Goodwill	16,400	16,400
Other assets	116,569	95,175
TOTAL ASSETS	$3,046,600	$2,643,045

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$227,311	$185,669
Customer deposits	115,288	72,635
Operating lease liabilities	51,637	52,474
Other liabilities	179,562	183,583
Community development district obligations	15,975	8,196
Obligation for consolidated inventory not owned	4,403	9,914
Notes payable bank - financial services operations	211,281	225,634
Notes payable - other	5,537	4,072
Senior notes due 2025 - net	—	247,613
Senior notes due 2028 - net	395,137	394,557
Senior notes due 2030 - net	296,002	—
TOTAL LIABILITIES	$1,502,133	$1,384,347

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both September 30, 2021 and December 31, 2020; issued 30,137,141 shares at both September 30, 2021 and December 31, 2020	301	301
Additional paid-in capital	345,092	339,001
Retained earnings	1,231,938	948,453
Treasury shares - at cost - 1,037,511 and 1,323,292 shares at September 30, 2021 and December 31, 2020, respectively	(32,864)	(29,057)
TOTAL SHAREHOLDERS’ EQUITY	$1,544,467	$1,258,698
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,046,600	$2,643,045

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020

Revenue	$904,319	$847,921	$2,694,135	$2,139,718
Costs and expenses:
Land and housing	682,565	653,407	2,028,822	1,672,122
General and administrative	49,420	48,879	143,703	123,763
Selling	47,114	49,539	143,379	127,494
Equity in loss (income) from joint venture arrangements	50	(252)	(145)	(307)
Interest (income) expense	(74)	1,239	1,554	8,454
Loss on early extinguishment of debt	9,072	—	9,072	—
Total costs and expenses	$788,147	$752,812	$2,326,385	$1,931,526

Income before income taxes	116,172	95,109	367,750	208,192

Provision for income taxes	25,160	21,572	84,265	48,401

Net income	$91,012	$73,537	$283,485	$159,791
Earnings per common share:
Basic	$3.11	$2.57	$9.72	$5.60
Diluted	$3.03	$2.51	$9.46	$5.50

Weighted average shares outstanding:
Basic	29,250	28,653	29,179	28,554
Diluted	30,028	29,286	29,966	29,030

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended September 30, 2021
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at June 30, 2021	29,318,130	$301	$343,301	$1,140,926	$(17,984)	$1,466,544
Net income	—	—	—	91,012	—	91,012
Stock options exercised	24,000	—	(3)	—	614	611
Stock-based compensation expense	—	—	1,794	—	—	1,794
Repurchase of common shares	(242,500)	—	—	—	(15,494)	(15,494)
Balance at September 30, 2021	29,099,630	$301	$345,092	$1,231,938	$(32,864)	$1,544,467

	Nine Months Ended September 30, 2021
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2020	28,813,849	$301	$339,001	$948,453	$(29,057)	$1,258,698
Net income	—	—	—	283,485	—	283,485
Stock options exercised	452,100	—	1,227	—	10,014	11,241
Stock-based compensation expense	—	—	6,199	—	—	6,199
Repurchase of common shares	(242,500)	—	—	—	(15,494)	(15,494)
Deferral of executive and director compensation	—	—	338	—	—	338
Executive and director deferred compensation distributions	76,181	—	(1,673)	—	1,673	—
Balance at September 30, 2021	29,099,630	$301	$345,092	$1,231,938	$(32,864)	$1,544,467

	Three Months Ended September 30, 2020
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at June 30, 2020	28,543,629	$301	$334,261	$794,833	$(34,990)	$1,094,405
Net income	—	—	—	73,537	—	73,537
Stock options exercised	202,020	—	173	—	4,436	4,609
Stock-based compensation expense	—	—	2,189	—	—	2,189
Balance at September 30, 2020	28,745,649	$301	$336,623	$868,370	$(30,554)	$1,174,740

	Nine Months Ended September 30, 2020
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2019	28,386,456	$301	$332,861	$708,579	$(38,264)	$1,003,477
Net income	—	—	—	159,791	—	159,791
Stock options exercised	354,620	—	481	—	7,773	8,254
Stock-based compensation expense	—	—	4,915	—	—	4,915
Repurchase of common shares	(80,000)	—	—	—	(1,912)	(1,912)
Deferral of executive and director compensation	—	—	215	—	—	215
Executive and director deferred compensation distributions	84,573	—	(1,849)	—	1,849	—
Balance at September 30, 2020	28,745,649	$301	$336,623	$868,370	$(30,554)	$1,174,740

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
OPERATING ACTIVITIES:
Net income	$283,485	$159,791
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income from joint venture arrangements	(145)	(307)
Mortgage loan originations	(1,630,588)	(1,287,426)
Proceeds from the sale of mortgage loans	1,647,062	1,301,713
Fair value adjustment of mortgage loans held for sale	1,962	911
Fair value adjustment of mortgage servicing rights	(162)	507
Capitalization of originated mortgage servicing rights	(13,596)	(4,119)
Amortization of mortgage servicing rights	1,106	1,847
Depreciation	9,494	9,298
Amortization of debt issue costs	1,937	1,869
Loss on sale of mortgage servicing rights	177	—
Loss on early extinguishment of debt	2,040	950
Stock-based compensation expense	6,199	4,915
Deferred income tax expense	—	426
Change in assets and liabilities:
Inventory	(412,179)	(62,524)
Other assets	(5,787)	(18,493)
Accounts payable	41,642	51,555
Customer deposits	42,653	32,170
Accrued compensation	(3,413)	(4,990)
Other liabilities	(6,228)	9,133
Net cash (used in) provided by operating activities	(34,341)	197,226

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,559)	(8,465)
Return of capital from joint venture arrangements	1,050	1,213
Investment in joint venture arrangements	(34,738)	(24,075)
Proceeds from sale of mortgage servicing rights	4,324	—
Net cash used in investing activities	(31,923)	(31,327)

FINANCING ACTIVITIES:
Repayment of senior notes	(250,000)	(300,000)
Proceeds from issuance of senior notes	300,000	400,000
Proceeds from bank borrowings - homebuilding operations	—	306,800
Repayment of bank borrowings - homebuilding operations	—	(372,800)
Net repayments of bank borrowings - financial services operations	(14,353)	(785)
Proceeds from (principal repayments of) notes payable - other and community development district bond obligations	1,466	(503)
Repurchase of common shares	(15,494)	(1,912)
Debt issue costs	(6,249)	(8,524)
Proceeds from exercise of stock options	11,241	8,254
Net cash provided by financing activities	26,611	30,530
Net increase in cash, cash equivalents and restricted cash	(39,653)	196,429
Cash, cash equivalents and restricted cash balance at beginning of period	260,810	6,083
Cash, cash equivalents and restricted cash balance at end of period	$221,157	$202,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$9,167	$15,644
Income taxes	$91,546	$39,510

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$7,779	$(3,639)
Consolidated inventory not owned	$(5,511)	$(7,570)
Distribution of single-family lots from joint venture arrangements	$26,040	$27,016

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

Significant Accounting Policies

There have been no significant changes to our significant accounting policies during the quarter ended September 30, 2021 as compared to those disclosed in our 2020 Form 10-K.
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

A summary of the Company’s inventory as of September 30, 2021 and December 31, 2020 is as follows:

(In thousands)	September 30, 2021	December 31, 2020
Single-family lots, land and land development costs	$1,022,434	$868,288
Land held for sale	3,620	4,623
Homes under construction	1,190,921	898,966
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2021 - $12,593; December 31, 2020 - $12,909)	67,190	81,264
Community development district infrastructure	15,975	8,196
Land purchase deposits	48,600	45,357
Consolidated inventory not owned	4,403	9,914
Total inventory	$2,353,143	$1,916,608

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of September 30, 2021 and December 31, 2020, we had 1,042 homes (with a carrying value of $146.7 million) and 1,131 homes (with a carrying value of $186.9 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $16.0 million liability and a $8.2 million liability related to these CDD bond obligations as of September 30, 2021 and December 31, 2020, respectively, along with the related inventory infrastructure.

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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Capitalized interest, beginning of period	$22,304	$22,203	$21,329	$21,607
Interest capitalized to inventory	9,402	8,758	28,020	23,678
Capitalized interest charged to land and housing costs and expenses	(8,212)	(8,803)	(25,855)	(23,127)
Capitalized interest, end of period	$23,494	$22,158	$23,494	$22,158

Interest incurred	$9,328	$9,997	$29,574	$32,132

NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of September 30, 2021 and December 31, 2020, our investment in such joint venture arrangements totaled $42.5 million and $34.7 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $7.8 million increase during the nine-month period ended September 30, 2021 was driven primarily by our cash contributions to our joint venture arrangements during the first nine months of 2021 of $34.7 million, offset, in part, by lot distributions from our joint venture arrangements of $26.0 million and return of capital from joint venture arrangements of $1.1 million.
The majority of our investment in joint venture arrangements for both September 30, 2021 and December 31, 2020 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of September 30, 2021 and December 31, 2020, the Company had $42.3 million and $33.9 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of September 30, 2021 and December 31, 2020, the Company had $0.2 million and $0.8 million, respectively, of equity invested in LLCs. The Company’s percentage of ownership in these LLCs as of September 30, 2021 ranged from 25% to 50% and as of December 31, 2020 ranged from 25% to 74%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. The Company’s share of losses from its LLCs for the three months ended September 30, 2021 was less than $0.1 million. The Company’s equity in income relating to earnings from its LLCs was $0.3 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, the Company’s equity in income relating to earnings from its LLCs was $0.1 million and $0.3 million, respectively. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of September 30, 2021 was the amount invested of $42.5 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of

Significant Accounting Policies - Land Option Agreements” in the 2020 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2021 and December 31, 2020, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. The carrying value and fair value of mortgage servicing rights was $17.0 million at September 30, 2021. At December 31, 2020, the carrying value and fair value of our mortgage servicing rights were $9.4 million and $9.2 million, respectively. This $0.2 million decrease in the value of our mortgage servicing rights was caused by the disruption in the mortgage industry as a result of the COVID-19 pandemic, and was recorded as a decrease in revenue to bring the carrying value down to the fair value, for a net valuation allowance and impairment of $0.2 million for the year ended December 31, 2020.
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
The table below shows the notional amounts of our financial instruments at September 30, 2021 and December 31, 2020:

Description of Financial Instrument (in thousands)	September 30, 2021	December 31, 2020
Whole loan contracts and related committed IRLCs	$5,294	$2,354
Uncommitted IRLCs	273,470	208,500
FMBSs related to uncommitted IRLCs	258,000	183,000
Whole loan contracts and related mortgage loans held for sale	6,813	78,142
FMBSs related to mortgage loans held for sale	192,000	131,000
Mortgage loans held for sale covered by FMBSs	192,672	148,331

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2021	2020	2021	2020
Mortgage loans held for sale	$(1,704)	$(1,338)	$(1,962)	$(911)
Forward sales of mortgage-backed securities	3,877	1,670	4,893	507
Interest rate lock commitments	(1,440)	(853)	(940)	704
Whole loan contracts	49	(20)	413	(68)
Total gain (loss) recognized	$782	$(541)	$2,404	$232

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	September 30, 2021		September 30, 2021
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$3,253	Other liabilities	$—
Interest rate lock commitments	Other assets	745	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	30
Total fair value measurements		$3,998		$30

	Asset Derivatives		Liability Derivatives
	December 31, 2020		December 31, 2020
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$1,640
Interest rate lock commitments	Other assets	1,664	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	422
Total fair value measurements		$1,664		$2,062
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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and nine months ended September 30, 2021 and 2020, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the 2020 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and nine months ended September 30, 2021 and 2020, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2021 and December 31, 2020. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		September 30, 2021		December 31, 2020
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$221,157	$221,157	$260,810	$260,810
Mortgage loans held for sale	Level 2	215,857	215,857	234,293	234,293
Interest rate lock commitments	Level 2	745	745	1,664	1,664
Forward sales of mortgage-backed securities	Level 2	3,253	3,253	—	—
Liabilities:
Notes payable - financial services operations	Level 2	211,281	211,281	225,634	225,634
Notes payable - other	Level 2	5,537	5,458	4,072	3,647
Senior notes due 2025 (a)	Level 2	—	—	250,000	259,375
Senior notes due 2028 (a)	Level 2	400,000	417,500	400,000	421,000
Senior notes due 2030 (a)	Level 2	300,000	301,500	—	—
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	30	30	422	422
Forward sales of mortgage-backed securities	Level 2	—	—	1,640	1,640
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at September 30, 2021 and December 31, 2020:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2025,  Senior Notes due 2028 and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at September 30, 2021 and December 31, 2020. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended September 30, 2021 under the Company’s $550 million unsecured revolving credit facility, dated July 18, 2013, as amended most recently on June 10, 2021 (the “Credit Facility”), fluctuated daily with the one-month LIBOR rate plus a margin of 175 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC, a 100%-owned subsidiary of M/I Homes, Inc. (“M/I Financial”), is a party to two credit agreements: (1) a $175 million secured mortgage warehousing agreement, dated June 24, 2016, as amended (the “MIF Mortgage Warehousing Agreement”); and (2) a $90 million mortgage repurchase agreement, dated October 30, 2017, as amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the third quarter of 2021 fluctuated with LIBOR. See Note 8 to our financial statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.

Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $113.0 million and $21.1 million were covered under these guarantees as of September 30, 2021 and

December 31, 2020, respectively.  The increase in loans covered by these guarantees from December 31, 2020 is a result of a change in the mix of investors and their related purchase terms.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at September 30, 2021, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $0.9 million and $0.6 million at September 30, 2021 and December 31, 2020, respectively.
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
The Company recorded a liability relating to the guarantees described above totaling $0.3 million and $0.4 million at September 30, 2021 and December 31, 2020, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
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

A summary of warranty activity for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Warranty reserves, beginning of period	$29,880	$26,175	$29,012	$26,420
Warranty expense on homes delivered during the period	4,834	4,961	15,246	12,624
Changes in estimates for pre-existing warranties	1,745	416	2,356	(228)
Charges related to stucco-related claims	—	—	—	—	(a)
Settlements made during the period	(6,078)	(4,578)	(16,233)	(11,842)
Warranty reserves, end of period	$30,381	$26,974	$30,381	$26,974
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

During the three and nine month periods ended September 30, 2021, we did not record any additional warranty charges or receive any additional recoveries for stucco-related repair costs. At September 30, 2021, the remaining reserve for (1) homes in our Florida communities that we have identified as needing repair but have not yet completed the repair and (2) estimated repair costs for homes in our Florida communities that we have not yet identified as needing repair but that may require repair in the future included within our warranty reserve was $3.2 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of September 30, 2021. Our remaining stucco-related reserve is gross of any recoveries. Stucco-related recoveries are recorded in the period the reimbursement is received.
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
We continue to investigate the extent to which we may be able to further recover a portion of our stucco repair and claims handling costs from other sources, including our direct insurers, the subcontractors involved with the construction of the homes and their insurers. As of September 30, 2021, we are unable to estimate any additional amount that we believe is probable of recovery from these sources and, as noted above, we have not recorded a receivable for recoveries nor included an estimated amount of recoveries in determining our stucco-related warranty reserve.

Performance Bonds and Letters of Credit

At September 30, 2021, the Company had outstanding approximately $363.6 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through November 2027. Included in this total are: (1) $263.6 million of performance and maintenance bonds and $81.4 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $13.0 million of financial letters of credit, of which $12.6 million represent deposits on land and lot purchase agreements; and (3) $5.6 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At September 30, 2021, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $866.7 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.

Legal Matters
In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At September 30, 2021 and December 31, 2020, we had $1.7 million and $0.8 million reserved for legal expenses, respectively.
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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis during the fourth quarter of 2020, and no impairment was recorded at December 31, 2020. At September 30, 2021, no indicators for impairment existed and therefore no impairment was recorded. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen or other events occur that could impact the fair value of the reporting unit.
NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $550 million and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $700 million, subject to obtaining additional commitments from lenders. The Credit Facility matures on July 18, 2025. Interest on amounts borrowed under the Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of the one-month LIBOR (subject to a floor of 0.25%) plus a margin of 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio). The Credit Facility includes a provision for the replacement of LIBOR under certain circumstances where one-month LIBOR is no longer available. The Credit Facility also contains certain financial covenants. At September 30, 2021, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $1.13 billion of availability for additional senior debt at September 30, 2021. As a result, the full $550 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At September 30, 2021, there were no borrowings outstanding and $94.4 million of letters of credit outstanding, leaving a net remaining borrowing availability of $455.6 million. The Credit Facility includes a $150 million sub-facility for letters of credit.
The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in the Credit Facility), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indentures governing the Company’s $300.0 million aggregate principal amount of 3.95% Senior Notes due 2030 (the “2030 Senior Notes”) and the Company’s $400.0 million aggregate principal amount of 4.95% Senior Notes due

2028 (the “2028 Senior Notes”). The guarantors for the Credit Facility (the “Subsidiary Guarantors”) are the same subsidiaries that guarantee the 2030 Senior Notes and the 2028 Senior Notes.
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
Notes Payable - Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $175 million, which increased to $210 million from September 25, 2021 to October 15, 2021 and increases to $235 million from November 15, 2021 to February 4, 2022, which are periods of expected increases in the volume of mortgage originations. The MIF Mortgage Warehousing Agreement expires on May 27, 2022. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month LIBOR rate (subject to a floor of 0.5%) plus a spread of 190 basis points. The MIF Mortgage Warehousing Agreement includes a provision for the replacement of LIBOR under certain circumstances where one-month LIBOR is no longer available. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At September 30, 2021, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $90 million. The MIF Mortgage Repurchase Facility was scheduled to expire on October 25, 2021. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the one-month LIBOR rate (subject to a floor) plus a spread of 175 or 200 basis points depending on the loan type. The MIF Mortgage Repurchase Facility includes a provision for the replacement of LIBOR under certain circumstances where one-month LIBOR is no longer available. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At September 30, 2021, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility. Effective October 25, 2021, M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility which, among other things, extends the term of the MIF Mortgage Repurchase Facility for an additional year to October 24, 2022, reduces the floor on one-month LIBOR from 1.0% to 0.75% (or 0.625% based on the type of loan), and adjusts certain financial covenant limits.At September 30, 2021 and December 31, 2020, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $300.0 million and $275.0 million, respectively. At September 30, 2021 and December 31, 2020, M/I Financial had $211.3 million and $225.6 million outstanding on a combined basis under its credit facilities, respectively.
Senior Notes
On August 23, 2021, the Company issued $300.0 million aggregate principal amount of the 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year (commencing on February 15, 2022), and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
The Company used a portion of the net proceeds from the issuance of the 2030 Senior Notes to redeem all $250.0 million aggregate principal amount of its then outstanding 5.625% Senior Notes due 2025 (the “2025 Senior Notes”) at a redemption price of 102.813% of the principal amount, plus accrued and unpaid interest thereon, on August 24, 2021.
As of both September 30, 2021 and December 31, 2020, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes on or after February 1, 2023 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 103.713% of the principal amount outstanding, but will decline to 102.475% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2024, will further decline to 101.238% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2025 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.
The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of September 30, 2021, the Company was in compliance with all terms, conditions, and covenants under the indenture.

The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of September 30, 2021, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2030 Senior Notes and the 2028 Senior Notes are fully and unconditionally guaranteed jointly and severally on a senior unsecured basis by the Subsidiary Guarantors. The 2030 Senior Notes and the 2028 Senior Notes are general, unsecured senior obligations of the Company and the Subsidiary Guarantors and rank equally in right of payment with all our and the Subsidiary Guarantors’ existing and future unsecured senior indebtedness.  The 2030 Senior Notes and the 2028 Senior Notes are effectively subordinated to our and the Subsidiary Guarantors’ existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness.
The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $470.9 million at September 30, 2021 and $363.0 million at December 31, 2020. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors (see Note 12 to our financial statements for more information).
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $5.5 million and $4.1 million as of September 30, 2021 and December 31, 2020, respectively, which are comprised of notes payable acquired in the normal course of business.

NOTE 9. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
NUMERATOR
Net income	$91,012	$73,537	$283,485	$159,791
DENOMINATOR
Basic weighted average shares outstanding	29,250	28,653	29,179	28,554
Effect of dilutive securities:
Stock option awards	447	376	474	253
Deferred compensation awards	331	257	313	223
Diluted weighted average shares outstanding	$30,028	$29,286	$29,966	$29,030
Earnings per common share:
Basic	$3.11	$2.57	$9.72	$5.60
Diluted	$3.03	$2.51	$9.46	$5.50
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	16	435	7	360
NOTE 10. Income Taxes
During the three months ended September 30, 2021 and 2020, the Company recorded a tax provision of $25.2 million and $21.6 million, respectively, which reflects income tax expense related to the periods’ income before income taxes. The effective tax rate for the three months ended September 30, 2021 and 2020 was 21.7% and 22.7%, respectively. The decrease in the effective rate from the three months ended September 30, 2020 was primarily attributable to a $2.1 million increase in tax benefit from energy efficient home credits. During the nine months ended September 30, 2021 and 2020, the Company recorded a tax provision of $84.3 million and $48.4 million, respectively. The effective tax rate for the nine months ended September 30, 2021 and 2020 was 22.9% and 23.2%, respectively.
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
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina

In October 2021, we announced our entry into the Nashville, Tennessee market.

The following table shows, by segment, revenue, operating income and interest (income) expense for the three and nine months ended September 30, 2021 and 2020, as well as the Company’s income before income taxes for such periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Revenue:
Northern homebuilding	$400,564	$350,591	$1,151,349	$890,201
Southern homebuilding	482,960	468,384	1,463,707	1,188,056
Financial services (a)	20,795	28,946	79,079	61,461
Total revenue	$904,319	$847,921	$2,694,135	$2,139,718

Operating income:
Northern homebuilding	$59,009	$38,365	$159,975	$91,487
Southern homebuilding	72,957	55,861	218,236	129,037
Financial services (a)	10,820	19,887	50,381	37,706
Less: Corporate selling, general and administrative expense	(17,566)	(18,017)	(50,361)	(41,891)
Total operating income	$125,220	$96,096	$378,231	$216,339

Interest expense (income):
Northern homebuilding	$—	$122	$76	$2,636
Southern homebuilding	(381)	409	(224)	3,759
Financial services (a)	885	708	2,777	2,059
Corporate	(578)	—	(1,075)	—
Total interest (income) expense	$(74)	$1,239	$1,554	$8,454

Equity in loss (income) from joint venture arrangements	50	(252)	(145)	(307)
Loss on early extinguishment of debt	9,072	—	9,072	—

Income before income taxes	$116,172	$95,109	$367,750	$208,192
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.
The following tables show total assets by segment at September 30, 2021 and December 31, 2020:

	September 30, 2021
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,079	$44,521		$—	$48,600
Inventory (a)	950,220	1,354,323		—	2,304,543
Investments in joint venture arrangements	—	42,466		—	42,466
Other assets	40,229	72,983	(b)	537,779	650,991
Total assets	$994,528	$1,514,293		$537,779	$3,046,600

	December 31, 2020
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$5,031	$40,326		$—	$45,357
Inventory (a)	847,524	1,023,727		—	1,871,251
Investments in joint venture arrangements	1,378	33,295		—	34,673
Other assets	37,465	57,588	(b)	596,711	691,764
Total assets	$891,398	$1,154,936		$596,711	$2,643,045
(a)Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

NOTE 12. Share Repurchase Program
On July 28, 2021, the Company announced that its Board of Directors had approved a new share repurchase program (the “2021 Share Repurchase Program”), which replaced and superseded the share repurchase program authorized by the Board of Directors in 2018 (the “2018 Share Repurchase Program”). Prior to its replacement, the Company did not repurchase any outstanding common shares under the 2018 Share Repurchase Program during 2021.
Pursuant to the 2021 Share Repurchase Program, the Company may purchase up to $100 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. The timing and amount of any purchases under the 2021 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements. The 2021 Share Repurchase Program has no expiration date and may be modified, discontinued or suspended at any time.

During the third quarter of 2021, the Company repurchased 0.2 million outstanding common shares at an aggregate purchase price of $15.5 million under the 2021 Share Repurchase Program. As of September 30, 2021, $84.5 million remained available for repurchases under the 2021 Share Repurchase Program.
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
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2021	2020		2021	2020
Housing	$878,602	$812,999		$2,604,387	$2,067,148
Land sales	4,922	5,976		10,669	11,109
Financial services (a)	20,795	28,946	(b)	79,079	61,461	(b)
Total revenue	$904,319	$847,921		$2,694,135	$2,139,718
(a)Revenue includes hedging losses of $3.1 million and $5.7 million for the three months ended September 30, 2021 and 2020, respectively, and hedging gains of $0.8 million and hedging losses of $16.3 million for the nine months ended September 30, 2021 and 2020, respectively. Hedging gains/losses do not represent revenue recognized from contracts with customers.
(b)Revenue for the three and nine months ended September 30, 2020 includes $0.1 million and $0.5 million of net impairment charges taken on our mortgage serving rights, respectively, which was recorded as a reduction of revenue. The net impairment charges were caused by the disruption in the mortgage industry as a result of the COVID-19 pandemic.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 97% of our total revenues for the three and nine months ended September 30, 2021 and 2020, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 135,000 homes since commencing homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended September 30, 2021 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K.
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
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
In October 2021, we announced our entry into the Nashville, Tennessee market.
Overview
For both the third quarter and nine months ended September 30, 2021, we achieved record levels of revenue, income before income taxes and number of homes in backlog. For the nine months ended September 30, 2021, we achieved all-time records for income before income taxes, net income and backlog sales value. In addition, our financial services operations achieved year-to-date records for revenue, income before income taxes and number of loans originated.

During the third quarter, we believe that the homebuilding industry continued to benefit from low interest rates, a continued undersupply of available homes and increased demand for single family homes in suburban locations. However, our number of new contracts for the three months ended September 30, 2021 declined 33% from the third quarter of 2020 due to several factors, including (1) a reduction in the number of our average selling communities to 176 in 2021 from 214 in 2020, (2) limitations we imposed on sales in a majority of our communities in order to match our production timelines and lot availability, (3) the record sales pace we achieved in the third quarter of 2020, and (4) a reversion toward a more typical sales pace and seasonality. In addition, while our income before income taxes for the third quarter was a record, we continued to experience construction delays and supply chain challenges which have impacted the homebuilding industry and many of our product manufacturers, including raw material availability, extension of product lead times, labor and transportation issues, and overall demand outpacing production or shipping capacities. These challenges have resulted in a significant increase in our build cycle times, which we expect to continue for the foreseeable future, and led, in part, to our home deliveries for the third quarter declining 4% compared to 2020's third quarter. Despite these challenges, demand for new homes remains strong and continues to outstrip supply, even as the housing market reverts back to a more traditional seasonality, and we ended the quarter with an all-time record sales backlog value of $2.5 billion.

During the third quarter and nine months ended September 30, 2021, we achieved the following results in comparison to the third quarter and nine months ended September 30, 2020:
•New contracts decreased 33% to 1,964 from 2,949 and increased 1% to 7,340 from 7,299, respectively
•Homes delivered decreased 4% to 2,045 homes and increased 16% to 6,322 homes, respectively
•Number of homes in backlog at September 30, 2021 increased 20% to a third-quarter record 5,407 homes
•Total sales value in backlog increased 40% to $2.5 billion, an all-time record
•Revenue increased 7% to $904.3 million (a third-quarter record) and 26% to $2.7 billion, respectively
•Income before income taxes increased 22% to $116.2 million (a third-quarter record) and 77% to $367.8 million (an all-time record), respectively
•Net income increased 24% to $91.0 million and 77% to $283.5 million (an all-time record), respectively

In addition to the results described above, our financial services operations also achieved record income before income taxes for the nine months ended September 30, 2021, benefiting from the number of mortgages originated and higher margins, as well as technology enabled efficiencies.
Our company-wide absorption pace of sales per community for the third quarter of 2021 declined to 3.7 per month compared to the record pace of 4.6 per month for the prior year’s third quarter as a result of the decline in our active communities and a reversion to more traditional seasonality and demand compared to prior year and the decrease in the number of new contracts during the quarter compared to prior year. Partially as a result of the accelerated sales pace we experienced in 2020 and during the first half of 2021, our number of active communities declined to 176 from 207 at the end of the third quarter of 2020. We believe we maintain a strong land position, and we continue to place additional land under contract for communities that will be brought online in future periods. However, delays in our ability to replace existing communities that are selling out in the short-term could negatively impact our number of active communities throughout the remainder of 2021 and into 2022, given land development challenges and delays in approvals for entitlements and permits due to volume, COVID-19 related factors or other delays. We continue to work to open new communities to grow our community count. We are also actively managing sales pace, in part by selectively increasing prices and limiting sales in the majority of our communities, to optimize our availability of lots and maximize returns, while also maintaining a manageable timeline for construction and delivery of our homes.

In August 2021, we issued $300.0 million aggregate principal amount of 3.95% Senior Notes due 2030 (the “2030 Senior Notes”) for net proceeds of approximately $296.0 million. We used $257.9 million of the net proceeds from this offering to redeem all $250.0 million aggregate principal amount of our outstanding 5.625% Senior Notes due 2025 (the “2025 Senior Notes”) at a redemption price of 102.813% of the principal amount, plus accrued and unpaid interest thereon. In association with the early redemption of our 2025 Senior Notes, we incurred a $9.1 million loss on early extinguishment of debt, consisting of a $7.1 million prepayment premium due to early redemption and $2.0 million for the write-off of unamortized debt issuance costs.

Summary of Company Financial Results

Income before income taxes for the third quarter of 2021 increased 22% from $95.1 million in the third quarter of 2020 to a third quarter record $116.2 million in 2021. For the nine months ended September 30, 2021, income before income taxes increased 77% from $208.2 million for the nine months ended September 30, 2020 to an all-time record $367.8 million. We achieved net income of $91.0 million ($3.03 per diluted share), in 2021's third quarter, a 24% increase, or $17.5 million, from net income of $73.5 million ($2.51 per diluted share), in 2020's third quarter. Our effective tax rate was 21.7% in 2021’s third quarter compared to 22.7% in 2020. For the nine months ended September 30, 2021, we achieved an all-time record net income of $283.5 million, or $9.46 per diluted share, compared to net income of $159.8 million, or $5.50 per diluted share, in the nine months ended September 30, 2020. Our effective tax rate was 22.9% in 2021's first nine months compared to 23.3% in the same period in 2020. Income before income taxes and net income for the third quarter and first nine months of 2021 was unfavorably impacted by a $9.1 million pre-tax charge for loss on early extinguishment of debt related to the redemption of our 2025 Senior Notes (as described above).
During the quarter ended September 30, 2021, we recorded third-quarter record total revenue of $904.3 million, of which $878.6 million was from homes delivered, $4.9 million was from land sales and $20.8 million was from our financial services operations. Revenue from homes delivered increased 8% in 2021's third quarter compared to the same period in 2020 driven primarily by a 13% increase in the average sales price of homes delivered ($50,000 per home delivered), which was primarily the result of strong demand, partially offset by a 4% decrease in the number of homes delivered (92 units) which was due to construction and supply chain issues that created delays in home closings. Revenue from land sales decreased $1.1 million from the third quarter of 2020 due to fewer land sales in 2021's third quarter compared to the prior year. Revenue from our financial services segment decreased 28% to $20.8 million in the third quarter of 2021 as a result of a decrease in loans closed and sold as well as lower margins on loans sold during the period compared to the third quarter of 2020, which was a record quarter and therefore provided difficult comparisons for the third quarter 2021. For the nine months ended September 30, 2021, we recorded year-to-date record total revenue of $2.7 billion, of which $2.6 billion was from homes delivered, $10.7 million was from land sales and $79.1 million was from our financial services operations. Revenue from homes delivered increased 26% in the nine months ended September 30, 2021 compared to the same period in 2020 driven primarily by a 16% increase in the number of homes delivered (855 units) and a 9% increase in the average sales price of homes delivered ($34,000 per home delivered). Revenue from land sales decreased $0.4 million from the nine months ended September 30, 2020 due to fewer land sales in 2021's first nine months compared to the prior year. Revenue from our financial services segment increased 29% to $79.1 million in the first nine months of 2021 as a result of an increase in loans closed and sold in the first nine months of 2021, in addition to higher margins on loans sold during the period compared to the prior year.
Total gross margin (total revenue less total land and housing costs) increased $27.2 million in the third quarter of 2021 compared to the third quarter of 2020 as a result of a $35.4 million improvement in the gross margin of our homebuilding operations, offset partially by an $8.2 million decrease in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $34.2 million primarily as a result of the 13% increase in average sales price of homes delivered, partially offset by the 4% decrease in the number of homes delivered. Our housing gross margin percentage improved 240 basis points from 20.3% in prior year's third quarter to 22.7% in 2021's third quarter, primarily as a result of strong demand during 2021's third quarter and increased average sales prices. Our gross margin on land sales (land sale gross margin) improved $1.2 million in the third quarter of 2021 compared to the third quarter of 2020. The gross margin of our financial services operations decreased $8.2 million in the third quarter of 2021 compared to the third quarter of 2020 as a result of a decrease in the number of loan originations and lower margins on loans sold, partially offset by an increase in the average loan amount during the third quarter of 2021 compared to the third quarter of 2020. Total gross margin increased $197.7 million in the nine months ended September 30, 2021 compared to the same period in 2020 as a result of a $180.1 million improvement in the gross margin of our homebuilding operations and a $17.6 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $177.8 million as a result of the 16% increase in the number of homes delivered and the 9% increase in the average sales price of homes delivered. Our housing gross margin percentage improved 280 basis points from 19.6% in prior year’s first nine months to 22.4% in 2021's first nine months, primarily as a result of strong demand during the period. Our gross margin on land sales improved $2.3 million in 2021's first nine months compared to the same period in 2020. The gross margin of our financial services operations increased $17.6 million in the nine months ended September 30, 2021 compared to the same period in 2020 as a result of increases in the number of loan originations, in addition to higher margins on loans sold during the first nine months of 2021 compared to the nine months ended September 30, 2020. Our housing gross margin may fluctuate from quarter to quarter depending on the mix of communities delivering homes, due to the variation in margin between different communities.
As a result of the record number of sales in 2020 and during the first nine months of 2021, we are selling through communities faster, which has negatively impacted our number of active communities. We opened 63 new communities during the nine months ended September 30, 2021 and closed out of 89 communities.
For the three months ended September 30, 2021, selling, general and administrative expense decreased $1.9 million, which aided the increase in our gross margin dollars discussed above, and declined as a percentage of revenue from 11.6% in the third quarter of 2020 to 10.7% in the third quarter of 2021 (a third quarter record). Selling expense decreased $2.4 million from 2020's third quarter and improved as a percentage of revenue to 5.2% in 2021's third quarter from 5.8% for the same period in 2020. Variable selling expense for sales commissions contributed $1.0 million to the decrease due to the lower number of homes delivered in the quarter. The decrease in selling expense was also attributable to a $1.4 million decrease in non-variable selling expense primarily related to decreased costs associated with our sales offices and models as a result of our decreased community count. General and administrative expense increased $0.5 million compared to the third quarter of 2020 but declined as a percentage of revenue from 5.8% in the third quarter of 2020 to 5.5% in the third quarter of 2021. The dollar increase in general and administrative expense was primarily due to an increase in compensation-related expenses due to our increased headcount and our strong financial performance during the quarter. For the nine months ended September 30, 2021, selling, general and administrative expense increased $35.8 million, which partially offset the increase in our gross margin dollars discussed above, but declined as a percentage of revenue from 11.7% in the nine months ended September 30, 2020 to 10.7% in the nine months ended September 30, 2021. Selling expense increased $15.9 million from the nine months ended September 30, 2020 but improved as a percentage of revenue to 5.3% in 2021's first nine months from 6.0% for the same period in 2020. Variable selling expense for sales commissions contributed $16.5 million to the increase due to the higher number of homes delivered during the first nine months of 2021. The increase in selling expense was partially offset by a $0.6 million decrease in non-variable selling expense primarily related to decreased costs associated with our sales offices and models as a result of our decreased community count. General and administrative expense increased $19.9 million compared to the nine months ended September 30, 2020 but declined as a percentage of revenue from 5.8% in the nine months ended September 30,

2020 to 5.3% in the nine months ended September 30, 2021. The dollar increase in general and administrative expense was primarily due to a $16.6 million increase in compensation-related expenses due to our increased headcount and our strong financial performance during the period, a $1.2 million increase in computer costs related to our investment in new information systems, a $1.1 million increase in land-related expenses, a $0.5 million increase in charitable contributions, and a $0.5 million increase in miscellaneous expenses.
Outlook
We believe that new home sales will continue to benefit from low interest rates, a continued undersupply of available homes and consumer demographics, including a growing number of millennial homebuyers. However, we expect a reversion to a more traditional seasonal sales pace than the pace we experienced in the final half of 2020 and the first half of 2021. In addition, the supply chain for various materials and labor for both land development (which impacts new communities and lot availability in existing communities) and home construction is experiencing substantial challenges and delays, causing us to limit our sales in a majority of communities to match our production timelines. As a result, we expect that the industry will not be able to quickly remedy the supply shortage of new homes with increased production and is likely to continue to experience extended build cycles and home delivery timelines. Accordingly, we remain focused on managing our sales pace closely with our ability to build and deliver homes, while balancing price appreciation as an offset to further cost escalations in order to maintain margins.

In the first nine months of 2021, we continued to experience cost increases in certain construction materials, and we continue to actively manage and monitor those costs. We have been able to raise home prices in many of our communities to offset these cost increases and preserve or increase our margins. During the third quarter, our ability to raise prices, together with cost management and lower lumber prices, allowed us to achieve a total gross margin percentage of 24.5%, an improvement of 160 basis points compared with 2020’s third quarter. We may experience future shortages in materials and labor as well as price increases for materials and labor and may not be able to maintain our current level of direct construction costs as a percentage of average sales price. We remain sensitive to changes in market conditions, and continue to focus on controlling overhead leverage and carefully managing our investment in land and land development spending.

We expect to emphasize the following strategic business objectives throughout the remainder of 2021 and into 2022:
•managing our land spend and inventory levels;
•manage our community sales pace to maximize returns;
•accelerating the readiness of new communities wherever possible;
•maintaining a strong balance sheet and liquidity levels;
•expanding the availability of our more affordable Smart Series homes; and
•emphasizing customer service, product quality and design, and premier locations.
During the nine months ended September 30, 2021, we invested $473.8 million in land acquisitions and $281.2 million in land development. We continue to closely review all of our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land spending and investment in inventory homes accordingly. As a result of the uncertainty of the current environment, and complexity of land transactions, including zoning and approvals, along with timing of development, we are not providing land spending estimates for 2021 at this time.
As of September 30, 2021, we had approximately 43,000 lots under control, which represents a 9% increase from our approximately 39,600 lots under control at the end of last year’s third quarter. We opened 63 communities and closed 89 communities in the nine months ended September 30, 2021, ending the third quarter with a total of 176 communities, compared to 207 at the end of last year’s third quarter. Of our total communities at the end of the third quarter of 2021, 70 offered our more affordable Smart Series designs, which are primarily designed for first-time homebuyers. We are actively managing our sales pace to optimize our availability of lots and maximize financial returns, while also maintaining a manageable timeline for construction and delivery of our homes. The specific timing of closing out communities has been faster than anticipated and difficult to project throughout 2021. However, based on our planned community openings in the fourth quarter of 2021 and during 2022, we estimate that our community count will increase in 2022, ending the year with between 200 and 220 active communities.
We believe our ability to design and develop attractive homes in desirable locations at an affordable cost, and to grow our business while also leveraging our fixed costs, has enabled us to maintain and improve our strong financial results. We further believe that we are well positioned with a strong balance sheet to manage through the current economic environment.

The following table shows, by segment, revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Revenue:
Northern homebuilding	$400,564	$350,591	$1,151,349	$890,201
Southern homebuilding	482,960	468,384	1,463,707	1,188,056
Financial services (a)	20,795	28,946	79,079	61,461
Total revenue	$904,319	$847,921	$2,694,135	$2,139,718

Gross margin:
Northern homebuilding	$88,209	$67,644	$246,674	$167,270
Southern homebuilding	112,750	97,924	339,560	238,865
Financial services (a)	20,795	28,946	79,079	61,461
Total gross margin	$221,754	$194,514	$665,313	$467,596

Selling, general and administrative expense:
Northern homebuilding	$29,200	$29,279	$86,699	$75,783
Southern homebuilding	39,793	42,063	121,324	109,828
Financial services (a)	9,975	9,059	28,698	23,755
Corporate	17,566	18,017	50,361	41,891
Total selling, general and administrative expense	$96,534	$98,418	$287,082	$251,257

Operating income (loss):
Northern homebuilding	$59,009	$38,365	$159,975	$91,487
Southern homebuilding	72,957	55,861	218,236	129,037
Financial services (a)	10,820	19,887	50,381	37,706
Less: Corporate selling, general and administrative expense	(17,566)	(18,017)	(50,361)	(41,891)
Total operating income	$125,220	$96,096	$378,231	$216,339

Interest (income) expense:
Northern homebuilding	$—	$122	$76	$2,636
Southern homebuilding	(381)	409	(224)	3,759
Financial services (a)	885	708	2,777	2,059
Corporate	(578)	—	(1,075)	—
Total interest (income) expense	$(74)	$1,239	$1,554	$8,454

Equity in loss (income) of joint venture arrangements	50	(252)	(145)	(307)
Loss on early extinguishment of debt	9,072	—	9,072	—

Income before income taxes	$116,172	$95,109	$367,750	$208,192
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at September 30, 2021 and December 31, 2020:

	At September 30, 2021
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,079	$44,521		$—	$48,600
Inventory (a)	950,220	1,354,323		—	2,304,543
Investments in joint venture arrangements	—	42,466		—	42,466
Other assets	40,229	72,983	(b)	537,779	650,991
Total assets	$994,528	$1,514,293		$537,779	$3,046,600

	At December 31, 2020
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$5,031	$40,326		$—	$45,357
Inventory (a)	847,524	1,023,727		—	1,871,251
Investments in joint venture arrangements	1,378	33,295		—	34,673
Other assets	37,465	57,588	(b)	596,711	691,764
Total assets	$891,398	$1,154,936		$596,711	$2,643,045
(a)Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Northern Region
Homes delivered	876	868	2,638	2,190
New contracts, net	772	1,176	2,962	2,951
Backlog at end of period	2,139	1,904	2,139	1,904
Average sales price of homes delivered	$454	$402	$435	$405
Average sales price of homes in backlog	$475	$427	$475	$427
Aggregate sales value of homes in backlog	$1,014,981	$813,909	$1,014,981	$813,909
Housing revenue	$397,922	$348,774	$1,146,977	$887,662
Land sale revenue	$2,642	$1,817	$4,372	$2,539
Operating income homes (a)	$58,225	$38,308	$158,859	$91,385
Operating income land	$784	$57	$1,116	$102
Number of average active communities	82	90	85	94
Number of active communities, end of period	85	86	85	86
Southern Region
Homes delivered	1,169	1,269	3,684	3,277
New contracts, net	1,192	1,773	4,378	4,348
Backlog at end of period	3,268	2,599	3,268	2,599
Average sales price of homes delivered	$411	$366	$396	$360
Average sales price of homes in backlog	$468	$387	$468	$387
Aggregate sales value of homes in backlog	$1,530,983	$1,005,322	$1,530,983	$1,005,322
Housing revenue	$480,680	$464,225	$1,457,410	$1,179,486
Land sale revenue	$2,280	$4,159	$6,297	$8,570
Operating income homes (a)	$72,396	$55,731	$216,831	$128,888
Operating income land	$561	$130	$1,405	$149
Number of average active communities	94	124	100	125
Number of active communities, end of period	91	121	91	121
Total Homebuilding Regions
Homes delivered	2,045	2,137	6,322	5,467
New contracts, net	1,964	2,949	7,340	7,299
Backlog at end of period	5,407	4,503	5,407	4,503
Average sales price of homes delivered	$430	$380	$412	$378
Average sales price of homes in backlog	$471	$404	$471	$404
Aggregate sales value of homes in backlog	$2,545,964	$1,819,231	$2,545,964	$1,819,231
Housing revenue	$878,602	$812,999	$2,604,387	$2,067,148
Land sale revenue	$4,922	$5,976	$10,669	$11,109
Operating income homes (a)	$130,621	$94,039	$375,690	$220,273
Operating income land	$1,345	$187	$2,521	$251
Number of average active communities	176	214	185	219
Number of active communities, end of period	176	207	176	207
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Financial Services
Number of loans originated	1,554	1,636	4,833	4,142
Value of loans originated	$542,555	$513,456	$1,630,588	$1,287,426

Revenue	$20,795	$28,946	$79,079	$61,461
Less: Selling, general and administrative expenses	9,975	9,059	28,698	23,755
Less: Interest expense	885	708	2,777	2,059

Income before income taxes	$9,935	$19,179	$47,604	$35,647

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Northern	8.2%	8.2%	6.7%	9.7%
Southern	7.5%	10.4%	7.7%	12.6%

Total cancellation rate	7.8%	9.5%	7.3%	11.5%

Seasonality
Typically, our homebuilding operations experience significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, homes delivered increase substantially in the second half of the year compared to the first half of the year. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. Our financial services operations also experience seasonality because loan originations correspond with the delivery of homes in our homebuilding operations. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, and the uneven impact of the recovery on housing sales, our results for the nine months ended September 30, 2021 are not necessarily indicative of the results that we may achieve in future periods.
Year Over Year Comparison
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Northern Region. During the three months ended September 30, 2021, homebuilding revenue in our Northern region increased $50.0 million, from $350.6 million in the third quarter of 2020 to $400.6 million in the third quarter of 2021. This 14% increase in homebuilding revenue was primarily the result of a 13% increase in the average sales price of homes delivered ($52,000 per home delivered) and a 1% increase in the number of homes delivered (8 units) which were due to increased demand during the period. Operating income in our Northern region increased $20.6 million from $38.4 million in the third quarter of 2020 to $59.0 million during the quarter ended September 30, 2021. This increase in operating income was the result of a $20.5 million improvement in our gross margin in addition to a $0.1 million decrease in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $19.8 million primarily due to the increase in average sales price of homes delivered and the slight increase in the number of homes delivered noted above. Our housing gross margin percentage improved 260 basis points to 22.0% in the third quarter of 2021 from 19.4% in the prior year’s third quarter. The improvement in housing gross margin percentage was primarily due to increased demand during the period. Our land sale gross margin increased $0.7 million in the third quarter of 2021 compared to the same period in 2020 due to more land sales during the period.

Selling, general and administrative expense decreased $0.1 million, from $29.3 million for the quarter ended September 30, 2020 to $29.2 million for the quarter ended September 30, 2021, and improved as a percentage of revenue to 7.3% in 2021's third quarter from 8.4% in 2020's third quarter. The decrease in selling, general and administrative expense was attributable, in part, to a $0.3 million decrease in general and administrative expense primarily related to a decrease in land-related expenses which was partially offset by a $0.2 million increase in selling expense. The increase in selling expense was due to a $0.5 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, partially offset by a $0.3 million decrease in non-variable selling expenses primarily related to a decrease in advertising costs.

During the three months ended September 30, 2021, we experienced a 34% decrease in new contracts in our Northern region, from 1,176 in the third quarter of 2020 to 772 in the third quarter of 2021 primarily due to our decreased community count. Homes in backlog increased 12% from 1,904 homes at September 30, 2020 to 2,139 homes at September 30, 2021 and average sales price in backlog increased to $475,000 at September 30, 2021 compared to $427,000 at September 30, 2020 which was primarily due to strong demand. During the three months ended September 30, 2021, we opened 14 new communities in our Northern region compared to opening five communities during 2020's third quarter. Our monthly absorption rate in our Northern region declined to 3.1 per community in the third quarter of 2021 compared to 4.4 per community in 2020's third quarter due to the decline in new contracts during the quarter.
Southern Region. During the three month period ended September 30, 2021, homebuilding revenue in our Southern region increased $14.6 million, from $468.4 million in the third quarter of 2020 to $483.0 million in the third quarter of 2021. This 3% increase in homebuilding revenue was the result of a 12% increase in the average sales price of homes delivered ($45,000 per home delivered) which was due to strong demand, offset partially by an 8% decrease in the number of homes delivered (100 units) which was due to construction and supply chain issues that created delays in closings. Operating income in our Southern region increased $17.1 million from $55.9 million in the third quarter of 2020 to $73.0 million during the quarter ended September 30, 2021. This increase in operating income was the result of a $14.8 million improvement in our gross margin in addition to a $2.3 million decrease in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $14.4 million, due primarily to the increase in average sales price of homes delivered, offset partially by the decrease in the number of homes delivered noted above. Our housing gross margin percentage improved from 21.1% in prior year’s third quarter to 23.3% in the third quarter of 2021, largely due to the more affordable mix of communities delivering homes and strong demand. Our land sale gross margin improved $0.4 million in the third quarter of 2021 compared to the third quarter of 2020. We did not record any additional warranty charges for stucco-related repair costs in our Florida communities during the third quarter of 2021. With respect to this matter, during the quarter ended September 30, 2021, we identified 21 additional homes in need of repair and completed repairs on 38 homes, and, at September 30, 2021, we have 83 homes in various stages of repair.  See Note 6 to our financial statements for further information.
Selling, general and administrative expense decreased $2.3 million from $42.1 million in the third quarter of 2020 to $39.8 million in the third quarter of 2021 and declined as a percentage of revenue to 8.2% from 9.0% in the third quarter of 2020. The decrease in selling, general and administrative expense was attributable to a $2.8 million decrease in selling expense due to a $1.5 million decrease in variable selling expenses resulting from decreases in sales commissions produced by the lower number of homes delivered and a $1.3 million decrease in non-variable selling expenses primarily related to a decrease in model and sales office costs associated with our decreased community count, partially offset by a $0.5 million increase in general and administrative expense primarily related to an increase in compensation-related expenses due to our increased headcount and our strong financial performance.
During the three months ended September 30, 2021, we experienced a 33% decrease in new contracts in our Southern region, from 1,773 in the third quarter of 2020 to 1,192 in the third quarter of 2021 primarily due to the difficult comparison from the record new contracts achieved during the same period last year as well as a result of our decreased community count compared to prior year. Homes in backlog increased 26% from 2,599 homes at September 30, 2020 to 3,268 homes at September 30, 2021 primarily due to improving demand in our more affordable communities compared to prior year. Average sales price in backlog also increased to $468,000 at September 30, 2021 from $387,000 at September 30, 2020 due to strong demand. During the three months ended September 30, 2021, we opened 12 new communities in our Southern region compared to opening seven communities during 2020's third quarter. Our monthly absorption rate in our Southern region declined to 4.3 per community in the third quarter of 2021 compared to 4.8 per community in the third quarter of 2020 due to the decline in new contracts during the quarter.
Financial Services. Revenue from our mortgage and title operations decreased 28% to $20.8 million in the third quarter of 2021 from $28.9 million in the third quarter of 2020 due to a 5% decrease in the number of loan originations from 1,636 in 2020's third quarter to 1,554 in the third quarter of 2021 and lower margins on loans sold during the period compared to prior year’s third quarter, which was a record third quarter and resulted in difficult comparisons for the third quarter of 2021, partially offset by an increase in the average loan amount from $314,000 in the quarter ended September 30, 2020 to $349,000 in the quarter ended September 30, 2021.
We experienced a $9.1 million decrease in operating income in the third quarter of 2021 compared to 2020's third quarter, which was primarily due to the decrease in revenue discussed above in addition to a $0.9 million increase in selling, general and administrative expense compared to the third quarter of 2020. This increase was primarily the result of an increase in compensation-related expenses due to our increase in employee headcount due to new mortgage locations and our strong financial performance.

At September 30, 2021, M/I Financial, LLC (“M/I Financial”) provided financing services in all of our markets.
Approximately 85% of our homes delivered during the third quarter of 2021 were financed through M/I Financial, the same as in the third quarter of 2020. Capture rate is influenced by financing availability and competition in the mortgage market, and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense decreased $0.4 million from $18.0 million for the third quarter of 2020 to $17.6 million for the third quarter of 2021. This decrease primarily resulted from a decrease in compensation-related expenses.
Equity in Loss (Income) from Joint Venture Arrangements. Equity in loss or income from joint venture arrangements represents our portion of pre-tax loss or earnings from our joint venture arrangements where a special purpose entity is established (“LLCs”) with the other partners. The Company had less than $0.1 million of equity in loss and earned $0.3 million of equity in income from its LLCs during the three months ended September 30, 2021 and 2020, respectively.
Interest (Income) Expense - Net. Interest expense for the Company decreased $1.3 million from $1.2 million for the three months ended September 30, 2020 to interest income of $0.1 million for the three months ended September 30, 2021. This decrease in interest expense was primarily the result of higher interest capitalization due to the high level of inventory we have under development compared to the prior year. Our weighted average borrowings decreased from $736.3 million in 2020's third quarter to $728.2 million in 2021's third quarter, and our weighted average borrowing rate decreased from 5.57% in the third quarter of 2020 to 5.41% for third quarter of 2021.
Loss on Early Extinguishment of Debt. We recognized a loss on early extinguishment of debt of $9.1 million during the quarter ended September 30, 2021 as a result of the write-off of unamortized debt issuance costs and a prepayment premium associated with the redemption of our 2025 Senior Notes.
Income Taxes. Our overall effective tax rate was 21.7% for the three months ended September 30, 2021 and 22.7% for the same period in 2020. The decrease in the effective rate from the three months ended September 30, 2020 was primarily attributable to a $2.1 million increase in tax benefit from energy efficient home credits (see Note 10 to our financial statements for more information).
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Northern Region. During the nine months ended September 30, 2021, homebuilding revenue in our Northern region increased $261.1 million, from $890.2 million in the nine months ended September 30, 2020 to $1.15 billion in the nine months ended September 30, 2021. This 29% increase in homebuilding revenue was the result of a 20% increase in the number of homes delivered (448 units), a 7% increase in the average sales price of homes delivered ($30,000 per home delivered) and a $1.8 million increase in land sale revenue. Operating income in our Northern region increased $68.5 million, from $91.5 million during the nine months ended September 30, 2020 to $160.0 million during the nine months ended September 30, 2021. The increase in operating income was primarily the result of a $79.4 million increase in our gross margin, offset, in part, by a $10.9 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $78.4 million, primarily due to the increase in the average sale price of homes delivered and the 20% increase in the number of homes delivered. Our housing gross margin percentage improved 260 basis points from 18.8% in the nine months ended September 30, 2020 to 21.4% for the same period in 2021, primarily due to strong demand compared to the prior year. Our land sale gross margin increased by $1.0 million in the nine months ended September 30, 2021 compared to the same period in 2020.

Selling, general and administrative expense increased $10.9 million, from $75.8 million for the nine months ended September 30, 2020 to $86.7 million for the nine months ended September 30, 2021, but declined as a percentage of revenue to 7.5% in the first nine months of 2021 compared to 8.5% in the same period in 2020. The increase in selling, general and administrative expense was attributable, in part, to an $8.6 million increase in selling expense due to (1) an $8.1 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, and (2) a $0.5 million increase in non-variable selling expenses primarily related to costs associated with our additional sales offices and models as a result of increased headcount. The increase in selling, general and administrative expense was also attributable to a $2.3 million increase in general and administrative expense, which was primarily related to an increase in compensation-related expenses due to our increased headcount and our strong financial performance during the period.
During the nine months ended September 30, 2021, we experienced an increase in new contracts in our Northern region, from 2,951 in the nine months ended September 30, 2020 to 2,962 in the first nine months of 2021, and a 12% increase in homes in backlog from 1,904 homes at September 30, 2020 to 2,139 homes at September 30, 2021. The increases in new contracts and homes in backlog were due to strong demand compared to prior year. Average sales price in backlog increased to $475,000 at September 30, 2021 compared to $427,000 at September 30, 2020, which was primarily due to strong demand compared to prior year. During the nine months ended September 30, 2021, we opened 32 new communities in our Northern region compared to 21 during the same period in 2020. Our monthly absorption rate in our Northern region improved to 3.9 per community in the nine months ended September 30, 2021 from 3.5 per community in the same period in 2020.
Southern Region. During the nine months ended September 30, 2021, homebuilding revenue in our Southern region increased $275.7 million from $1.19 billion in the nine months ended September 30, 2020 to $1.46 billion in the nine months ended September 30, 2021. This 23% increase in homebuilding revenue was the result of a 12% increase in the number of homes delivered (407 units) and a 10% increase in the average sales price of homes delivered ($36,000 per home delivered), offset partially by a $2.3 million decrease in land sale revenue. Operating income in our Southern region increased $89.2 million from $129.0 million in the nine months ended September 30, 2020 to $218.2 million during the nine months ended September 30, 2021. This increase in operating income was the result of a $100.7 million improvement in our gross margin offset, in part, by an $11.5 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $99.4 million, due primarily to the increase in average sale price of homes delivered and the increase in the number of homes delivered noted above. Our housing gross margin percentage improved 300 basis points from 20.2% in the nine months ended September 30, 2020 to 23.2% in the same period in 2021, largely due to strong demand compared to prior year. Our land sale gross margin improved $1.3 million in the nine months ended September 30, 2021 compared to the same period in 2020.
Selling, general and administrative expense increased $11.5 million from $109.8 million in the nine months ended September 30, 2020 to $121.3 million in the nine months ended September 30, 2021 but declined as a percentage of revenue to 8.3% from 9.2% for the nine months ended September 30, 2020. The increase in selling, general and administrative expense was attributable to a $6.7 million increase in selling expense due to a $8.4 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, offset partially by a $1.7 million decrease in non-variable selling expenses primarily related to the timing of sales office and model openings and a reduction in marketing costs. The increase in selling, general and administrative expense was also attributable to a $4.8 million increase in general and administrative expense, which was primarily related to a $1.3 million increase in compensation-related expenses due to our increased headcount and our strong financial performance and a $3.5 million increase in land-related expenses.

During the nine months ended September 30, 2021, we experienced a 1% increase in new contracts in our Southern region, from 4,348 in the nine months ended September 30, 2020 to 4,378 in the first nine months of 2021, and a 26% increase in backlog from 2,599 homes at September 30, 2020 to 3,268 homes at September 30, 2021. The increases in new contracts and backlog were primarily due to strong demand compared to prior year. Average sales price in backlog also increased from $387,000 at September 30, 2020 to $468,000 at September 30, 2021 due to strong demand. During the nine months ended September 30, 2021, we opened 31 communities in our Southern region, compared to 30 during the nine months ended September 30, 2020. Our monthly absorption rate in our Southern region improved to 4.9 per community in the nine months ended September 30, 2021 from 3.9 per community in the nine months ended September 30, 2020.
Financial Services. Revenue from our mortgage and title operations increased $17.6 million (29%) from $61.5 million in the nine months ended September 30, 2020 to $79.1 million in the nine months ended September 30, 2021 due to a 17% increase in the number of loan originations from 4,142 in the nine months ended September 30, 2020 to 4,833 in the nine months ended September 30, 2021 and an increase in the average loan amount from $311,000 in the nine months ended September 30, 2020 to $337,000 in the nine months ended September 30, 2021. We also experienced higher margins on loans sold during the period compared to 2020's first nine months.
We experienced a $12.7 million increase in operating income in the nine months ended September 30, 2021 compared to the same period in 2020, which was primarily due to the increase in revenue discussed above, offset partially by a $4.9 million increase in selling, general and administrative expense compared to the nine months ended September 30, 2020. The increase in selling, general and administrative expense was primarily attributable to a $3.2 million increase in compensation-related expenses due to an increase in employee headcount and an increase in incentive compensation due to improved results, a $0.4 million increase in professional fees, and a $1.3 million increase in other miscellaneous expenses.
At September 30, 2021, M/I Financial provided financing services in all of our markets. Approximately 84% of our homes delivered during the nine months ended September 30, 2021 were financed through M/I Financial, the same as in the nine months ended September 30, 2020. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.

Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $8.5 million from $41.9 million for the nine months ended September 30, 2020 to $50.4 million for the nine months ended September 30, 2021. The increase was primarily due to a $6.3 million increase in compensation-related expenses due to our increased headcount and our strong financial results during the period, a $1.1 million increase in computer costs, a $0.6 million increase in advertising costs and a $0.5 million increase in other miscellanous expenses.
Equity in Income from Joint Venture Arrangements. The Company earned $0.1 million and $0.3 million of equity in income from its LLCs during the nine months ended September 30, 2021 and 2020, respectively.
Interest Expense - Net. Interest expense for the Company decreased $6.9 million from $8.5 million in the nine months ended September 30, 2020 to $1.6 million in the nine months ended September 30, 2021. This decrease was primarily the result of a decrease in average borrowings under our Credit Facility (as defined below) during the first nine months of 2021 compared to prior year in addition to higher interest capitalization due to the high level of inventory we have under development compared to the prior year. Our weighted average borrowings decreased from $783.3 million in the nine months ended September 30, 2020 to $712.9 million in the nine months ended September 30, 2021, but our weighted average borrowing rate increased from 5.51% in 2020's first nine months to 5.63% in 2021's first nine months as a result of a change in the mix of borrowings in the current year compared to prior year.
Loss on Early Extinguishment of Debt. We recognized a loss on early extinguishment of debt of $9.1 million during the nine months ended September 30, 2021 as a result of the write-off of unamortized debt issuance costs and a prepayment premium associated with the redemption of our 2025 Senior Notes.
Income Taxes. Our overall effective tax rate was 22.9% for the nine months ended September 30, 2021 and 23.2% for the nine months ended September 30, 2020.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At September 30, 2021, we had $221.2 million of cash, cash equivalents and restricted cash, with $220.9 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $39.8 million decrease in unrestricted cash and cash equivalents from December 31, 2020. Our principal uses of cash for the nine months ended September 30, 2021 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, and debt service requirements, including the redemption of our 2025 Senior Notes and the repayment of amounts outstanding under our credit facilities, and the repurchase of $15.5 million of our outstanding common shares under our 2021 Share Repurchase Program (as defined below) during the third quarter of 2021 . In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans and the sale of mortgage servicing rights, as well as excess cash balances, proceeds from the issuance of our 2030 Senior Notes (as described below), borrowings under our credit facilities, and other sources of liquidity.
The Company is a party to three primary credit agreements: (1) a $550 million unsecured revolving credit facility, dated July 18, 2013, as amended most recently on June 10, 2021 (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries; (2) a $175 million secured mortgage warehousing agreement, dated June 24, 2016, as amended most recently on May 28, 2021, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $90 million mortgage repurchase agreement, dated October 30, 2017, as amended most recently on October 25, 2021, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”).

In August 2021, we issued $300.0 million aggregate principal amount of our 2030 Senior Notes at par, for net proceeds of approximately $296.0 million. We used $257.9 million of the net proceeds to redeem all $250.0 million aggregate principal amount of our outstanding 2025 Senior Notes at a redemption price of 102.813% of the principal amount, plus accrued and unpaid interest thereon.

As of September 30, 2021, there were no borrowings outstanding and $94.4 million of letters of credit outstanding under our $550 million Credit Facility, leaving $455.6 million available. We expect to continue managing our balance sheet and liquidity carefully by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated capital requirements from cash receipts, excess cash balances and availability under our Credit Facility.
During the nine months ended September 30, 2021, we delivered 6,322 homes, started 7,393 homes, and spent $473.8 million on land purchases and $281.2 million on land development. We are selectively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of September 30, 2021, we had a total of 20,331 lots under contract, with an aggregate purchase price of approximately $866.7 million, to be acquired during the remainder of 2021 through 2028.
Operating Cash Flow Activities. During the nine-month period ended September 30, 2021, we used $34.3 million of cash from operating activities, compared to generating $197.2 million of cash in operating activities during the nine months ended September 30, 2020. The cash used from operating activities in the first nine months of 2021 was primarily a result of a $412.2 million increase in inventory and a decrease in accrued compensation and other liabilities of $9.6 million offset, in part, by net income of $283.5 million, $16.5 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable and customer deposits totaling $84.3 million. The $197.2 million of cash generated in operating activities in 2020's first nine months was primarily a result of net income of $159.8 million, $14.3 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable, other liabilities and customer deposits totaling $92.9 million, offset, in part, by a $62.5 million increase in inventory, and an increase in other assets of $18.5 million.

Investing Cash Flow Activities. During the nine months ended September 30, 2021, we used $31.9 million of cash from investing activities, compared to using $31.3 million of cash in investing activities during the nine months ended September 30, 2020. The cash used was primarily a result of a $34.7 million increase in our investment in joint venture arrangements, partially offset by $4.3 million of proceeds from the sale of a portion of our mortgage servicing rights in the nine months ended September 30, 2021. Our cash used during the first nine months of 2020 was primarily due to an increase in our investment in joint venture arrangements as well as an increase in purchases of property and equipment during the period.

Financing Cash Flow Activities. During the nine months ended September 30, 2021, we generated $26.6 million of cash from financing activities, compared to generating $30.5 million of cash during the nine months ended September 30, 2020. The cash generated from financing activities in 2021 was primarily due to the issuance of $300.0 million of our 2030 Senior Notes, net of debt issuance costs, for $296.0 million, offset partially by the redemption of all $250.0 million of our then outstanding 2025 Senior Notes, and the repurchase of $15.5 million of our outstanding common shares during the nine months ended September 30, 2021. The cash generated from financing activities in 2020 was primarily due to the issuance of $400.0 million aggregate principal amount of our 4.95% Senior Notes due 2028 (the “2028 Senior Notes”), net of debt issuance costs, for $393.8 million, offset partially by the redemption of all $300.0 million of our then outstanding 6.75% Senior Notes due 2021, and repayments of $66.0 million (net of proceeds from borrowings) under our Credit Facility during the first nine months of 2020.

On July 28, 2021, the Company announced that its Board of Directors authorized a share repurchase program (the “2021 Repurchase Program”) pursuant to which the Company may purchase up to $100 million of its outstanding common shares. During the third quarter of 2021, the Company repurchased 0.2 million outstanding common shares with an aggregate purchase price of $15.5 million which was funded with cash on hand. As of September 30, 2021, the Company is authorized to repurchase an additional $84.5 million of outstanding common shares under the 2021 Share Repurchase Program (see Note 12 to our financial statements for more information). Based on current market conditions, expected capital needs and availability, and the current market price of the Company’s common shares, we expect to continue repurchasing shares during the fourth quarter of 2021. The timing and amount of any purchases under the 2021 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements. The 2021 Repurchase Program replaced and superseded the share repurchase program authorized by the Board of Directors in 2018 which authorized the repurchase of $50 million of the Company’s common shares (the “2018 Share Repurchase Program”).

At September 30, 2021 and December 31, 2020, our ratio of homebuilding debt to capital was 31% and 34%, respectively, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes, our 2028 Senior Notes, our 2025 Senior Notes, and Notes Payable- Other) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of September 30, 2021:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$455,577
Notes payable – financial services (b)	(b)	$211,281	$2,189
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $1.13 billion of availability for additional senior debt at September 30, 2021. As a result, the full $550 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $94.4 million of letters of credit outstanding at September 30, 2021, leaving $455.6 million available. The Credit Facility has an expiration date of July 18, 2025.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of M/I Financial’s warehousing agreements, which was $300 million as of September 30, 2021. The MIF Mortgage Warehousing Agreement has an expiration date of May 27, 2022. Subsequent to the quarter ended September 30, 2021, M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility which extended its term for an additional year to October 24, 2022.
Notes Payable - Homebuilding.

Homebuilding Credit Facility. The Credit Facility provides for an aggregate commitment amount of $550 million and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $700 million, subject to obtaining additional commitments from lenders. The Credit Facility matures on July 18, 2025. Interest on amounts borrowed under the Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of the one-month LIBOR (subject to a floor of 0.25%) plus a margin of 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio). The Credit Facility includes a provision for the replacement of LIBOR under certain circumstances where one-month LIBOR is no longer available.

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $150 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $1.03 billion (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).

The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in the Credit Facility), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries. The guarantors for the Credit Facility are the same subsidiaries that guarantee our 2030 Senior Notes and our 2028 Senior Notes.

As of September 30, 2021, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of September 30, 2021:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$1,034.8	$1,468.8
Leverage Ratio	≤	0.60	0.27
Interest Coverage Ratio	≥	1.5 to 1.0	16.0 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$440.6	$0.5
Unsold Housing Units and Model Homes	≤	3,012	649

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $175 million, which increased to $210 million from September 25, 2021 to October 15, 2021 and increases to $235 million from November 15, 2021 to February 4, 2022, which are periods of expected increases in the volume of mortgage originations. The MIF Mortgage Warehousing Agreement expires on May 27, 2022. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month LIBOR rate (subject to a floor of 0.5%) plus a spread of 190 basis points. The MIF Mortgage Warehousing Agreement includes a provision for the replacement of LIBOR under certain circumstances where one-month LIBOR is no longer available.
The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans originated by M/I Financial that are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement.
As of September 30, 2021, there was $141.5 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of September 30, 2021:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	7.8 to 1.0
Liquidity	≥	$7.00	$23.8
Adjusted Net Income	>	$0.0	$39.6
Tangible Net Worth	≥	$15.0	$30.3
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The MIF Mortgage Repurchase Facility provides for a maximum borrowing availability of $90 million. The MIF Mortgage Repurchase Facility was scheduled to expire on October 25, 2021. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the one-month LIBOR rate (subject to a floor) plus a spread of 175 or 200 basis points depending on the loan type. The MIF Mortgage Repurchase Facility includes a provision for the replacement of LIBOR under certain circumstances where one-month LIBOR is no longer available.
Subsequent to the quarter ended September 30, 2021, M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility with an effective date of October 25, 2021. The amendment, among other things, extends the term of the MIF Mortgage Repurchase Facility for an additional year to October 24, 2022, reduces the floor on one-month LIBOR from 1.0% to 0.75% (or 0.625% based on the type of loan), increases the required minimum level of Minimum Tangible Net Worth from $12.5 million to $15.0 million, increases the required minimum level of liquidity from $6.25 million to $7.0 million and updated the provision for LIBOR replacement.
The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the MIF Mortgage Repurchase Facility. As of September 30, 2021, there was

$69.8 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants under the MIF Mortgage Repurchase Facility as of September 30, 2021.

Senior Notes.

3.95% Senior Notes. On August 23, 2021, the Company issued $300.0 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of September 30, 2021, the Company was in compliance with all terms, conditions, and covenants under the indenture.

We used a portion of the net proceeds from the issuance of the 2030 Senior Notes to redeem all of our outstanding 2025 Senior Notes at a redemption price of 102.813% of the principal amount, plus accrued and unpaid interest thereon, on August 24, 2021. In connection with the early redemption of our 2025 Senior Notes, we incurred a $9.1 million loss on early extinguishment of debt, consisting of a prepayment premium of $7.1 million and the write-off of unamortized debt issuance costs of $2.0 million. See Note 8 to our Consolidated Financial Statements for more information regarding the 2030 Senior Notes.

4.95% Senior Notes. On January 22, 2020, the Company issued $400.0 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of September 30, 2021, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 8 to our financial statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.
Supplemental Financial Information.
As of September 30, 2021, M/I Homes, Inc. had $300.0 million aggregate principal amount of its 2030 Senior Notes and $400.0 million aggregate principal amount of its 2028 Senior Notes outstanding.
The 2030 Senior Notes and the 2028 Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of M/I Homes, Inc.’s subsidiaries (the “Subsidiary Guarantors”) with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by M/I Homes, Inc. or another subsidiary, and other subsidiaries designated as Unrestricted Subsidiaries (as defined in the indentures governing the 2030 Senior Notes and the 2028 Senior Notes), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indentures governing the 2030 Senior Notes and the 2028 Senior Notes (the “Non-Guarantor Subsidiaries”). The Subsidiary Guarantors of the 2030 Senior Notes, the 2028 Senior Notes and the Credit Facility are the same.

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

The guarantees are “full and unconditional,” as those terms are used in Regulation S-X, Rule 3-10(b)(3), except that the indentures governing the 2030 Senior Notes and the 2028 Senior Notes provide that a Subsidiary Guarantor’s guarantee will be released if: (1) all of the assets of such Subsidiary Guarantor have been sold or otherwise disposed of in a transaction in compliance with the terms of the applicable indenture; (2) all of the Equity Interests (as defined in the applicable indenture) held by M/I Homes, Inc. and the Restricted Subsidiaries (as defined in the applicable Indenture) of such Subsidiary Guarantor have been sold or otherwise disposed of to any person other than M/I Homes, Inc. or a Restricted Subsidiary in a transaction in compliance with the terms of the applicable indenture; (3) the Subsidiary Guarantor is designated an Unrestricted Subsidiary (or otherwise ceases to be a Restricted Subsidiary (including by way of liquidation or merger)) in compliance with the terms of the applicable indenture; (4) M/I Homes, Inc. exercises its legal defeasance option or covenant defeasance option under the applicable indenture; or (5) all obligations under the applicable indenture are discharged in accordance with the terms of the applicable indenture.
The enforceability of the obligations of the Subsidiary Guarantors under their guarantees may be subject to review under applicable federal or state laws relating to fraudulent conveyance or transfer, voidable preference and similar laws affecting the rights of creditors generally. In certain circumstances, a court could void the guarantees, subordinate amounts owing under the guarantees or order other relief detrimental to the holders of the 2030 Senior Notes and the 2028 Senior Notes.

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

Summarized Balance Sheet Data

(In thousands)	As of September 30, 2021	As of December 31, 2020
Assets:
Cash	$194,339	$223,284
Investment in joint venture arrangements	$42,314	$33,764
Amounts due from Non-Guarantor Subsidiaries	$205	$2,073
Total assets	$2,768,069	$2,343,936

Liabilities and Shareholders’ Equity
Total liabilities	$1,269,883	$1,133,884
Shareholders’ equity	$1,498,186	$1,210,052

Summarized Statement of Income Data

Nine Months Ended
(In thousands)	September 30, 2021
Revenues	$2,615,057
Land and housing costs	$2,028,822
Selling, general and administrative expense	$257,280
Income before income taxes	$321,106
Net income	$246,800

Weighted Average Borrowings. For the three months ended September 30, 2021 and 2020, our weighted average borrowings outstanding were $728.2 million and $736.3 million, respectively, with a weighted average interest rate of 5.41% and 5.57%, respectively. The decrease in our weighted average borrowings related to decreased borrowings under our two M/I Financial Credit Facilities during the third quarter of 2021 compared to the same period in 2020.

At both September 30, 2021 and December 31, 2020, we had no borrowings outstanding under the Credit Facility. Based on our currently anticipated spending on home construction, overhead expenses, land acquisition and development during the remainder of 2021, offset by our cash balances and expected cash receipts from home deliveries, the likelihood of borrowing under the Credit Facility during the remainder of 2021 is low and, to the extent that we do borrow under the Credit Facility during the remainder of the year, we do not expect the peak amount outstanding to exceed $50 million. The actual amount borrowed during the remainder of 2021 and the related timing will be subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2021 Share Repurchase Program and any other extraordinary events or transactions.  The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $94.4 million of letters of credit issued and outstanding under the Credit Facility at September 30, 2021. During the nine months ended September 30, 2021, the average daily amount of letters of credit outstanding under the Credit Facility was $74.7 million and the maximum amount of letters of credit outstanding under the Credit Facility was $94.5 million.

At September 30, 2021, M/I Financial had $141.5 million outstanding under the MIF Mortgage Warehousing Agreement.  During the nine months ended September 30, 2021, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $8.5 million and the maximum amount outstanding was $168.1 million, which occurred during January 2021, while the temporary increase provision was in effect and the maximum borrowing availability was $185.0 million.
At September 30, 2021, M/I Financial had $69.8 million outstanding under the MIF Mortgage Repurchase Facility.  During the nine months ended September 30, 2021, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $43.6 million and the maximum amount outstanding was $78.6 million, which occurred during April 2021.
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
CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2021 have not changed materially from those reported in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K, except that:
•In May 2021, we entered into the Fifth Amendment to the MIF Warehousing Agreement;
•In June 2021, we entered into the Fourth Amendment to the Credit Facility;
•In August 2021, we issued $300 million in aggregate principal amount of 2030 Senior Notes, and used a portion of the proceeds to redeem all of our then outstanding 2025 Senior Notes; and
•In October 2021, we entered into the Fourth Amendment to the MIF Mortgage Repurchase Facility.

Included in the table below is a summary of future cash requirements under the Company’s contractual obligations with regard to our long-term debt and interest commitments as of September 30, 2021:

	Payments due by period
		October 1, 2021 through December 31, 2023	January 1, 2024 through December 31, 2025
(In thousands)	Total			Thereafter
Notes payable bank – homebuilding operations (a)	$—	$—	$—	$—
Notes payable bank – financial services (b)	211,351	211,351	—	—
Senior notes (including interest)	929,162	63,037	63,300	802,825
Total	$1,140,513	$274,388	$63,300	$802,825
(a)At September 30, 2021, there were no borrowings outstanding under the Credit Facility.
(b)Borrowings under the MIF Mortgage Warehousing Agreement are at the one-month LIBOR rate (subject to a floor of 0.5%) plus a spread of 190 basis points.  Borrowings under the MIF Mortgage Repurchase Facility are at the one-month LIBOR rate (subject to a floor) plus a spread of 175 or 200 basis points, depending on the loan type. Total borrowings outstanding under both agreements at September 30, 2021 had a weighted average interest rate of 2.5%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.
See Note 8 of our Unaudited Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” section above for further information.

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
Land Option Agreements.  In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with Accounting Standards Codification 810-10 Consolidation (“ASC 810”), we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIE”) and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2021 and December 31, 2020, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing under land option or purchase agreements.
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
At September 30, 2021, “Consolidated Inventory Not Owned” was $4.4 million. At September 30, 2021, the corresponding liability of $4.4 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of September 30, 2021 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $71.8 million, including cash deposits of $48.6 million, prepaid acquisition costs of $9.2 million, letters of credit of $12.6 million and $1.4 million of other non-cash deposits.
Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of September 30, 2021, the Company had outstanding $363.6 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through November 2027.  Included in this total are: (1) $263.6 million of performance and maintenance bonds and $81.4 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $13.0 million of financial letters of credit; and (3) $5.6 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permitted borrowings of up to $850 million as of September 30, 2021, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2021	2020
Whole loan contracts and related committed IRLCs	$5,294	$2,354
Uncommitted IRLCs	273,470	208,500
FMBSs related to uncommitted IRLCs	258,000	183,000
Whole loan contracts and related mortgage loans held for sale	6,813	78,142
FMBSs related to mortgage loans held for sale	192,000	131,000
Mortgage loans held for sale covered by FMBSs	192,672	148,331

The table below shows the measurement of assets and liabilities at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2021	2020
Mortgage loans held for sale	$215,857	$234,293
Forward sales of mortgage-backed securities	3,253	(1,640)
Interest rate lock commitments	745	1,664
Whole loan contracts	(30)	(422)
Total	$219,825	$233,895

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2021	2020	2021	2020
Mortgage loans held for sale	$(1,704)	$(1,338)	$(1,962)	$(911)
Forward sales of mortgage-backed securities	3,877	1,670	4,893	507
Interest rate lock commitments	(1,440)	(853)	(940)	704
Whole loan contracts	49	(20)	413	(68)
Total gain (loss) recognized	$782	$(541)	$2,404	$232

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of September 30, 2021. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at September 30, 2021. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total	9/30/2021
ASSETS:
Mortgage loans held for sale:
Fixed rate	$221,424	—	—	—	—	—	$221,424	$215,857
Weighted average interest rate	2.80%	—	—	—	—	—	2.80%

LIABILITIES:
Long-term debt — fixed rate	$708	$44	—	—	—	$700,000	$700,752	$719,739
Weighted average interest rate	5.63%	5.63%	—	—	—	4.52%	4.52%
Short-term debt — variable rate	$211,281	—	—	—	—	—	$211,281	$211,281
Weighted average interest rate	2.52%	—	—	—	—	—	2.52%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities - None.

(b) Use of Proceeds - Not Applicable.

(c) Purchases of Equity Securities

Common shares purchased during the three months ended September 30, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

July 1, 2021 - July 31, 2021	—	—	—	$100,000,000
August 1, 2021 - August 31, 2021	100,000	$63.71	100,000	$93,629,190
September 1, 2021 - September 30, 2021	142,500	$64.02	142,500	$84,505,757

Quarter ended September 30, 2021	242,500	$63.89	242,500	$84,505,757
(1) On July 28, 2021, the Company announced that its Board of Directors authorized the 2021 Share Repurchase Program pursuant to which the Company may purchase up to $100 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The 2021 Share Repurchase Program does not have an expiration date and may be modified, suspended or discontinued at any time. The 2021 Share Repurchase Program replaced and superseded the 2018 Share Repurchase Program. See Note 12 to our Condensed Consolidated Financial Statements for additional information.

See Note 8 to our Condensed Consolidated Financial Statements above for more information regarding the limit imposed by the indenture governing our 2028 Senior Notes on our ability to pay dividends on, and repurchase, our common shares and any preferred shares of the Company then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture.

The timing, amount and other terms and conditions of any future repurchases under the 2021 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements. See

Note 12 to the Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” section above for more information regarding the 2021 Share Repurchase Program.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

4.1
Indenture, dated as of August 23, 2021, by and among M/I Homes, Inc., the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 3.95% Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 23, 2021).

4.2	Form of 3.95% Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 23, 2021).

4.3
Registration Rights Agreement, dated as of August 23, 2021, by and among M/I Homes, Inc., the guarantors named therein and the initial purchasers named therein (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 23, 2021).

10.1	Fourth Amendment to Second Amended and Restated Master Repurchase Agreement as of October 25, 2021 by and between M/I Financial LLC and Sterling National Bank (Filed herewith).
10.2	Form of Restricted Share Unit Award Agreement for Directors under the M/I Homes, Inc. 2018 Long-Term Incentive Plan (Filed herewith).

22	List of Subsidiary Guarantors (incorporated herein by reference to Exhibit 22 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2021).

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	October 29, 2021	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 29, 2021	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)