Form 10-K
period 2021-12-31
M/I HOMES, INC.
filed 2022-02-17
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares (its only class of common equity) held by non-affiliates (28,703,915 shares) was approximately $1.7 billion.  The number of common shares of the registrant outstanding as of February 16, 2022 was 28,459,630.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Item 1. BUSINESS
General
M/I Homes, Inc. and subsidiaries is one of the nation’s leading builders of single-family homes. The Company commenced homebuilding activities in 1976. Since that time, the Company has sold over 136,700 homes. Unless this Form 10-K otherwise indicates or the context otherwise requires, the terms the “Company,” “we,” “us” and “our” refer to M/I Homes, Inc. and its subsidiaries.
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
Our homebuilding operations comprise the most significant portion of our business, representing 97% of consolidated revenue in both 2021 and 2020. We design, market, construct and sell single-family homes and attached townhomes to first-time, move-up, empty-nester, and luxury buyers. In addition to home sales, our homebuilding operations generate revenue from the sale of land and lots. We use the term “home” to refer to a single-family residence, whether it is a single-family home or attached home. We use the term “community” to refer to a single development in which we construct homes, or, at times, “multiple communities” can exist in a single development where we offer multiple product types. We primarily construct homes in planned development communities and mixed-use communities. We are currently offering homes for sale in 175 communities within 16 markets located in eleven states. Our average sales price of homes delivered during 2021 was $420,000, and the average sales price of our homes in backlog at December 31, 2021 was $490,000. We offer homes ranging from a base sales price of approximately $210,000 to $788,000 and believe that this range of price points allows us to appeal to and attract a wide range of buyers. We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality, providing superior customer service and offering mortgage and title services to fully serve our customers. In our experience, our product offerings and customer service make the homebuying process more efficient for our customers.
Our financial services operations generate revenue primarily from originating and selling mortgages and collecting fees for title insurance and closing services. We offer mortgage banking services to our homebuyers through our 100%-owned subsidiary, M/I Financial, LLC (“M/I Financial”). We offer title services through subsidiaries that are 100%-owned by the Company. Our financial services operations accounted for 3% of our consolidated revenues in both 2021 and 2020. See the “Financial Services” section below for additional information regarding our financial services operations.
Our principal executive offices are located at 4131 Worth Avenue, Suite 500, Columbus, Ohio 43219. The telephone number of our corporate headquarters is (614) 418-8000 and our website address is www.mihomes.com. Information on our website is not a part of and shall not be deemed incorporated by reference in this Form 10-K.

Markets
For reporting purposes, our 16 homebuilding divisions are aggregated into the following two segments:

Region	Market/Division	Year Operations Commenced
Northern	Columbus, Ohio	1976
Northern	Cincinnati, Ohio	1988
Northern	Indianapolis, Indiana	1988
Northern	Chicago, Illinois	2007
Northern	Minneapolis/St. Paul, Minnesota	2015
Northern	Detroit, Michigan	2018
Southern	Tampa, Florida	1981
Southern	Orlando, Florida	1984
Southern	Sarasota, Florida	2016
Southern	Charlotte, North Carolina	1985
Southern	Raleigh, North Carolina	1986
Southern	Houston, Texas	2010
Southern	San Antonio, Texas	2011
Southern	Austin, Texas	2012
Southern	Dallas/Fort Worth, Texas	2013
Southern	Nashville, Tennessee	2021

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
Industry Overview and Current Market Conditions
We believe that new home sales will continue to benefit from a continued undersupply of available homes, historically low mortgage rates, improving employment levels and positive consumer demographics, which are leading to a growing number of younger homebuyers moving to single family homes in suburban locations. However, we also expect that overall economic and homebuilding conditions in the United States in 2022 will continue to be negatively impacted by labor and supply shortages, inflation, and increasing costs of materials and labor. We remain sensitive to changes in market conditions, and continue to focus on controlling overhead leverage and carefully managing our investment in land and land development spending. We are also closely monitoring mortgage availability and lending standards. While interest rates remain low by historical standards, mortgage rates are generally expected to increase during 2022, which could negatively impact affordability and mortgage availability.

Business Strategy
We remain focused on increasing our profitability by generating additional revenue, continuing to expand our market share, shifting our product mix to include more affordable designs, and investing in attractive land opportunities to increase our number of active communities. Consistent with our focus on improving long-term financial results, we expect to continue to emphasize the following strategic business objectives in 2022:
•managing our land spend and inventory levels;
•opening new communities on schedule wherever possible;
•maintaining a strong balance sheet and liquidity levels;
•expanding the availability of our more affordable Smart Series homes; and
•emphasizing customer service, product quality and design, and premier locations.

Future economic and homebuilding industry conditions and the demand for homes are subject to continued uncertainty due to numerous factors, including the impacts of inflation, increasing labor and supply costs, and supply chain disruptions and labor shortages, and the ongoing impact of the pandemic. These factors are highly uncertain and outside our control. As a result, we can provide no assurance that the positive trends reflected in our financial and operating metrics in 2020 and 2021 will continue in 2022.

Sales and Marketing
During 2021, we continued to focus our marketing efforts on first-time and move-up homebuyers, including home designs targeted to first-time, millennial and empty-nester homebuyers. We market and sell our homes primarily under the M/I Homes brand. Our marketing efforts are directed at driving interest in and preference for the M/I Homes brand over other homebuilders or the resale market.
We provide our homebuyers with the following products, programs and services which we believe differentiate our brand: (1) homes with high quality construction located in attractive areas and desirable communities that are supported by our transferable structural warranty, which is a 10-year warranty in all of our markets; (2) our Whole Home Building Standards which are designed to deliver features and benefits that satisfy the buyer’s expectation for a better-built home, including a more eco-friendly and energy efficient home that we believe will generally save our customers up to 30% on their energy costs compared to a home that is built to minimum code requirements; (3) our Design Studios and Design Consultants that assist our homebuyers in selecting product and design options; (4) fully furnished model homes and highly-trained sales consultants to build the buyer’s confidence and enhance the quality of the homebuying experience; (5) our mortgage financing programs that we offer through M/I Financial, including competitive fixed-rate and adjustable-rate loans; (6) our Ready Now Homes program which offers homebuyers the opportunity to close on certain new homes in 60 days or less; and (7) our unwavering focus on customer care and customer satisfaction.
By offering Whole Home Energy-Efficient Homes to our customers, we enable our homebuyers to save on their energy costs (the second largest cost of home ownership) compared to a home that is built to minimum code requirements. We use independent RESNET-Certified Raters and the HERS (Home Energy Rating System) Index, the national standard for energy efficiency, to measure the performance of our homes, including insulation, ventilation, air tightness, and the heating and cooling system. Our divisions’ average scores are generally lower (and, therefore, better) than the Environmental Protection Agency’s Energy Star target standard of 72-75 or the average score for a resale home (130 or higher). These lower HERS scores translate to not only reduced heating/cooling costs for our homebuyers, but also a reduction in energy intensity when compared to an average resale home, and therefore a lower environmental impact.

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
Our company-employed sales consultants are trained and prepared to meet the buyer’s expectations and build the buyer’s confidence by fully explaining the features and benefits of our homes, helping each buyer determine which home best suits the buyer’s needs, explaining the construction process, and assisting the buyer in choosing the best financing option. We give significant attention to the ongoing training of all sales personnel to assure a high level of professionalism and product knowledge. As of December 31, 2021, we employed 248 home sales consultants.
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
We also build inventory homes in most of our communities to offer homebuyers the opportunity to close on certain new homes in 60 days or less. These homes enhance our marketing and sales efforts to prospective homebuyers who require a home delivery within a short time frame and allow us to compete effectively with existing homes available in the market. We determine our inventory homes strategy in each market based on local market factors, such as job growth, the number of job relocations, housing demand and supply, seasonality and our past experience in the market. We maintain a level of inventory homes in each community based on our current and planned sales pace and construction capacity, and we monitor and adjust inventory homes on an ongoing basis as conditions warrant.
We seek to keep our homebuyers actively involved in the construction of their new home, providing them with continued communication throughout the design and construction process. We achieve this with “MyMIHome”, a web and app experience, that delivers notification of key milestones, photos of the construction progress, checklists for customers to complete, easy access to purchase contracts and other related documents, and more. Our goal is to put the buyer first and enhance the total homebuying experience. We believe prompt and courteous responses to homebuyers’ needs throughout the homebuying process reduce post-delivery repair costs, enhance our reputation for quality and service, and encourage repeat and referral business from homebuyers and the real estate community.
Finally, we believe our ultimate differentiator comes from the principles our company was founded upon: integrity and delivering superior customer service and a quality product. Our customer satisfaction scores are measured by an independent third-party company at both 30 days and 6 months after delivery to hold us accountable for building a home of the highest quality.
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
In response to the changing needs of consumers as a result of the COVID-19 pandemic, we have made several adjustments to our sales and marketing strategy. First, we encourage consumers to shop for a new home from the comfort of their existing home by mailing a free VR Headset to them upon request. Each of our home plans are professionally scanned in 3D, creating an immersive Virtual Tour experience. Second, we offer Virtual Appointments. This enables our New Home Sales Consultants to provide a live home tour while engaging in personalized selling conversation. Finally, we offered our flexABILITY program across many of our existing home plans which allows our customers to take existing space in the home and create the room they most need: a home office, classroom, multigenerational suite, or home gym.

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
We offer homes ranging from a base sales price of approximately $210,000 to $788,000 and from approximately 1,000 to 5,500 square feet. In addition to single-family detached homes, we also offer attached townhomes in several of our markets. We believe that offering a wide range of homes enables us to attract first-time, millennial, move-up, empty-nester and luxury homebuyers. It is our goal to sell more than one home to our buyers, and we believe we have had success in this strategy.
We devote significant resources to the research, design and development of our homes to meet the demands of our buyers and evolving market requirements. We regularly review our plans offered per division to ensure that these home designs are still relevant and appropriate for that particular market. Across all of our divisions, we currently offer over 450 different floor plans designed to reflect current lifestyles and design trends.
The COVID-19 pandemic has had a significant impact on the housing industry. With a growing at-home workforce, we have had to find ways to accommodate new lifestyle needs. In particular, home offices are in high demand with features such as high ceilings, larger floor area and natural light and special attention to their “Zoom” backgrounds.
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
Our “Smart Series” is now offered in all of our divisions, and it represented approximately 39% of our total sales for the year ended December 31, 2021. Our “Smart Series” is market specific and intended to offer buyers excellent value, great locations, and pre-selected packages of upgraded finishes and appliances. The “Smart Series” targets entry-level and move-down buyers and focuses significant attention on affordability, livability and offering some design flexibility to our customers. This series has become an important and successful part of our overall product lineup. We continue to increase our multi-family Smart Series offerings in several of our divisions. These Smart Series townhome programs are thoughtfully designed and are intended to be more affordable and take advantage of higher density opportunities either as stand-alone communities or planned as part of our conventional Smart Series single-family neighborhoods.
Our “City Collection” floor plans offer a unique and upscale urban lifestyle by utilizing narrow lots, detached rear garages and thoughtfully designed interiors. Our City Collection enables us to participate in new infill development opportunities that extend beyond our traditional suburban markets.
We design all of our product lines to reduce production costs and construction cycle times while adhering to our quality standards and using materials and construction techniques that reflect our commitment to more environmentally conscious homebuilding methods. All of our homes are constructed according to proprietary designs that meet the applicable FHA and VA requirements and all local building codes. We attempt to maintain efficient operations by utilizing standardized materials. Our raw materials consist primarily of lumber, concrete and similar construction materials, and while these materials are generally available from a variety of sources, we have reduced construction and administrative costs by executing national purchasing contracts with select vendors. However, during 2021, we experienced labor and supply shortages and price increases. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction and control product consistency and availability. We believe our construction process, and the construction cycle times resulting from product line design reference above, generally reduce the time our subcontractors and vendors spend transporting labor, equipment, and materials to and from our communities and thereby also reduce the environmental impact and carbon emissions associated with construction for our homes. We generally employ subcontractors for the installation of site improvements and the construction of homes. The construction of each home is supervised by a Personal Construction Supervisor who reports to a Production Manager, both of whom are employees of the Company. Our Personal Construction Supervisors manage the scheduling and construction process. Subcontractor work is performed pursuant to written agreements that require our subcontractors to comply with all applicable laws and labor practices, follow local building codes and permits, and meet performance, warranty, and insurance requirements. The agreements generally specify a fixed price for labor and materials and are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our backlog.

We begin construction on a majority of our homes after we have obtained a sales contract and preliminary oral confirmation from the buyer’s lender that financing should be approved. In certain markets, contracts may be accepted contingent upon the sale of an existing home, and construction may be authorized through a certain phase prior to satisfaction of that contingency. The construction of our homes typically takes approximately four to six months from the start of construction to completion of the home, depending on the size and complexity of the particular home being built, weather conditions, and the availability of labor, materials, and supplies. However, due to the strong overall housing demand and the ongoing impact of the pandemic, we experienced disruptions in our supply chain during 2021, including the availability of labor and the timely availability of certain materials, which have lengthened the production cycle times in certain markets. We also construct inventory homes (i.e., homes started in the absence of an executed contract) to facilitate delivery of homes on an immediate-need basis under our Ready Now Homes program and to provide presentation of new products. For some prospective buyers, selling their existing home has become a less predictable process and, as a result, when they sell their home, they often need to find, buy and move into a new home in 60 days or less. Other buyers simply prefer the certainty provided by being able to fully visualize a home before purchasing it. Of the total number of homes closed in 2021 and 2020, 35% and 49%, respectively, were inventory homes which include both homes started as inventory homes and homes that started under a contract that were later cancelled and became inventory homes as a result. The decline in the percentage of inventory homes closed in 2021 was due to our lower cancellation rate in 2021 compared to 2020 as well as selling our available lots reserved for inventory homes prior to beginning construction as a result of the high demand. Additionally, we generally prioritize backlog starts over inventory starts, and we were limited by construction capacity constraints from starting more inventory homes in certain communities in 2021.

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
As of December 31, 2021, we had a total of 4,835 homes in backlog with an aggregate sales value of $2.4 billion, in various stages of completion, including homes that are under contract but for which construction had not yet begun. As of December 31, 2020, we had a total of 4,389 homes in backlog, with an aggregate sales value of $1.8 billion. Homes included in year-end backlog are typically included in homes delivered in the subsequent year.
Warranty
We provide certain warranties in connection with our homes and also perform inspections with the buyer of each home immediately prior to delivery and as needed after a home is delivered. The Company offers both a transferable limited warranty program (“Home Builder’s Limited Warranty”) and a transferable structural limited warranty. The Home Builder’s Limited Warranty covers construction defects for a statutory period based on geographic market and state law (currently ranging from six to ten years for the states in which the Company operates) and includes a mandatory arbitration clause. The structural warranty is for 10 years for homes sold after December 31, 2021, 10 or 15 years for homes sold after December 1, 2015 and on or before December 31, 2021, and 10 or 30 years for homes sold after April 25, 1998 and on or before December 1, 2015. We also pass along to our homebuyers all warranties provided by the manufacturers or suppliers of components installed in each home. Although our subcontractors are generally required to repair and replace any product or labor defects during their respective warranty periods, we are ultimately responsible to the homeowner for making such repairs during our applicable warranty period. Accordingly, we have estimated and established reserves for both our Home Builder’s Limited Warranty and potential future structural warranty costs based on the number of home deliveries and historical data trends for our communities. In the case of the structural warranty, we also employ an actuary to assist in the determination of our future costs on an annual basis. Our warranty expense (excluding stucco-related repair costs in certain of our Florida communities in 2020, as more fully discussed in Note 8 to our Consolidated Financial Statements) was approximately 0.6% of total housing revenue in 2021, and 0.7% of total housing revenue in both 2020 and 2019.

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
We are focused on adding land positions in desirable locations in a cost effective manner that is responsive to changing market conditions and growing our market share and community count in our existing markets. Before acquiring land, we complete extensive comparative studies and analyses, which assist us in evaluating the economic feasibility of each land acquisition. We consider a number of factors, including projected rates of return, estimated gross margins, and projected pace of absorption and sales prices of the homes to be built, all of which are impacted by our evaluation of population and employment growth patterns, demographic trends and competing new home subdivisions and resales in the relevant sub-market.
We attempt to acquire land with a minimum cash investment and negotiate takedown options when available from sellers. We also restrict the use of guarantees or commitments in our land contracts to limit our financial exposure to the amounts invested in the property and development costs during the life of the community we are developing. We believe this approach significantly reduces our risk. In addition, we generally obtain necessary development approvals before we acquire land. We acquire land primarily through contingent purchase agreements, which typically condition our obligation to purchase land upon approval of zoning and utilities, as well as our evaluation of soil and subsurface conditions, environmental and wetland conditions, market analysis, development costs, title matters and other property-related criteria. All land and lot purchase agreements and the funding of land purchases require the approval of our corporate land acquisition committee, which is comprised of our senior management team and key operating and financial officers. Further details relating to our land option agreements are included in Note 8 to our Consolidated Financial Statements.
In 2021, we continued to increase our investments in land acquisition, land development and housing inventory to meet demand and expand our operations in certain markets. In 2021, we developed over 83% of our lots internally, primarily due to a lack of availability of developed lots in desirable locations in our markets. Raw land that requires development generally remains more available. In order to minimize our investment and risk of large exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the cost of land investment and development through joint ownership and development agreements, joint ventures, and other similar arrangements. For joint venture arrangements where a special purpose entity is established to own the property, we enter into limited liability company or similar arrangements (“LLCs”) with the other partners. Further details relating to our joint venture arrangements are included in Note 6 to our Consolidated Financial Statements.
During the development of lots, we are required by some municipalities and other governmental authorities to provide completion bonds or letters of credit for utilities, streets and other improvements. The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as homes are built and sold. In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
Our ability to continue development activities over the long-term will depend upon, among other things, a suitable economic environment and our continued ability to locate suitable parcels of land, enter into options or agreements to purchase such land, obtain governmental approvals for such land, and consummate the acquisition and development of such land.
In the normal course of our homebuilding business, we balance the economic risk of owning lots and land with the necessity of having lots available for construction of our homes. The following table sets forth our land position in lots (including lots held in joint venture arrangements) at December 31, 2021:

	Lots Owned
Region	Developed Lots	Lots Under Development	Undeveloped Lots (a)	Total Lots Owned	Lots Under Contract	Total
Northern	3,218	1,236	3,275	7,729	7,160	14,889
Southern	2,482	4,639	9,743	16,864	12,204	29,068
Total	5,700	5,875	13,018	24,593	19,364	43,957
(a)Includes our interest in raw land held by joint venture arrangements expected to be developed into 3,099 lots.

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
We also provide title and closing services to purchasers of our homes through our 100%-owned subsidiaries, TransOhio Residential Title Agency Ltd., M/I Title Agency Ltd., and M/I Title LLC. Through these entities, we serve as a title insurance agent by providing title insurance policies and examination and closing services to purchasers of our homes in the Columbus, Cincinnati, Minneapolis/St. Paul, Detroit, Tampa, Orlando, Sarasota, San Antonio, Houston, Dallas/Fort Worth, Austin and Indianapolis markets.  In addition, TransOhio Residential Title Agency Ltd. provides examination and title insurance services to our housing markets in the Raleigh, Charlotte and Chicago markets. We assume no underwriting risk associated with the title policies.
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
Government Regulation and Environmental Matters
Our homebuilding operations are subject to various local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment, including the emission or discharge of materials into the environment, storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws and existing conditions may result in delays, cause us to incur substantial compliance and other costs and prohibit or severely restrict homebuilding activity in environmentally sensitive areas.
Our homebuilding operations are also subject to various local, state and federal statutes, ordinances, rules and regulations concerning building, zoning, design, construction, sales, consumer protection and similar matters. These regulations increase the cost to produce and market our homes, and in some instances, delay our ability to develop and finish lots and can present a similar challenge for the timely delivery of finished lots to us by outside developers. Counties and cities in which we build homes have at times declared moratoriums on the issuance of building permits and imposed other restrictions in the areas in which sewage treatment facilities and other public facilities do not reach minimum standards. In addition, our homebuilding operations are regulated in certain areas by restrictive zoning and density requirements that limit the number of homes that can be built within the boundaries of a particular area. We may also experience extended timelines for receiving required approvals from municipalities or other government agencies that can delay our anticipated development and construction activities in our communities. During 2021, we experienced delays in receiving governmental and municipality approvals in certain of our community locations, and we expect that we may experience a higher level of delays in 2022.
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
See “Item 1A. Risk Factors” in Part I of this Annual Report on Form 10-K for additional information on Government Regulation and Environmental Matters.
Seasonality
Our homebuilding operations have historically experienced significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, homes delivered increase substantially in the second half of the year. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. Our financial services operations also experience seasonality because their loan originations correspond with the delivery of homes in our homebuilding operations. Currently, as a result of limiting sales in nearly half of our communities and the supply chain and labor disruptions increasing cycle times, we are experiencing less seasonality than we have historically experienced.
Human Capital
At December 31, 2021, we employed 1,657 people (including part-time employees), including 1,308 in homebuilding operations, 235 in financial services and 114 in management and administrative services. None of our employees are represented by a collective bargaining agreement.
We believe that our employees are our most important resource. Our workforce development strategy is rooted in building a workforce in which individuals from a diverse mix of backgrounds, experiences and talents can thrive, contribute and develop professionally. We recognize the value of creating a collaborative, inclusive workplace, and to help foster such an environment, we promote a culture of mutual understanding and respect among employees, customers and building partners.

We are committed to a culture of diversity, equity and inclusion. In 2020, we established a Diversity, Equity and Inclusion Committee (the “DEI Committee”) which is comprised of certain members of our executive team and senior leaders in our human resources department and our mortgage and business operations divisions. The DEI Committee is responsible for developing the guiding principles of our diversity, equity and inclusion program and a strategy to further these principles and achieve our goals.

We believe in developing each employee’s professional skill set and promoting career development. Our operating divisions assign training to our employees based upon their particular roles and responsibilities. In addition, all of our employees must adhere to our code of conduct and participate in mandatory company-wide training sessions to ensure all employees follow the same set of safety and ethical standards. These training sessions cover topics such as workplace safety, cyber security, risk mitigation, unconscious bias, harassment, and discrimination.

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
Risks Related to Our Business and Industry
A deterioration in homebuilding industry conditions or in broader economic conditions could have adverse effects on our business and results of operations.

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
While the absorption pace of our new contracts per community improved in 2021 compared to 2020, a decline in sales activity could adversely affect our results of operations, financial condition and cash flows.

Our financial services business is closely related to our homebuilding business, as it originates mortgage loans principally on behalf of purchasers of the homes we build. A decrease in the demand for our homes because of the existence of any of the foregoing conditions could also adversely affect the financial results of this segment of our business.
Additionally, we may be subject to increased counterparty risks, including purchasers of mortgages originated by M/I Financial being unwilling or unable to perform their obligations to us. To the extent a third party is unwilling or unable to perform such obligations, our financial condition, results of operations and/or cash flows could be negatively impacted.

Increased competition levels in the homebuilding and mortgage lending industries could result in a reduction in our new contracts and homes delivered, along with decreases in the average sales prices of homes delivered and/or decreased mortgage originations, which would have a negative impact on our results of operations.
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
We must anticipate demand for new homes several years prior to homes being sold to homeowners. There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes fluctuates and land purchases become more competitive, as has recently been the case, which can increase the costs of land. There is often a significant lag time between when we acquire land for development and when we sell homes in neighborhoods we have planned, developed and constructed. The value of undeveloped land, lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant, and fluctuations in value can reduce profits. Economic conditions could require that we sell homes or land at a loss, or hold land in inventory longer than planned, which could significantly impact our financial condition, results of operations, cash flows and stock performance. Additionally, if conditions in the homebuilding industry decline in the future, we may be required to evaluate our inventory for potential impairment, which may result in additional valuation adjustments, which could be significant and could negatively impact our financial results and condition. We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.
Supply shortages and risks related to the demand for labor and building materials could increase costs and delay deliveries.
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
Due to current strong overall housing demand, we have experienced disruptions in our supply chain, including the availability and shortage of labor and certain building materials and finishing products, such as cabinets and appliances, which have lengthened the production cycles in certain markets and caused increased costs for labor and building materials. In 2021, we were able to manage through these disruptions and cost increases by raising prices, together with cost management. However, if labor and building material shortages, and cost increases continue, our gross margins and results of operations could be adversely affected if we are unable to continue to increase prices or manage through other cost saving changes.
We depend on the continued availability of and satisfactory performance of subcontracted labor for the construction of our homes and to provide related materials. As noted above, we have experienced, and may continue to experience, labor and material shortages in certain of our markets. The cost of labor may also be adversely affected by shortages of qualified subcontractors and construction personnel, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. We cannot provide any assurance that there will be a sufficient supply of, or satisfactory performance by, these unaffiliated third-party subcontractors, which could have a material adverse effect on our business.
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

Inflation can have a long-term adverse impact on us because if the costs of land, materials and labor increase, we would need to increase the sale prices of our homes to maintain satisfactory margins. In a highly inflationary environment, we may not be able to raise home prices enough to keep pace with the increased costs of land and house construction, which could reduce our profit margins. Given the inflation rates in 2021, we have experienced and may continue to experience in 2022, increases in the costs of land, materials and labor. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on demand for our homes, and would likely also increase our cost of capital.
Our limited geographic diversification could adversely affect us if the demand for new homes in our markets declines.
We have operations in Ohio, Indiana, Illinois, Michigan, Minnesota, North Carolina, Florida, Tennessee and Texas. Our limited geographic diversification could adversely impact us if the demand for new homes or the level of homebuilding activity in our current markets declines, since there may not be a balancing opportunity in a stronger market in other geographic regions.
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

We have received claims related to stucco installation from homeowners in certain of our communities in our Tampa and Orlando, Florida markets and have been named as a defendant in legal proceedings initiated by certain of such homeowners. While we have estimated our overall future stucco repair costs, our estimate is based on our judgment, various assumptions and internal data. Given the inherent uncertainties, we cannot provide assurance that the final costs to resolve these claims will not exceed our accrual and adversely affect our results of operations, financial condition and cash flows. See Note 1 and Note 8 to the Company’s Consolidated Financial Statements for further information regarding these stucco claims and our warranty reserves.

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

We also can suffer damage to our reputation, and may be exposed to possible liability, if subcontractors fail to comply with applicable laws, including laws involving matters that are not within our control. When we learn about potentially improper practices by subcontractors, we try to cause the subcontractors to discontinue them. However, we may not always be able to cause our subcontractors to discontinue potentially improper practices, and even when we can, we may not be able to avoid claims against us for personal injury, property damage or other losses relating to prior actions of our subcontractors.

Risks Related to Indebtedness and Financing

The terms of our indebtedness may restrict our ability to operate and, if our financial performance declines, we may be unable to maintain compliance with the covenants in the documents governing our indebtedness.
Our $550 million unsecured revolving credit facility dated July 18, 2013, as amended, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly-owned homebuilding subsidiaries (the “Credit Facility”), the indenture governing our 3.95% Senior Notes due 2030 (the “2030 Senior Notes”) and the indenture governing our 4.95% Senior Notes due 2028 (the “2028 Senior Notes”) impose restrictions on our operations and activities. These restrictions and/or our failure to comply with the terms of our indebtedness could have a material adverse effect on our results of operations, financial condition and ability to operate our business.
Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to a minimum consolidated tangible net worth, a minimum interest coverage ratio or liquidity, and a maximum leverage ratio. Failure to comply with these covenants or any of the other restrictions of the Credit Facility, whether because of a decline in our operating performance or otherwise, could result in a default under the Credit Facility. If a default occurs, the affected lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable, which could cause a default under the documents governing any of our other indebtedness that is then outstanding if we are not able to repay such indebtedness from other sources. If this happens and we are unable to obtain waivers from the required lenders, the lenders could exercise their rights under the documents governing our indebtedness, including forcing us into bankruptcy or liquidation.
The indentures governing the 2030 Senior Notes and the 2028 Senior Notes also contain covenants that may restrict our ability to operate our business and may prohibit or limit our ability to grow our operations or take advantage of potential business opportunities as they arise. Failure to comply with these covenants or any of the other restrictions or covenants contained in the indentures governing the 2030 Senior Notes and/or the 2028 Senior Notes could result in a default under the applicable indenture, in which case holders of the 2030 Senior Notes and/or the 2028 Senior Notes may be entitled to cause the sums evidenced by such notes to become due immediately. This acceleration of our obligations under the 2030 Senior Notes and the 2028 Senior Notes could force us into bankruptcy or liquidation and we may be unable to repay those amounts without selling substantial assets, which might be at prices well below the long-term fair values and carrying values of the assets. Our ability to comply with the foregoing restrictions and covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
Our indebtedness could adversely affect our financial condition, and we and our subsidiaries may incur additional indebtedness, which could increase the risks created by our indebtedness.
As of December 31, 2021, we had approximately $695.8 million of indebtedness (net of debt issuance costs), excluding issuances of letters of credit, our $175 million secured mortgage warehousing agreement, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”) and our $90 million mortgage repurchase facility, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”), and we had $465.0 million of remaining availability for borrowings under the Credit Facility. In addition, under the terms of the Credit Facility, the indentures governing the 2030 Senior Notes and the 2028 Senior Notes and the documents governing our other indebtedness, we have the ability, subject to applicable debt covenants, to incur additional indebtedness. The incurrence of additional indebtedness could magnify other risks related to us and our business. Our indebtedness and any future indebtedness we may incur could have a significant adverse effect on our future financial condition.
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
•our debt level and the various covenants contained in the Credit Facility, the indentures governing our 2030 Senior Notes and 2028 Senior Notes and the documents governing our other indebtedness could place us at a relative competitive disadvantage compared to some of our competitors; and
•the terms of our indebtedness could prevent us from raising the funds necessary to repurchase all of the 2030 Senior Notes and the 2028 Senior Notes tendered to us upon the occurrence of a change of control, which, in each case, would constitute a default under the applicable indenture, which in turn could trigger a default under the Credit Facility and the documents governing our other indebtedness.
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
The M/I Financial warehouse facilities will expire in 2022.
M/I Financial uses two mortgage warehouse facilities to finance eligible residential mortgage loans originated by M/I Financial, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility. These facilities will expire on May 27, 2022 and October 24, 2022, respectively. If we are unable to renew or replace the warehousing facilities when they mature, the activities of our financial services segment could be impeded and our home sales and our homebuilding and financial services results of operations may be adversely affected.
We have financial needs that we meet through the capital markets, including the debt and secondary mortgage markets, and disruptions in these markets could have an adverse impact on our results of operations, financial condition and/or cash flows.
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
There are a limited number of third-party purchasers of mortgage loans originated by our financial services operations. The exit of third-party purchasers of mortgage loans from the business, reduced investor demand for mortgage loans and mortgage-backed securities in the secondary mortgage markets and increased investor yield requirements for those loans and securities may have an adverse impact on our results of operations, financial condition and/or cash flows.
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
The homebuilding industry is subject to numerous local, state, and federal statutes, ordinances, rules, and regulations concerning building, zoning, sales, consumer protection, and similar matters. This regulation affects construction activities as well as sales activities, mortgage lending activities, land availability and other dealings with homebuyers. These statutes, ordinances, rules, and regulations, and any failure to comply therewith, could give rise to additional liabilities or expenditures and have an adverse effect on our results of operations, financial condition or business.
We are also subject to various local, state, and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment, including the emission or discharge of materials into the environment, storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. The environmental regulations applicable to each community in which we operate vary greatly depending on the location of the community site, the site’s environmental conditions and the present and former use of the site. These statutes, ordinances, rules and regulations may cause delays, may cause us to incur substantial compliance, remediation or other costs, and can prohibit or severely restrict development and homebuilding activity. In addition, any failure to comply therewith could give rise to fines, penalties or other liabilities, obligations to remediate, permit revocations or other sanctions and have an adverse effect on our results of operations, financial condition or business.

Recently, there has been growing concern from advocacy groups, government agencies and the general public regarding the impact of climate change. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of additional restrictions or regulations on land development and home construction in certain areas. Such restrictions and regulations could increase our operating and compliance costs and have an adverse effect on our results of operations, financial condition or business.

We must also obtain licenses, permits and approvals from various governmental authorities in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. Governmental authorities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, governmental authorities may enact growth control initiatives, which restrict the number of building permits available in a given year. In addition, we may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. If governmental authorities in which we operate take actions like these, it could have an adverse effect on our business by causing delays, increasing our costs, or limiting our ability to operate in the applicable area.

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
Although we are currently experiencing less seasonality than we have historically experienced as a result of limiting sales in nearly half of our communities and the supply chain and labor disruptions increasing cycle times, we have historically experienced seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes delivered and associated home sales revenue have increased during the third and fourth quarters, compared with the first and second quarters. We believe that this type of seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring and summer with deliveries scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets. There can be no assurance that this seasonality pattern will continue to exist in future reporting periods. In addition, as a result of such variability, our historical performance may not be a meaningful indicator of future results.

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
Several of our markets, specifically our operations in Florida, North Carolina and Texas, are situated in geographical areas that are regularly impacted by severe storms, including hurricanes, flooding and tornadoes. In addition, our operations in the Northern Region can be impacted by severe storms, including tornadoes. Also, the physical impacts of climate change may cause these occurrences to increase in frequency, severity and duration. The occurrence of these or other natural disasters can cause delays in the completion of, or increase the cost of, developing one or more of our communities, and as a result could materially and adversely impact our results of operations.
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

In addition, breaches of our information technology systems or data security systems, including cyber attacks, could result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information (including information we collect and retain in connection with our business about our homebuyers, business partners and employees), and require us to incur significant expense (that we may not be able to recover in whole or in part from our service providers or responsible parties, or their or our insurers) to address and remediate or otherwise resolve. The unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying or confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses and charges recorded against our earnings, could have a material and adverse effect on our financial condition, results of operations and cash flows and harm our reputation. In addition, the costs of maintaining adequate protection against such threats, based on considerations of their evolution, increasing sophistication, pervasiveness and frequency and/or increasingly demanding government-mandated standards or obligations regarding information security and privacy, could be material to our consolidated financial statements in a particular period or over various periods.
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

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic. Numerous international, federal, state and local governmental authorities took extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19, including quarantines, “stay-at-home” orders, social distancing guidelines and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. In response, we took a number of actions to help ensure the health and safety of our employees, customers and building partners and to comply with applicable health and safety requirements. These actions, together with the uncertainty resulting from the pandemic, impacted our ability to operate in the ordinary course consistent with past practice and negatively impacted our business in the latter half of March 2020 and continuing through April 2020. As state and local governments began to ease public health restrictions and economic activity resumed, we gradually resumed many of our normal operations. This, combined with the strong demand for new homes, caused our sales and closings to improve significantly during the remainder of 2020, and they remained strong in 2021.

However, there is continuing uncertainty regarding the extent to which and how long the COVID-19 pandemic and the related governmental actions will impact the U.S. economy, including the supply chain, the labor market, consumer confidence, capital markets, secondary mortgage markets, availability of mortgage loans and demand for homes. The impact of the COVID-19 pandemic on our business will depend on future developments, including whether governmental authorities impose additional health and safety measures, the outbreak, duration and severity of new variants, the acceptance and effectiveness of vaccines, and the impact of the pandemic on our employees, customers, and building partners. These developments are highly uncertain and outside of our control. To the extent the COVID-19 pandemic has a significant adverse effect on the U.S. economy, our business, results of operations, financial condition and/or cash flows could be materially adversely effected.

Item 1B.UNRESOLVED STAFF COMMENTS
None.
Item 2.PROPERTIES
We lease all of our offices (see Note 9 to our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding our office leases).
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
Item 4. MINE SAFETY DISCLOSURES
None.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Shares and Dividends
The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.” As of February 16, 2022, there were approximately 393 record holders of the Company’s common shares. At that date, there were 30,137,141 common shares issued and 28,459,630 common shares outstanding.
Performance Graph
The following graph illustrates the Company’s performance in the form of cumulative total return to holders of our common shares for the last five calendar years through December 31, 2021, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Stock Index and the Standard & Poor’s 500 Homebuilding Index.

Comparison of Cumulative Year Total Return
Index Value
340
320
300
280
260
240
220
200
180
160
140
120
100
80
60
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
M/I Homes, Inc.
S&P 500
S&P 500 Homebuilding Index

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
M/I Homes, Inc.	$100.00	$136.62	$83.48	$156.27	$175.89	$246.94
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P 500 Homebuilding Index	100.00	173.35	117.44	177.10	220.46	331.46

Share Repurchases
Common shares purchased during each month during the fourth quarter ended December 31, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)

October 1, 2021 - October 31, 2021	—	$—	—	84,505,757
November 1, 2021 - November 30, 2021	420,000	$59.28	420,000	59,609,741
December 1, 2021 - December 31, 2021	180,000	$61.83	180,000	48,479,621

Quarter ended December 31, 2021	600,000	$60.04	600,000	48,479,621
(1)On July 28, 2021, the Company announced that its Board of Directors authorized a share repurchase program (the “2021 Share Repurchase Program”) pursuant to which the Company may purchase up to $100 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The 2021 Share Repurchase Program does not have an expiration date and may be modified, suspended or discontinued at any time. The 2021 Share Repurchase Program replaced and superseded the the share repurchase program authorized by the Board of Directors in 2018. On February 17, 2022, the Company announced that its Board of Directors approved an increase to its 2021 Share Repurchase Program by an additional $100 million, leaving up to $148.5 million available for repurchase. See Notes 16 and 17 to our Consolidated Financial Statements for additional information.

See Note 11 to our Consolidated Financial Statements for more information regarding the limit imposed by the indenture governing our 4.95% senior notes due 2028 on our ability to pay dividends on, and repurchase, our common shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture.
ITEM 6.  Reserved

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries is one of the nation’s leading builders of single-family homes, having sold over 136,700 homes since commencing homebuilding activities in 1976. The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of our home purchase contracts have a single performance obligation as the promise to transfer the home is not separately identifiable from other promises in the contract and, therefore, not distinct. Our primary performance obligation, to deliver the agreed-upon home, is generally satisfied in less than one year from the original contract date. Deferred revenue resulting from any other uncompleted performance obligations existing at the time we deliver new homes to our homebuyers is not material.

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

As of December 31, 2021, our projections generally assume a gradual improvement in market conditions. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of December 31, 2021, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums.
Our quarterly assessments reflect management’s best estimates. Due to the inherent uncertainties in management’s estimates and uncertainties related to our operations and our industry as a whole as further discussed in “Item 1A. Risk Factors” in Part I of this Annual Report on Form 10-K, we are unable to determine at this time if and to what extent future impairments will occur. Additionally, due to the volume of possible outcomes that can be generated from changes in the various model inputs for each community, we do not believe it is possible to create a sensitivity analysis that can provide meaningful information for the users of our financial statements.
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
Our warranty reserves for our 30-year (offered on all homes sold after April 25, 1998 and on or before December 1, 2015 in all of our markets except our Texas markets), 15-year (offered on all homes sold after December 1, 2015 and on or before December 31, 2021 in all of our markets except our Texas markets) and 10-year (offered on all homes sold in our Texas markets and in all of our markets beginning January 1, 2022) transferable structural warranty programs are established on a per-unit basis. While the structural warranty reserve is recorded as each house is delivered, the sufficiency of the structural warranty per unit charge and total reserve is reevaluated on an annual basis, with the assistance of an actuary, using our own historical data and trends, industry-wide historical data and trends, and other project specific factors. The reserves are also evaluated quarterly and adjusted if we encounter activity that is inconsistent with the historical experience used in the annual analysis. These reserves are subject to variability due to uncertainties regarding structural defect claims for products we build, the markets in which we build, claim settlement history, insurance and legal interpretations, among other factors.

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
RESULTS OF OPERATIONS
Overview
In 2021, housing market conditions were positive, with healthy demand, a limited supply of new and resale inventory and relatively low interest rates driving record bottom line results for our business. Strong demand for our homes enabled us to increase selling prices in many of our communities in concert with rising labor and building material costs. This, in combination with our focus on balancing sales pace, price and construction starts at many of our communities, helped us to achieve record homes delivered, revenue, income before income taxes and net income and the second highest level of new contracts in our history, despite the supply chain challenges and disruptions that we experienced throughout 2021. Our backlog sales value and number of homes in backlog at December 31, 2021 were also year-end records. Our improved profitability is attributable primarily to the increase in homes delivered, improved margins and overhead leverage. Additionally, our complementary financial services business also achieved record revenue and income before income taxes, and originated a record number of loans in 2021.

We believe that the homebuilding industry conditions that we experienced in 2021 will continue to support demand into 2022, subject to the economic uncertainties caused by rising interest rates, higher inflation, labor and supply shortages, and increased cost pressures described further below in our Outlook Section.
During the year ended December 31, 2021, we achieved the following record results in comparison to the year ended December 31, 2020:
•Homes delivered increased 12% to 8,638 homes - a record high for our Company
•Total sales value in backlog increased 29% to $2.4 billion - a year-end record for our Company
•Number of homes in backlog increased 10% - a year-end record for our Company
•Revenue increased 23% to $3.7 billion - a record high for our Company
•Income before income taxes increased 64% to $509.1 million - a record high for our Company
•Net income increased 65% to $396.9 million - a record high for our Company

In addition to the record results described above, our financial services operations also achieved record income before income taxes in 2021, benefiting from an increase in homes closed, the number of mortgages originated and higher margins, as well as technology enabled efficiencies. Our company-wide absorption pace of sales per community in 2021 improved to 4.1 per month compared to 3.7 per month in 2020. Partially as a result of this accelerated sales pace, we sold out of some communities earlier, and our number of active communities declined to 175 at the end of 2021 from 202 at the end of 2020. We continued to place additional land under contract for communities that will be brought online in future periods, and controlled approximately 44,000 lots at December 31, 2021. Our ability to timely replace existing communities could further impact our number of active communities. We continue to work to open new communities, and we are also actively managing sales at a community level, while selectively increasing prices, to better match our availability of lots and production schedule.

Summary of Company Financial Results in 2021
The calculations of adjusted income before income taxes, adjusted net income, and adjusted housing gross margin, each of which is a non-GAAP measure, are described and reconciled to income before income taxes, net income, and housing gross margin, respectively, which represent the most directly comparable financial measures calculated in accordance with GAAP, below under “Non-GAAP Financial Measures.”
Income before income taxes for the twelve months ended December 31, 2021 increased 64% from $310.0 million for the year ended December 31, 2020 to $509.1 million for the year ended December 31, 2021. Income before income taxes for 2021 was unfavorably impacted by $9.1 million of loss on early extinguishment of debt (as more fully discussed below and in Note 8 to our Consolidated Financial Statements). Income before income taxes for 2020 was unfavorably impacted by asset impairment charges of $8.4 million and $0.9 million of stucco-related repair costs. Excluding these charges in both 2021 and 2020, adjusted income before income taxes increased 62% from $319.3 million in 2020 to $518.2 million in 2021.

In 2021, we achieved net income of $396.9 million, or $13.28 per diluted share, which includes the after-tax impact of the loss on early extinguishment of debt noted above ($0.23 per diluted share), compared to net income of $239.9 million, or $8.23 per diluted share in 2020, which includes the after-tax impact of both the asset impairment charges and stucco-related charges noted above ($0.22 and $0.02 per diluted share, respectively). Excluding these charges in both periods, adjusted net income increased 64% from $246.9 million ($8.47 per diluted share) in 2020 to $403.9 million ($13.51 per diluted share) in 2021. Our effective tax rate was 22.1% in 2021 compared to 22.6% in 2020.
In 2021, we recorded record total revenue of $3.75 billion, of which $3.63 billion was from homes delivered, $13.4 million was from land sales, and $102.0 million was from our financial services operations. Revenue from homes delivered increased 23% from 2020 driven primarily by the 929 additional homes delivered in 2021 (a 12% increase) and a 10% increase in the average sales price of homes delivered ($39,000 per home delivered), which was primarily the result of the mix of homes delivered and higher demand. Revenue from land sales decreased $5.8 million from 2020 due primarily to fewer land sales in the current year compared to the prior year. Revenue from our financial services segment increased 17% to $102.0 million in 2021 as a result of an increase in loans closed and sold during the year

Total gross margin (total revenue less total land and housing costs) increased $232.6 million in 2021 compared to 2020 as a result of a $217.6 million improvement in the gross margin of our homebuilding operations (the sum of housing gross margin and land gross margin) and a $15.0 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $215.3 million, due to the 12% increase in the number of homes delivered and the 10% increase in the average sales price of homes delivered ($39,000 per home delivered) compared to prior year. Our housing gross margin percentage improved 210 basis points from

20.0% in the prior year to 22.1% in 2021. Exclusive of the asset impairment charges and stucco-related repair charges in 2020, our adjusted housing gross margin percentage improved 180 basis points. Our gross margin on land sales (land gross margin) improved $2.3 million in 2021 compared to 2020 as a result of the mix of lots sold in the current year compared to the prior year. The gross margin of our financial services operations increased $15.0 million in 2021 compared to 2020 as a result of increases in the number of loan originations.
We opened 72 new communities during 2021. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. As a result, our new contracts and housing gross margin may fluctuate up or down from year to year depending on the mix of communities delivering homes. Due to the increase in demand that we have experienced since May 2020, we are selling through communities faster; therefore, our ability to replace existing communities timely could impact our ability to meet current demand.
For 2021, selling, general and administrative expense increased $33.5 million, which partially offset the increase in our gross margin discussed above, but improved as a percentage of revenue to 10.4% in 2021 from 11.7% in 2020. Selling expense increased $19.0 million from 2020 and improved as a percentage of revenue to 5.3% in 2021 from 5.9% in 2020. Variable selling expense for sales commissions contributed $19.5 million to the increase due to the higher number of homes delivered during the period, offset partially by a $0.5 million decrease in non-variable selling expense. General and administrative expense increased $14.5 million compared to 2020 but improved as a percentage of revenue from 5.8% in 2020 to 5.1% in 2021. The dollar increase in general and administrative expense was primarily due to a $14.2 million increase in compensation-related expenses due to our increased headcount and strong financial performance which led to higher incentive-based compensation, and a $0.3 million increase in miscellaneous expenses.

Outlook
We believe that new home sales will continue to benefit from a continued undersupply of available homes, mortgage rates that remain historically low, improving employment levels and positive consumer demographics, which are leading to a growing number of younger homebuyers moving to single family homes in suburban locations. However, we also expect that overall economic and homebuilding industry conditions in the United States in 2022 will continue to be negatively impacted by labor and supply shortages, inflation, and increasing costs of materials and labor. We have been able to raise home prices in many of our communities to offset these cost increases and preserve or increase our margins. During 2021, our ability to raise prices, together with cost management, enabled us to achieve a total gross margin percentage of 24.3%, an improvement of 210 basis points compared to 2020. We expect to experience shortages in materials and labor as well as price increases for materials and labor in 2022 and may not be able to maintain our current level of direct construction costs as a percentage of average sales price. We remain sensitive to changes in market conditions, and continue to focus on controlling overhead leverage and carefully managing our investment in land and land development spending.

We are also closely monitoring mortgage availability and lending standards. While interest rates remain low by historical standards, mortgage rates are generally expected to increase during 2022 which could negatively impact affordability and mortgage availability.
We expect to continue to emphasize the following strategic business objectives in 2022:
•managing our land spend and inventory levels;
•opening new communities on schedule wherever possible;
•maintaining a strong balance sheet and liquidity levels;
•expanding the availability of our more affordable Smart Series homes; and
•emphasizing customer service, product quality and design, and premier locations.

During 2021, we invested $630.1 million in land acquisitions and $421.8 million in land development. We continue to closely review all of our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land and inventory home investment spend accordingly. As a result of the unprecedented current market conditions, we are not providing land spending estimates for 2022 at this time.

As a result of our accelerated pace of home sales, we sold through communities at a faster pace than anticipated in 2021. We ended 2021 with approximately 44,000 lots under control, which represents a 5.1 year supply of lots based on 2021 homes delivered, including certain lots that we anticipate selling to third parties. This represents an 11% increase from our approximately 39,500 lots under control at the end of 2020. We opened 72 communities and closed 99 communities in 2021, ending the year with a total of 175 communities, compared to 202 at the end of 2020. Of our total communities at the end of 2021, 72 offered our more affordable Smart Series designs, which are primarily designed for first-time homebuyers.

Although the timing of opening new communities and closing out existing communities is subject to substantial variation, we expect to open a record number of new communities in 2022, growing our community count by approximately 15% by the end of 2022 to more than 200 communities. We believe our ability to design and develop attractive homes in desirable locations at an affordable cost, and to grow our business while also leveraging our fixed costs, has enabled us to maintain and improve our strong financial results. We further believe that we are well positioned with a strong balance sheet to manage through the current economic environment.

Housing market demand has remained strong over the past year and continues as we enter fiscal 2022. However, future economic and homebuilding industry conditions and the demand for homes are subject to continued uncertainty due to many factors, including the impacts of inflation, materials and labor cost increases, supply chain disruptions and labor shortages, the ongoing impact of the pandemic and government directives, actions and economic relief efforts related thereto, and the further impact of these actions on the economy, mortgage rates and markets, employment levels, consumer confidence, and financial markets, among other things. These factors are highly uncertain and outside our control. As a result, our past performance may not be indicative of future results.

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
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); interest expense; and depreciation and amortization for the years ended December 31, 2021, 2020 and 2019:

	Year Ended
(In thousands)	2021	2020	2019
Revenue:
Northern homebuilding	$1,595,746	$1,256,405	$1,027,291
Southern homebuilding	2,048,113	1,702,727	1,417,676
Financial services (a)	102,028	87,013	55,323
Total revenue	$3,745,887	$3,046,145	$2,500,290

Gross margin:
Northern homebuilding (b)	$331,521	$232,915	$182,887
Southern homebuilding (c)	475,366	356,415	251,217
Financial services (a)	102,028	87,013	55,323
Total gross margin (b) (c) (d)	$908,915	$676,343	$489,427

Selling, general and administrative expense:
Northern homebuilding	$119,563	$107,327	$86,648
Southern homebuilding	162,705	153,854	136,135
Financial services (a)	39,737	33,618	27,973
Corporate	68,614	62,283	51,582
Total selling, general and administrative expense	$390,619	$357,082	$302,338

Operating income (loss):
Northern homebuilding (b)	$211,958	$125,588	$96,239
Southern homebuilding (c)	312,661	202,561	115,082
Financial services (a)	62,291	53,395	27,350
Less: Corporate selling, general and administrative expense	(68,614)	(62,283)	(51,582)
Total operating income (b) (c) (d)	$518,296	$319,261	$187,089

Interest expense (income):
Northern homebuilding	$76	$2,465	$7,474
Southern homebuilding	(464)	4,292	10,250
Financial services (a)	3,912	2,927	3,651
Corporate	(1,368)	—	—
Total interest expense	$2,156	$9,684	$21,375

Other income (e)	$(2,046)	$(466)	$(311)
Loss on early extinguishment of debt (f)	9,072	—	—

Income before income taxes	$509,114	$310,043	$166,025

Depreciation and amortization:
Northern homebuilding	$3,407	$3,342	$2,944
Southern homebuilding	3,644	4,468	4,778
Financial services	2,227	3,034	2,095
Corporate	7,637	6,734	6,133
Total depreciation and amortization	$16,915	$17,578	$15,950
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.
(b)Includes $0.6 million of acquisition-related charges taken during 2019 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.
(c)The year ended December 31, 2020 includes a $0.9 million net charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed below and in Note 8 to our Consolidated Financial Statements).
(d)For the years ended December 31, 2020 and 2019, total gross margin and total operating income were reduced by $8.4 million and $5.0 million, respectively, related to asset impairment charges taken during the period.
(e)Other income is comprised of the gain on the sale of a non-operating asset during the fourth quarter of 2021 as well as equity in (income) loss from joint venture arrangements.
(f)Loss on early extinguishment of debt relates to the early redemption of our 5.625% senior notes due 2025 (the “2025 Senior Notes”) during the third quarter of 2021, consisting of a $7.1 million prepayment premium due to early redemption and $2.0 million for the write-off of unamortized debt issuance costs.

The following tables show total assets by segment at December 31, 2021, 2020 and 2019:

	At December 31, 2021
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,123	$48,795		$—	$52,918
Inventory (a)	987,258	1,412,258		—	2,399,516
Investments in joint venture arrangements	—	57,121		—	57,121
Other assets	37,527	63,844	(b)	628,927	730,298
Total assets	$1,028,908	$1,582,018		$628,927	$3,239,853

	At December 31, 2020
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$5,031	$40,326		$—	$45,357
Inventory (a)	847,524	1,023,727		—	1,871,251
Investments in joint venture arrangements	1,378	33,295		—	34,673
Other assets	37,465	57,588	(b)	596,711	691,764
Total assets	$891,398	$1,154,936		$596,711	$2,643,045

	At December 31, 2019
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,655	$24,877		$—	$28,532
Inventory (a)	783,972	957,003		—	1,740,975
Investments in unconsolidated joint ventures	1,672	36,213		—	37,885
Other assets	21,564	52,662	(b)	223,976	298,202
Total assets	$810,863	$1,070,755		$223,976	$2,105,594
(a)Inventory includes: single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Northern Region
Homes delivered	3,592	3,071	2,482
New contracts, net	3,667	3,743	2,695
Backlog at end of period	1,890	1,815	1,143
Average sales price of homes delivered	$443	$408	$411
Average sales price of homes in backlog	$484	$436	$433
Aggregate sales value of homes in backlog	$914,130	$792,029	$494,961
Housing revenue	$1,591,125	$1,252,597	$1,020,362
Land sale revenue	$4,621	$3,808	$6,929
Operating income homes (a) (b)	$210,841	$125,410	$96,108
Operating income land	$1,117	$178	$131
Number of average active communities	86	93	91
Number of active communities, end of period	90	90	96
Southern Region
Homes delivered	5,046	4,638	3,814
New contracts, net	5,417	5,684	4,078
Backlog at end of period	2,945	2,574	1,528
Average sales price of homes delivered	$404	$364	$367
Average sales price of homes in backlog	$493	$406	$368
Aggregate sales value of homes in backlog	$1,452,743	$1,044,878	$562,567
Housing revenue	$2,039,344	$1,687,365	$1,399,986
Land sale revenue	$8,769	$15,362	$17,690
Operating income homes (a) (c)	$310,550	$201,750	$114,715
Operating income land	$2,111	$811	$367
Number of average active communities	97	122	127
Number of active communities, end of period	85	112	129
Total Homebuilding Regions
Homes delivered	8,638	7,709	6,296
New contracts, net	9,084	9,427	6,773
Backlog at end of period	4,835	4,389	2,671
Average sales price of homes delivered	$420	$381	$384
Average sales price of homes in backlog	$490	$419	$396
Aggregate sales value of homes in backlog	$2,366,873	$1,836,907	$1,057,528
Housing revenue	$3,630,469	$2,939,962	$2,420,348
Land sale revenue	$13,390	$19,170	$24,619
Operating income homes (a) (b) (c) (d)	$521,391	$327,160	$210,823
Operating income land	$3,228	$989	$498
Number of average active communities	183	215	218
Number of active communities, end of period	175	202	225
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.
(b)Includes $0.6 million of acquisition-related charges taken during 2019 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.
(c)Includes a $0.9 million net charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed below and in Note 8 to our Consolidated Financial Statements) taken during 2020.
(d)Includes $8.4 million and $5.0 million of asset impairment charges taken during the years ended December 31, 2020 and 2019, respectively.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Financial Services
Number of loans originated	6,525	5,888	4,476
Value of loans originated	$2,239,928	$1,843,576	$1,382,695

Revenue	$102,028	$87,013	$55,323
Less: Selling, general and administrative expenses	39,737	33,618	27,973
Less: Interest expense	3,912	2,927	3,651
Income before income taxes	$58,379	$50,468	$23,699
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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Northern	7.4%	9.4%	10.9%
Southern	8.1%	12.4%	14.3%
Total cancellation rate	7.8%	11.2%	13.0%

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
Adjusted housing gross margin, adjusted income before income taxes, and adjusted net income are calculated as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Housing revenue	$3,630,469	$2,939,962	$2,420,348
Housing cost of sales	2,826,810	2,351,621	1,986,743

Housing gross margin	803,659	588,341	433,605
Add: Stucco-related charges (a)	—	860	—
Add: Impairment (b)	—	8,435	5,002
Add: Acquisition-related charges (c)	—	—	639

Adjusted housing gross margin	$803,659	$597,636	$439,246

Housing gross margin percentage	22.1%	20.0%	17.9%
Adjusted housing gross margin percentage	22.1%	20.3%	18.1%

Income before income taxes	$509,114	$310,043	$166,025
Add: Stucco-related charges (a)	—	860	—
Add: Impairment (b)	—	8,435	5,002
Add: Acquisition-related charges (c)	—	—	639
Add: Loss on early extinguishment of debt (d)	9,072	—	—

Adjusted income before income taxes	$518,186	$319,338	$171,666

Net income	$396,868	$239,874	$127,587
Add: Stucco-related charges - net of tax (a)	—	654	—
Add: Impairment - net of tax (b)	—	6,411	3,802
Add: Acquisition-related charges - net of tax (c)	—	—	486
Add: Loss on early extinguishment of debt - net of tax (d)	6,985	—	—

Adjusted net income	$403,853	$246,939	$131,875

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
(d)Loss on early extinguishment of debt relates to the early redemption of our 2025 Senior Notes during the third quarter of 2021, consisting of a $7.1 million prepayment premium due to early redemption and $2.0 million for the write-off of unamortized debt issuance costs.
We believe adjusted housing gross margin, adjusted income before income taxes, and adjusted net income are each relevant and useful financial measures to investors in evaluating our operating performance as they measure the gross profit, income before income taxes, and net income we generated specifically on our operations during a given period. These non-GAAP financial measures isolate the impact that the acquisition-related charges, stucco-related charges and impairment charges have on housing gross margins; the impact that the other income, loss on early debt extinguishment, acquisition-related charges, stucco-related charges and impairment charges have on income before income taxes; and that the other income, loss on early debt extinguishment, acquisition-related charges, stucco-related charges and impairment charges have on net income, and allow investors to make comparisons with our competitors that adjust housing gross margins, income before income taxes, and net income in a similar manner. We also believe investors will find these adjusted financial measures relevant and useful because they represent a profitability measure that may be compared to a prior period without regard to variability of the charges noted above. These financial measures assist us in making strategic decisions regarding community location and product mix, product pricing and construction pace.

Year Over Year Comparisons
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The calculation of adjusted housing gross margin (referred to below) is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Segment Non-GAAP Financial Measures.”
Northern Region. During the twelve months ended December 31, 2021, homebuilding revenue in our Northern region increased $339.3 million, from $1.3 billion in 2020 to $1.6 billion in 2021. This 27% increase in homebuilding revenue was the result of a 17% increase in the number of homes delivered (521 units), a 9% increase in the average sales price of homes delivered ($35,000 per home delivered) and a $0.8 million increase in land sale revenue. Operating income in our Northern region increased $86.4 million, from $125.6 million in 2020 to $212.0 million in 2021. The increase in operating income was primarily the result of a $98.6 million increase in our gross margin, offset, in part, by a $12.2 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $97.7 million, due to the increases noted above. Our housing gross margin percentage improved 220 basis points from 18.6% in 2020 to 20.8% in 2021 largely due to improved demand, offset, in part, by increased construction and lot costs. Our housing gross margin was unfavorably impacted in 2020 by $8.4 million of asset impairment charges. Exclusive of these charges, our adjusted housing gross margin percentage improved 150 basis points. Our land sale gross margin improved $0.9 million as a result of the mix of lots sold in the current year compared to the prior year.
Selling, general and administrative expense increased from $107.3 million in 2020 to $119.6 million in 2021, but improved as a percentage of revenue to 7.5% in 2021 from 8.5% in 2020. The increase in selling, general and administrative expense was attributable, in part, to a $10.5 million increase in selling expense, due to (1) a $9.6 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and (2) a $0.9 million increase in non-variable selling expenses primarily related to increased headcount and other costs associated with our sales offices and models. The increase in selling, general and administrative expense was also attributable to a $1.7 million increase in general and administrative expense, which was primarily related to a $3.5 million increase in compensation related expenses as a result of increased employee headcount and an increase in incentive compensation due to improved results, partially offset by a $1.8 million decrease in professional fees.
During 2021, we experienced a 2% decrease in new contracts in our Northern region, from 3,743 in 2020 to 3,667 in 2021 as a result of a decrease in our average number of communities and limiting sales in certain communities during the period. Backlog increased 4% from 1,815 homes at December 31, 2020 to 1,890 homes at December 31, 2021 which was attributable to improved demand in our Smart Series communities compared to the prior year. Average sales price in backlog increased to $484,000 at December 31, 2021 compared to $436,000 at December 31, 2020 which was primarily due to improved demand in our Northern Region in 2021 compared to prior year. During the twelve months ended December 31, 2021, we opened 40 new communities in our Northern region compared to 29 during 2020. Our monthly absorption rate in our Northern region improved to 3.6 per community in 2021, compared to 3.4 per community in 2020.
Southern Region. For the twelve months ended December 31, 2021, homebuilding revenue in our Southern region increased $345.4 million, from $1.7 billion in 2020 to $2.0 billion in 2021. This 20% increase in homebuilding revenue was primarily the result of a 9% increase in the number of homes delivered (408 units) and an 11% increase in the average sales price of homes delivered ($40,000 per home delivered), partially offset by a $6.6 million decrease in land sale revenue. Operating income in our Southern region increased $110.1 million from $202.6 million in 2020 to $312.7 million in 2021. This increase in operating income was the result of a $119.0 million improvement in our gross margin, offset, in part, by an $8.9 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $117.7 million, due primarily to the increases in the number and average sales price of homes delivered noted above. Our housing gross margin percentage improved 210 basis points from 21.1% in 2020 to 23.2% in 2021 largely due to improved demand, offset, in part, by increased construction and lot costs. Exclusive of the stucco-related repair charges in 2020, our adjusted housing gross margin percentage remained 21.1%. Our land sale gross margin improved $1.3 million as a result of the mix of lots sold in the current year compared to the prior year.
Selling, general and administrative expense increased from $153.9 million in 2020 to $162.7 million in 2021 but declined as a percentage of revenue to 7.9% in 2021 from 9.0% in 2020. The increase in selling, general and administrative expense was attributable, in part, to a $7.7 million increase in selling expense due to a $10.0 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, offset, in part, by a $2.3 million decrease in non-variable selling expenses primarily related to the timing of sales office and model openings and a reduction in marketing costs. The increase in selling, general and administrative expense was also attributable to a $1.2 million increase in general and administrative expense, which was primarily related to a $2.5 million increase in compensation related expenses as a result of increased employee headcount and an increase in incentive compensation due to improved results, offset partially by a $1.3 million decrease in land-related expenses.
During 2021, we experienced a 5% decrease in new contracts in our Southern region, from 5,684 in 2020 to 5,417 in 2021 as a result of a decrease in our average number of communities and limiting sales in certain communities during the period. Backlog increased 14% from 2,574 homes at December 31, 2020 to 2,945 homes at December 31, 2021 primarily due to changes in product type and market mix, along with improvement in demand across our Southern markets compared to prior year. Average sales price in backlog increased to $493,000 at December 31, 2021 from $406,000 at December 31, 2020 primarily due to a change in product type and market mix and improved demand in our Southern Region. During 2021, we opened 32 communities in our Southern region compared to 40 in 2020. Our monthly absorption rate in our Southern region improved to 4.7 per community in 2021 from 3.9 per community in 2020.
Financial Services. Revenue from our mortgage and title operations increased $15.0 million, or 17%, from $87.0 million for the twelve months ended December 31, 2020 to a record $102.0 million for the twelve months ended December 31, 2021 as a result of an 11% increase in the number of loan originations, from 5,888 in 2020 to 6,525 in 2021, and an increase in the average loan amount from $313,000 in 2020 to $343,000 in 2021.
Our financial service operations ended 2021 with an $8.9 million increase in operating income compared to 2020, which was primarily due to the increase in our revenue discussed above partially offset by a $6.1 million increase in selling, general and administrative expense compared to 2020. The increase in selling, general and administrative expense was attributable to an increase in compensation expense related to our increase in employee headcount and an increase in incentive compensation due to improved results.
At December 31, 2021, M/I Financial provided financing services in all of our markets. Approximately 84% of our homes delivered during 2021 were financed through M/I Financial, compared to 85% during 2020. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expense increased $6.3 million, from $62.3 million in 2020 to $68.6 million in 2021. The increase was primarily due to a $4.3 million increase in compensation expense due to increased headcount during the period, a $1.2 million increase related to costs associated with new information systems and a $0.8 million increase in advertising expenses.
Other income. Other income includes a $1.9 million gain on the sale of a non-operating asset that occurred during the fourth quarter of 2021 (see Note 1 to our Consolidated Financial Statements for more information) and equity in income from joint venture arrangements. Equity in income from joint venture arrangements represents our portion of pre-tax earnings from our joint venture arrangements where a special purpose entity is established (“LLCs”) with the other partners. The Company earned $0.1 million and $0.5 million of equity in income from its LLCs during 2021 and 2020, respectively.
Interest Expense - Net. Interest expense for the Company decreased $7.5 million from $9.7 million in the twelve months ended December 31, 2020 to $2.2 million in the twelve months ended December 31, 2021. This decrease was primarily the result of a decrease in average borrowings during 2021 compared to prior year, the redemption of our 2025 Senior Notes during the third quarter of 2021, the issuance of our 2030 Senior Notes, which were not outstanding during 2020 and have a lower interest rate than the 2025 Senior Notes and higher interest capitalization due to the high level of inventory we have under development compared to the prior year. Our weighted average borrowings decreased from $767.5 million in 2020 to $716.7 million in 2021. Our weighted average borrowing interest rate increased slightly from 5.53% in 2020 to 5.55% in the 2021 as a result of a change in the mix of borrowings in the current year compared to prior year.

Income Taxes. Our overall effective tax rate was 22.1% for the year ended December 31, 2021 and 22.6% for the year ended December 31, 2020. The decrease in the effective rate for the twelve months ended December 31, 2021 was primarily attributable to a $12.7 million tax benefit related to energy tax credits (see Note 14 to our Consolidated Financial Statements for more information).

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

Adjusted housing gross margin for each of our reportable segments is calculated as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020

Northern region:
Housing revenue	$1,591,125	$1,252,597
Housing cost of sales	1,260,721	1,019,860

Housing gross margin	330,404	232,737
Add: Impairment (a)	—	8,435

Adjusted housing gross margin	$330,404	$241,172

Housing gross margin percentage	20.8%	18.6%
Adjusted housing gross margin percentage	20.8%	19.3%

Southern region:
Housing revenue	$2,039,344	$1,687,365
Housing cost of sales	1,566,089	1,331,761

Housing gross margin	473,255	355,604
Add: Stucco-related charges (b)	—	860

Adjusted housing gross margin	$473,255	$356,464

Housing gross margin percentage	23.2%	21.1%
Adjusted housing gross margin percentage	23.2%	21.1%
(a)Represents asset impairment charges taken during the respective periods.
(b)Represents warranty charges, net of recoveries, for stucco-related repair costs in certain of our Florida communities taken during 2020. See Note 8 to our Consolidated Financial Statements for further information.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
For a comparison of our results of operations for the fiscal years ended December 31, 2020 and December 31, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 19, 2021.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity
At December 31, 2021, we had $236.4 million of cash, cash equivalents and restricted cash, with $236.0 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $24.6 million decrease in unrestricted cash and cash equivalents from December 31, 2020. Our principal uses of cash during 2021 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, debt service requirements, including the redemption of our 2025 Senior Notes, and the repurchase of $51.5 million of our outstanding common shares under our 2021 Share Repurchase Program during the third and fourth quarters of 2021. In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans and the sale of mortgage servicing rights, as well as excess cash balances, proceeds from the issuance of our 2030 Senior Notes (as described below), borrowings under our credit facilities, and other sources of liquidity.

The Company is a party to three primary credit agreements: (1) the Credit Facility, our $550 million unsecured revolving credit facility, with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly-owned homebuilding subsidiaries; (2) the MIF Mortgage Warehousing Agreement, our $175 million secured mortgage warehousing agreement (which increased to $210 million from September 25, 2021 to October 15, 2021 and to $235 million from November 15, 2021 to February 4, 2022), with M/I Financial as borrower; and (3) the MIF Mortgage Repurchase Facility, our $90 million mortgage repurchase agreement, with M/I Financial as borrower.

In August 2021, we issued $300.0 million aggregate principal amount of our 2030 Senior Notes at par, for net proceeds of approximately $296.0 million. We used $257.9 million of the net proceeds to redeem all $250.0 million aggregate principal amount of our outstanding 2025 Senior Notes at a redemption price of 102.813% of the principal amount, plus accrued and unpaid interest thereon. As of December 31, 2021, there were no borrowings outstanding and $85.0 million of letters of credit outstanding under the Credit Facility, leaving $465.0 million in available borrowings.

As of December 31, 2021, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities totaling an aggregate principal amount of $966.2 million, with $266.2 million payable within 12 months. Future interest payments associated with these notes payable totaled $229.3 million as of December 31, 2021, with $31.6 million payable within 12 months.
We expect to continue managing our balance sheet and liquidity carefully in 2022 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in 2022 from cash receipts and availability under our credit facilities, as well as excess cash balances.
During the year ended December 31, 2021, we delivered 8,638 homes, started 9,506 homes, and spent $630.1 million on land purchases and $421.8 million on land development.
We are selectively acquiring and developing lots in our markets to replenish and increase our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of December 31, 2021, we had a total of 19,364 lots under contract, with an aggregate purchase price of approximately $816.1 million, to be acquired during the period from 2022 through 2029.
Our off-balance sheet arrangements relating to our homebuilding operations include joint venture arrangements, land option agreements, guarantees and indemnifications associated with acquiring and developing land, and the issuance of letters of credit and completion bonds. Our use of these arrangements is for the purpose of securing the most desirable lots on which to build homes for our homebuyers in a manner that we believe reduces the overall risk to the Company. See Note 6 to our Consolidated Financial Statements for more information regarding these arrangements.

Operating Cash Flow Activities. During 2021, we used $16.8 million of cash in operating activities, compared to generating $168.3 million of cash from operating activities in 2020. The cash used in operating activities in 2021 was primarily a result of a $508.2 million increase in inventory, along with payments for mortgage loan originations which exceeded the proceeds from the sale of mortgage loans by $43.9 million, offset by net income of $396.9 million and a $121.7 million increase in accounts payable, customer deposits and other liabilities. The cash provided by operating activities in 2020 was primarily a result of net income of $239.9 million and a $128.7 million increase in accounts payable, customer deposits and other liabilities, offset partially by payments for mortgage loan originations which exceeded the proceeds from the sale of mortgage loans by $78.7 million and a $134.9 million increase in inventory.

Investing Cash Flow Activities. During 2021, we used $51.7 million of cash in investing activities, compared to using $33.9 million of cash in investing activities during 2020. This $17.8 million increase in cash usage was primarily due to an increase in our investments in joint venture arrangements.

Financing Cash Flow Activities. During 2021, we generated $44.1 million of cash from our financing activities, compared to generating $120.3 million of cash during 2020. The cash generated from financing activities in 2021 was primarily due to the issuance of $300.0 million of our 2030 Senior Notes, net of debt issuance costs, for $296.0 million, and net borrowings under our two M/I Financial credit facilities of $40.5 million, offset partially by the redemption of all $250.0 million of our then outstanding 2025 Senior Notes, and the repurchase of $51.5 million of our outstanding common shares during 2021 .

On July 28, 2021, the Company announced that its Board of Directors authorized the 2021 Share Repurchase Program pursuant to which the Company may purchase up to $100 million of its outstanding common shares (see Note 16 to our Consolidated Financial Statements). During 2021, the Company repurchased 0.8 million common shares with an aggregate purchase price of $51.5 million which was funded with cash on hand. As of December 31, 2021, the Company was authorized to repurchase an additional $48.5 million of outstanding common shares under the 2021 Share Repurchase Program. On February 17, 2022, the Company announced that its Board of Directors approved an increase to its 2021 Share Repurchase Program by an additional

$100 million, leaving up to $148.5 million available for repurchase. See Note 17 to our Consolidated financial Statements and “Item 9B. Other Information”, for more information regarding the increase in the 2021 Share Repurchase Program.

Based on current market conditions, expected capital needs and availability, and the current market price of the Company’s common shares, we expect to continue repurchasing shares during the first quarter of 2022. The timing and amount of any purchases under the 2021 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements. The 2021 Share Repurchase Program replaced and superseded the share repurchase program authorized by the Board of Directors in 2018 which authorized the repurchase of $50 million of the Company’s common shares (the “2018 Share Repurchase Program”).

At December 31, 2021 and December 31, 2020, our ratio of homebuilding debt to capital was 30% and 34%, respectively, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes, our 2028 Senior Notes, our 2025 Senior Notes, and Notes Payable-Other) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of December 31, 2021:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$465,037
Notes payable – financial services (b)	(b)	$266,160	$2,043
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $1.3 billion of availability for additional senior debt at December 31, 2021. As a result, the full $550 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $85.0 million of letters of credit outstanding at December 31, 2021, leaving $465.0 million available. The Credit Facility has an expiration date of July 18, 2025.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements as of December 31, 2021 was $325 million, which included a temporary increase for the MIF Mortgage Warehouse Agreement applicable through February 4, 2022 (as described below) at which time the maximum aggregate commitment amount under the two agreements reverted to $265 million. The MIF Mortgage Warehousing Agreement has an expiration date of May 27, 2022 and the MIF Mortgage Repurchase Facility has an expiration date of October 24, 2022.

Notes Payable - Homebuilding.
Homebuilding Credit Facility. The Credit Facility provides for an aggregate commitment amount of $550 million, and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $700 million, subject to obtaining additional commitments from lenders. The Credit Facility matures on July 18, 2025. Interest on amounts borrowed under the Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of one-month LIBOR (subject to a floor of 0.25%) plus a margin of 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio). The Credit Facility includes a provision for the replacement of LIBOR under certain circumstances where one-month LIBOR is no longer available.
Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $150 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $1.1 billion at December 31, 2021 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility). On February 16, 2022, the Company amended its Credit Facility to eliminate specified limits on the Company to make investments in its subordinated debt and capital stock. Such investments are subject to the Company’s compliance with the other covenants and provisions in the Credit Facility.
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
As of December 31, 2021, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of December 31, 2021:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$1,087.4	$1,548.1
Leverage Ratio	≤	0.60	0.25
Interest Coverage Ratio	≥	1.5 to 1.0	17.0 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$464.4	$6.8
Unsold Housing Units and Model Homes	≤	3,053	784
Notes Payable - Financial Services.
MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides a maximum borrowing availability of $175 million, which increased to $210 million from September 25, 2021 to October 15, 2021 and increased to $235 million from November 15, 2021 to February 4, 2022, which were periods of expected increases in the volume of mortgage originations. The MIF Mortgage Warehousing Agreement expires on May 27, 2022. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month LIBOR rate (subject to a floor of 0.5%) plus a spread of 190 basis points. The MIF Mortgage Warehousing Agreement includes a provision for the replacement of LIBOR under certain circumstances where one-month LIBOR is no longer available.
As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Warehousing Agreement was set at approximately one year and is under consideration for extension annually by the participating lenders. We expect to extend the MIF Mortgage Warehousing Agreement on or prior to the current expiration date of May 27, 2022, but we cannot provide any assurance that we will be able to obtain such an extension.
The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans originated by M/I Financial that are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement.
As of December 31, 2021, there was $196.8 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of December 31, 2021:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	8.7 to 1.0
Liquidity	≥	$7.0	$30.5
Adjusted Net Income	>	$0.0	$35.9
Tangible Net Worth	≥	$15.0	$33.7
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The MIF Mortgage Repurchase Facility provides for a maximum borrowing availability of $90 million. The MIF Mortgage Repurchase Facility expires on October 24, 2022. As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Repurchase Facility was set at approximately one year, and is under consideration for extension annually by the participating lender.
M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the one-month LIBOR rate (subject to a floor of 0.75% or 0.625% based on the type of loan ) plus 175 or 200 basis points depending on the loan type. The MIF Mortgage Repurchase Facility includes a provision for the replacement of LIBOR under certain circumstances where one-month LIBOR is no longer available. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the MIF Mortgage Repurchase Facility. As of December 31, 2021, there was $69.4 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants under the MIF Mortgage Repurchase Facility as of December 31, 2021.

Senior Notes.
3.95% Senior Notes. On August 23, 2021, the Company issued $300.0 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of December 31, 2021, the Company was in compliance with all terms, conditions, and covenants under the indenture.

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

4.95% Senior Notes. On January 22, 2020, the Company issued $400.0 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of December 31, 2021, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 11 to our Consolidated Financial Statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.
Supplemental Financial Information.

As of December 31, 2021, M/I Homes, Inc. had $300.0 million aggregate principal amount of its 2030 Senior Notes and $400.0 million aggregate principal amount of its 2028 Senior Notes outstanding.

The 2030 Senior Notes and the 2028 Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of M/I Homes, Inc.’s subsidiaries (the “Subsidiary Guarantors”) with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by M/I Homes, Inc. or another subsidiary, and other subsidiaries designated as Unrestricted Subsidiaries (as defined in the indentures governing the 2030 Senior Notes and the 2028 Senior Notes), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indentures governing the 2030 Senior Notes and the 2028 Senior Notes (the “Non-Guarantor Subsidiaries”). The Subsidiary Guarantors of the 2030 Senior Notes, the 2028 Senior Notes and the Credit Facility are the same and are listed on Exhibit 22 to this Form 10-K.
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

Summarized Balance Sheet Data

(In thousands)	December 31, 2021
Assets:
Cash	$203,381
Investment in joint venture arrangements	$50,648
Amounts due from Non-Guarantor Subsidiaries	$6,455
Total assets	$2,897,385

Liabilities and Shareholders’ Equity:
Total liabilities	$1,320,337
Shareholders’ equity	$1,577,048

Summarized Statement of Income Data

Year Ended
(In thousands)	December 31, 2021
Revenues	$3,643,859
Land and housing costs	$2,836,972
Selling, general and administrative expense	$349,478
Income before income taxes	$452,036
Net income	$352,028

Weighted Average Borrowings. In 2021 and 2020, our weighted average borrowings outstanding were $716.7 million and $767.5 million, respectively, with a weighted average interest rate of 5.55% and 5.53%, respectively. The decrease in our weighted average borrowings related to a decrease in borrowings under our two MIF credit facilities during 2021 compared to 2020.
At both December 31, 2021 and December 31, 2020, we had no borrowings outstanding under the Credit Facility. During the twelve months ended December 31, 2021, the average daily amount outstanding and the maximum amount outstanding under the Credit Facility were both zero, and during the twelve months ended December 31, 2020, the average daily amount outstanding under the Credit Facility was $17.3 million and the maximum amount outstanding under the Credit Facility was $111.3 million. Based on our currently anticipated spending on home construction, overhead expenses, share repurchases and land acquisition and development in 2022, offset by expected cash receipts from home deliveries and other sources, we may borrow under the Credit Facility during 2022, but do not expect the peak amount outstanding to exceed $150 million. The actual amount borrowed in 2022 (and the estimated peak amount outstanding) and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2021 Share Repurchase Program and any other extraordinary events or transactions.  The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $85.0 million of letters of credit issued and outstanding under the Credit Facility at December 31, 2021. During 2021, the average daily amount of letters of credit outstanding under the Credit Facility was $79.0 million and the maximum amount of letters of credit outstanding under the Credit Facility was $95.6 million.

At December 31, 2021, M/I Financial had $196.8 million outstanding under the MIF Mortgage Warehousing Agreement.  During 2021, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $17.9 million and the maximum amount outstanding was $196.8 million, which occurred during December, while the temporary increase provision was in effect and the maximum borrowing availability was $235.0 million.
At December 31, 2021, M/I Financial had $69.4 million outstanding under the MIF Mortgage Repurchase Facility.  During 2021, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $43.2 million and the maximum amount outstanding was $78.6 million, which occurred during April.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permitted borrowings of up to $875 million at December 31, 2021, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.
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

The table below shows the notional amounts of our financial instruments at December 31, 2021 and 2020:

	December 31,
Description of Financial Instrument (in thousands)	2021	2020
Whole loan contracts and related committed IRLCs	$782	$2,354
Uncommitted IRLCs	228,831	208,500
FMBSs related to uncommitted IRLCs	223,000	183,000
Whole loan contracts and related mortgage loans held for sale	3,785	78,142
FMBSs related to mortgage loans held for sale	251,000	131,000
Mortgage loans held for sale covered by FMBSs	263,088	148,331

The table below shows the measurement of assets and liabilities at December 31, 2021 and 2020:

	December 31,
Description of Financial Instrument (in thousands)	2021	2020
Mortgage loans held for sale	$275,655	$234,293
Forward sales of mortgage-backed securities	4,477	(1,640)
Interest rate lock commitments	(487)	1,664
Whole loan contracts	(62)	(422)
Total	$279,583	$233,895

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
Description (in thousands)	2021	2020	2019
Mortgage loans held for sale	$(2,586)	$318	$(2,261)
Forward sales of mortgage-backed securities	6,117	(1,304)	2,969
Interest rate lock commitments	(2,143)	964	(370)
Whole loan contracts	353	(360)	173
Total gain (loss) recognized	$1,741	$(382)	$511

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2021. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at December 31, 2021. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total	12/31/2021
ASSETS:
Mortgage loans held for sale:
Fixed rate	$280,788	—	—	—	—	—	$280,788	$275,655
Weighted average interest rate	3.02%	—	—	—	—	—	3.02%

LIABILITIES:
Long-term debt — fixed rate	—	—	—	—	—	$700,000	$700,000	$708,375
Weighted average interest rate	—	—	—	—	—	4.52%	4.52%
Short-term debt — variable rate	$266,160	—	—	—	—	—	$266,160	$266,160
Weighted average interest rate	2.40%	—	—	—	—	—	2.40%

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of M/I Homes, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction, and common costs that benefit the entire community, less impairments, if any.  Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the inventory is impaired, at which point the inventory is written down to fair value. Management assesses inventory for recoverability on a quarterly basis to determine if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. The inventory balance was $2.45 billion and $1.92 billion at December 31, 2021 and 2020, respectively.

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
•We tested the effectiveness of controls over management’s evaluation of impairment indicators.
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
February 17, 2022

We have served as the Company’s auditor since 1976.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share amounts)	2021	2020	2019

Revenue	$3,745,887	$3,046,145	$2,500,290
Costs and expenses:
Land and housing	2,836,972	2,361,367	2,005,861
Impairment of inventory and investment in joint venture arrangements	—	8,435	5,002
General and administrative	192,009	177,547	147,954
Selling	198,610	179,535	154,384
Other income	(2,046)	(466)	(311)
Interest	2,156	9,684	21,375
Loss on early extinguishment of debt	9,072	—	—
Total costs and expenses	$3,236,773	$2,736,102	$2,334,265

Income before income taxes	509,114	310,043	166,025

Provision for income taxes	112,246	70,169	38,438

Net income	$396,868	$239,874	$127,587

Earnings per common share:
Basic	$13.64	$8.38	$4.58
Diluted	$13.28	$8.23	$4.48

Weighted average shares outstanding:
Basic	29,092	28,610	27,846
Diluted	29,880	29,152	28,475

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2021	2020

ASSETS:
Cash, cash equivalents and restricted cash	$236,368	$260,810
Mortgage loans held for sale	275,655	234,293
Inventory	2,452,434	1,916,608
Property and equipment - net	37,648	26,612
Investment in joint venture arrangements	57,121	34,673
Operating lease right-of-use assets	50,950	52,291
Deferred income tax asset	10,251	6,183
Goodwill	16,400	16,400
Other assets	103,026	95,175
TOTAL ASSETS	$3,239,853	$2,643,045

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$244,505	$185,669
Customer deposits	107,864	72,635
Operating lease liabilities	51,497	52,474
Other liabilities	226,969	183,583
Community development district obligations	20,089	8,196
Obligation for consolidated inventory not owned	2,768	9,914
Notes payable bank - financial services operations	266,160	225,634
Notes payable - other	4,549	4,072
Senior notes due 2025 - net	—	247,613
Senior notes due 2028 - net	395,331	394,557
Senior notes due 2030 - net	295,937	—
TOTAL LIABILITIES	$1,615,669	$1,384,347

Commitments and contingencies (Note 8)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both December 31, 2021 and 2020; issued 30,137,141 shares at both December 31, 2021 and 2020	$301	$301
Additional paid-in capital	347,452	339,001
Retained earnings	1,345,321	948,453
Treasury shares - at cost - 1,637,511 and 1,323,292 shares at December 31, 2021 and 2020, respectively	(68,890)	(29,057)
TOTAL SHAREHOLDERS’ EQUITY	$1,624,184	$1,258,698
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,239,853	$2,643,045
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2018	27,516,218	$301	$330,517	$580,992	$(56,507)	$855,303
Net income	—	—	—	127,587	—	127,587
Repurchase of common shares	(201,088)	—	—	—	(5,150)	(5,150)
Stock options exercised	954,370	—	(1,204)	—	20,848	19,644
Stock-based compensation expense	—	—	5,846	—	—	5,846
Deferral of executive and director compensation	—	—	247	—	—	247
Executive and director deferred compensation distributions	116,956	—	(2,545)	—	2,545	—
Balance at December 31, 2019	28,386,456	$301	$332,861	$708,579	$(38,264)	$1,003,477
Net income	—	—	—	239,874	—	239,874
Repurchase of common shares	(80,000)	—	—	—	(1,912)	(1,912)
Stock options exercised	422,820	—	636	—	9,270	9,906
Stock-based compensation expense	—	—	7,138	—	—	7,138
Deferral of executive and director compensation	—	—	215	—	—	215
Executive and director deferred compensation distributions	84,573	—	(1,849)	—	1,849	—
Balance at December 31, 2020	28,813,849	$301	$339,001	$948,453	$(29,057)	$1,258,698
Net income	—	—	—	396,868	—	396,868
Repurchase of common shares	(842,500)		—	—	(51,520)	(51,520)
Stock options exercised	452,100	—	1,227	—	10,014	11,241
Stock-based compensation expense	—	—	8,559	—	—	8,559
Deferral of executive and director compensation	—	—	338	—	—	338
Executive and director deferred compensation distributions	76,181	—	(1,673)	—	1,673	—
Balance at December 31, 2021	28,499,630	$301	$347,452	$1,345,321	$(68,890)	$1,624,184

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$396,868	$239,874	$127,587
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of inventory and investment in joint venture arrangements	—	8,435	5,002
Equity in income from joint venture arrangements	(103)	(466)	(311)
Mortgage loan originations	(2,239,928)	(1,843,576)	(1,382,695)
Net gain from property disposals	(1,943)	—	(448)
Proceeds from the sale of mortgage loans	2,195,980	1,764,845	1,394,841
Fair value adjustment of mortgage loans held for sale	2,586	(318)	2,261
Capitalization of originated mortgage servicing rights	(16,213)	(6,048)	(4,684)
Amortization of mortgage servicing rights	1,640	2,427	1,547
Gain on sale of mortgage servicing rights	(1,135)	(33)	—
Depreciation	12,691	12,636	11,691
Amortization of debt discount and debt issue costs	2,584	2,515	2,712
Loss on early extinguishment of debt, including transaction costs	2,040	950	—
Stock-based compensation expense	8,559	7,138	5,846
Deferred income tax expense	(4,068)	3,448	3,851
Change in assets and liabilities:
Inventory	(508,189)	(134,941)	(88,358)
Other assets	2,329	(17,253)	(2,072)
Accounts payable	58,836	60,643	(6,485)
Customer deposits	35,229	38,173	2,407
Accrued compensation	7,732	9,420	3,944
Other liabilities	27,682	20,465	(11,005)
Net cash (used in) provided by operating activities	(16,823)	168,334	65,631

INVESTING ACTIVITIES:
Purchase of property and equipment	(25,301)	(11,677)	(4,526)
Return of capital from joint venture arrangements	1,213	2,477	812
Investment in and advances to joint venture arrangements	(51,622)	(28,539)	(30,188)
Proceeds from sale of mortgage servicing rights	15,417	3,869	—
Proceeds from sale of property	8,571	—	6,308
Net cash used in investing activities	(51,722)	(33,870)	(27,594)

FINANCING ACTIVITIES:
Repayment of senior notes	(250,000)	(300,000)	—
Proceeds from issuance of senior notes	300,000	400,000	—
Proceeds from bank borrowings - homebuilding operations	—	306,800	696,500
Repayments of bank borrowings - homebuilding operations	—	(372,800)	(747,900)
Net proceeds from (net repayments of) bank borrowings - financial services operations	40,526	88,730	(16,264)
Proceeds from (principal repayments of) notes payable-other and community development district bond obligations	478	(1,756)	(110)
Repurchase of common shares	(51,520)	(1,912)	(5,150)
Debt issue costs	(6,622)	(8,705)	(203)
Proceeds from exercise of stock options	11,241	9,906	19,644
Net cash provided by (used in) financing activities	44,103	120,263	(53,483)
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,442)	254,727	(15,446)
Cash, cash equivalents and restricted cash balance at beginning of period	260,810	6,083	21,529
Cash, cash equivalents and restricted cash balance at end of period	$236,368	$260,810	$6,083

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$1,056	$7,811	$18,962
Income taxes	$109,881	$63,666	$36,993

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$11,893	$(5,335)	$1,139
Consolidated inventory not owned	$(7,146)	$1,980	$(11,374)
Distribution of single-family lots from joint venture arrangements	$28,064	$29,740	$27,672
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies
Business.  M/I Homes, Inc. and its subsidiaries (the “Company” or “we”) is engaged primarily in the construction and sale of single-family residential homes in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Orlando and Sarasota, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina and Nashville, Tennessee.  The Company designs, sells and builds single-family homes on developed lots, which it develops or purchases ready for home construction.  The Company also purchases undeveloped land to develop into developed lots for future construction of single-family homes and, on a limited basis, for sale to others.  Our homebuilding operations operate across two geographic regions in the United States.  Within these regions, our operations have similar economic characteristics; therefore, they have been aggregated into two reportable homebuilding segments: Southern homebuilding and Northern homebuilding.
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
Cash, Cash Equivalents and Restricted Cash.  Cash and cash equivalents are liquid investments with an initial maturity of three months or less. Amounts in transit from title companies for homes delivered are included in this balance at December 31, 2021 and 2020, respectively. Restricted cash consists of cash held in escrow. Cash, Cash Equivalents and Restricted Cash includes restricted cash balances of $0.3 million and $0.1 million at December 31, 2021 and 2020, respectively.

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
As of December 31, 2021, our projections generally assume a gradual improvement in market conditions over time. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of both December 31, 2021 and December 31, 2020, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.
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

Property and Equipment-net. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following are the major classes of depreciable assets and their estimated useful lives:

	Year Ended December 31,
(In thousands)	2021		2020
Office furnishings, leasehold improvements, computer equipment and computer software	$38,178		$37,567
Transportation and construction equipment	20,540	(a)	10,045
Property and equipment	58,718		47,612
Accumulated depreciation	(21,070)		(21,000)
Property and equipment, net	$37,648		$26,612

Estimated Useful Lives
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment (a)	5-25 years
(a)During the fourth quarter of 2021, the Company sold its airplane and purchased another airplane for a net change in asset value of $10.5 million. The asset is included in the table above within Transportation and construction equipment and within Property and Equipment - Net on our Consolidated Balance Sheet. Depreciation is computed using the straight-line method over the respective estimated useful lives of the parts of the airplane. Maintenance and repair expenditures are charged to selling, general and administrative expense as incurred. The sale of the airplane was with an unrelated party and resulted in a gain of $1.9 million that is included in Other income on the Company’s Consolidated Statement of Operations.
Depreciation expense was $7.5 million, $6.8 million and $5.9 million in 2021, 2020 and 2019, respectively.
Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. As a result of the Company’s acquisition of the homebuilding assets and operations of Pinnacle Homes in Detroit, Michigan on March 1, 2018, the Company recorded goodwill of $16.4 million, which is included as Goodwill in our Consolidated Balance Sheets. This amount was based on the estimated fair values of the acquired assets and assumed liabilities at the date of the acquisition in accordance with ASC 350, Intangibles, Goodwill and Other (“ASC 350”). The Company performed its annual goodwill impairment analysis during the fourth quarter of 2021, and no impairment was recorded at December 31, 2021. See Note 12 to the Company’s Consolidated Financial Statements for further discussion.
Other Assets.  Other assets at December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31,
(In thousands)	2021	2020
Development reimbursement receivable from local municipalities	$29,062	$22,237
Mortgage servicing rights	8,361	9,237
Prepaid expenses	15,591	15,918
Prepaid acquisition costs	8,186	10,092
Other	41,826	37,691
Total other assets	$103,026	$95,175

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
Our warranty reserve amounts are based upon historical experience and geographic location. While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. At December 31, 2021 and 2020, warranty reserves of $29.7 million and $29.0 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets. See Note 8 to our Consolidated Financial Statements for additional information related to our warranty reserves, including reserves related to stucco-related repairs in certain of our Florida communities.
Self-insurance Reserves. Self-insurance reserves are made for estimated liabilities associated with employee health care, workers’ compensation, and general liability insurance.  Our workers’ compensation claims are insured by a third party. The reserves related to employee health care and workers’ compensation are based on historical experience and open case reserves.  Our general liability claims are insured by a third party, subject to a self-insured retention (“SIR”).    The Company records a reserve for general liability claims falling below the Company’s SIR.  The reserve estimate is based on an actuarial evaluation of our past history of general liability claims, other industry specific factors and specific event analysis.  At December 31, 2021 and 2020, self-insurance reserves of $2.9 million and $2.8 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.  The Company recorded expenses totaling $11.4 million, $10.1 million and $9.5 million for all self-insured and general liability claims during the years ended December 31, 2021, 2020 and 2019, respectively.
Other Liabilities.  Other liabilities at December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31,
(In thousands)	2021	2020
Accruals related to land development	$90,786	$64,580
Warranty	29,728	29,012
Payroll and other benefits	51,724	44,330
Other	54,731	45,661
Total other liabilities	$226,969	$183,583

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
We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans are sold and/or related servicing rights are sold to third party investors or retained and managed under a third party sub-service arrangement. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee (note that guarantees are excluded from the scope of ASC 606). As of December 31, 2021 and 2020, we retained mortgage servicing rights of 2,004 and 3,789 loans, respectively, for a total value of $8.4 million and $9.2 million, respectively. We recognize financial services revenue associated with our title operations as homes are delivered, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is delivered. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.
The following table presents our revenues disaggregated by revenue source:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Housing	$3,630,469	$2,939,962	$2,420,348
Land sales	13,390	19,170	24,619
Financial services (a)	102,028	87,013	55,323
Total revenue	$3,745,887	$3,046,145	$2,500,290
(a)Revenues include hedging gains of $1.6 million for the year ended December 31, 2021 and losses of $19.0 million and $12.1 million for the years ended December 31, 2020 and 2019, respectively. Hedging gains (losses) do not represent revenues recognized from contracts with customers.
Refer to Note 15 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 97% of our total revenues for the years ended December 31, 2021, 2020 and 2019, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 15 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

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
Recently Adopted Accounting Standards and SEC Guidance. In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP that are intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. Our adoption of this guidance did not have a material impact on our Consolidated Financial Statements and disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance became effective on March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued Accounting Standards Update 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”), which clarified the scope and application of the original guidance. We plan to adopt ASU 2020-04 and ASU 2021-01 when LIBOR is discontinued. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (“ASU 2020-06”), to address the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, the ASU will require entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We adopted the guidance on January 1, 2022 and the adoption did not have a material impact on our consolidated financial statements and disclosures.

In November 2020, the Securities and Exchange Commission (the “SEC”) issued Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information (“SEC Release No. 33-10890”). The rule was effective on February 10, 2021. Registrants are required to comply with the new rules beginning with the first fiscal year ending on or after August 9, 2021 but may early adopt the amended rules at any time after the effective date (on an item-by-item basis), as long as they provide disclosure responsive to an amended item in its entirety. Therefore, we elected to early adopt Items 301 and 302 of this rule on December 31, 2020, which eliminated the disclosure of certain selected financial data and supplementary financial data, which did not have a material impact on our consolidated financial statements and disclosures. We adopted the amendments related to Item 303 on December 31, 2021, which included (i) clarification of the objective of MD&A; (ii) enhancement and clarification of the disclosure requirements for liquidity and capital resources; (iii) elimination of tabular disclosure of contractual obligations; (iv) integration of disclosure of off-balance sheet arrangements within the context of the MD&A; (v) codification of prior SEC guidance on critical accounting estimates; and (vi) flexibility in comparison of the most recently completed quarter to either the corresponding quarter of the prior year or to the immediately preceding quarter. The adoption did not have a material impact on our consolidated financial statements and disclosures.
NOTE 2. Stock-Based and Deferred Compensation
We measure and recognize compensation expense associated with our grant of equity-based awards in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”), which generally requires that companies measure and recognize stock-based compensation expense in an amount equal to the fair value of share-based awards granted under compensation arrangements over the related vesting period. We have granted share-based awards to certain of our employees and directors in the form of stock options, director stock units, director restricted stock units and performance share units (“PSU’s”). Determining the fair value of share-based awards requires judgment to identify the appropriate valuation model and develop the assumptions.
Stock Incentive Plans
The Company maintains the M/I Homes, Inc. 2018 Long-Term Incentive Plan (the “2018 LTIP”), an equity compensation plan administered by the Compensation Committee of our Board of Directors. Under the 2018 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards (awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of our common shares), and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the 2018 LTIP authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 2,250,000 common shares, of which 642,487 remain available for grant at December 31, 2021.
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
Following is a summary of stock option activity for the year ended December 31, 2021, relating to the stock options awarded under the 2018 LTIP and the 2009 LTIP:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(a) (In thousands)
Options outstanding at December 31, 2020	1,625,400	$30.21	7.28	$22,882
Granted	435,500	52.54
Exercised	(452,100)	24.85
Forfeited	(14,200)	37.94
Options outstanding at December 31, 2021	1,594,600	$37.76	7.34	$39,016
Options vested or expected to vest at December 31, 2021	1,556,535	$37.63	7.32	$38,214
Options exercisable at December 31, 2021	576,500	$28.69	5.79	$19,308
(a)Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.
The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $15.3 million, $8.4 million and $14.5 million, respectively.
The fair value of our five-year service-based stock options granted during the years ended December 31, 2021, 2020 and 2019 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.66%	1.42%	2.51%
Expected volatility	31.66%	29.15%	28.81%
Expected term (in years)	5.5	5.6	5.9
Weighted average grant date fair value of options granted during the period	$15.69	$12.65	$9.06
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
Total stock-based compensation expense related to stock option awards that has been charged against income was $4.6 million, $3.9 million and $3.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, relating to the 2018 LTIP and the 2009 LTIP.  As of December 31, 2021, there was a total of $11.0 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 2.1 years for the service awards.
Director Restricted Stock Units and Stock Units
In 2021, the Company awarded each non-employee director 2,910 restricted stock units (20,370 restricted stock units in total) under the 2018 LTIP which will vest on the first anniversary of the date of grant (subject to the non-employee director’s continued service on the Board of Directors on the vesting date (except in the case of death or disability)) and will be settled in common shares (on a one-for-one basis) upon the director’s termination of service as a director.
The Company awarded its non-employee directors a total of 24,000 stock units under the 2018 LTIP during each of the years ended December 31, 2020 and 2019. Each stock unit is the equivalent of one common share, vests immediately and will be converted into a common share upon termination of service as a director. The grant date fair value for the director restricted stock units and the director stock units is based upon the closing price of our common shares on the date of grant. Stock-based compensation expense for our director restricted stock units is recognized over the period of the award (amortized over one year). Stock-based compensation expense for our director stock units, which vest immediately, is fully recognized on the day the award is granted. The Company recognized the stock-based compensation expense related to the awards of $0.9 million in 2021, and $0.7 million in both 2020 and 2019.
On May 5, 2009, the Company’s board of directors terminated the M/I Homes, Inc. 2006 Director Equity Incentive Plan (the “Director Equity Plan”).  Awards outstanding under the Director Equity Plan remain in effect in accordance with their respective terms.  At December 31, 2021, there were 8,059 stock units outstanding under the Director Equity Plan with a value of $0.2 million.
Performance Share Unit Awards
On February 16, 2021, February 18, 2020 and February 19, 2019, the Company awarded its executive officers (in the aggregate) a target number of PSU’s under the 2018 LTIP equal to 30,875, 45,771 and 53,692 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”) based on the related performance conditions and market conditions. The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative annual pre-tax income from operations, excluding extraordinary items as defined in the underlying award agreements with the executive officers, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value for PSU’s with a market condition (as defined in ASC 718) is estimated using the Monte Carlo simulation methodology, and the grant date fair value for PSU’s with a performance condition (as defined in ASC 718) is based upon the closing price of our common shares on the date of grant. The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $51.82 and $56.44, respectively, for the 2021 PSU’s, $42.23 and $37.51, respectively, for the 2020 PSU’s, and $27.62 and $32.52, respectively, for the 2019 PSU’s. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized $0.4 million in stock-based compensation expense during 2021 related to the Market Condition portion of the 2021, 2020 and 2019 PSU awards. There was a total of $0.2 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2021 and 2020 PSU awards as of December 31, 2021. At December 31, 2021, the Market Condition for the 2019 PSU awards was met, and the Company recorded $0.3 million of stock-based compensation expense. Based on these results and board approval, 12,433 PSU’s vested during the first quarter of 2022 with respect to the portion of the 2019 PSU’s subject to the Market Condition.
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
The Company recognized $0.2 million and $1.4 million of stock-based compensation expense related to the Performance Condition portion of the 2021 and 2020 PSU awards, respectively, during 2021 based on the probability of attaining the Performance Conditions. The Company has $0.4 million and $0.7 million of unrecognized stock-based compensation expense related to the Performance Condition portion of the 2021 and 2020 PSU awards, respectively, at December 31, 2021. The Company recognized $1.0 million of stock-based compensation expense related to the Performance Condition portion of the 2019 PSU awards as of December 31, 2021 based on the achievement of the maximum performance level. Based on these results and board approval, 63,227 PSU’s vested during the first quarter of 2022 with respect to the portion of the 2019 PSU awards subject to the Performance Condition.
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
Compensation expense deferred into the Executive Plan and the Director Plan (together the “Plans”) totaled $0.3 million for the year ended December 31, 2021 and $0.2 million for the years ended December 31, 2020 and 2019.  The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans.  One equity unit is the equivalent of one common share.  Equity units and the related dividends (if any) will be converted and generally distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company.  Distributions from the Plans totaled $0.3 million, $0.4 million, and $0.2 million during the years ended December 31, 2021, 2020 and 2019, respectively.  As of December 31, 2021, there were a total of 47,874 equity units with a value of $1.4 million outstanding under the Plans.  The aggregate fair market value of these units at December 31, 2021, based on the closing price of the underlying common shares, was approximately $3.0 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $1.4 million as of December 31, 2021.  Common shares are issued from treasury shares upon distribution of equity units from the Plans.
Profit Sharing and Retirement Plan
The Company has a profit-sharing and retirement plan that covers substantially all Company employees and permits participants to make contributions to the plan on a pre-tax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Company contributions to the plan are also made at the discretion of the Company’s board of directors based on the Company’s profitability and resulted in a $4.7 million, $3.9 million and $2.9 million expense (net of plan expenses) for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company sells loans on a servicing released or servicing retained basis, and receives servicing compensation.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of mortgage servicing rights was $8.4 million at December 31, 2021. The carrying value and fair value of mortgage servicing rights was $9.4 million and $9.2 million, respectively, at December 31, 2020. This $0.2 million decrease in the value of our mortgage servicing rights was caused by the disruption in the mortgage industry as a result of the COVID-19 pandemic, and was recorded as a decrease in revenue to bring the carrying value down to the fair value, for a net valuation allowance and impairment of $0.2 million for the year ended December 31, 2020.
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
The table below shows the notional amounts of our financial instruments at December 31, 2021 and 2020:

	December 31,
Description of Financial Instrument (in thousands)	2021	2020
Whole loan contracts and related committed IRLCs	$782	$2,354
Uncommitted IRLCs	228,831	208,500
FMBSs related to uncommitted IRLCs	223,000	183,000
Whole loan contracts and related mortgage loans held for sale	3,785	78,142
FMBSs related to mortgage loans held for sale	251,000	131,000
Mortgage loans held for sale covered by FMBSs	263,088	148,331
The following table sets forth the amount of gain (loss) recognized, within our revenue in the Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
Description (in thousands)	2021	2020	2019
Mortgage loans held for sale	$(2,586)	$318	$(2,261)
Forward sales of mortgage-backed securities	6,117	(1,304)	2,969
Interest rate lock commitments	(2,143)	964	(370)
Whole loan contracts	353	(360)	173
Total gain (loss) recognized	$1,741	$(382)	$511
The following tables set forth the fair value of the Company’s derivative instruments and their location within the Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	December 31, 2021		December 31, 2021
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$4,477	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	487
Whole loan contracts	Other assets	—	Other liabilities	62
Total fair value measurements		$4,477		$549

	Asset Derivatives		Liability Derivatives
	December 31, 2020		December 31, 2020
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$1,640
Interest rate lock commitments	Other assets	1,664	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	422
Total fair value measurements		$1,664		$2,062

Assets Measured on a Non-Recurring Basis
The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. Our determination of fair value is based on projections and estimates, which are Level 3 measurement inputs. For further explanation of the Company’s policy regarding our assessment of recoverability for assets measured on a non-recurring basis, see Note 1 to our Consolidated Financial Statements. The table below shows the level and measurement of assets measured on a non-recurring basis for the years ended December 31, 2021, 2020 and 2019:

		Year Ended December 31,
Description (in thousands)	Fair Value Hierarchy	2021	2020 (2)	2019 (2)

Adjusted basis of inventory (1)	Level 3	$—	$16,324	$12,321
Total losses		—	8,435	5,002

Initial basis of inventory (3)		$—	$24,759	$17,323
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2021 and 2020. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		December 31, 2021		December 31, 2020
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$236,368	$236,368	$260,810	$260,810
Mortgage loans held for sale	Level 2	275,655	275,655	234,293	234,293
Interest rate lock commitments	Level 2	—	—	1,664	1,664
Forward sales of mortgage-backed securities	Level 2	4,477	4,477	—	—
Liabilities:
Notes payable - financial services operations	Level 2	266,160	266,160	225,634	225,634
Notes payable - other	Level 2	4,549	5,015	4,072	3,647
Senior notes due 2025 (a)	Level 2	—	—	250,000	259,375
Senior notes due 2028 (a)	Level 2	400,000	414,000	400,000	421,000
Senior notes due 2030 (a)	Level 2	300,000	294,375	—	—
Interest rate lock commitments	Level 2	487	487	—	—
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	62	62	422	422
Forward sales of mortgage-backed securities	Level 2	—	—	1,640	1,640
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2021 and 2020:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2025, Senior Notes due 2028, and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at December 31, 2021 and 2020. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during 2021 under the Company’s $550 million unsecured revolving credit facility, dated July 18, 2013, as amended mostly recently in June 2021 (the “Credit Facility”), fluctuated daily with the one-month LIBOR rate plus a margin of 175 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 11 to our Consolidated Financial Statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial is a party to two credit agreements: (1) a $175 million secured mortgage warehousing agreement (which increased to $210 million from September 25, 2021 to October 15, 2021 and to $235 million from November 15, 2021 to February 4, 2022, which are periods of increased volume of mortgage originations), dated June 24, 2016, as amended (the “MIF Mortgage Warehousing Agreement”); and (2) a $90 million mortgage repurchase agreement, dated October 30, 2017, as amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during 2021 fluctuated with LIBOR. See Note 11 to our Consolidated Financial Statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
NOTE 4. Inventory and Capitalized Interest
Inventory
A summary of the Company’s inventory as of December 31, 2021 and 2020 is as follows:

	December 31,
(In thousands)	2021	2020
Single-family lots, land and land development costs	$1,125,738	$868,288
Land held for sale	4,312	4,623
Homes under construction	1,187,341	898,966
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2021 - $12,023; December 31, 2020 - $12,909)	59,268	81,264
Community development district infrastructure	20,089	8,196
Land purchase deposits	52,918	45,357
Consolidated inventory not owned	2,768	9,914
Total inventory	$2,452,434	$1,916,608
Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of December 31, 2021 and 2020, we had 1,266 homes (with a carrying value of $193.2 million) and 1,131 homes (with a carrying value of $186.9 million), respectively, included in homes under construction that were not subject to a sales contract.
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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Capitalized interest, beginning of period	$21,329	$21,607	$20,765
Interest capitalized to inventory	36,843	32,408	30,253
Capitalized interest charged to land and housing costs and expenses	(33,829)	(32,686)	(29,411)
Capitalized interest, end of period	$24,343	$21,329	$21,607

Interest incurred	$38,999	$42,092	$51,628
NOTE 5. Transactions with Related Parties
From time to time, in the ordinary course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.
The Company made a contribution of $2.0 million in 2021 to the M/I Homes Foundation, a charitable organization having certain officers and directors of the Company on its Board of Trustees.
The Company had a receivable of $0.2 million at both December 31, 2021 and 2020 due from an executive officer, relating to amounts owed to the Company for split-dollar life insurance policy premiums.  The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer.
NOTE 6. Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of December 31, 2021 and 2020, our investment in such joint venture arrangements totaled $57.1 million and $34.7 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Consolidated Balance Sheets. The increase from prior year was driven primarily by our cash contributions to our joint venture arrangements during 2021 of $51.6 million offset, in part, by lot distributions from our joint venture arrangements during 2021 of $28.1 million.
The majority of our investment in joint venture arrangements for both 2021 and 2020 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of December 31, 2021 and 2020, the Company had $50.6 million and $33.9 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of December 31, 2021 and 2020, the Company had $6.5 million and $0.8 million, respectively, of equity invested in LLCs. The Company’s percentage of ownership in these LLCs as of December 31, 2021 ranged from 25% to 50% and as of December 31, 2020 ranged from 25% to 74%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Consolidated Statements of Income. The Company’s equity in income relating to earnings from its LLCs was $0.1 million for year ended December 31, 2021, $0.5 million for the year ended December 31, 2020 and $0.3 million for the year ended December 31, 2019. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of December 31, 2021 was the amount invested of $57.1 million, which is reported as Investment in Joint Venture Arrangements on our Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
As of both December 31, 2021 and 2020, the Company used a discount rate of 16% in determining the fair value of investments in joint venture arrangements. In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the joint venture arrangement; and (3) the intent and ability of the Company to retain its investment in the joint venture arrangements for a period of time sufficient to allow for any anticipated recovery in market value. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.
Variable Interest Entities
With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our Consolidated Financial Statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a variable interest entity (“VIE”) and (2) if we are the primary beneficiary of the entity. To determine whether we are the primary beneficiary of an entity, we consider whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. This analysis considers, among other things, whether we have: the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If we determine that we are not able to control such activities, we are not considered the primary beneficiary of the VIE. As of December 31, 2021 and 2020, we have determined that no LLC in which we have an interest met the requirements of a VIE.
NOTE 7. Guarantees and Indemnifications
Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability.  In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $305.0 million and $21.1 million were covered under these guarantees as of December 31, 2021 and 2020, respectively. The increase in loans covered by these guarantees from December 31, 2020 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at December 31, 2021, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets. M/I Financial estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience.  Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.

M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $0.7 million and $0.6 million at December 31, 2021 and 2020, respectively.
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
The Company recorded a liability relating to the guarantees described above totaling $0.3 million and $0.4 million at December 31, 2021 and 2020, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
The Company has also provided certain other guarantees and indemnities in connection with the purchase and development of land, including environmental indemnities, and guarantees of the completion of land development.  The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure.  Actual future costs associated with these guarantees and indemnities could differ materially from our current estimated amounts. At December 31, 2021 and 2020, guarantees and indemnities of $2.5 million and $1.4 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.
NOTE 8. Commitments and Contingencies
Warranty
Our warranty reserves are included in Other Liabilities in the Company’s Consolidated Balance Sheets, as further explained in Note 1 to our Consolidated Financial Statements.  A summary of warranty activity for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
(In thousands)	2021	2020		2019
Warranty reserves, beginning of period	$29,012	$26,420		$26,459
Warranty expense on homes delivered during the period	20,877	17,913		14,685
Changes in estimates for pre-existing warranties	2,382	1,315		2,165
Charges related to stucco-related claims	—	860	(a)	—
Settlements made during the period	(22,543)	(17,496)		(16,889)
Warranty reserves, end of period	$29,728	$29,012		$26,420
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
During 2019, we did not record any charges for stucco-related repair costs, and we received a total of $1.1 million of recoveries that were recorded directly to income as they related to past stucco-related claims and we had no current charges. During 2020, we incurred $1.6 million of additional stucco-related charges, and we received a total of $0.7 million of recoveries for past stucco-related claims, resulting in a net charge of $0.9 million. Stucco-related recoveries are reflected in our financial statements in the period the reimbursement is received. During 2021, we did not record any additional warranty charges or receive any additional recoveries for stucco-related repair costs. The remaining reserve at December 31, 2021, for (1) homes in our Florida communities that we had identified as needing repair but had not yet completed the repair and (2) estimated repair costs for homes in our Florida communities that we had not yet identified as needing repair but that may require repair in the future included within our warranty reserve was $2.7 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of December 31, 2021. Our remaining stucco-related reserve is gross of any recoveries.

Our estimate of future costs of stucco-related repairs is based on our judgment, various assumptions and internal data. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, we may revise our estimate, including to reflect additional estimated future stucco-related repairs costs, which revision could be material.

Performance Bonds and Letters of Credit

The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  At December 31, 2021, the Company had outstanding approximately $355.0 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through November, 2027. Included in this total are: (1) $265.3 million of performance and maintenance bonds and $74.0 million of performance letters of credit that serve as completion bonds for land development work in progress (letters of credit represent potential commitments and generally expire within one or two years); (2) $11.0 million of financial letters of credit, of which $10.6 million represent deposits on land and lot purchase agreements; and (3) $4.7 million of financial bonds. The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
Land Option Agreements

In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, using an analysis similar to that described above. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities in our Consolidated Inventory not Owned in our Consolidated Balance Sheets. At both December 31, 2021 and 2020, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
Other than as described below in “Consolidated Inventory Not Owned and Related Obligation,” the Company currently believes that its maximum exposure as of December 31, 2021 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $72.7 million, including cash deposits of $52.9 million, prepaid acquisition costs of $8.2 million, letters of credit of $10.6 million and $1.0 million of other non-cash deposits.
At December 31, 2021, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $816.1 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Consolidated Inventory Not Owned and Related Obligation
At December 31, 2021 and December 31, 2020, Consolidated Inventory Not Owned was $2.8 million and $9.9 million, respectively. At December 31, 2021 and 2020, the corresponding liability of $2.8 million and $9.9 million, respectively, has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheets. The decrease in this balance from December 31, 2020 is related primarily to a decrease in the number of land purchase agreements that had deposits and prepaid acquisition and development costs that exceeded certain thresholds resulting in the remaining purchase price of the lots to be recorded in inventory not owned, as well as a decrease in the aggregate purchase amount of land contracts with specific performance requirements.

Legal Matters
In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At December 31, 2021 and 2020, we had $1.2 million and $0.8 million reserved for legal expenses, respectively.
NOTE 9. Operating Leases
The Company leases certain office space and model homes under operating leases with remaining terms of one to 19 years.  The Company sells model homes to investors with the express purpose of leasing the homes back as sales models for a specified period of time.  Under ASC 842, the Company records the sale of the model home and the profit on the sale at the time of the home delivery.

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
During the twelve months ended December 31, 2021, the Company’s operating ROU asset and operating lease liability decreased by $1.3 million and $1.0 million, respectively, as a result of $8.5 million of additional ROU asset amortization and $8.2 million of additional periodic lease expense, offset partially by $7.2 million in additional leases and modifications to existing leases throughout the period (which is recorded within its Consolidated Statement of Cash Flows in the change in Other Assets and Other Liabilities). As of December 31, 2021, the Company’s ROU asset was $51.0 million and its operating lease liability had a balance of $51.5 million on its Consolidated Balance Sheets. The weighted-average remaining lease term was 12.3 years, and the weighted-average discount rate was 3.6%.

For the twelve months ended December 31, 2021, the Company had the following operating lease expense components:

(Dollars in thousands)
Operating lease expense	$10,119
Variable lease expense	2,136
Short-term lease expense	2,274
Total lease expense	$14,529

The following table presents a maturity analysis of our annual undiscounted cash flows reconciled to the carrying value of our operating lease liabilities as of December 31, 2021:

(Dollars in thousands)
2022	$10,390
2023	8,156
2024	5,827
2025	3,840
2026	3,326
Thereafter	33,151
Total lease payments	64,690
Less: Imputed interest	(13,193)
Total operating lease liability	$51,497
NOTE 10. Community Development District Infrastructure and Related Obligations
A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (the “Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to such CDD bond obligations issued and outstanding as of December 31, 2021:

Issue Date	Maturity Date	Interest Rate	Principal Amount as of December 31, 2021 (in thousands)	Principal Amount as of December 31, 2020 (in thousands)
12/23/2016	5/1/2047	6.20%	$—	$6,735
12/22/2017	5/1/2048	5.13%	9,815	9,815
9/24/2018	5/1/2049	5.09%	5,205	5,205
7/18/2019	5/1/2050	4.10%	4,705	4,705
10/29/2020	5/1/2051	3.80%	5,785	—
6/30/2021	5/1/2051	3.66%	6,135	—
10/5/2021	5/1/2052	3.59%	4,910	—
Total CDD bond obligations issued and outstanding			$36,555	$26,460
The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company recorded a $20.1 million and $8.2 million liability related to these CDD bond obligations as of December 31, 2021 and December 31, 2020, respectively, along with the related inventory infrastructure.

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
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $1.3 billion of availability for additional senior debt at December 31, 2021. As a result, the full $550 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At December 31, 2021, there were no borrowings outstanding and $85.0 million of letters of credit outstanding, leaving a net remaining borrowing availability of $465.0 million. The Credit Facility includes a $150 million sub-facility for letters of credit.
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
The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth ($1.1 billion at December 31, 2021 and subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company's number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures. At December 31, 2021, the Company was in compliance with all financial covenants of the Credit Facility.
Notes Payable - Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $175 million, which increased to $210 million from September 25, 2021 to October 15, 2021 and increased to $235 million from November 15, 2021 to February 4, 2022 (periods of increases in the volume of mortgage originations). The MIF Mortgage Warehousing Agreement expires on May 27, 2022. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month LIBOR rate (subject to a floor of 0.5%) plus a spread of 190 basis points. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At December 31, 2021, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement includes a provision for the replacement of LIBOR under certain circumstances where one-month LIBOR is no longer available.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $90 million. The MIF Mortgage Repurchase Facility expires on October 24, 2022. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the one-month LIBOR rate (subject to a floor of

0.75% or 0.625% based on the type of loan) plus 175 or 200 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At December 31, 2021, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility includes a provision for the replacement of LIBOR under certain circumstances where one-month LIBOR is no longer available.
At December 31, 2021 and 2020, M/I Financial’s total combined maximum borrowing availability under the two credit facilities were $325.0 million and $275.0 million, respectively. At December 31, 2021 and December 31, 2020, M/I Financial had $266.2 million and $225.6 million outstanding on a combined basis under its credit facilities, respectively.
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

As of both December 31, 2021 and 2020, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes on or after February 1, 2023 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 103.713% of the principal amount outstanding, but will decline to 102.475% of the principal amount outstanding if redeemed during the 12 month period beginning on February 1, 2024, will further decline to 101.238% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2025 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.

As of December 31, 2020, we had $250.0 million of our 2025 Senior Notes outstanding. The 2025 Senior Notes paid interest at a rate of 5.625% per year, semiannually in arrears on February 1 and August 1 of each year, and were scheduled to mature on August 1, 2025. As stated above, the Company redeemed all of the 2025 Senior Notes on August 24, 2021.

The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of December 31, 2021, the Company was in compliance with all terms, conditions, and covenants under the indenture.

The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of December 31, 2021, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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
The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $487.5 million and $363.0 million at December 31, 2021 and 2020, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Consolidated Balance Sheets, totaling $4.5 million and $4.1 million as of December 31, 2021 and 2020, respectively, which are comprised of notes payable acquired in the normal course of business. These other borrowings are included in the debt maturities schedule below.
Maturities over the next five years with respect to the Company’s debt as of December 31, 2021 are as follows:

Debt Maturities (In thousands)
2022	$270,395
2023	—
2024	—
2025	—
2026	—
Thereafter	700,000
Total	$970,395

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

The Company performed its annual goodwill impairment analysis during the fourth quarter of 2021, and there were no indicators of impairment or impairment charges recorded at December 31, 2021, and no impairment was recorded at December 31, 2020.

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
NOTE 13. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(In thousands, except per share amounts)	2021	2020	2019
NUMERATOR
Net income	$396,868	$239,874	$127,587
DENOMINATOR
Basic weighted average shares outstanding	29,092	28,610	27,846
Effect of dilutive securities:
Stock option awards	468	298	412
Deferred compensation awards	320	244	217
Diluted weighted average shares outstanding - adjusted for assumed conversions	29,880	29,152	28,475
Earnings per common share
Basic	$13.64	$8.38	$4.58
Diluted	$13.28	$8.23	$4.48
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	11	379	1

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
At December 31, 2021, the Company’s total deferred tax assets were $30.3 million which is offset by $20.1 million of total deferred tax liabilities for a $10.3 million net deferred tax asset which is reported on the Company’s Consolidated Balance Sheets.

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Warranty, insurance and other accruals	$9,764	$8,931
Equity-based compensation	1,430	1,537
Inventory	5,033	5,344
Operating lease liabilities	12,900	13,145
State taxes	335	273
Net operating loss carryforward	65	65
Deferred charges	809	—
Total deferred tax assets	$30,336	$29,295

Deferred tax liabilities:
Federal effect of state deferred taxes	$373	$230
Depreciation	6,139	7,794
Operating lease right-of-use assets	12,763	13,099
Prepaid expenses	810	1,304
Deferred charges	—	685
Total deferred tax liabilities	$20,085	$23,112

Net deferred tax asset	$10,251	$6,183
The provision from income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current:
Federal	$93,869	$54,634	$29,602
State	22,445	12,087	4,985
	$116,314	$66,721	$34,587

	Year Ended December 31,
(In thousands)	2021	2020	2019
Deferred:
Federal	$(3,530)	$2,520	$1,490
State	(538)	928	2,361
	$(4,068)	$3,448	$3,851
Total	$112,246	$70,169	$38,438
For 2021, 2020 and 2019, the Company’s effective tax rate was 22.05%, 22.63%, and 23.15%, respectively. The decrease in 2021’s effective tax rate from 2020 and 2020’s effective tax rate from 2019 was primarily attributable to an increased tax benefit from energy tax credits. Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated benefit from income taxes are as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Federal taxes at statutory rate	$106,914	$65,109	$34,865
State and local taxes – net of federal tax benefit	17,941	10,761	5,981
Equity Compensation	(2,334)	(1,322)	(1,251)
Federal tax credits	(12,676)	(7,182)	(3,493)
Other	2,401	2,803	2,336
Total	$112,246	$70,169	$38,438

The Company files income tax returns in the U.S. federal jurisdiction, and various states.  The Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2015.  The Company is audited from time to time, and if any adjustments are made, they would be either immaterial or reserved.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  At December 31, 2021, 2020 and 2019, we had no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits in prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change.
The Company had $0.1 million of state NOL carryforwards, net of the federal benefit, at December 31, 2021. Our state NOLs may be carried forward from one to 15 years, depending on the tax jurisdiction, with $0.1 million expiring between 2028 and 2032, absent sufficient state taxable income.
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
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment, revenue, operating income and interest (income) expense for 2021, 2020 and 2019, as well as the Company’s income before income taxes for such periods:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Revenue:
Northern homebuilding	$1,595,746	$1,256,405	$1,027,291
Southern homebuilding	2,048,113	1,702,727	1,417,676
Financial services (a)	102,028	87,013	55,323
Total revenue	$3,745,887	$3,046,145	$2,500,290

Operating income:
Northern homebuilding (b)	$211,958	$125,588	$96,239
Southern homebuilding (c)	312,661	202,561	115,082
Financial services (a)	62,291	53,395	27,350
Less: Corporate selling, general and administrative expense	(68,614)	(62,283)	(51,582)
Total operating income (b) (c) (d)	$518,296	$319,261	$187,089

Interest expense (income):
Northern homebuilding	$76	$2,465	$7,474
Southern homebuilding	(464)	4,292	10,250
Financial services (a)	3,912	2,927	3,651
Corporate	(1,368)	—	—
Total interest expense	$2,156	$9,684	$21,375

Other income (e)	$(2,046)	$(466)	$(311)
Loss on early extinguishment of debt (f)	9,072	—	—

Income before income taxes	$509,114	$310,043	$166,025

Depreciation and amortization:
Northern homebuilding	$3,407	$3,342	$2,944
Southern homebuilding	3,644	4,468	4,778
Financial services	2,227	3,034	2,095
Corporate	7,637	6,734	6,133
Total depreciation and amortization	$16,915	$17,578	$15,950
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.
(b)Includes $0.6 million of acquisition-related charges taken during 2019 as a result of our acquisition of Pinnacle Homes in Detroit, Michigan on March 1, 2018.
(c)Includes a $0.9 million net charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8 to our Consolidated Financial Statements) taken during 2020.
(d)For the years ended December 31, 2020 and 2019, total operating income was reduced by $8.4 million and $5.0 million, respectively, related to asset impairment charges taken during the period.
(e)Other income is comprised of the gain on the sale of a non-operating asset during the fourth quarter of 2021 as well as equity in income from joint venture arrangements.
(f)Loss on early extinguishment of debt relates to the early redemption of our 2025 Senior Notes during the third quarter of 2021, consisting of a prepayment premium due to early redemption and a write-off of unamortized debt issuance costs.

The following tables show total assets by segment at December 31, 2021 and 2020:

	December 31, 2021
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,123	$48,795		$—	$52,918
Inventory (a)	987,258	1,412,258		—	2,399,516
Investments in joint venture arrangements	—	57,121		—	57,121
Other assets	37,527	63,844	(b)	628,927	730,298
Total assets	$1,028,908	$1,582,018		$628,927	$3,239,853

	December 31, 2020
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$5,031	$40,326		$—	$45,357
Inventory (a)	847,524	1,023,727		—	1,871,251
Investments in joint venture arrangements	1,378	33,295		—	34,673
Other assets	37,465	57,588	(b)	596,711	691,764
Total assets	$891,398	$1,154,936		$596,711	$2,643,045
(a)Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.
NOTE 16. Share Repurchase Program
On July 28, 2021, the Company announced that its Board of Directors approved a new share repurchase program (the “2021 Share Repurchase Program”), which replaced and superseded the share repurchase program authorized by the Board of Directors in 2018 (the “2018 Share Repurchase Program”). Prior to its replacement, the Company did not repurchase any outstanding common shares under the 2018 Share Repurchase Program during 2021.

Pursuant to the 2021 Share Repurchase Program, the Company may purchase up to $100 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. During the year ended December 31, 2021, the Company repurchased 0.8 million outstanding common shares at an aggregate purchase price of $51.5 million under the 2021 Share Repurchase Program. The Company did not repurchase any shares during the first or second quarters of 2021. As of December 31, 2021, $48.5 million remained available for repurchases under the 2021 Share Repurchase Program. The timing, amount and other terms and conditions of any additional repurchases under the 2021 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, corporate considerations, general market and economic conditions and legal requirements. The 2021 Share Repurchase Program does not have an expiration date and the Board may modify, discontinue or suspend it at any time. See Note 17 for additional information.
NOTE 17. Subsequent Event

On February 16, 2022, the Company amended its Credit Facility to eliminate specified limits on the Company to make investments in its subordinated debt and capital stock. Such investments are subject to the Company’s compliance with the other covenants and provisions in the Credit Facility.

On February 17, 2022, the Company announced that its Board of Directors approved an increase to its 2021 Share Repurchase Program by an additional $100 million, leaving up to $148.5 million available for repurchase. See Note 16 for additional information.

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
The Company’s management, with the participation of the principal executive officer and the principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 85 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.OTHER INFORMATION
The information set forth below is included herein for the purpose of providing disclosure under “Item 8.01-Other Events” of Form 8-K.

On February 17, 2022, the Company issued a press release announcing that its Board of Directors approved an increase to its 2021 Share Repurchase Program by an additional $100 million, leaving up to $148.5 million available for repurchase. A copy of the press release is attached hereto as Exhibit 99.1 and is incorporated herein by reference.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of M/I Homes, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 17, 2022, expressed an unqualified opinion on those financial statements.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Columbus, Ohio
February 17, 2022

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

Item 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders.
Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders.

PART IV

Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.
(1) The following financial statements are contained in Item 8:
Page in this report

Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	48
Consolidated Statements of Income for the Years Ended December 31, 2021, 2020, and 2019	50
Consolidated Balance Sheets as of December 31, 2021 and 2020	51
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019	52
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	53
Notes to Consolidated Financial Statements	54

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

4.3	Form of 5.625% Senior Notes due 2025 incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 3, 2017.

4.4
Indenture, dated as of January 22, 2020, by and among M/I Homes, Inc., the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 4.95% Senior Notes due 2028, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2020.

4.5	Form of 4.95% Senior Notes due 2028 incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 22, 2020.

4.6
Description of M/I Homes, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

4.7
Indenture, dated as of August 23, 2021, by and among M/I Homes, Inc., the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 3.95% Senior Notes due 2030, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 23, 2021.

4.8	Form of 3.95% Senior Notes due 2030 incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 23, 2021.

4.9
Registration Rights Agreement, dated as of August 23, 2021, by and among M/I Homes, Inc., the guarantors named therein and the initial purchasers named therein, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 23, 2021.

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

10.6
Fourth Amendment to Credit Agreement, dated June 10, 2021, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2021.

10.7
Fifth Amendment to Credit Agreement, dated February 16, 2022, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent. (Filed herewith.)

10.8
Commitment Increase Activation Notice dated August 28, 2015, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2015.

10.9
Commitment Increase Activation Notice dated June 29, 2018, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.10
New Lender Supplement, dated June 29, 2018, by and among M/I Homes, Inc., as borrower, Flagstar Bank, FSB, and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.11
Second Amended and Restated Mortgage Warehousing Agreement, dated June 24, 2016, by and among M/I Financial, LLC, as borrower, Comerica Bank, as agent, and Comerica Bank, The Huntington National Bank, and BMO Harris Bank N.A., as lenders, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2016.

10.12
First Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated June 23, 2017, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2017.

10.13
Second Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated June 22, 2018, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2018.

10.14
Third Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated June 21, 2019, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2019.

10.15
Fourth Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated May 29, 2020, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2020.

10.16
Fifth Amendment to Second Amended and Restated Mortgage Warehousing Agreement, dated May 28, 2021, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2021.

10.17
Second Amended and Restated Master Repurchase Agreement dated as of October 30, 2017 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.18
First Amendment to Second Amended and Restated Master Repurchase Agreement effective as of October 29, 2018 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.19
Second Amendment to Second Amended and Restated Master Repurchase Agreement effective as of October 28, 2019 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

10.20
Third Amendment to Second Amended and Restated Master Repurchase Agreement effective as of October 26, 2020 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.21
Fourth Amendment to Second Amended and Restated Master Repurchase Agreement effective as of October 25, 2021 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

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

10.26*
Change of Control Agreement between M/I Homes, Inc. and Robert H. Schottenstein, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2008.

10.27*
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

10.29*
M/I Homes, Inc. 2009 Annual Incentive Plan, incorporated herein by reference to Appendix B to the Company’s proxy statement on Schedule 14A relating to the 2014 Annual Meeting of Shareholders of the Company filed on April 2, 2014.

10.30*
M/I Homes, Inc. 2009 Long-Term Incentive Plan, as amended, effective May 3, 2016, incorporated herein by reference to Appendix A to the Company’s proxy statement on Schedule 14A relating to the 2016 Annual Meeting of Shareholders of the Company filed on March 30, 2016.

10.31*
Form of Stock Units Award Agreement for Directors under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.32*
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

10.34*	M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2018.

10.35*
Form of Nonqualified Stock Option Award Agreement for Employees under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

10.36*
Form of Stock Units Award Agreement for Directors under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

10.37*
Form of Performance Share Unit Award Agreement under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2019.

10.38*
Form of Restricted Share Unit Award Agreement for Directors under the M/I homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

21	Subsidiaries of M/I Homes, Inc. (Filed herewith.)

22	List of Subsidiary Guarantors. (Filed herewith.)

23	Consent of Deloitte & Touche LLP. (Filed herewith.)

24	Powers of Attorney. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99.1	Press Release, dated February 17, 2022. (Filed herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document). (Furnished herewith.)

* Management contract or compensatory plan or arrangement.

(b) Exhibits.

Reference is made to Item 15(a)(3) above for a complete list of exhibits that are filed with this report. The following is a list of exhibits, included in Item 15(a)(3) above, that are filed concurrently with this report.

Exhibit Number	Description

10.7
Fifth Amendment to Credit Agreement, dated February 16, 2022, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent. (Filed herewith.)

21	Subsidiaries of M/I Homes, Inc.

22	List of Subsidiary Guarantors.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated February 17, 2022. (Filed herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document). (Furnished herewith.)

(c) Financial statement schedules

None required.

Item 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of February 2022.

M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of February 2022.

NAME AND TITLE	NAME AND TITLE

FRIEDRICH K. M. BÖHM*	/s/Robert H. Schottenstein
Friedrich K. M. Böhm	Robert H. Schottenstein
Director	Chairman of the Board,
Chief Executive Officer and President
WILLIAM H. CARTER*	(Principal Executive Officer)
William H. Carter
Director	/s/Phillip G. Creek
Phillip G. Creek
MICHAEL P. GLIMCHER*	Executive Vice President,
Michael P. Glimcher	Chief Financial Officer and Director
Director	(Principal Financial Officer)

ELIZABETH K. INGRAM*	/s/Ann Marie W. Hunker
Elizabeth K. Ingram	Ann Marie W. Hunker
Director	Vice President, Chief Accounting Officer
and Controller
NANCY J. KRAMER*	(Principal Accounting Officer)
Nancy J. Kramer
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