Form 10-Q
period 2022-03-31
M/I HOMES, INC.
filed 2022-04-29
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022

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
Common shares, par value $.01 per share: 28,288,783 shares outstanding as of April 27, 2022.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	March 31, 2022	December 31, 2021
	(unaudited)

ASSETS:
Cash, cash equivalents and restricted cash	$218,606	$236,368
Mortgage loans held for sale	200,455	275,655
Inventory	2,582,552	2,452,434
Property and equipment - net	36,776	37,648
Investment in joint venture arrangements	57,309	57,121
Operating lease right-of-use assets	50,907	50,950
Deferred income tax asset	10,251	10,251
Goodwill	16,400	16,400
Other assets	133,255	103,026
TOTAL ASSETS	$3,306,511	$3,239,853

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$281,387	$244,505
Customer deposits	131,682	107,864
Operating lease liabilities	51,546	51,497
Other liabilities	221,585	226,969
Community development district obligations	16,766	20,089
Obligation for consolidated inventory not owned	2,828	2,768
Notes payable bank - financial services operations	203,650	266,160
Notes payable - other	1,871	4,549
Senior notes due 2028 - net	395,524	395,331
Senior notes due 2030 - net	295,983	295,937
TOTAL LIABILITIES	$1,602,822	$1,615,669

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both March 31, 2022 and December 31, 2021; issued 30,137,141 shares at both March 31, 2022 and December 31, 2021	301	301
Additional paid-in capital	346,291	347,452
Retained earnings	1,437,160	1,345,321
Treasury shares - at cost - 1,848,358 and 1,637,511 shares at March 31, 2022 and December 31, 2021, respectively	(80,063)	(68,890)
TOTAL SHAREHOLDERS’ EQUITY	$1,703,689	$1,624,184
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,306,511	$3,239,853

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share amounts)	2022	2021

Revenue	$860,811	$828,776
Costs and expenses:
Land and housing	647,702	626,585
General and administrative	48,783	45,205
Selling	41,421	45,689
Other income	(16)	(160)
Interest expense	671	1,176
Total costs and expenses	$738,561	$718,495

Income before income taxes	122,250	110,281

Provision for income taxes	30,411	25,415

Net income	$91,839	$84,866
Earnings per common share:
Basic	$3.23	$2.92
Diluted	$3.16	$2.85

Weighted average shares outstanding:
Basic	28,424	29,015
Diluted	29,072	29,743

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2022

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2021	28,499,630	$301	$347,452	$1,345,321	$(68,890)	$1,624,184
Net income	—	—	—	91,839	—	91,839
Stock options exercised	8,600	—	(164)	—	370	206
Stock-based compensation expense	—	—	1,831	—	—	1,831
Repurchase of common shares	(310,000)	—	—	—	(15,393)	(15,393)
Deferral of executive and director compensation	—	—	1,022	—	—	1,022
Executive and director deferred compensation distributions	90,553	—	(3,850)	—	3,850	—
Balance at March 31, 2022	28,288,783	$301	$346,291	$1,437,160	$(80,063)	$1,703,689

Three Months Ended March 31, 2021

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2020	28,813,849	$301	$339,001	$948,453	$(29,057)	$1,258,698
Net income	—	—	—	84,866	—	84,866
Stock options exercised	295,600	—	766	—	6,490	7,256
Stock-based compensation expense	—	—	2,264	—	—	2,264
Deferral of executive and director compensation	—	—	338	—	—	338
Executive and director deferred compensation distributions	76,181	—	(1,673)	—	1,673	—
Balance at March 31, 2021	29,185,630	$301	$340,696	$1,033,319	$(20,894)	$1,353,422

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
OPERATING ACTIVITIES:
Net income	$91,839	$84,866
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income from joint venture arrangements	(16)	(160)
Mortgage loan originations	(479,781)	(515,877)
Proceeds from the sale of mortgage loans	549,025	525,706
Fair value adjustment of mortgage loans held for sale	5,956	6,940
Fair value adjustment of mortgage servicing rights	—	(162)
Capitalization of originated mortgage servicing rights	(3,583)	(3,999)
Amortization of mortgage servicing rights	300	231
Depreciation	3,244	3,233
Amortization of debt issue costs	644	646
Loss (gain ) on sale of mortgage servicing rights	176	(252)
Stock-based compensation expense	1,831	2,264
Change in assets and liabilities:
Inventory	(129,295)	(34,331)
Other assets	(25,025)	(8,947)
Accounts payable	36,882	12,547
Customer deposits	23,818	24,829
Accrued compensation	(31,746)	(27,340)
Other liabilities	25,057	4,974
Net cash provided by operating activities	69,326	75,168

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,205)	(158)
Return of capital from joint venture arrangements	—	1,050
Investment in joint venture arrangements	(5,429)	(4,664)
Proceeds from sale of mortgage servicing rights	—	4,395
Net cash (used in) provided by investing activities	(6,634)	623

FINANCING ACTIVITIES:
Net repayments of bank borrowings - financial services operations	(62,510)	(49,430)
Principal repayments of notes payable - other and community development district bond obligations	(2,677)	(1,528)
Repurchase of common shares	(15,393)	—
Debt issue costs	(80)	—
Proceeds from exercise of stock options	206	7,257
Net cash used in financing activities	(80,454)	(43,701)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,762)	32,090
Cash, cash equivalents and restricted cash balance at beginning of period	236,368	260,810
Cash, cash equivalents and restricted cash balance at end of period	$218,606	$292,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$7,895	$9,110
Income taxes	$993	$969

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(3,323)	$4,126
Consolidated inventory not owned	$60	$2,229
Distribution of single-family lots from joint venture arrangements	$5,257	$4,625

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The financial statements include the accounts of the Company. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated joint ventures, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2021 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC.

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance became effective on March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued Accounting Standards Update 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”), which clarified the scope and application of the original guidance. We plan to adopt ASU 2020-04 and ASU 2021-01 when LIBOR is discontinued. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and disclosures.

Significant Accounting Policies

There have been no significant changes to our significant accounting policies during the quarter ended March 31, 2022 as compared to those disclosed in our 2021 Form 10-K.
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

A summary of the Company’s inventory as of March 31, 2022 and December 31, 2021 is as follows:

(In thousands)	March 31, 2022	December 31, 2021
Single-family lots, land and land development costs	$1,116,069	$1,125,738
Land held for sale	8,377	4,312
Homes under construction	1,325,672	1,187,341
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2022 - $11,690; December 31, 2021 - $12,023)	57,499	59,268
Community development district infrastructure	16,766	20,089
Land purchase deposits	55,341	52,918
Consolidated inventory not owned	2,828	2,768
Total inventory	$2,582,552	$2,452,434

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of March 31, 2022 and December 31, 2021, we had 1,224 homes (with a carrying value of $174.3 million) and 1,266 homes (with a carrying value of $193.2 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $16.8 million liability and a $20.1 million liability related to these CDD bond obligations as of March 31, 2022 and December 31, 2021, respectively, along with the related inventory infrastructure.

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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Capitalized interest, beginning of period	$24,343	$21,329
Interest capitalized to inventory	8,791	8,995
Capitalized interest charged to land and housing costs and expenses	(7,327)	(8,205)
Capitalized interest, end of period	$25,807	$22,119

Interest incurred	$9,462	$10,171

NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of March 31, 2022 and December 31, 2021, our investment in such joint venture arrangements totaled $57.3 million and $57.1 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $0.2 million increase during the three-month period ended March 31, 2022 was driven primarily by our cash contributions to our joint venture arrangements during the first quarter of 2022 of $5.4 million, offset, in part, by lot distributions from our joint venture arrangements of $5.3 million.
The majority of our investment in joint venture arrangements for both March 31, 2022 and December 31, 2021 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of March 31, 2022 and December 31, 2021, the Company had $49.8 million and $50.6 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of March 31, 2022 and December 31, 2021, the Company had $7.5 million and $6.5 million, respectively, of equity invested in LLCs. The Company’s percentage of ownership in these LLCs as of both March 31, 2022 and December 31, 2021 ranged from 25% to 50%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. The Company’s equity in income relating to earnings from its LLCs was less than $0.1 million for the three months ended March 31, 2022 and $0.2 million for the three months ended March 31, 2021. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of March 31, 2022 was the amount invested of $57.3 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
The Company assesses its investments in unconsolidated LLCs for recoverability on a quarterly basis. See Note 4 to our financial statements for additional details relating to our procedures for evaluating our investments for impairment.
Variable Interest Entities
With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our consolidated financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. See Note 1, “Summary of Significant Accounting Policies - Variable Interest Entities” in the Company’s 2021 Form 10-K for additional information regarding the Company’s methodology for evaluating entities for consolidation.
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the 2021 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both March 31, 2022 and December 31, 2021, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of our mortgage servicing rights were $11.8 million at March 31, 2022. At December 31, 2021, both the carrying value and fair value of our mortgage servicing rights were $8.4 million.
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
The table below shows the notional amounts of our financial instruments at March 31, 2022 and December 31, 2021:

Description of Financial Instrument (in thousands)	March 31, 2022	December 31, 2021
Whole loan contracts and related committed IRLCs	$14,587	$782
Uncommitted IRLCs	470,964	228,831
FMBSs related to uncommitted IRLCs	453,000	223,000
Whole loan contracts and related mortgage loans held for sale	5,005	3,785
FMBSs related to mortgage loans held for sale	200,000	251,000
Mortgage loans held for sale covered by FMBSs	198,937	263,088

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Description (in thousands)	2022	2021
Mortgage loans held for sale	$(5,956)	$(6,940)
Forward sales of mortgage-backed securities	13,560	9,347
Interest rate lock commitments	(7,229)	(2,618)
Whole loan contracts	125	413
Total gain recognized	$500	$202

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	March 31, 2022		March 31, 2022
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$18,037	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	7,648
Whole loan contracts	Other assets	—	Other liabilities	5
Total fair value measurements		$18,037		$7,653

	Asset Derivatives		Liability Derivatives
	December 31, 2021		December 31, 2021
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$4,477	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	487
Whole loan contracts	Other assets	—	Other liabilities	62
Total fair value measurements		$4,477		$549
Assets Measured on a Non-Recurring Basis
Inventory. The Company assesses inventory for recoverability on a quarterly basis based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. Determining the fair value of a community’s inventory involves a number of variables, estimates and projections, which are Level 3 measurement inputs. See Note 1, “Summary of

Significant Accounting Policies - Inventory” in the 2021 Form 10-K for additional information regarding the Company’s methodology for determining fair value.
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three months ended March 31, 2022 and 2021, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the 2021 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three months ended March 31, 2022 and 2021, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2022 and December 31, 2021. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		March 31, 2022		December 31, 2021
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$218,606	$218,606	$236,368	$236,368
Mortgage loans held for sale	Level 2	200,455	200,455	275,655	275,655
Forward sales of mortgage-backed securities	Level 2	18,037	18,037	4,477	4,477
Liabilities:
Notes payable - financial services operations	Level 2	203,650	203,650	266,160	266,160
Notes payable - other	Level 2	1,871	1,795	4,549	5,015
Senior notes due 2028 (a)	Level 2	400,000	377,500	400,000	414,000
Senior notes due 2030 (a)	Level 2	300,000	262,875	300,000	294,375
Interest rate lock commitments	Level 2	7,648	7,648	487	487
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	5	5	62	62
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at March 31, 2022 and December 31, 2021:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2028 and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at March 31, 2022 and December 31, 2021. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended March 31, 2022 under the Company’s $550 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the one-month LIBOR rate plus a margin of 175 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC, a 100%-owned subsidiary of M/I Homes, Inc. (“M/I Financial”), is a party to two credit agreements: (1) a $175 million secured mortgage warehousing agreement, dated June 24, 2016, as amended (the “MIF Mortgage Warehousing Agreement”); and (2) a $90 million mortgage repurchase agreement, dated October 30, 2017, as amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the first quarter of 2022 fluctuated with LIBOR. See Note 8 to our financial statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.

Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $304.0 million and $305.0 million were covered under these guarantees as of March 31, 2022 and December 31, 2021, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at March 31, 2022, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $1.5 million and $0.7 million at March 31, 2022 and December 31, 2021, respectively.
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
The Company recorded a liability relating to the guarantees described above totaling $0.5 million and $0.3 million at March 31, 2022 and December 31, 2021, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
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
A summary of warranty activity for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Warranty reserves, beginning of period	$29,728	$29,012
Warranty expense on homes delivered during the period	4,559	4,826
Changes in estimates for pre-existing warranties	272	363
Settlements made during the period	(5,087)	(4,775)
Warranty reserves, end of period	$29,472	$29,426

We have received claims related to stucco installation from homeowners in certain of our communities in our Tampa and Orlando, Florida markets and have been named as a defendant in legal proceedings initiated by certain of such homeowners. These claims primarily relate to homes built prior to 2014 which have second story elevations with frame construction.

During the three month period ended March 31, 2022, we did not record any additional warranty charges or receive any additional recoveries for stucco-related repair costs. The remaining reserve at March 31, 2022 for (1) homes in our Florida communities that we had identified as needing repair but had not yet completed the repair and (2) estimated repair costs for homes in our Florida communities that we had not yet identified as needing repair but that may require repair in the future included within our warranty reserve was $2.4 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of March 31, 2022. Our remaining stucco-related reserve is gross of any recoveries.
Our estimate of future costs of stucco-related repairs is based on our judgment, various assumptions and internal data. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, we may revise our estimate, including to reflect additional estimated future stucco-related repairs costs, which revision could be material.

Performance Bonds and Letters of Credit

At March 31, 2022, the Company had outstanding approximately $386.1 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through November 2027. Included in this total are: (1) $307.1 million of performance and maintenance bonds and $62.2 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $11.9 million of financial letters of credit, of which $11.4 million represent deposits on land and lot purchase agreements; and (3) $4.9 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At March 31, 2022, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $961.5 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters
In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At March 31, 2022 and December 31, 2021, we had $1.0 million and $1.2 million reserved for legal expenses, respectively.
NOTE 7. Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. In connection with the Company’s acquisition of the homebuilding assets and operations of Pinnacle Homes in Detroit, Michigan in March 2018, the Company recorded goodwill of $16.4 million, which is included as Goodwill in our Consolidated Balance Sheets. This amount was based on the estimated fair values of the acquired assets and liabilities at the date of the acquisition in accordance with ASC 350.

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis during the fourth quarter of 2021, and as no indicators for impairment existed at December 31, 2021, no impairment was recorded. At March 31, 2022, no indicators for impairment existed and therefore no impairment was recorded. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen or other events occur that could impact the fair value of the reporting unit.
NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $550 million and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $700 million, subject to obtaining additional commitments from lenders. The Credit Facility matures on July 18, 2025. Interest on amounts borrowed under the Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of the one-month LIBOR (subject to a floor of 0.25%) plus a margin of 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio). The Credit Facility includes a provision for the replacement of LIBOR under certain circumstances where one-month LIBOR is no longer available. The Credit Facility also contains certain financial covenants. At March 31, 2022, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $1.38 billion of availability for additional senior debt at March 31, 2022. As a result, the full $550 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At March 31, 2022, there were no borrowings outstanding and $74.1 million of letters of credit outstanding, leaving a net remaining borrowing availability of $475.9 million. The Credit Facility includes a $150 million sub-facility for letters of credit.

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
Notes Payable - Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $175 million, which increased to $210 million from September 25, 2021 to October 15, 2021 and increased to $235 million from November 15, 2021 to February 4, 2022 (periods of increases in the volume of mortgage originations). The MIF Mortgage Warehousing Agreement expires on May 27, 2022. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month LIBOR rate (subject to a floor of 0.5%) plus a spread of 190 basis points. The MIF Mortgage Warehousing Agreement includes a provision for the replacement of LIBOR under certain circumstances where one-month LIBOR is no longer available. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At March 31, 2022, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $90 million. The MIF Mortgage Repurchase Facility expires on October 24, 2022. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the one-month LIBOR rate (subject to a floor of 0.75% or 0.625% based on the type of loan) plus 175 or 200 basis points depending on the loan type. The MIF Mortgage Repurchase Facility includes a provision for the replacement of LIBOR under certain circumstances where one-month LIBOR is no longer available. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At March 31, 2022, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At March 31, 2022 and December 31, 2021, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $265.0 million and $325.0 million, respectively. At March 31, 2022 and December 31, 2021, M/I Financial had $203.7 million and $266.2 million outstanding on a combined basis under its credit facilities, respectively.
Senior Notes
As of both March 31, 2022 and December 31, 2021, we had $300.0 million of our 2030 Senior Notes outstanding. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year, and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As of both March 31, 2022 and December 31, 2021, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes on or after February 1, 2023 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 103.713% of the principal amount outstanding, but will decline to 102.475% of the principal amount outstanding if redeemed during the 12-

month period beginning on February 1, 2024, will further decline to 101.238% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2025 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.
The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of March 31, 2022, the Company was in compliance with all terms, conditions, and covenants under the indenture.

The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of March 31, 2022, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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
The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $513.0 million at March 31, 2022 and $487.5 million at December 31, 2021. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors (see Note 12 to our financial statements for more information).
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $1.9 million and $4.5 million as of March 31, 2022 and December 31, 2021, respectively, which are comprised of notes payable acquired in the normal course of business.

NOTE 9. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2022	2021
NUMERATOR
Net income	$91,839	$84,866
DENOMINATOR
Basic weighted average shares outstanding	28,424	29,015
Effect of dilutive securities:
Stock option awards	336	431
Deferred compensation awards	312	297
Diluted weighted average shares outstanding	$29,072	$29,743
Earnings per common share:
Basic	$3.23	$2.92
Diluted	$3.16	$2.85
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	434	—
NOTE 10. Income Taxes
During the three months ended March 31, 2022 and 2021, the Company recorded a tax provision of $30.4 million and $25.4 million, respectively, which reflects income tax expense related to the periods’ income before income taxes. The effective tax rate for the three months ended March 31, 2022 and 2021 was 24.9% and 23.0%, respectively. The increase in the effective rate from the three months ended March 31, 2021 was primarily attributable to a $1.1 million decrease in tax benefits from the non-renewal of the energy efficient home credits for 2022 in addition to a $1.1 million decrease in tax benefits from equity compensation.
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
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment, revenue, operating income and interest (income) expense for the three months ended March 31, 2022 and 2021, as well as the Company’s income before income taxes for such periods:

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenue:
Northern homebuilding	$353,786	$332,998
Southern homebuilding	482,914	466,129
Financial services (a)	24,111	29,649
Total revenue	$860,811	$828,776

Operating income (loss):
Northern homebuilding	$40,216	$38,984
Southern homebuilding	84,293	66,215
Financial services (a)	13,933	20,636
Less: Corporate selling, general and administrative expense	(15,537)	(14,538)
Total operating income	$122,905	$111,297

Interest expense (income):
Northern homebuilding	$—	$76
Southern homebuilding	(2)	157
Financial services (a)	878	943
Corporate	(205)	—
Total interest expense	$671	$1,176

Other income	(16)	(160)

Income before income taxes	$122,250	$110,281
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.
The following tables show total assets by segment at March 31, 2022 and December 31, 2021:

	March 31, 2022
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$6,033	$49,308		$—	$55,341
Inventory (a)	1,014,419	1,512,792		—	2,527,211
Investments in joint venture arrangements	—	57,309		—	57,309
Other assets	45,708	85,660	(b)	535,282	666,650
Total assets	$1,066,160	$1,705,069		$535,282	$3,306,511

	December 31, 2021
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,123	$48,795		$—	$52,918
Inventory (a)	987,258	1,412,258		—	2,399,516
Investments in joint venture arrangements	—	57,121		—	57,121
Other assets	37,527	63,844	(b)	628,927	730,298
Total assets	$1,028,908	$1,582,018		$628,927	$3,239,853
(a)Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

NOTE 12. Share Repurchase Program
On July 28, 2021, the Company announced that its Board of Directors approved a new share repurchase program pursuant to which the Company may purchase up to $100 million of its outstanding common shares (the “2021 Share Repurchase Program”). On February 17, 2022, the Company announced that its Board of Directors approved an increase to its 2021 Share Repurchase Program by an additional $100 million.

Pursuant to the 2021 Share Repurchase Program, the Company may purchase up to $200 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. The timing, amount and other terms and conditions of any additional repurchases under the 2021 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements. The 2021 Share Repurchase Program does not have an expiration date and the Board may modify, discontinue or suspend it at any time.

During the first quarter 2022, the Company repurchased 0.3 million outstanding common shares at an aggregate purchase price of $15.4 million under the 2021 Share Repurchase Program. As of March 31, 2022, $133.1 million remained available for repurchases under the 2021 Share Repurchase Program.
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
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Housing	$833,163	$798,279
Land sales	3,537	848
Financial services (a)	24,111	29,649
Total revenue	$860,811	$828,776
(a)Revenue includes hedging gains of $8.2 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. Hedging gains do not represent revenue recognized from contracts with customers.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 96% of our total revenues for the three months ended March 31, 2022 and 2021, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.
NOTE 14. Stock-Based Compensation
The Company maintains the M/I Homes, Inc. 2018 Long-Term Incentive Plan (the “2018 LTIP”), an equity compensation plan administered by the Compensation Committee of our Board of Directors. Under the 2018 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards (awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of our common shares), and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the 2018 LTIP authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 2,250,000 common shares, of which 168,487 remain available for grant at March 31, 2022.
The 2018 LTIP replaced the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the “2009 LTIP”), which was terminated immediately following our 2018 Annual Meeting of Shareholders. Awards outstanding under the 2009 LTIP Plan remain in effect in accordance with their respective terms.
Stock Options
On February 17, 2022, the Company awarded certain of its employees 474,000 (in the aggregate) nonqualified stock options at an exercise price of $47.59 (the closing price of our common shares on the New York Stock Exchange on such date) and a fair value of $16.29 that vest ratably over a five-year period. Total stock-based compensation expense related to stock option awards that has been charged against income relating to the 2018 LTIP was $1.8 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively.  As of March 31, 2022, there was a total of $17.4 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 2.4 years.
Performance Share Unit Awards
On February 17, 2022, February 16, 2021 and February 18, 2020, the Company awarded its executive officers (in the aggregate) a target number of performance share units (“PSU’s”) equal to 33,619, 30,875 and 45,771 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”). The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative annual pre-tax income from operations, excluding extraordinary items, as defined in the underlying award agreements with the executive officers, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $47.59 and $50.51 for the 2022 PSU’s, respectively, $51.82 and $56.44 for the 2021 PSU’s, respectively, and $42.23 and $37.51 for the 2020 PSU’s, respectively. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized less than $0.1 million in stock-based compensation expense during the first quarter of 2022 related to the Market Condition portion of the 2022, 2021 and 2020 PSU awards. There was a total of $0.3 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2022, 2021 and 2020 PSU awards as of March 31, 2022.
For the portion of the PSU’s subject to the Performance Condition, we recognize stock-based compensation expense on a straight-line basis over the Performance Period based on the probable outcome of the related Performance Condition. Otherwise, stock-based compensation expense recognition is deferred until probability is attained and a cumulative stock-based compensation expense adjustment is recorded and recognized ratably over the remaining service period. The Company reassesses the probability of the satisfaction of the Performance Condition on a quarterly basis, and stock-based compensation expense is adjusted based on the portion of the requisite service period that has passed. As of March 31, 2022, the Company had not recognized any stock-based compensation expense related to the Performance Condition portion of the 2022 PSU awards. If the Company achieves the minimum performance levels for the Performance Conditions to be met for the 2022 PSU awards, the Company would record unrecognized stock-based compensation expense of $0.6 million as of March 31, 2022, for which $0.1 million would be immediately recognized had attainment been probable at March 31, 2022. The Company recognized a total of $0.2 million of stock-based compensation expense related to the Performance Condition portion of the 2021 and the 2020 PSU awards during the first quarter of 2022 based on the probability of attaining the respective performance conditions. The Company has a total of $1.1 million of unrecognized stock-based compensation expense for the 2021 and the 2020 PSU awards as of March 31, 2022.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 139,200 homes since commencing homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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
FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors, including, without limitation, factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities, construction defects, product liability and warranty claims and various governmental rules and regulations.  See “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), as the same may be updated from time to time in our subsequent filings with the SEC, for more information regarding those risk factors.
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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and assumptions on historical experience and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and assumptions and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.  See Note 1 (Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2021 Form 10-K for additional information about our accounting policies.
We believe that there have been no significant changes to our critical accounting policies during the quarter ended March 31, 2022 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K.
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
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee
Overview
During the first quarter, homebuilding conditions were positive, with healthy demand, a limited supply of new and resale inventory and relatively low interest rates driving record bottom line results for our business. Strong demand for our homes enabled us to increase selling prices in many of our communities in concert with rising labor and building material costs. Our increase in selling prices, in combination with our focus on balancing sales pace, price of labor and materials, and construction starts at many of our communities, helped us to achieve record first quarter revenue, income before income taxes and net income. We also achieved the second highest level of first quarter home deliveries and new contracts in our history, despite the supply chain challenges and disruptions that we continued to experience in 2022. Our improved profitability is attributable primarily to improved margins and overhead leverage when compared to 2021’s first quarter.

Our number of new contracts for the three months ended March 31, 2022 declined 19% from the first quarter of 2021 due to several factors, including (1) a reduction in the number of our average selling communities to 176 in 2022 from 195 in 2021, (2) limitations we imposed on sales in a majority of our communities to align sales with production timelines and lot availability, and (3) the record sales pace we achieved in the first quarter of 2021. In addition, we continued to experience construction delays and supply chain challenges which have impacted the homebuilding industry and many of our product manufacturers, including raw material availability, extension of product lead times, labor and transportation issues, and overall demand outpacing production or shipping capacities. These challenges have resulted in a significant increase in our build cycle times, which we expect to continue for the foreseeable future, and led, in part, to our home deliveries for the first quarter declining 10% compared to 2021's first quarter. Despite these challenges, demand for new homes remains strong and continues to exceed supply, and we ended the quarter with an all-time record number of homes in backlog and all-time record sales backlog value of $2.8 billion.

During the first quarter of 2022, we achieved the following results in comparison to the first quarter of 2021:
•Total sales value in backlog increased 17% to $2.8 billion, an all-time record
•Number of homes in backlog at March 31, 2022 increased 1% to an all-time record 5,526 homes
•Revenue increased 4% to $860.8 million (a first-quarter record)
•Income before income taxes increased 11% to $122.3 million (a first-quarter record)
•Net income increased 8% to $91.8 million (a first-quarter record)

Our company-wide absorption pace of sales per community for the first quarter of 2022 declined to 4.8 per month compared to the record pace of 5.3 per month for the prior year’s first quarter as a result of the decline in our average communities and the decrease in the number of new contracts during the quarter compared to prior year. Partially as a result of the accelerated sales pace we experienced in 2020 and 2021, our number of average number of selling communities declined to 176 during the first quarter of 2022 from 195 for the first quarter of 2021. We believe we maintain a strong land position, and we continue to place additional land under contract for communities that will open in future periods. However, delays in our ability to replace existing communities that are selling out in the short-term could negatively impact our number of selling communities throughout the remainder of 2022 and into 2023 as a result of land development challenges, delays in approvals for entitlements and permits due to volume, or other delays. We continue to work to open new communities to grow our community count. We are also actively managing sales pace, in part by selectively increasing prices and limiting sales in the majority of our communities, to optimize our availability of lots and maximize returns, while also maintaining a manageable timeline for construction and delivery of our homes.

Summary of Company Financial Results

Income before income taxes for the first quarter of 2022 increased 11% from $110.3 million in the first quarter of 2021 to a first quarter record $122.3 million in 2022. We also achieved first-quarter record net income of $91.8 million ($3.16 per diluted share), in 2022's first quarter, an 8% increase, or $6.9 million, from net income of $84.9 million ($2.85 per diluted share), in 2021's first quarter. Our effective tax rate was 24.9% in 2022’s first quarter compared to 23.0% in 2021.
During the quarter ended March 31, 2022, we recorded first-quarter record total revenue of $860.8 million, of which $833.2 million was from homes delivered, $3.5 million was from land sales and $24.1 million was from our financial services operations. Revenue from homes delivered increased 4% in 2022's first quarter compared to the same period in 2021 driven primarily by a 16% increase in the average sales price of homes delivered ($62,000 per home delivered), which was primarily the result of strong demand, partially offset by a 10% decrease in the number of homes delivered (196 units) which was due to construction and supply chain issues that created delays in home closings. Revenue from land sales increased $2.7 million from the first quarter of 2021 due to increased land sales in 2022's first quarter compared to the prior year. Revenue from our financial services segment decreased 19% to $24.1 million in the first quarter of 2022 as a result of a decrease in loans closed and sold as well as lower margins on loans sold during the period compared to the first quarter of 2021, which was a record quarter for our financial services segment and provided difficult comparisons for the first quarter of 2022.
Total gross margin (total revenue less total land and housing costs) increased $10.9 million in the first quarter of 2022 compared to the first quarter of 2021 as a result of a $16.5 million improvement in the gross margin of our homebuilding operations (housing gross margin and land sales gross margin), offset partially by a $5.6 million decrease in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) increased $15.7 million primarily as a result of the 16% increase in average sales price of homes delivered, partially offset by the 10% decrease in the number of homes delivered. Our housing gross margin percentage improved 100 basis points from 21.6% in prior year's first quarter to 22.6% in 2022's first quarter, primarily as a result of strong demand during 2022's first quarter and increased average sales prices. Our gross margin on land sales (land sale gross margin) improved $0.8 million in the first quarter of 2022 compared to the first quarter of 2021. The gross margin of our financial services operations decreased $5.6 million in the first quarter of 2022 compared to the first quarter of 2021 as a result of a decrease in the number of loan originations and lower margins on loans sold, partially offset by an increase in the average loan amount during the first quarter of 2022 compared to the first quarter of 2021. Our housing gross margin may fluctuate from quarter to quarter depending on the mix of communities delivering homes, due to the variation in margin between different communities.
As a result of our record number of sales in 2020 and 2021, we are selling through communities faster, which has reduced our number of active communities. We opened 31 new communities during the first quarter of 2022 and closed 30 communities.
For the three months ended March 31, 2022, selling, general and administrative expense decreased $0.7 million, which contributed to the increase in our total gross margin discussed above, and improved as a percentage of revenue from 11.0% in the first quarter of 2021 to 10.5% in the first quarter of 2022 (a first quarter record). Selling expense decreased $4.3 million from 2021's first quarter and improved as a percentage of revenue to 4.8% in 2022's first quarter from 5.5% for the same period in 2021. Variable selling expense for sales commissions contributed $4.6 million to the decrease due to the lower number of homes delivered in the quarter, which was offset partially by a $0.3 million increase in non-variable selling expense primarily related to increased costs associated with our sales offices and models. The decrease in selling expense was offset partially by a $3.6 million increase in general and administrative expense compared to the first quarter of 2021 which also increased as a percentage of revenue from 5.5% in the first quarter of 2021 to 5.7% in the first quarter of 2022. The increase in general and administrative expense was primarily due to a $2.1 million increase in compensation-related expenses due to our increased headcount and our strong financial performance during the quarter, a $0.9 million increase in computer costs, a $0.3 million increase in professional fees, and a $0.3 million increase in miscellaneous expenses.
Outlook
We believe that new home sales will continue to benefit from a continued undersupply of available homes, improving employment levels, positive consumer demographics, and a growing number of younger homebuyers moving to single family homes. However, we also expect that labor and supply shortages, rising inflation, increasing costs of material and labor and rising mortgage rates (albeit still historically low) will continue to negatively impact overall economic and homebuilding industry conditions in the United States in 2022. We have raised home prices in many of our communities to offset these cost increases and preserve or increase our margins. During the first quarter, this increased pricing, together with cost management, enabled us to achieve a total gross margin percentage of 24.8%, an improvement of 40 basis points compared with 2021's first quarter. We expect to experience shortages in materials and labor as well as price increases for materials and labor throughout the remainder of 2022 and may not be able to maintain our current level of direct construction costs as a percentage of average sales price. We remain sensitive to changes in market conditions, and continue to focus on controlling overhead leverage and carefully managing our investment in land and land development spending. We are also closely monitoring mortgage availability and lending standards. While interest rates remain low by historical standards, mortgage rates are generally expected to increase during 2022 which could negatively impact affordability and mortgage availability.

We expect to continue to emphasize the following strategic business objectives throughout the remainder of 2022:
•managing our land spend and inventory levels;
•opening new communities on schedule wherever possible;
•maintaining a strong balance sheet and liquidity levels;
•expanding the availability of our more affordable Smart Series homes; and
•emphasizing customer service, product quality and design, and premier locations.
During the first three months of 2022, we invested $93.9 million in land acquisitions and $100.7 million in land development. We continue to closely review all of our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land and investment spend accordingly. As a result of the unprecedented current market conditions with municipality delays, extended cycle times, and rising interest rates potentially impacting sales, we are not providing land spending estimates for 2022 at this time.
As a result of our accelerated pace of home sales, we sold through communities at a faster pace than anticipated in 2021 and into the first quarter of 2022. We ended the first quarter of 2022 with approximately 45,800 lots under control, which represents a five year supply of lots based on the past twelve months of homes delivered, including certain lots that we anticipate selling to third parties. This represents a 9% increase from our approximately 42,000 lots under control at the end of last year’s first quarter. We opened 31 communities and closed 30 communities in the first quarter of 2022, ending the first quarter with a total of 176 active communities, compared to 187 at the end of last year’s first quarter. 77 of our total communities at the end of the first quarter of 2022 offered our more affordable Smart Series designs, which are primarily designed for first-time homebuyers.
Although the timing of opening new communities and closing existing communities is subject to substantial variation, we expect to open a record number of new communities in 2022, growing our community count by approximately 15% by the end of 2022 to more than 200 communities.
We believe that our ability to design and develop attractive homes in desirable locations at an affordable cost, and to grow our business while also leveraging our fixed costs, has enabled us to maintain and improve our strong financial results. We further believe that we are well positioned with a strong balance sheet to manage through the current economic environment and achieve another year of strong results in 2022.

The demand for housing has remained strong over the past year and into 2022. However, future economic and homebuilding industry conditions and the demand for homes are subject to continued uncertainty due to many factors, including the impacts of high inflation, materials and labor cost increases, supply chain disruptions and labor shortages, the lingering impact of the pandemic and related government directives, actions and economic relief efforts, and the impact of these actions on the economy, mortgage rates and markets, employment levels, consumer confidence, and financial markets, among other things. These factors are highly uncertain and outside our control. As a result, our past performance may not be indicative of future results.

The following table shows, by segment, revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenue:
Northern homebuilding	$353,786	$332,998
Southern homebuilding	482,914	466,129
Financial services (a)	24,111	29,649
Total revenue	$860,811	$828,776

Gross margin:
Northern homebuilding	$67,108	$66,563
Southern homebuilding	121,890	105,979
Financial services (a)	24,111	29,649
Total gross margin	$213,109	$202,191

Selling, general and administrative expense:
Northern homebuilding	$26,892	$27,579
Southern homebuilding	37,597	39,764
Financial services (a)	10,178	9,013
Corporate	15,537	14,538
Total selling, general and administrative expense	$90,204	$90,894

Operating income (loss):
Northern homebuilding	$40,216	$38,984
Southern homebuilding	84,293	66,215
Financial services (a)	13,933	20,636
Less: Corporate selling, general and administrative expense	(15,537)	(14,538)
Total operating income	$122,905	$111,297

Interest expense (income):
Northern homebuilding	$—	$76
Southern homebuilding	(2)	157
Financial services (a)	878	943
Corporate	(205)	—
Total interest expense	$671	$1,176

Other income	(16)	(160)

Income before income taxes	$122,250	$110,281
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at March 31, 2022 and December 31, 2021:

	At March 31, 2022
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$6,033	$49,308		$—	$55,341
Inventory (a)	1,014,419	1,512,792		—	2,527,211
Investments in joint venture arrangements	—	57,309		—	57,309
Other assets	45,708	85,660	(b)	535,282	666,650
Total assets	$1,066,160	$1,705,069		$535,282	$3,306,511

	At December 31, 2021
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,123	$48,795		$—	$52,918
Inventory (a)	987,258	1,412,258		—	2,399,516
Investments in joint venture arrangements	—	57,121		—	57,121
Other assets	37,527	63,844	(b)	628,927	730,298
Total assets	$1,028,908	$1,582,018		$628,927	$3,239,853
(a)Inventory includes: single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Northern Region
Homes delivered	760	801
New contracts, net	1,190	1,306
Backlog at end of period	2,320	2,320
Average sales price of homes delivered	$466	$415
Average sales price of homes in backlog	$494	$452
Aggregate sales value of homes in backlog	$1,144,989	$1,048,764
Housing revenue	$353,786	$332,808
Land sale revenue	$—	$190
Operating income homes (a)	$40,216	$38,928
Operating income land	$—	$56
Number of average active communities	92	89
Number of active communities, end of period	94	87
Southern Region
Homes delivered	1,063	1,218
New contracts, net	1,324	1,803
Backlog at end of period	3,206	3,159
Average sales price of homes delivered	$451	$382
Average sales price of homes in backlog	$513	$419
Aggregate sales value of homes in backlog	$1,643,245	$1,325,064
Housing revenue	$479,377	$465,471
Land sale revenue	$3,537	$658
Operating income homes (a)	$83,326	$66,021
Operating income land	$967	$194
Number of average active communities	84	106
Number of active communities, end of period	82	100
Total Homebuilding Regions
Homes delivered	1,823	2,019
New contracts, net	2,514	3,109
Backlog at end of period	5,526	5,479
Average sales price of homes delivered	$457	$395
Average sales price of homes in backlog	$505	$433
Aggregate sales value of homes in backlog	$2,788,234	$2,373,828
Housing revenue	$833,163	$798,279
Land sale revenue	$3,537	$848
Operating income homes (a)	$123,542	$104,949
Operating income land	$967	$250
Number of average active communities	176	195
Number of active communities, end of period	176	187
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Financial Services
Number of loans originated	1,271	1,575
Value of loans originated	$479,780	$515,877

Revenue	$24,111	$29,649
Less: Selling, general and administrative expenses	10,178	9,013
Less: Interest expense	878	943

Income before income taxes	$13,055	$19,693

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Northern	6.7%	6.3%
Southern	7.7%	7.9%

Total cancellation rate	7.2%	7.2%

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
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Northern Region. During the first quarter of 2022, homebuilding revenue in our Northern region increased $20.8 million, from $333.0 million in the first three months of 2021 to $353.8 million in the first three months of 2022. This 6% increase in homebuilding revenue was the result of a 12% increase in the average sales price of homes delivered ($51,000 per home delivered) offset partially by a 5% decrease in the number of homes delivered (41 units) and a $0.2 million decrease in land sale revenue. Operating income in our Northern region increased $1.2 million, from $39.0 million during the first quarter of 2021 to $40.2 million during the three months ended March 31, 2022. The increase in operating income was primarily the result of a $0.5 million increase in our gross margin in addition to a $0.7 million decrease in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $0.6 million, primarily due to the increase in the average sale price of homes delivered. Our housing gross margin percentage declined 100 basis points from 20.0% in the first three months of 2021 to 19.0% for the same period in 2022, primarily due to increased construction and lot costs. Our land sale gross margin decreased by $0.1 million in the first quarter of 2022 compared to the same period in 2021.

Selling, general and administrative expense decreased $0.7 million, from $27.6 million for the three months ended March 31, 2021 to $26.9 million for the three months ended March 31, 2022, and declined as a percentage of revenue to 7.6% in the first quarter of 2022 compared to 8.3% in the same period in 2021. The decrease in selling, general and administrative expense was attributable to a $1.3 million decrease in selling expense due to a $1.9 million decrease in variable selling expenses resulting from decreases in sales commissions produced by the lower number of homes delivered, offset in part by the 12% increase in the average sales price of homes delivered. The decrease in variable selling expenses was partially offset by a $0.6 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models. The decrease in selling expense was partially offset by a $0.6 million increase in general and administrative expense, which was primarily related to an increase in compensation-related expenses due to our increased headcount and our strong financial performance during the period.
During the three months ended March 31, 2022, we experienced a 9% decrease in new contracts in our Northern region, from 1,306 in the three months ended March 31, 2021 to 1,190 in the first quarter of 2022. The decrease in new contracts were due to a reduction in the number of our average selling communities compared to the first quarter of 2021 and the limitations we imposed on sales in a majority of our communities during the period. Homes in backlog remained flat at 2,320 homes at both

March 31, 2021 and March 31, 2022. Average sales price in backlog increased to $494,000 at March 31, 2022 compared to $452,000 at March 31, 2021, which was primarily due to strong demand compared to prior year. During the three months ended March 31, 2022, we opened 15 new communities in our Northern region compared to 13 during the same period in 2021. Our monthly absorption rate in our Northern region declined to 4.3 per community in the three months ended March 31, 2022 from 4.9 per community in the same period in 2021 as a result of the decrease in the number of new contracts during the quarter compared to prior year.
Southern Region. During the three months ended March 31, 2022, homebuilding revenue in our Southern region increased $16.8 million from $466.1 million in the first quarter of 2021 to $482.9 million in the first quarter of 2022. This 4% increase in homebuilding revenue was the result of an 18% increase in the average sales price of homes delivered ($69,000 per home delivered) and a $2.9 million increase in land sale revenue, offset partially by a 13% decrease in the number of homes delivered (155 units). Operating income in our Southern region increased $18.1 million from $66.2 million in the first quarter of 2021 to $84.3 million during the three months ended March 31, 2022. This increase in operating income was the result of a $15.9 million improvement in our gross margin in addition to a $2.2 million decrease in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $15.1 million, due primarily to the increase in average sale price of homes delivered. Our housing gross margin percentage improved 250 basis points from 22.7% in the three months ended March 31, 2021 to 25.2% in the same period in 2022, largely due to strong demand resulting in the increase in average sales price of homes delivered compared to prior year. Our land sale gross margin improved $0.8 million in the first quarter of 2022 compared to the same period in 2021.
Selling, general and administrative expense decreased $2.2 million from $39.8 million in the first quarter of 2021 to $37.6 million in the first quarter of 2022 and declined as a percentage of revenue to 7.8% from 8.5% for the first quarter of 2021. The decrease in selling, general and administrative expense was attributable to a $3.1 million decrease in selling expense due to a $2.7 million decrease in variable selling expenses resulting from decreases in sales commissions produced by the lower number of homes delivered, and a $0.4 million decrease in non-variable selling expenses primarily related to the timing of sales office and model openings and a reduction in marketing costs. The decrease in selling, general and administrative expense was partially offset by a $0.9 million increase in general and administrative expense, which was primarily related to a $0.5 million increase in compensation-related expenses due to our increased headcount and our strong financial performance and a $0.4 million increase in land-related expenses.

During the three months ended March 31, 2022, we experienced a 27% decrease in new contracts in our Southern region, from 1,803 in the three months ended March 31, 2021 to 1,324 in the first quarter of 2022. The decrease in new contracts was primarily due to the decrease in our average number of communities and the limitations we imposed on sales in certain communities during the period. Homes in backlog increased 1% from 3,159 homes at March 31, 2021 to 3,206 homes at March 31, 2022. Average sales price in backlog also increased from $419,000 at March 31, 2021 to $513,000 at March 31, 2022 due to strong demand. During the three months ended March 31, 2022, we opened 16 communities in our Southern region, compared to eight during the first quarter of 2021. Our monthly absorption rate in our Southern region declined to 5.3 per community in the first quarter of 2022 from 5.7 per community in the first quarter of 2021 as a result of the decline in our average communities and the decrease in the number of new contracts during the quarter compared to prior year.
Financial Services. Revenue from our mortgage and title operations decreased 19% from $29.6 million in the first quarter of 2021 to $24.1 million in the first quarter of 2022 due to a 19% decrease in the number of loan originations from 1,575 in the first quarter of 2021 to 1,271 in the first quarter of 2022 and lower margins on loans sold during the period compared to 2021's first quarter due to increased competition for sales of loans, offset partially by an increase in the average loan amount from $328,000 in the three months ended March 31, 2021 to $377,000 in the three months ended March 31, 2022.
We experienced a $6.7 million decrease in operating income in the first quarter of 2022 compared to the same period in 2021, which was primarily due to the decrease in revenue discussed above, and a $1.2 million increase in selling, general and administrative expense compared to the first quarter of 2021. The increase in selling, general and administrative expense was primarily attributable to a $0.7 million increase in compensation-related expenses due to an increase in employee headcount and a $0.5 million increase in other miscellaneous expenses.
At March 31, 2022, M/I Financial provided financing services in all of our markets. Approximately 82% of our homes delivered during the first quarter of 2022 were financed through M/I Financial, compared to 84% in the first quarter of 2021. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $1.0 million from $14.5 million for the three months ended March 31, 2021 to $15.5 million for the three months ended March

31, 2022. The increase was primarily due to a $0.6 million increase in compensation-related expenses due to our increased headcount, a $0.3 million increase in computer costs and a $0.1 million increase in miscellaneous expenses.
Other income. The Company earned less than $0.1 million and $0.2 million of equity in income from its LLCs during the three months ended March 31, 2022 and 2021, respectively.
Interest Expense - Net. Interest expense for the Company decreased $0.5 million from $1.2 million in the three months ended March 31, 2021 to $0.7 million in the three months ended March 31, 2022. This decrease was primarily the result of higher interest capitalization due to the high level of inventory we have under development compared to the prior year. Our weighted average borrowings increased from $707.9 million in the first quarter of 2021 to $802.2 million in the first quarter of 2022, but our weighted average borrowing rate decreased from 5.72% in 2021's first quarter to 4.72% in 2022's first quarter as a result of a change in the mix of borrowings in the current year compared to prior year.
Income Taxes. Our overall effective tax rate was 24.9% for the three months ended March 31, 2022 and 23.0% for the three months ended March 31, 2021. The increase was due to the non-renewal of the energy efficient home credits for 2022 in addition to a decrease in tax benefit from equity compensation.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At March 31, 2022, we had $218.6 million of cash, cash equivalents and restricted cash, with $217.7 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $18.3 million decrease in unrestricted cash and cash equivalents from December 31, 2021. Our principal uses of cash for the three months ended March 31, 2022 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, and debt service requirements, including the repayment of amounts outstanding under our credit facilities, and the repurchase of $15.4 million of our outstanding common shares under our 2021 Share Repurchase Program (as defined below) during the first quarter of 2022. In order to fund these uses of cash, we used proceeds from home deliveries, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
The Company is a party to three primary credit agreements: (1) a $550 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries; (2) a $175 million secured mortgage warehousing agreement, dated June 24, 2016, as amended on May 28, 2021, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $90 million mortgage repurchase agreement, dated October 30, 2017, as amended on October 25, 2021, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”).

As of March 31, 2022, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities totaling an aggregate principal amount of $876.2 million, with $176.2 million payable within 12 months. Future interest payments associated with these notes payable totaled $213.8 million as of March 31, 2022, with $31.8 million payable within 12 months.
As of March 31, 2022, there were no borrowings outstanding and $74.1 million of letters of credit outstanding under our $550 million Credit Facility, leaving $475.9 million available. We expect to continue managing our balance sheet and liquidity carefully in 2022 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in 2022 from cash receipts, excess cash balances and availability under our credit facilities.
During the first quarter of 2022, we delivered 1,823 homes, started 2,384 homes, and spent $93.9 million on land purchases and $100.7 million on land development.

We are selectively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of March 31, 2022, we had a total of 21,552 lots under contract, with an aggregate purchase price of approximately $961.5 million, to be acquired during the remainder of 2022 through 2029.
Our off-balance sheet arrangements relating to our homebuilding operations include joint venture arrangements, land option agreements, guarantees and indemnifications associated with acquiring and developing land, and the issuance of letters of credit and completion bonds. We use these arrangements to secure the most desirable lots on which to build homes for our homebuyers in a manner that we believe reduces the overall risk to the Company.

Operating Cash Flow Activities. During the three-month period ended March 31, 2022, we generated $69.3 million of cash from operating activities, compared to generating $75.2 million of cash in operating activities during the first quarter of 2021. The cash generated from operating activities in the first quarter of 2022 was primarily a result of net income of $91.8 million, $69.2 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable, customer deposits and other liabilities totaling $85.8 million offset, in part, by a $129.3 million increase in inventory, a decrease in accrued compensation of $31.7 million and an increase in other assets of $25.0 million. The $75.2 million of cash generated in operating activities in 2021's first quarter was primarily a result of net income of $84.9 million, $9.8 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable, other liabilities and customer deposits totaling $42.4 million, offset, in part, by a $34.3 million increase in inventory, and a decrease in accrued compensation of $27.3 million.

Investing Cash Flow Activities. During the first quarter of 2022, we used $6.6 million of cash from investing activities, compared to generating $0.6 million of cash in investing activities during the first quarter of 2021. The cash used was primarily a result of a $5.4 million increase in our investment in joint venture arrangements in the first quarter of 2022. Our cash generated during the first quarter of 2021 was primarily due to an increase in proceeds from the sale of a portion of our mortgage servicing rights of $4.4 million and return of capital from joint venture arrangements of $1.1 million in the first quarter of 2021, partially offset by a $4.7 million increase in our investment in joint venture arrangements.

Financing Cash Flow Activities. During the three months ended March 31, 2022, we used $80.5 million of cash from financing activities, compared to using $43.7 million of cash during the first three months of 2021. The cash used from financing activities in 2022 was primarily due to repayments of $62.5 million (net of proceeds from borrowings) under our two M/I Financial credit facilities in addition to the repurchase of $15.4 million of our outstanding common shares during the first quarter of 2022. The cash used in financing activities in the first quarter of 2021 was primarily due to repayments of $49.4 million (net of proceeds from borrowings) under our two M/I Financial credit facilities during the first quarter of 2021.

On July 28, 2021, the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company may purchase up to $100 million of its outstanding common shares (the “2021 Share Repurchase Program”). On February 17, 2022, the Company announced that its Board of Directors approved an increase to its 2021 Share Repurchase Program, for a total of $200 million authorized for repurchases. During the first quarter of 2022, the Company repurchased 0.3 million outstanding common shares with an aggregate purchase price of $15.4 million under the 2021 Share Repurchase Program which was funded with cash on hand. As of March 31, 2022, the Company is authorized to repurchase an additional $133.1 million of outstanding common shares under the 2021 Share Repurchase Program (see Note 12 to our financial statements for more information).

Based on current market conditions, expected capital needs and availability, and the current market price of the Company’s common shares, we expect to continue repurchasing shares during the remainder of 2022. The timing and amount of any purchases under the 2021 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements.

At March 31, 2022 and December 31, 2021, our ratio of homebuilding debt to capital was 29% and 30%, respectively, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes, our 2028 Senior Notes, and Notes Payable-Other) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of March 31, 2022:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$475,943
Notes payable – financial services (b)	(b)	$203,650	$1,853
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $1.38 billion of availability for additional senior debt at March 31, 2022. As a result, the full $550 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $74.1 million of letters of credit outstanding at March 31, 2022, leaving $475.9 million available. The Credit Facility has an expiration date of July 18, 2025.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of M/I Financial’s warehousing agreements, which was $265 million as of March 31, 2022. The MIF Mortgage Warehousing Agreement has an expiration date of May 27, 2022 and the MIF Mortgage Repurchase Facility has an expiration date of October 24, 2022.
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

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $150 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $1.13 billion at March 31, 2022 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility). On February 16, 2022, the Company amended its Credit Facility to eliminate specified limits on the Company to make investments in its subordinated debt and capital stock. Such investments are subject to the Company’s compliance with the other covenants and provisions in the Credit Facility.

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

As of March 31, 2022, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of March 31, 2022:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$1,128.3	$1,620.6
Leverage Ratio	≤	0.60	0.25
Interest Coverage Ratio	≥	1.5 to 1.0	18.0 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$486.2	$7.9
Unsold Housing Units and Model Homes	≤	2,955	665

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
As of March 31, 2022, there was $139.8 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of March 31, 2022:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	6.2 to 1.0
Liquidity	≥	$7.0	$36.3
Adjusted Net Income	>	$0.0	$30.9
Tangible Net Worth	≥	$15.0	$37.9
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

The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the MIF Mortgage Repurchase Facility. As of March 31, 2022, there was $63.9 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants under the MIF Mortgage Repurchase Facility as of March 31, 2022.

Senior Notes.

3.95% Senior Notes. On August 23, 2021, the Company issued $300.0 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of March 31, 2022, the Company was in compliance with all terms, conditions, and covenants under the indenture.

4.95% Senior Notes. On January 22, 2020, the Company issued $400.0 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of March 31, 2022, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 8 to our financial statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.
Supplemental Financial Information.
As of March 31, 2022, M/I Homes, Inc. had $300.0 million aggregate principal amount of its 2030 Senior Notes and $400.0 million aggregate principal amount of its 2028 Senior Notes outstanding.
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

Summarized Balance Sheet Data

(In thousands)	As of March 31, 2022	As of December 31, 2021
Assets:
Cash	$176,660	$203,381
Investment in joint venture arrangements	$49,780	$50,648
Amounts due from Non-Guarantor Subsidiaries	$10,435	$6,455
Total assets	$3,012,607	$2,897,385

Liabilities and Shareholders’ Equity
Total liabilities	$1,360,670	$1,320,337
Shareholders’ equity	$1,651,937	$1,577,048

Summarized Statement of Income Data

Three Months Ended
(In thousands)	March 31, 2022
Revenues	$836,700
Land and housing costs	$647,702
Selling, general and administrative expense	$79,685
Income before income taxes	$109,520
Net income	$81,799

Weighted Average Borrowings. For the three months ended March 31, 2022 and 2021, our weighted average borrowings outstanding were $802.2 million and $707.9 million, respectively, with a weighted average interest rate of 4.72% and 5.72%, respectively. The increase in our weighted average borrowings related to increased borrowings under our two M/I Financial credit facilities during the first quarter of 2022 compared to the same period in 2021.

At both March 31, 2022 and December 31, 2021, we had no borrowings outstanding under the Credit Facility. Based on our currently anticipated spending on home construction, overhead expenses, share repurchases and land acquisition and development during the remainder of 2022, offset by expected cash receipts from home deliveries and other sources, the likelihood of borrowing under the Credit Facility during the remainder of 2022 is low and, to the extent that we do borrow under the Credit Facility during the remainder of the year, we do not expect the peak amount outstanding to exceed $150 million. The actual amount borrowed during the remainder of 2022 and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2021 Share Repurchase Program and any other extraordinary events or transactions.  The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $74.1 million of letters of credit issued and outstanding under the Credit Facility at March 31, 2022. During the three months ended March 31, 2022, the average daily amount of letters of credit outstanding under the Credit Facility was $80.0 million and the maximum amount of letters of credit outstanding under the Credit Facility was $88.0 million.

At March 31, 2022, M/I Financial had $139.8 million outstanding under the MIF Mortgage Warehousing Agreement.  During the three months ended March 31, 2022, the average daily amount outstanding under the MIF Mortgage Warehousing

Agreement was $61.6 million and the maximum amount outstanding was $196.8 million, which occurred during January 2022 while the temporary increase provision was in effect and the maximum borrowing availability was $235.0 million.
At March 31, 2022, M/I Financial had $63.9 million outstanding under the MIF Mortgage Repurchase Facility.  During the three months ended March 31, 2022, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $37.0 million and the maximum amount outstanding was $69.7 million, which occurred during January 2022.
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
INTEREST RATES AND INFLATION

Our business is significantly affected by general economic conditions within the United States and, particularly, by the impact of interest rates and inflation.  The annual rate of inflation in the United States hit 8.5% in March 2022, the highest in four decades, as measured by the Consumer Price Index (CPI). Inflation can have a long-term impact on us because increasing costs of land, materials and labor can result in a need to increase the sales prices of homes. In addition, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand and the costs of financing land development activities and housing construction. Higher interest rates also may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them.  The impact of increased rates can be offset, in part, by offering variable rate loans with lower interest rates.  In conjunction with our mortgage financing services, hedging methods are used to reduce our exposure to interest rate fluctuations between the commitment date of the loan and the time the loan closes. Rising interest rates, as well as increased materials and labor costs, may reduce gross margins. An increase in material and labor costs is particularly a problem during a period of declining home prices. Conversely, deflation can impact the value of real estate and make it difficult for us to recover our land costs. Therefore, either inflation or deflation could adversely impact our future results of operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permitted borrowings of up to $815 million as of March 31, 2022, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2022	2021
Whole loan contracts and related committed IRLCs	$14,587	$782
Uncommitted IRLCs	470,964	228,831
FMBSs related to uncommitted IRLCs	453,000	223,000
Whole loan contracts and related mortgage loans held for sale	5,005	3,785
FMBSs related to mortgage loans held for sale	200,000	251,000
Mortgage loans held for sale covered by FMBSs	198,937	263,088

The table below shows the measurement of assets and liabilities at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2022	2021
Mortgage loans held for sale	$200,455	$275,655
Forward sales of mortgage-backed securities	18,037	4,477
Interest rate lock commitments	(7,648)	(487)
Whole loan contracts	(5)	(62)
Total	$210,839	$279,583

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Description (in thousands)	2022	2021
Mortgage loans held for sale	$(5,956)	$(6,940)
Forward sales of mortgage-backed securities	13,560	9,347
Interest rate lock commitments	(7,229)	(2,618)
Whole loan contracts	125	413
Total gain recognized	$500	$202

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of March 31, 2022. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at March 31, 2022. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total	3/31/2022
ASSETS:
Mortgage loans held for sale:
Fixed rate	$205,804	—	—	—	—	—	$205,804	$200,455
Weighted average interest rate	3.66%	—	—	—	—	—	3.66%

LIABILITIES:
Long-term debt — fixed rate	—	—	—	—	—	$700,000	$700,000	$640,375
Weighted average interest rate	—	—	—	—	—	4.52%	4.52%
Short-term debt — variable rate	$203,650	—	—	—	—	—	$203,650	$203,650
Weighted average interest rate	2.40%	—	—	—	—	—	2.40%

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s legal proceedings are discussed in Note 6 to the Company’s Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors appearing in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities - None.
(b) Use of Proceeds - Not Applicable.
(c) Purchases of Equity Securities

Common shares purchased during the three months ended March 31, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

January 1, 2022 - January 31, 2022	—	—	—	$148,479,621
February 1, 2022 - February 28, 2022	160,000	$48.94	160,000	$140,649,270
March 1, 2022 - March 31, 2022	150,000	$50.42	150,000	$133,086,418

Quarter ended March 31, 2022	310,000	$49.66	310,000	$133,086,418
(1) On July 28, 2021, the Company announced that its Board of Directors authorized the 2021 Share Repurchase Program. On February 17, 2022, the Company announced that its Board of Directors approved an increase to the 2021 Share Repurchase Program by an additional $100 million. Under the 2021 Share Repurchase Program, the Company may purchase up to $200 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The 2021 Share Repurchase Program does not have an expiration date and may be modified, suspended or discontinued at any time. See Note 12 to our Condensed Consolidated Financial Statements for additional information.

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

M/I Homes, Inc.
(Registrant)

Date:	April 29, 2022	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 29, 2022	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)