Form 10-Q
period 2022-06-30
M/I HOMES, INC.
filed 2022-07-29
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022

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
Common shares, par value $.01 per share: 27,760,583 shares outstanding as of July 27, 2022.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	June 30, 2022	December 31, 2021
	(unaudited)

ASSETS:
Cash, cash equivalents and restricted cash	$188,755	$236,368
Mortgage loans held for sale	194,450	275,655
Inventory	2,816,265	2,452,434
Property and equipment - net	36,150	37,648
Investment in joint venture arrangements	55,625	57,121
Operating lease right-of-use assets	52,328	50,950
Deferred income tax asset	10,251	10,251
Goodwill	16,400	16,400
Other assets	123,100	103,026
TOTAL ASSETS	$3,493,324	$3,239,853

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$329,384	$244,505
Customer deposits	135,781	107,864
Operating lease liabilities	53,058	51,497
Other liabilities	227,233	226,969
Community development district obligations	33,217	20,089
Obligation for consolidated inventory not owned	8,954	2,768
Notes payable bank - financial services operations	194,602	266,160
Notes payable - other	1,001	4,549
Senior notes due 2028 - net	395,718	395,331
Senior notes due 2030 - net	296,109	295,937
TOTAL LIABILITIES	$1,675,057	$1,615,669

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both June 30, 2022 and December 31, 2021; issued 30,137,141 shares at both June 30, 2022 and December 31, 2021	$301	$301
Additional paid-in capital	347,923	347,452
Retained earnings	1,573,998	1,345,321
Treasury shares - at cost - 2,376,558 and 1,637,511 shares at June 30, 2022 and December 31, 2021, respectively	(103,955)	(68,890)
TOTAL SHAREHOLDERS’ EQUITY	$1,818,267	$1,624,184
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,493,324	$3,239,853

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021

Revenue	$1,040,654	$961,040	$1,901,465	$1,789,816
Costs and expenses:
Land and housing	756,367	719,672	1,404,069	1,346,257
General and administrative	55,216	49,078	103,999	94,283
Selling	46,206	50,576	87,627	96,265
Other income	(1)	(35)	(17)	(195)
Interest expense	693	452	1,364	1,628
Total costs and expenses	$858,481	$819,743	$1,597,042	$1,538,238

Income before income taxes	182,173	141,297	304,423	251,578

Provision for income taxes	45,335	33,690	75,746	59,105

Net income	$136,838	$107,607	$228,677	$192,473
Earnings per common share:
Basic	$4.88	$3.68	$8.10	$6.60
Diluted	$4.79	$3.58	$7.93	$6.43

Weighted average shares outstanding:
Basic	28,041	29,271	28,231	29,144
Diluted	28,590	30,093	28,826	29,935

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended June 30, 2022
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at March 31, 2022	28,288,783	$301	$346,291	$1,437,160	$(80,063)	$1,703,689
Net income	—	—	—	136,838	—	136,838
Repurchases of common shares	(550,000)	—	—	—	(24,842)	(24,842)
Stock options exercised	21,800	—	(386)	—	950	564
Stock-based compensation expense	—	—	2,018	—	—	2,018
Balance at June 30, 2022	27,760,583	$301	$347,923	$1,573,998	$(103,955)	$1,818,267

	Six Months Ended June 30, 2022
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2021	28,499,630	$301	$347,452	$1,345,321	$(68,890)	$1,624,184
Net income	—	—	—	228,677	—	228,677
Stock options exercised	30,400	—	(550)	—	1,320	770
Stock-based compensation expense	—	—	3,849	—	—	3,849
Repurchase of common shares	(860,000)	—	—	—	(40,235)	(40,235)
Deferral of executive and director compensation	—	—	1,022	—	—	1,022
Executive and director deferred compensation distributions	90,553	—	(3,850)	—	3,850	—
Balance at June 30, 2022	27,760,583	$301	$347,923	$1,573,998	$(103,955)	$1,818,267

	Three Months Ended June 30, 2021
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at March 31, 2021	29,185,630	$301	$340,696	$1,033,319	$(20,894)	$1,353,422
Net income	—	—	—	107,607	—	107,607
Stock options exercised	132,500	—	464	—	2,910	3,374
Stock-based compensation expense	—	—	2,141	—	—	2,141
Balance at June 30, 2021	29,318,130	$301	$343,301	$1,140,926	$(17,984)	$1,466,544

	Six Months Ended June 30, 2021
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2020	28,813,849	$301	$339,001	$948,453	$(29,057)	$1,258,698
Net income	—	—	—	192,473	—	192,473
Stock options exercised	428,100	—	1,230	—	9,400	10,630
Stock-based compensation expense	—	—	4,405	—	—	4,405
Deferral of executive and director compensation	—	—	338	—	—	338
Executive and director deferred compensation distributions	76,181	—	(1,673)	—	1,673	—
Balance at June 30, 2021	29,318,130	$301	$343,301	$1,140,926	$(17,984)	$1,466,544

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
OPERATING ACTIVITIES:
Net income	$228,677	$192,473
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income from joint venture arrangements	(17)	(195)
Mortgage loan originations	(996,040)	(1,088,033)
Proceeds from the sale of mortgage loans	1,074,370	1,149,308
Fair value adjustment of mortgage loans held for sale	2,875	258
Fair value adjustment of mortgage servicing rights	—	(162)
Capitalization of originated mortgage servicing rights	(5,810)	(9,784)
Amortization of mortgage servicing rights	654	583
Depreciation	6,531	6,357
Amortization of debt issue costs	1,289	1,294
Loss on sale of mortgage servicing rights	418	177
Stock-based compensation expense	3,849	4,405
Change in assets and liabilities:
Inventory	(336,470)	(133,286)
Other assets	(11,079)	(3,277)
Accounts payable	84,879	36,241
Customer deposits	27,917	37,104
Accrued compensation	(13,397)	(11,882)
Other liabilities	9,894	(7,780)
Net cash provided by operating activities	78,540	173,801

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,693)	(1,036)
Return of capital from joint venture arrangements	2,046	1,050
Investment in joint venture arrangements	(10,916)	(17,101)
Proceeds from sale of mortgage servicing rights	100	4,324
Net cash used in investing activities	(11,463)	(12,763)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	47,100	—
Repayment of bank borrowings - homebuilding operations	(47,100)	—
Net repayments of bank borrowings - financial services operations	(71,558)	(58,515)
(Principal repayments of) proceeds from notes payable - other and community development district bond obligations	(3,547)	54
Repurchase of common shares	(40,235)	—
Debt issue costs	(120)	(2,211)
Proceeds from exercise of stock options	770	10,630
Net cash used in financing activities	(114,690)	(50,042)
Net (decrease) increase in cash, cash equivalents and restricted cash	(47,613)	110,996
Cash, cash equivalents and restricted cash balance at beginning of period	236,368	260,810
Cash, cash equivalents and restricted cash balance at end of period	$188,755	$371,806

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$(16)	$420
Income taxes	$71,702	$60,523

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$13,128	$8,611
Consolidated inventory not owned	$6,186	$2,567
Distribution of single-family lots from joint venture arrangements	$10,383	$18,086

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

Significant Accounting Policies

There have been no significant changes to our significant accounting policies during the quarter ended June 30, 2022 as compared to those disclosed in our 2021 Form 10-K.
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

A summary of the Company’s inventory as of June 30, 2022 and December 31, 2021 is as follows:

(In thousands)	June 30, 2022	December 31, 2021
Single-family lots, land and land development costs	$1,136,380	$1,125,738
Land held for sale	10,524	4,312
Homes under construction	1,514,965	1,187,341
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2022 - $11,977; December 31, 2021 - $12,023)	56,050	59,268
Community development district infrastructure	33,217	20,089
Land purchase deposits	56,175	52,918
Consolidated inventory not owned	8,954	2,768
Total inventory	$2,816,265	$2,452,434

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of June 30, 2022 and December 31, 2021, we had 1,732 homes (with a carrying value of $257.0 million) and 1,266 homes (with a carrying value of $193.2 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $33.2 million liability and a $20.1 million liability related to these CDD bond obligations as of June 30, 2022 and December 31, 2021, respectively, along with the related inventory infrastructure.

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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  A summary of capitalized interest for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Capitalized interest, beginning of period	$25,807	$22,119	$24,343	$21,329
Interest capitalized to inventory	8,778	9,623	17,569	18,618
Capitalized interest charged to land and housing costs and expenses	(7,536)	(9,438)	(14,863)	(17,643)
Capitalized interest, end of period	$27,049	$22,304	$27,049	$22,304

Interest incurred	$9,471	$10,075	$18,933	$20,246

NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of June 30, 2022 and December 31, 2021, our investment in such joint venture arrangements totaled $55.6 million and $57.1 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $1.5 million decrease during the six-month period ended June 30, 2022 was driven primarily by lot distributions from our joint venture arrangements of $10.4 million and return of capital from joint venture arrangements of $2.0 million, offset, in part, by our cash contributions to our joint venture arrangements during the first half of 2022 of $10.9 million.
The majority of our investment in joint venture arrangements for both June 30, 2022 and December 31, 2021 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of June 30, 2022 and December 31, 2021, the Company had $50.1 million and $50.6 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of June 30, 2022 and December 31, 2021, the Company had $5.5 million and $6.5 million, respectively, of equity invested in LLCs. The Company’s percentage of ownership in these LLCs as of both June 30, 2022 and December 31, 2021 ranged from 25% to 50%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. The Company’s equity in income relating to earnings from its LLCs was less than $0.1 million for both the three months ended June 30, 2022 and June 30, 2021. For the six months ended June 30, 2022 and 2021, the Company’s equity in income relating to earnings from its LLCs was less than $0.1 million and $0.2 million, respectively. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of June 30, 2022 was the amount invested of $55.6 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the 2021 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both June 30, 2022 and December 31, 2021, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of our mortgage servicing rights were $13.7 million at June 30, 2022. At December 31, 2021, both the carrying value and fair value of our mortgage servicing rights were $8.4 million.
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
The table below shows the notional amounts of our financial instruments at June 30, 2022 and December 31, 2021:

Description of Financial Instrument (in thousands)	June 30, 2022	December 31, 2021
Whole loan contracts and related committed IRLCs	$7,082	$782
Uncommitted IRLCs	562,101	228,831
FMBSs related to uncommitted IRLCs	570,000	223,000
Whole loan contracts and related mortgage loans held for sale	12,875	3,785
FMBSs related to mortgage loans held for sale	188,000	251,000
Mortgage loans held for sale covered by FMBSs	184,620	263,088

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2022	2021	2022	2021
Mortgage loans held for sale	$3,081	$6,682	$(2,875)	$(258)
Forward sales of mortgage-backed securities	(16,312)	(8,329)	(2,753)	1,017
Interest rate lock commitments	4,536	3,128	(2,693)	510
Whole loan contracts	(13)	(60)	112	353
Total (loss) gain recognized	$(8,708)	$1,421	$(8,209)	$1,622

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	June 30, 2022		June 30, 2022
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$1,725	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	3,061
Whole loan contracts	Other assets	—	Other liabilities	68
Total fair value measurements		$1,725		$3,129

	Asset Derivatives		Liability Derivatives
	December 31, 2021		December 31, 2021
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$4,477	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	487
Whole loan contracts	Other assets	—	Other liabilities	62
Total fair value measurements		$4,477		$549
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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and six months ended June 30, 2022 and 2021, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the 2021 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and six months ended June 30, 2022 and 2021, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2022 and December 31, 2021. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		June 30, 2022		December 31, 2021
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$188,755	$188,755	$236,368	$236,368
Mortgage loans held for sale	Level 2	194,450	194,450	275,655	275,655
Forward sales of mortgage-backed securities	Level 2	1,725	1,725	4,477	4,477
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	—	—
Notes payable - financial services operations	Level 2	194,602	194,602	266,160	266,160
Notes payable - other	Level 2	1,001	973	4,549	5,015
Senior notes due 2028 (a)	Level 2	400,000	340,500	400,000	414,000
Senior notes due 2030 (a)	Level 2	300,000	223,875	300,000	294,375
Interest rate lock commitments	Level 2	3,061	3,061	487	487
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	68	68	62	62
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at June 30, 2022 and December 31, 2021:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2028 and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at June 30, 2022 and December 31, 2021. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended June 30, 2022 under the Company’s $550 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the one-month LIBOR rate plus a margin of 175 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC, a 100%-owned subsidiary of M/I Homes, Inc. (“M/I Financial”), is a party to two credit agreements: (1) a $200 million secured mortgage warehousing agreement, dated May 27, 2022 (the “MIF Mortgage Warehousing Agreement”); and (2) a $90 million mortgage repurchase agreement, dated October 30, 2017, as amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the second quarter of 2022 fluctuated with LIBOR or BSBY, as applicable. See Note 8 to our financial statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.

Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $339.7 million and $305.0 million were covered under these guarantees as of June 30, 2022 and December 31, 2021, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at June 30, 2022, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $1.1 million and $0.7 million at June 30, 2022 and December 31, 2021, respectively.
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
The Company recorded a liability relating to the guarantees described above totaling $0.4 million and $0.3 million at June 30, 2022 and December 31, 2021, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
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
A summary of warranty activity for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Warranty reserves, beginning of period	$29,472	$29,426	$29,728	$29,012
Warranty expense on homes delivered during the period	5,546	5,586	10,106	10,412
Changes in estimates for pre-existing warranties	907	248	1,178	611
Settlements made during the period	(5,955)	(5,380)	(11,042)	(10,155)
Warranty reserves, end of period	$29,970	$29,880	$29,970	$29,880

We have received claims related to stucco installation from homeowners in certain of our communities in our Tampa and Orlando, Florida markets and have been named as a defendant in legal proceedings initiated by certain of such homeowners. These claims primarily relate to homes built prior to 2014 which have second story elevations with frame construction.

During the three and six month period ended June 30, 2022, we did not record any additional warranty charges or receive any additional recoveries for stucco-related repair costs. The remaining reserve at June 30, 2022 for (1) homes in our Florida communities that we had identified as needing repair but had not yet completed the repair and (2) estimated repair costs for homes in our Florida communities that we had not yet identified as needing repair but that may require repair in the future included within our warranty reserve was $2.3 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of June 30, 2022. Our remaining stucco-related reserve is gross of any recoveries.
Our estimate of future costs of stucco-related repairs is based on our judgment, various assumptions and internal data. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, we may revise our estimate, including to reflect additional estimated future stucco-related repairs costs, which revision could be material.

Performance Bonds and Letters of Credit

At June 30, 2022, the Company had outstanding approximately $426.0 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through November 2027. Included in this total are: (1) $315.3 million of performance and maintenance bonds and $92.9 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $12.9 million of financial letters of credit, of which $12.4 million represent deposits on land and lot purchase agreements; and (3) $4.9 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At June 30, 2022, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $1.1 billion. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters
In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At June 30, 2022 and December 31, 2021, we had $0.7 million and $1.2 million reserved for legal expenses, respectively.
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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis during the fourth quarter of 2021, and as no indicators for impairment existed at December 31, 2021, no impairment was recorded. At June 30, 2022, no indicators for impairment existed and therefore no impairment was recorded. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen or other events occur that could impact the fair value of the reporting unit.
NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $550 million and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $700 million, subject to obtaining additional commitments from lenders. The Credit Facility matures on July 18, 2025. Interest on amounts borrowed under the Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of the one-month LIBOR (subject to a floor of 0.25%) plus a margin of 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio). The Credit Facility includes a provision for the replacement of LIBOR under certain circumstances where one-month LIBOR is no longer available. The Credit Facility also contains certain financial covenants. At June 30, 2022, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $1.51 billion of availability for additional senior debt at June 30, 2022. As a result, the full $550 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At June 30, 2022, there were no borrowings outstanding and $105.7 million of letters of credit outstanding, leaving a net remaining borrowing availability of $444.3 million. The Credit Facility includes a $150 million sub-facility for letters of credit.

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
Notes Payable - Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. On May 27, 2022, M/I Financial amended and restated the MIF Mortgage Warehousing Agreement which, among other things, increased the maximum borrowing availability from $175 million to $200 million, extended the expiration date to May 26, 2023, replaced the LIBOR rate with the Bloomberg Short Term Bank Yield Index (“BSBY”) rate, and adjusted certain financial covenant limits. The maximum borrowing availability will increase during certain periods of expected increases in the volume of mortgage originations, specifically to $275 million from September 19, 2022 to November 13, 2022 and to $300 million from November 14, 2022 through February 6, 2023. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month BSBY rate (subject to a floor of 0.25%) plus a spread of 190 basis points.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $90 million. The MIF Mortgage Repurchase Facility expires on October 24, 2022. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the one-month LIBOR rate (subject to a floor of 0.75% or 0.625% based on the type of loan) plus 175 or 200 basis points depending on the loan type. The MIF Mortgage Repurchase Facility includes a provision for the replacement of LIBOR under certain circumstances where one-month LIBOR is no longer available. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At June 30, 2022, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At June 30, 2022 and December 31, 2021, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $290.0 million and $325.0 million, respectively. At June 30, 2022 and December 31, 2021, M/I Financial had $194.6 million and $266.2 million outstanding on a combined basis under its credit facilities, respectively.
Senior Notes
As of both June 30, 2022 and December 31, 2021, we had $300.0 million of our 2030 Senior Notes outstanding. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year, and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As of both June 30, 2022 and December 31, 2021, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes on or after February 1, 2023 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 103.713% of the principal amount outstanding, but will decline to 102.475% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2024, will further decline to 101.238% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2025 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.
The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of June 30, 2022, the Company was in compliance with all terms, conditions, and covenants under the indenture.

The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of June 30, 2022, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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
The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $553.2 million at June 30, 2022 and $487.5 million at December 31, 2021. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors (see Note 12 to our financial statements for more information).
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $1.0 million and $4.5 million as of June 30, 2022 and December 31, 2021, respectively, which are comprised of notes payable acquired in the normal course of business.

NOTE 9. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
NUMERATOR
Net income	$136,838	$107,607	$228,677	$192,473
DENOMINATOR
Basic weighted average shares outstanding	28,041	29,271	28,231	29,144
Effect of dilutive securities:
Stock option awards	246	512	287	487
Deferred compensation awards	303	310	308	304
Diluted weighted average shares outstanding	28,590	30,093	28,826	29,935
Earnings per common share:
Basic	$4.88	$3.68	$8.10	$6.60
Diluted	$4.79	$3.58	$7.93	$6.43
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	908	6	784	3
NOTE 10. Income Taxes
During the three months ended June 30, 2022 and 2021, the Company recorded a tax provision of $45.3 million and $33.7 million, respectively, which reflects income tax expense related to the periods’ income before income taxes. The effective tax rate for the three months ended June 30, 2022 and 2021 was 24.9% and 23.8%, respectively. The increase in the effective rate from the three months ended June 30, 2021 was primarily attributable to a $1.0 million decrease in tax benefits from the non-renewal of the energy efficient home credits for 2022 in addition to a $0.9 million decrease in tax benefits from equity compensation.
During the six months ended June 30, 2022 and 2021, the Company recorded a tax provision of $75.7 million and $59.1 million, respectively. The effective tax rate for the six months ended June 30, 2022 and 2021 was 24.9% and 23.5%, respectively. The increase in the effective rate from the six months ended June 30, 2021 was primarily attributable to a $2.3 million decrease in tax benefits from the non-renewal of the energy efficient home credits for 2022 and a $2.0 million decrease in tax benefit from equity compensation taken during the first half of 2022 compared to the same period in 2021.

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
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment, revenue, operating income (loss) and interest expense (income) for the three and six months ended June 30, 2022 and 2021, as well as the Company’s income before income taxes for such periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenue:
Northern homebuilding	$472,814	$417,787	$826,600	$750,785
Southern homebuilding	548,466	514,618	1,031,380	980,747
Financial services (a)	19,374	28,635	43,485	58,284
Total revenue	$1,040,654	$961,040	$1,901,465	$1,789,816

Operating income (loss):
Northern homebuilding	$74,078	$61,982	$114,294	$100,966
Southern homebuilding	120,024	79,064	204,317	145,279
Financial services (a)	9,608	18,925	23,541	39,561
Less: Corporate selling, general and administrative expense	(20,845)	(18,257)	(36,382)	(32,795)
Total operating income	$182,865	$141,714	$305,770	$253,011

Interest expense (income):
Northern homebuilding	$—	$—	$—	$76
Southern homebuilding	—	—	(2)	157
Financial services (a)	941	949	1,819	1,892
Corporate	(248)	(497)	(453)	(497)
Total interest expense	$693	$452	$1,364	$1,628

Other income	$(1)	$(35)	$(17)	$(195)

Income before income taxes	$182,173	$141,297	$304,423	$251,578
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

The following tables show total assets by segment at June 30, 2022 and December 31, 2021:

	June 30, 2022
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$7,002	$49,173		$—	$56,175
Inventory (a)	1,086,685	1,673,405		—	2,760,090
Investments in joint venture arrangements	—	55,625		—	55,625
Other assets	43,562	85,585	(b)	492,287	621,434
Total assets	$1,137,249	$1,863,788		$492,287	$3,493,324

	December 31, 2021
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,123	$48,795		$—	$52,918
Inventory (a)	987,258	1,412,258		—	2,399,516
Investments in joint venture arrangements	—	57,121		—	57,121
Other assets	37,527	63,844	(b)	628,927	730,298
Total assets	$1,028,908	$1,582,018		$628,927	$3,239,853
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

During the second quarter 2022, the Company repurchased 0.6 million outstanding common shares at an aggregate purchase price of $24.8 million under the 2021 Share Repurchase Program. As of June 30, 2022, $108.2 million remained available for repurchases under the 2021 Share Repurchase Program.
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
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Housing	$1,017,906	$927,506	$1,851,069	$1,725,785
Land sales	3,374	4,899	6,911	5,747
Financial services (a)	19,374	28,635	43,485	58,284
Total revenue	$1,040,654	$961,040	$1,901,465	$1,789,816
(a)Revenue includes hedging gains of $18.3 million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively, and hedging gains of $26.5 million and $3.9 million for the six months ended June 30, 2022 and 2021, respectively. Hedging gains do not represent revenue recognized from contracts with customers.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 97% of our total revenues for the three and six months ended June 30, 2022 and 2021, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 141,100 homes since commencing homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended June 30, 2022 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K.
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
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee
Overview
During the first half of 2022, many of the fundamental drivers of housing demand remained in place, despite increased inflationary pressures and rising mortgage interest rates, including favorable demographics and a limited supply of new and resale inventory driving record financial results for our business. Strong demand for our homes in 2021 and in the first half of 2022 enabled us to increase selling prices in many of our communities in concert with rising labor and building material costs. The increase in selling prices, in combination with our focus on balancing sales pace, price of labor and materials, and construction starts at many of our communities, helped us to achieve record second quarter revenue, income before income taxes and net income. We also achieved the second highest level of second quarter home deliveries in our history, despite the supply chain challenges and disruptions that we are experiencing in 2022. Our improved profitability is attributable primarily to improved margins and overhead leverage when compared to 2021’s second quarter.

Our number of new contracts for the second quarter of 2022 declined 20% from the second quarter of 2021 due to several factors, including (1) consumer uncertainty related to inflation and rising mortgage interest rates, (2) a reduction in the number of our average selling communities to 172 in 2022 from 181 in 2021, (3) limitations we imposed on sales in select communities to align sales with production timelines and lot availability in the first half of 2022, and (4) the record sales pace we achieved in the second quarter of 2021. In addition, we continued to experience construction delays and supply chain challenges which have impacted the homebuilding industry and many of our product manufacturers, including raw material availability, extension of product lead times, labor and transportation issues, and overall demand outpacing production or shipping capacities. These challenges have resulted in a significant increase in our build cycle times, which we expect to continue for the foreseeable future, and led, in part, to our home deliveries for the second quarter declining 6% compared to 2021's second quarter and a sales backlog value of $2.7 billion, a second quarter record and our second highest in Company history.

During the second quarter and first half of 2022, we achieved the following results in comparison to the second quarter and first half of 2021:
•Total sales value in backlog increased 9% to $2.7 billion, a second-quarter record
•Revenue increased 8% to $1.04 billion (a second-quarter record) and 6% to $1.90 billion, respectively (a year-to-date record)
•Income before income taxes increased 29% to $182.2 million (an all-time quarterly record) 21% to $304.4 million (a year-to-date record), respectively
•Net income increased 27% to $136.8 million (an all-time quarterly record) and 19% to $228.7 million (a year-to-date record), respectively

Our company-wide absorption pace of sales per community for the second quarter of 2022 declined to 3.5 per month compared to the record pace of 4.2 per month for the prior year’s second quarter as a result of the decline in our average communities and the decrease in the number of new contracts during the quarter compared to prior year. Partially as a result of the accelerated sales pace we experienced in 2020 and 2021, our number of average number of selling communities declined to 172 during the second quarter of 2022 from 181 for the second quarter of 2021. We believe we maintain a strong land position, and we continue to place additional land under contract for communities that will open in future periods. However, delays in our ability to replace existing communities that are selling out in the short-term could negatively impact our number of selling communities throughout the remainder of 2022 and into 2023 as a result of land development challenges, delays in approvals for entitlements and permits due to volume, or other delays. We continue to work to open new communities to grow our community count along with actively managing sales pace, in part by selectively increasing prices and limiting sales in select communities, to optimize our availability of lots and maximize returns, while also maintaining a manageable timeline for construction and delivery of our homes.

Summary of Company Financial Results

Income before income taxes for the second quarter of 2022 increased 29% from $141.3 million in the second quarter of 2021 to an all-time quarterly record $182.2 million in 2022. We also achieved all-time quarterly record net income of $136.8 million, or $4.79 per diluted share, in 2022's second quarter, compared to net income of $107.6 million, or $3.58 per diluted share, in 2021's second quarter. Our effective tax rate was 24.9% in 2022’s second quarter compared to 23.8% in 2021. For the first half of 2022, income before income taxes increased 21.0% from $251.6 million in the first half of 2021 to a first half record $304.4 million in 2022. We achieved year-to-date record net income of $228.7 million, or $7.93 per diluted share, compared to net income of $192.5 million, or $6.43 per diluted share, in the six months ended June 30, 2021. Our effective tax rate was 24.9% in 2022's first half compared to 23.5% in the same period in 2021.
During the quarter ended June 30, 2022, we recorded second-quarter record total revenue of $1.04 billion, of which $1.02 billion was from homes delivered, $3.4 million was from land sales and $19.4 million was from our financial services operations. Revenue from homes delivered increased 10% in 2022's second quarter compared to the same period in 2021 driven primarily by a 16% increase in the average sales price of homes delivered ($66,000 per home delivered), which was primarily in response to robust consumer demand in 2021 and early 2022 when the majority of our homes delivered during the quarter were placed under contract, partially offset by a 6% decrease in the number of homes delivered (125 units), which was due to construction and supply chain issues that created delays in home closings as well as fewer communities delivering homes and increased cycle time compared to prior year. Revenue from land sales decreased $1.5 million from the second quarter of 2021 due to fewer land sales in 2022's second quarter compared to the prior year. Revenue from our financial services segment decreased 32% to $19.4 million in the second quarter of 2022 as a result of a decrease in loans closed and sold as well as lower margins on loans sold during the period compared to the second quarter of 2021, which was a record quarter for our financial services segment and provided difficult comparisons for the second quarter of 2022. For the first half of 2022, we recorded year-to-date record total revenue of $1.90 billion, of which $1.85 billion was from homes delivered, $6.9 million was from land sales and $43.5 million was from our financial services operations. Revenue from homes delivered increased 7% in the first half of 2022 compared to the same period in 2021 driven primarily by a 16% increase in the average sales price of homes delivered ($64,000 per home delivered), which was primarily in response to robust consumer demand in 2021 and early 2022 when the majority of our homes delivered during the quarter were placed under contract, partially offset by an 8% decrease in the number of homes delivered (321 units), which was due to construction and supply chain issues that created delays in home closings as well as fewer communities delivering homes and increased cycle time compared to prior year. Revenue from land sales increased $1.2 million from the six months ended June 30, 2021 due to increased land sales in 2022's first six months compared to the prior year. Revenue from our financial services segment decreased 25% to $43.5 million in the first half of 2022 as a result of a decrease in loans closed and sold in the first half of 2022, in addition to lower margins on loans sold during the period compared to the prior year.

Total gross margin (total revenue less total land and housing costs) increased $42.9 million in the second quarter of 2022 compared to the second quarter of 2021 as a result of a $52.2 million improvement in the gross margin of our homebuilding operations (housing gross margin and land sales gross margin), offset partially by a $9.3 million decrease in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) increased $52.5 million primarily as a result of the 16% increase in average sales price of homes delivered, partially offset by the 6% decrease in the number of homes delivered. Our housing gross margin percentage improved 320 basis points from 22.8% in prior year's second quarter to 26.0% in 2022's second quarter, primarily as a result of increased average sales prices. Our gross margin on land sales (land sale gross margin) declined $0.3 million in the second quarter of 2022 compared to the second quarter of 2021. The gross margin of our financial services operations decreased $9.3 million in the second quarter of 2022 compared to the second quarter of 2021 as a result of a decrease in the number of loan originations and lower margins on loans sold, partially offset by an increase in the average loan amount during the second quarter of 2022 compared to the second quarter of 2021. Total gross margin increased $53.8 million in the first half of 2022 compared to the same period in 2021 as a result of a $68.6 million improvement in the gross margin of our homebuilding operations, offset partially by a $14.8 million decline in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $68.3 million as a result of the 16% increase in the average sales price of homes delivered, partially offset by the 8% decrease in the number of homes delivered. Our housing gross margin percentage improved 210 basis points from 22.3% in prior year’s first half to 24.4% in 2022's first half, primarily as a result of increased average sales prices. Our gross margin on land sales improved $0.3 million in 2022's first six months compared to the same period in 2021. The gross margin of our financial services operations decreased $14.8 million in the first half of 2022 compared to the same period in 2021 as a result of decreases in the number of loan originations, in addition to lower margins on loans sold during the first half of 2022 compared to the first half of 2021. Our housing gross margin may fluctuate from quarter to quarter depending on the mix of communities delivering homes, due to the variation in margin between different communities.
As a result of our record number of sales in 2020 and 2021, we are selling through communities faster, which has reduced our number of active communities. We opened 51 new communities during the first half of 2022 and closed 58 communities.
For the three months ended June 30, 2022, selling, general and administrative expense increased $1.8 million, which partially offset the increase in our total gross margin discussed above, but improved as a percentage of revenue from 10.4% in the second quarter of 2021 to 9.7% in the second quarter of 2022 (a second quarter record). Selling expense decreased $4.4 million from 2021's second quarter and improved as a percentage of revenue to 4.4% in 2022's second quarter from 5.3% for the same period in 2021. The decrease was primarily due to a decrease in variable selling expense for sales commissions due to the lower number of homes delivered in the quarter. General and administrative expense increased $6.2 million compared to the second quarter of 2021 and also increased as a percentage of revenue from 5.1% in the second quarter of 2021 to 5.3% in the second quarter of 2022. The increase in general and administrative expense was primarily due to a $3.3 million increase in compensation-related expenses due to our increased headcount and our strong financial performance during the quarter, a $0.9 million increase in land-related costs, a $0.6 million increase in computer costs related to our investment in new information systems, a $0.5 million increase in professional fees, and a $0.9 million increase in miscellaneous expenses. For the six months ended June 30, 2022, selling, general and administrative expense increased $1.1 million, which partially offset the increase in our gross margin dollars discussed above, but declined as a percentage of revenue from 10.6% in the six months ended June 30, 2021 to 10.1% in the first six months of 2022. Selling expense decreased $8.6 million from the first half of 2021 and improved as a percentage of revenue to 4.6% in 2022's first half from 5.4% for the same period in 2021. Variable selling expense for sales commissions contributed $8.9 million to the decrease due to the lower number of homes delivered during the first half of 2022, which was partially offset by a $0.3 million increase in non-variable selling expense primarily related to increased costs associated with our sales offices and models. General and administrative expense increased $9.7 million compared to the first half of 2021 and also increased as a percentage of revenue from 5.3% in the six months ended June 30, 2021 to 5.5% in the first six months of 2022. The dollar increase in general and administrative expense was primarily due to a $5.5 million increase in compensation-related expenses due to our increased headcount and our strong financial performance during the period, a $1.5 million increase in computer costs related to our investment in new information systems, a $0.9 million increase in land-related costs, a $0.6 million increase in professional fees, and a $1.2 million increase in miscellaneous expenses,

Outlook
Although housing market conditions have been strong over the past year, the unprecedented sales pace that we have experienced over the past two years slowed in the latter half of our second quarter primarily due to inflationary pressures, the historic increase in mortgage interest rates and accelerated price appreciation. We believe that these factors tempered demand for new homes, causing some potential homebuyers to pause and reconsider a home purchase at this time. Due to the Federal Reserve’s commitment to combat inflation through increased interest rates, the customary seasonality of our business during the second half of the year, and general macro-economic conditions, traffic and new contracts in many of our markets may decline in the second half of 2022 compared to prior year. In response to the deteriorating market conditions, we have offered mortgage buy down programs and interest rate locks to support sales momentum, and have reduced the number of communities in which we are limiting sales. With respect to our financial services business, margins on the sales of mortgages in the secondary market have declined due to significant competition in the mortgage market as a result of the collapsing refinancing market.

Despite these negative economic developments, we believe that the homebuilding industry will continue to benefit from a continued undersupply of available homes, low unemployment levels and resulting wage growth, positive consumer demographics, scarcity of rentals and increasing rent prices, and a growing number of younger homebuyers moving to single family homes, albeit at a slower pace than in the past few years. Although deliveries have been constrained by supply chain disruptions and an increase in labor costs, we and our suppliers have improved our management of these supply chain problems which has helped reduce our cycle time growth compared to the first quarter of 2022.

We believe that we are well positioned to manage through these changing economic conditions with our affordable product offerings, lot supply and planned new community openings. We remain sensitive to the changes in market conditions, and continue to focus on controlling overhead leverage and carefully managing our investment in land and land development spending. Our strong balance sheet and liquidity position should also provide us with the flexibility to operate effectively through changing economic conditions. However, we cannot provide any assurances that the initiatives listed below will remain successful, and we may need to adjust elements of our strategy to effectively address evolving market conditions.

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
During the first six months of 2022, we invested $214.6 million in land acquisitions and $207.2 million in land development. We continue to closely review all of our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land and investment spend accordingly. As a result of the unprecedented current market conditions with municipality delays, extended cycle times, and rising mortgage interest rates impacting sales, we are not providing land spending estimates for 2022 at this time.
As a result of our accelerated pace of home sales, we sold through communities at a faster pace than anticipated in 2021 and into the first half of 2022. We ended the second quarter of 2022 with approximately 47,800 lots under control, which represents nearly a six-year supply of lots based on the past twelve months of homes delivered, including certain lots that we anticipate selling to third parties. This represents a 9% increase from our approximately 44,000 lots under control at the end of last year’s second quarter. We opened 51 communities and closed 58 communities in the first half of 2022, ending the second quarter with 168 active communities, compared to 175 at the end of last year’s second quarter. 80 of our active communities at the end of the second quarter of 2022 offered our more affordable Smart Series designs, which are primarily designed for first-time homebuyers.
Although the timing of opening new communities and closing existing communities is subject to substantial variation, we expect to open a record number of new communities in 2022, growing our community count by approximately 15% by the end of 2022 to approximately 200 communities.
We believe that our ability to design and develop attractive homes in desirable locations at an affordable cost, and to grow our business while also leveraging our fixed costs, has enabled us to maintain and improve our strong financial results. We further believe that we are well positioned with a strong balance sheet and backlog to manage through the current ever-changing economic environment and achieve another year of strong results in 2022.

The following table shows, by segment, revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense (income) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenue:
Northern homebuilding	$472,814	$417,787	$826,600	$750,785
Southern homebuilding	548,466	514,618	1,031,380	980,747
Financial services (a)	19,374	28,635	43,485	58,284
Total revenue	$1,040,654	$961,040	$1,901,465	$1,789,816

Gross margin:
Northern homebuilding	$104,292	$91,902	$171,400	$158,465
Southern homebuilding	160,621	120,831	282,511	226,810
Financial services (a)	19,374	28,635	43,485	58,284
Total gross margin	$284,287	$241,368	$497,396	$443,559

Selling, general and administrative expense:
Northern homebuilding	$30,214	$29,920	$57,106	$57,499
Southern homebuilding	40,597	41,767	78,194	81,531
Financial services (a)	9,766	9,710	19,944	18,723
Corporate	20,845	18,257	36,382	32,795
Total selling, general and administrative expense	$101,422	$99,654	$191,626	$190,548

Operating income (loss):
Northern homebuilding	$74,078	$61,982	$114,294	$100,966
Southern homebuilding	120,024	79,064	204,317	145,279
Financial services (a)	9,608	18,925	23,541	39,561
Less: Corporate selling, general and administrative expense	(20,845)	(18,257)	(36,382)	(32,795)
Total operating income	$182,865	$141,714	$305,770	$253,011

Interest expense (income):
Northern homebuilding	$—	$—	$—	$76
Southern homebuilding	—	—	(2)	157
Financial services (a)	941	949	1,819	1,892
Corporate	(248)	(497)	(453)	(497)
Total interest expense	$693	$452	$1,364	$1,628

Other income	$(1)	$(35)	$(17)	$(195)

Income before income taxes	$182,173	$141,297	$304,423	$251,578
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at June 30, 2022 and December 31, 2021:

	At June 30, 2022
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$7,002	$49,173		$—	$56,175
Inventory (a)	1,086,685	1,673,405		—	2,760,090
Investments in joint venture arrangements	—	55,625		—	55,625
Other assets	43,562	85,585	(b)	492,287	621,434
Total assets	$1,137,249	$1,863,788		$492,287	$3,493,324

	At December 31, 2021
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,123	$48,795		$—	$52,918
Inventory (a)	987,258	1,412,258		—	2,399,516
Investments in joint venture arrangements	—	57,121		—	57,121
Other assets	37,527	63,844	(b)	628,927	730,298
Total assets	$1,028,908	$1,582,018		$628,927	$3,239,853
(a)Inventory includes: single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Northern Region
Homes delivered	1,000	961	1,760	1,762
New contracts, net	722	884	1,912	2,190
Backlog at end of period	2,042	2,243	2,042	2,243
Average sales price of homes delivered	$471	$433	$469	$425
Average sales price of homes in backlog	$507	$468	$507	$468
Aggregate sales value of homes in backlog	$1,036,239	$1,049,811	$1,036,239	$1,049,811
Housing revenue	$470,880	$416,247	$824,666	$749,055
Land sale revenue	$1,934	$1,540	$1,934	$1,730
Operating income homes (a)	$73,921	$61,706	$114,137	$100,634
Operating income land	$157	$276	$157	$332
Number of average active communities	91	83	91	85
Number of active communities, end of period	89	79	89	79
Southern Region
Homes delivered	1,133	1,297	2,196	2,515
New contracts, net	1,098	1,383	2,422	3,186
Backlog at end of period	3,171	3,245	3,171	3,245
Average sales price of homes delivered	$483	$394	$467	$388
Average sales price of homes in backlog	$527	$444	$527	$444
Aggregate sales value of homes in backlog	$1,670,347	$1,440,115	$1,670,347	$1,440,115
Housing revenue	$547,026	$511,259	$1,026,403	$976,730
Land sale revenue	$1,440	$3,359	$4,977	$4,017
Operating income homes (a)	$119,590	$78,414	$202,916	$144,435
Operating income land	$434	$650	$1,401	$844
Number of average active communities	81	98	82	103
Number of active communities, end of period	79	96	79	96
Total Homebuilding Regions
Homes delivered	2,133	2,258	3,956	4,277
New contracts, net	1,820	2,267	4,334	5,376
Backlog at end of period	5,213	5,488	5,213	5,488
Average sales price of homes delivered	$477	$411	$468	$404
Average sales price of homes in backlog	$519	$454	$519	$454
Aggregate sales value of homes in backlog	$2,706,586	$2,489,926	$2,706,586	$2,489,926
Housing revenue	$1,017,906	$927,506	$1,851,069	$1,725,785
Land sale revenue	$3,374	$4,899	$6,911	$5,747
Operating income homes (a)	$193,511	$140,120	$317,053	$245,069
Operating income land	$591	$926	$1,558	$1,176
Number of average active communities	172	181	173	188
Number of active communities, end of period	168	175	168	175
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Financial Services
Number of loans originated	1,343	1,704	2,614	3,279
Value of loans originated	$516,259	$572,156	$996,040	$1,088,033

Revenue	$19,374	$28,635	$43,485	$58,284
Less: Selling, general and administrative expenses	9,766	9,710	19,944	18,723
Less: Interest expense	941	949	1,819	1,892
Income before income taxes	$8,667	$17,976	$21,722	$37,669

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Northern	11.6%	6.1%	8.6%	6.2%
Southern	10.9%	7.6%	9.2%	7.7%

Total cancellation rate	11.2%	7.0%	8.9%	7.1%

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
Year Over Year Comparison
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Northern Region. During the three months ended June 30, 2022, homebuilding revenue in our Northern region increased $55.0 million, from $417.8 million in the second quarter of 2021 to $472.8 million in the second quarter of 2022. This 13% increase in homebuilding revenue was primarily the result of a 9% increase in the average sales price of homes delivered ($38,000 per home delivered) and a 4% increase in the number of homes delivered (39 units). Operating income in our Northern region increased $12.1 million from $62.0 million in the second quarter of 2021 to $74.1 million during the quarter ended June 30, 2022. This increase in operating income was the result of a $12.4 million improvement in our gross margin partially offset by a $0.3 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $12.5 million primarily due to the increase in average sales price of homes delivered and the increase in the number of homes delivered noted above. Our housing gross margin percentage improved 10 basis points to 22.1% in the second quarter of 2022 from 22.0% in the prior year’s second quarter. The improvement in housing gross margin percentage was primarily due to the increase in average sales price of homes delivered compared to prior year. Our land sale gross margin declined $0.1 million in the second quarter of 2022 compared to the same period in 2021 due to fewer land sales during the period.

Selling, general and administrative expense increased $0.3 million, from $29.9 million for the quarter ended June 30, 2021 to $30.2 million for the quarter ended June 30, 2022, but improved as a percentage of revenue to 6.4% in 2022's second quarter from 7.2% in 2021's second quarter. The increase in selling, general and administrative expense was primarily attributable to a $1.0 million increase in general and administrative expense resulting from an increase in compensation-related expenses due to our increased headcount and our strong financial performance partially offset by a $0.7 million decrease in selling expense. The decrease in selling expense was due to a decrease in variable selling expenses resulting from decreases in sales commissions.
During the three months ended June 30, 2022, we experienced an 18% decrease in new contracts in our Northern region, from 884 in the second quarter of 2021 to 722 in the second quarter of 2022. Homes in backlog decreased 9% from 2,243 homes at June 30, 2021 to 2,042 homes at June 30, 2022. The decreases in new contracts and backlog were primarily due to the limitations we imposed on sales in certain communities during the majority of the quarter. Average sales price in backlog increased to $507,000 at June 30, 2022 compared to $468,000 at June 30, 2021. During both the second quarter of 2022 and the second quarter of 2021, we opened five new communities in our Northern region. Our monthly absorption rate in our Northern region declined to 2.6 per community in the second quarter of 2022 compared to 3.6 per community in 2021's second quarter due to the decline in new contracts during the quarter.
Southern Region. During the three month period ended June 30, 2022, homebuilding revenue in our Southern region increased $33.9 million, from $514.6 million in the second quarter of 2021 to $548.5 million in the second quarter of 2022. This 7% increase in homebuilding revenue was the result of a 23% increase in the average sales price of homes delivered ($89,000 per home delivered), offset partially by a 13% decrease in the number of homes delivered (164 units) due to construction and supply chain issues that delayed closings. Operating income in our Southern region increased $40.9 million from $79.1 million in the second quarter of 2021 to $120.0 million during the quarter ended June 30, 2022. This increase in operating income was the result of a $39.8 million improvement in our gross margin and a $1.2 million decrease in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $40.0 million, due primarily to the increase in average sales price of homes delivered, offset partially by the decrease in the number of homes delivered noted above. Our housing gross margin percentage improved from 23.5% in prior year’s second quarter to 29.3% in the second quarter of 2022, largely due to the increase in average sales price of homes delivered compared to prior year. Our land sale gross margin declined $0.2 million in the second quarter of 2022 compared to the second quarter of 2021.
Selling, general and administrative expense decreased $1.2 million from $41.8 million in the second quarter of 2021 to $40.6 million in the second quarter of 2022 and declined as a percentage of revenue to 7.4% from 8.1% in the second quarter of 2021. The decrease in selling, general and administrative expense was attributable to a $3.6 million decrease in selling expense due to a $3.1 million decrease in variable selling expenses resulting from decreases in sales commissions produced by the lower number of homes delivered and a $0.5 million decrease in non-variable selling expenses primarily related to a decrease in model and sales office costs associated with our decreased community count. This decrease in selling expense was partially offset by a $2.4 million increase in general and administrative expense, which was primarily related to a $1.0 million increase in land-related costs, a $0.8 million increase in compensation-related expenses due to our increased headcount and our strong financial performance during the period and a $0.6 million increase in professional fees.
During the three months ended June 30, 2022, we experienced a 21% decrease in new contracts in our Southern region, from 1,383 in the second quarter of 2021 to 1,098 in the second quarter of 2022. Homes in backlog decreased 2% from 3,245 homes at June 30, 2021 to 3,171 homes at June 30, 2022. The decreases in new contracts and backlog were primarily due to our decreased community count compared to prior year and limitations we imposed on sales in certain communities during the majority of the quarter. Average sales price in backlog increased to $527,000 at June 30, 2022 from $444,000 at June 30, 2021. During the three months ended June 30, 2022, we opened 15 new communities in our Southern region compared to opening 11 communities during 2021's second quarter. Our monthly absorption rate in our Southern region declined slightly to 4.6 per community in the second quarter of 2022 compared to 4.7 per community in the second quarter of 2021 as a result of the decline in our average communities and the decrease in the number of new contracts during the quarter compared to prior year.
Financial Services. Revenue from our mortgage and title operations decreased 32% to $19.4 million in the second quarter of 2022 from $28.6 million in the second quarter of 2021 due to a 21% decrease in the number of loan originations from 1,704 in 2021's second quarter to 1,343 in the second quarter of 2022 and lower margins on loans sold during the period compared to prior year’s second quarter, which was a record second quarter and resulted in difficult comparisons for the second quarter of 2021, partially offset by an increase in the average loan amount from $336,000 in the quarter ended June 30, 2021 to $384,000 in the quarter ended June 30, 2022.
Our financial services segment experienced a $9.3 million decrease in operating income in the second quarter of 2022 compared to 2021's second quarter, which was primarily due to the decrease in revenue discussed above in addition to a $0.1 million increase in selling, general and administrative expense compared to the second quarter of 2021, which was primarily the result of an increase in compensation-related expenses due to our increase in employee headcount.
At June 30, 2022, M/I Financial provided financing services in all of our markets. Approximately 77% of our homes delivered during the second quarter of 2022 were financed through M/I Financial, compared to 84% in the second quarter of 2021. Capture rate is influenced by financing availability and competition in the mortgage market, and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $2.5 million from $18.3 million for the second quarter of 2021 to $20.8 million for the second quarter of 2022. This increase primarily resulted from a $1.2 million increase in compensation-related expenses due to increased headcount, a $0.4 million increase in computer costs related to our investment in new information systems, and a $0.9 million increase in miscellaneous expenses.
Other income. The Company earned less than $0.1 million of equity in income from its LLCs during both the three months ended June 30, 2022 and 2021.
Interest Expense - Net. Interest expense for the Company increased $0.2 million from $0.5 million for the three months ended June 30, 2021 to $0.7 million for the three months ended June 30, 2022. This increase in interest expense was primarily due to an increase in our weighted average borrowings from $702.5 million in 2021's second quarter to $781.9 million in 2022's second quarter.
Income Taxes. Our overall effective tax rate was 24.9% for the three months ended June 30, 2022 and 23.8% for the three months ended June 30, 2021. The increase in the effective rate from the three months ended June 30, 2021 was due to the non-renewal of the energy efficient home credits for 2022 in addition to a decrease in tax benefit from equity compensation.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Northern Region. During the first half of 2022, homebuilding revenue in our Northern region increased $75.8 million, from $750.8 million in the first six months of 2021 to $826.6 million in the first six months of 2022. This 10% increase in homebuilding revenue was primarily the result of a 10% increase in the average sales price of homes delivered ($44,000 per home delivered). Operating income in our Northern region increased $13.3 million, from $101.0 million during the first half of 2021 to $114.3 million during the six months ended June 30, 2022. The increase in operating income was primarily the result of a $12.9 million increase in our gross margin and a $0.4 million decrease in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $13.1 million, primarily due to the increase in the average sale price of homes delivered. Our housing gross margin percentage declined 30 basis points from 21.1% in the first six months of 2021 to 20.8% for the same period in 2022, primarily due to increased construction and lot costs. Our land sale gross margin decreased by $0.2 million in the first half of 2022 compared to the same period in 2021.

Selling, general and administrative expense decreased $0.4 million, from $57.5 million for the six months ended June 30, 2021 to $57.1 million for the six months ended June 30, 2022, and declined as a percentage of revenue to 6.9% in the first half of 2022 compared to 7.7% in the same period in 2021. The decrease in selling, general and administrative expense was attributable to a $1.9 million decrease in selling expense due to a $3.0 million decrease in variable selling expenses resulting from decreases in sales commissions produced by the lower number of homes delivered, partially offset by the 10% increase in the average sales price of homes delivered. The decrease in variable selling expenses was partially offset by a $1.1 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models. The decrease in selling expense was partially offset by a $1.5 million increase in general and administrative expense, which was primarily related to an increase in compensation-related expenses due to our increased headcount and our strong financial performance during the period.
During the six months ended June 30, 2022, we experienced a 13% decrease in new contracts in our Northern region, from 2,190 in the six months ended June 30, 2021 to 1,912 in the first half of 2022. Homes in backlog also decreased 9% from 2,243 at June 30, 2021 to 2,042 homes at June 30, 2022. The decreases in new contracts and backlog were due to a reduction in the number of our average selling communities compared to the first half of 2021 and the limitations we imposed on sales in a majority of our communities during the period. Average sales price in backlog increased to $507,000 at June 30, 2022 compared to $468,000 at June 30, 2021. During the six months ended June 30, 2022, we opened 20 new communities in our Northern region compared to 18 during the same period in 2021. Our monthly absorption rate in our Northern region declined to 3.5 per community in the six months ended June 30, 2022 from 4.3 per community in the same period in 2021 as a result of the decrease in the number of new contracts during the quarter compared to prior year.
Southern Region. During the six months ended June 30, 2022, homebuilding revenue in our Southern region increased $50.6 million from $980.7 million in the first half of 2021 to $1.03 billion in the first half of 2022. This 5% increase in homebuilding revenue was the result of a 20% increase in the average sales price of homes delivered ($79,000 per home delivered) and a $1.0 million increase in land sale revenue, offset partially by a 13% decrease in the number of homes delivered (319 units). Operating income in our Southern region increased $59.0 million from $145.3 million in the first half of 2021 to $204.3 million during the six months ended June 30, 2022. This increase in operating income was the result of a $55.7 million improvement in our gross margin in addition to a $3.3 million decrease in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $55.1 million, due primarily to the increase in average sale price of homes delivered. Our housing gross margin percentage improved 430 basis points from 23.1% in the six months ended June 30, 2021 to 27.4% in the same period in 2022, largely due to the increase in average sales price of homes delivered compared to prior year. Our land sale gross margin improved $0.6 million in the first half of 2022 compared to the same period in 2021.
Selling, general and administrative expense decreased $3.3 million from $81.5 million in the first half of 2021 to $78.2 million in the first half of 2022 and declined as a percentage of revenue to 7.6% from 8.3% for the first half of 2021. The decrease in selling, general and administrative expense was attributable to a $6.7 million decrease in selling expense due to a $5.8 million decrease in variable selling expenses resulting from decreases in sales commissions produced by the lower number of homes delivered, and a $0.9 million decrease in non-variable selling expenses primarily related to the timing of sales office and model openings and a reduction in marketing costs. The decrease in selling, general and administrative expense was partially offset by a $3.4 million increase in general and administrative expense, which was primarily related to a $1.2 million increase in compensation-related expenses due to our increased headcount and our strong financial performance, a $1.5 million increase in land-related expenses and a $0.7 million increase in miscellaneous expenses.

During the six months ended June 30, 2022, we experienced a 24% decrease in new contracts in our Southern region, from 3,186 in the six months ended June 30, 2021 to 2,422 in the first half of 2022. Homes in backlog decreased 2% from 3,245 homes at June 30, 2021 to 3,171 homes at June 30, 2022. The decreases in new contracts and backlog were primarily due to the decrease in our average number of communities compared to prior year and the limitations we imposed on sales in certain communities during the period. Average sales price in backlog increased from $444,000 at June 30, 2021 to $527,000 at June 30, 2022. During the six months ended June 30, 2022, we opened 31 communities in our Southern region, compared to 19 during the first half of 2021. Our monthly absorption rate in our Southern region declined to 4.9 per community in the first half of 2022 from 5.2 per community in the first half of 2021 as a result of the decline in our average communities and the decrease in the number of new contracts during the quarter compared to prior year.
Financial Services. Revenue from our mortgage and title operations decreased 25% from $58.3 million in the first half of 2021 to $43.5 million in the first half of 2022 due to a 20% decrease in the number of loan originations from 3,279 in the first half of 2021 to 2,614 in the first half of 2022 and lower margins on loans sold during the period compared to 2021's first half due to increased competition for sales of loans, offset partially by an increase in the average loan amount from $332,000 in the six months ended June 30, 2021 to $381,000 in the six months ended June 30, 2022.
Our financial services segment experienced a $16.0 million decrease in operating income in the first half of 2022 compared to the same period in 2021, which was primarily due to the decrease in revenue discussed above, and a $1.2 million increase in selling, general and administrative expense compared to the first half of 2021. The increase in selling, general and administrative expense was primarily attributable to an increase in compensation-related expenses due to an increase in employee headcount.
At June 30, 2022, M/I Financial provided financing services in all of our markets. Approximately 79% of our homes delivered during the first half of 2022 were financed through M/I Financial, compared to 84% in the first half of 2021. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $3.6 million from $32.8 million for the six months ended June 30, 2021 to $36.4 million for the six months ended June 30, 2022. The increase was primarily due to a $1.8 million increase in compensation-related expenses due to our increased headcount, a $1.2 million increase in computer costs and a $0.6 million increase in miscellaneous expenses.
Other income. The Company earned less than $0.1 million and $0.2 million of equity in income from its LLCs during the six months ended June 30, 2022 and 2021, respectively.
Interest Expense - Net. Interest expense for the Company decreased from $1.6 million in the six months ended June 30, 2021 to $1.4 million in the six months ended June 30, 2022. This decrease was primarily the result of higher interest capitalization due to the high level of inventory we have under development compared to the prior year and a decrease in our weighted average borrowing rate from 5.74% in 2021's first half to 4.79% in 2022's first half as a result of a change in the mix of borrowings in the current year compared to prior year.
Income Taxes. Our overall effective tax rate was 24.9% for the six months ended June 30, 2022 and 23.5% for the six months ended June 30, 2021. The increase in the effective rate from the six months ended June 30, 2021 was due to the non-renewal of the energy efficient home credits for 2022 in addition to a decrease in tax benefit from equity compensation.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At June 30, 2022, we had $188.8 million of cash, cash equivalents and restricted cash, with $187.5 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $48.5 million decrease in unrestricted cash and cash equivalents from December 31, 2021. Our principal uses of cash for the six months ended June 30, 2022 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, and debt service requirements, including the repayment of amounts outstanding under our credit facilities, and the repurchase of $24.8 million of our outstanding common shares under our 2021 Share Repurchase Program (as defined below) during the first half of 2022. In order to fund these uses of cash, we used proceeds from home deliveries, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
The Company is a party to three primary credit agreements: (1) a $550 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries; (2) a $200 million secured mortgage warehousing agreement, dated May 27, 2022, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $90 million mortgage repurchase agreement, dated October 30, 2017, as amended on October 25, 2021, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”).

As of June 30, 2022, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities in an aggregate principal amount of $894.6 million, with $194.6 million payable within 12 months. Future interest payments associated with these notes payable totaled $213.8 million as of June 30, 2022, with $31.9 million payable within 12 months.
As of June 30, 2022, there were no borrowings outstanding and $105.7 million of letters of credit outstanding under our $550 million Credit Facility, leaving $444.3 million available. We expect to continue managing our balance sheet and liquidity carefully in 2022 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in 2022 from cash receipts, excess cash balances and availability under our credit facilities.
During the first half of 2022, we delivered 3,956 homes, started 5,130 homes, and spent $214.6 million on land purchases and $207.2 million on land development.

We are selectively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of June 30, 2022, we had a total of 23,049 lots under contract, with an aggregate purchase price of approximately $1.08 billion, to be acquired during the remainder of 2022 through 2029.
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
Operating Cash Flow Activities. During the six-month period ended June 30, 2022, we generated $78.5 million of cash from operating activities, compared to generating $173.8 million of cash in operating activities during the first half of 2021. The cash generated from operating activities in the first half of 2022 was primarily a result of net income of $228.7 million, $78.3 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable, customer deposits and other liabilities totaling $122.7 million offset, in part, by a $336.5 million increase in inventory, a decrease in accrued compensation of $13.4 million. The cash generated from operating activities in the first half of 2021 was primarily a result of net income of $192.5 million, $61.3 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable and customer deposits totaling $73.3 million, offset, in part, by a $133.3 million increase in inventory and a decrease in accrued compensation and other liabilities of $19.7 million.

Investing Cash Flow Activities. During the first half of 2022, we used $11.5 million of cash from investing activities, compared to used $12.8 million of cash in investing activities during the first half of 2021. The cash used was primarily a result of a $10.9 million increase in our investment in joint venture arrangements in the first half of 2022. Our cash generated during the first half of 2021 was primarily a result of a $17.1 million increase in our investment in joint venture arrangements, partially offset by $4.3 million of proceeds from the sale of a portion of our mortgage servicing rights in the first half of 2021.

Financing Cash Flow Activities. During the six months ended June 30, 2022, we used $114.7 million of cash from financing activities, compared to using $50.0 million of cash during the first six months of 2021. The cash used from financing activities in 2022 was primarily due to repayments of $71.6 million (net of proceeds from borrowings) under our two M/I Financial credit facilities in addition to the repurchase of $40.2 million of our outstanding common shares during the first half of 2022. The cash used in financing activities in the first half of 2021 was primarily due to repayments of $58.5 million (net of proceeds from borrowings) under our two M/I Financial credit facilities during the first half of 2021.

On July 28, 2021, the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company may purchase up to $100 million of its outstanding common shares (the “2021 Share Repurchase Program”). On February 17, 2022, the Company announced that its Board of Directors approved an increase to its 2021 Share Repurchase Program, for a total of $200 million authorized for repurchases. During the first half of 2022, the Company repurchased 0.9 million outstanding common shares with an aggregate purchase price of $40.2 million under the 2021 Share Repurchase Program which was funded with cash on hand. As of June 30, 2022, the Company is authorized to repurchase an additional $108.2 million of outstanding common shares under the 2021 Share Repurchase Program (see Note 12 to our financial statements for more information).

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

At June 30, 2022 and December 31, 2021, our ratio of homebuilding debt to capital was 28% and 30%, respectively, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes, our 2028 Senior Notes, and Notes Payable-Other) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of June 30, 2022:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$444,287
Notes payable – financial services (b)	(b)	$194,602	$2,001
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $1.51 billion of availability for additional senior debt at June 30, 2022. As a result, the full $550 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $105.7 million of letters of credit outstanding at June 30, 2022, leaving $444.3 million available. The Credit Facility has an expiration date of July 18, 2025.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of M/I Financial’s warehousing agreements, which was $290 million as of June 30, 2022. The MIF Mortgage Warehousing Agreement has an expiration date of May 26, 2023 and the MIF Mortgage Repurchase Facility has an expiration date of October 24, 2022.

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

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $150 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $1.19 billion at June 30, 2022 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility). On February 16, 2022, the Company amended its Credit Facility to eliminate specified limits on the Company to make investments in its subordinated debt and capital stock. Such investments are subject to the Company’s compliance with the other covenants and provisions in the Credit Facility.

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
As of June 30, 2022, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of June 30, 2022:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$1,193.4	$1,727.0
Leverage Ratio	≤	0.60	0.25
Interest Coverage Ratio	≥	1.5 to 1.0	19.0 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$518.1	$5.9
Unsold Housing Units and Model Homes	≤	2,911	980

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial amended and restated the MIF Mortgage Warehousing Agreement on May 27, 2022, which, among other things, increased the maximum borrowing availability from $175 million to $200 million, extended the expiration date to May 26, 2023, replaced the LIBOR rate with the BSBY rate, and adjusted certain financial covenant limits as discussed below. The maximum borrowing availability increases during certain periods of expected increases in the volume of mortgage originations, specifically to $275 million from September 19, 2022 to November 13, 2022 and to $300 million from November 14, 2022 through February 6, 2023. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month BSBY rate (subject to a floor of 0.25%) plus a spread of 190 basis points.
The minimum Liquidity covenant was increased from $7 million to $10 million. The minimum Tangible Net Worth covenant was increased from $15 million to $20 million. The maximum Leverage covenant was increased from 10.0x to 12.0x.
The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans originated by M/I Financial that are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement.
As of June 30, 2022, there was $127.6 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of June 30, 2022:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	12.0 to 1.0	5.3 to 1.0
Liquidity	≥	$10.0	$47.3
Adjusted Net Income	>	$0.0	$24.0
Tangible Net Worth	≥	$20.0	$41.5
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The MIF Mortgage Repurchase Facility provides for a maximum borrowing availability of $90 million. The MIF Mortgage Repurchase Facility expires on October 24, 2022. As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Repurchase Facility was set at approximately one year, and is under consideration for extension annually by the participating lender. We expect to extend the MIF Mortgage Repurchase Facility on or prior to the current expiration date of October 24, 2022, but we cannot provide any assurance that we will be able to obtain such an extension.

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
The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the MIF Mortgage Repurchase Facility. As of June 30, 2022, there was $67.0 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants under the MIF Mortgage Repurchase Facility as of June 30, 2022.

Senior Notes.

3.95% Senior Notes. On August 23, 2021, the Company issued $300.0 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of June 30, 2022, the Company was in compliance with all terms, conditions, and covenants under the indenture.

4.95% Senior Notes. On January 22, 2020, the Company issued $400.0 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of June 30, 2022, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 8 to our financial statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.

Supplemental Financial Information.
As of June 30, 2022, M/I Homes, Inc. had $300.0 million aggregate principal amount of its 2030 Senior Notes and $400.0 million aggregate principal amount of its 2028 Senior Notes outstanding.
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

Summarized Balance Sheet Data

(In thousands)	As of June 30, 2022	As of December 31, 2021
Assets:
Cash	$134,436	$203,381
Investment in joint venture arrangements	$50,121	$50,648
Amounts due from Non-Guarantor Subsidiaries	$11,997	$6,455
Total assets	$3,208,903	$2,897,385

Liabilities and Shareholders’ Equity
Total liabilities	$1,447,599	$1,320,337
Shareholders’ equity	$1,761,304	$1,577,048

Summarized Statement of Income Data

Six Months Ended
(In thousands)	June 30, 2022
Revenues	$1,857,980
Land and housing costs	$1,404,069
Selling, general and administrative expense	$171,066
Income before income taxes	$283,300
Net income	$211,875

Weighted Average Borrowings. For the three months ended June 30, 2022 and 2021, our weighted average borrowings outstanding were $781.9 million and $702.5 million, respectively, with a weighted average interest rate of 4.86% and 5.76%, respectively. The increase in our weighted average borrowings related to increased borrowings under our two M/I Financial credit facilities during the second quarter of 2022 compared to the same period in 2021.

At both June 30, 2022 and December 31, 2021, we had no borrowings outstanding under the Credit Facility. During the six months ended June 30, 2022, the average daily amount outstanding under the Credit Facility was $0.9 million and the maximum amount outstanding under the Credit Facility was $25.0 million. Based on our currently anticipated spending on home construction, overhead expenses, share repurchases and land acquisition and development during the remainder of 2022, offset by expected cash receipts from home deliveries and other sources, the likelihood of borrowing under the Credit Facility during the remainder of 2022 is low and, to the extent that we do borrow under the Credit Facility during the remainder of the year, we do not expect the peak amount outstanding to exceed $150 million. The actual amount borrowed during the remainder of 2022 and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2021 Share Repurchase Program and any other extraordinary events or transactions.  The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $105.7 million of letters of credit issued and outstanding under the Credit Facility at June 30, 2022. During the six months ended June 30, 2022, the average daily amount of letters of credit outstanding under the Credit Facility was $87.5 million and the maximum amount of letters of credit outstanding under the Credit Facility was $105.8 million.

At June 30, 2022, M/I Financial had $127.6 million outstanding under the MIF Mortgage Warehousing Agreement.  During the six months ended June 30, 2022, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $52.0 million and the maximum amount outstanding was $196.8 million, which occurred during January 2022 while the temporary increase provision was in effect and the maximum borrowing availability was $235.0 million.
At June 30, 2022, M/I Financial had $67.0 million outstanding under the MIF Mortgage Repurchase Facility.  During the six months ended June 30, 2022, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $36.4 million and the maximum amount outstanding was $69.7 million, which occurred during January 2022.
Universal Shelf Registration. In June 2022, the Company filed a universal shelf registration statement with the SEC, which registration statement became effective upon filing and will expire in June 2025. Pursuant to the registration statement, the Company may, from time to time, offer debt securities, common shares, preferred shares, depositary shares, warrants to purchase debt securities, common shares, preferred shares, depositary shares or units of two or more of those securities, rights to purchase debt securities, common shares, preferred shares or depositary shares, stock purchase contracts and units. The timing and amount of offerings, if any, will depend on market and general business conditions.
INTEREST RATES AND INFLATION

Our business is significantly affected by general economic conditions within the United States and, particularly, by the impact of interest rates and inflation.  The annual rate of inflation in the United States hit 9.1% in June 2022, the highest in four decades, as measured by the Consumer Price Index (CPI). During the second quarter of 2022, the pace of sales across the homebuilding industry moderated from the unprecedented levels experienced over the previous 18 months, stemming from a sharp increase in mortgage interest rates in the quarter, significant inflation in the broader economy, the substantial rise in home prices, and stock market volatility. These macro-economic trends have pressured housing affordability and negatively impacted homebuyer sentiment.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permitted borrowings of up to $840 million as of June 30, 2022, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2022	2021
Whole loan contracts and related committed IRLCs	$7,082	$782
Uncommitted IRLCs	562,101	228,831
FMBSs related to uncommitted IRLCs	570,000	223,000
Whole loan contracts and related mortgage loans held for sale	12,875	3,785
FMBSs related to mortgage loans held for sale	188,000	251,000
Mortgage loans held for sale covered by FMBSs	184,620	263,088

The table below shows the measurement of assets and liabilities at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2022	2021
Mortgage loans held for sale	$194,450	$275,655
Forward sales of mortgage-backed securities	1,725	4,477
Interest rate lock commitments	(3,061)	(487)
Whole loan contracts	(68)	(62)
Total	$193,046	$279,583

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2022	2021	2022	2021
Mortgage loans held for sale	$3,081	$6,682	$(2,875)	$(258)
Forward sales of mortgage-backed securities	(16,312)	(8,329)	(2,753)	1,017
Interest rate lock commitments	4,536	3,128	(2,693)	510
Whole loan contracts	(13)	(60)	112	353
Total (loss) gain recognized	$(8,708)	$1,421	$(8,209)	$1,622

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of June 30, 2022. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at June 30, 2022. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total	6/30/2022
ASSETS:
Mortgage loans held for sale:
Fixed rate	$199,603	—	—	—	—	—	$199,603	$194,450
Weighted average interest rate	4.66%	—	—	—	—	—	4.66%

LIABILITIES:
Long-term debt — fixed rate	—	—	—	—	—	$700,000	$700,000	$564,375
Weighted average interest rate	—	—	—	—	—	4.52%	4.52%
Short-term debt — variable rate	$194,602	—	—	—	—	—	$194,602	$194,602
Weighted average interest rate	3.51%	—	—	—	—	—	3.51%

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s legal proceedings are discussed in Note 6 to the Company’s Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors appearing in our 2021 Form 10-K, other than the impact of inflation and increased interest rates, which are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities - None.
(b) Use of Proceeds - Not Applicable.
(c) Purchases of Equity Securities

Common shares purchased during the three months ended June 30, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

April 1, 2022 - April 30, 2022	20,000	$44.64	20,000	$132,193,648
May 1, 2022 - May 31, 2022	420,000	$45.43	420,000	$113,115,168
June 1, 2022 - June 30, 2022	110,000	$44.28	110,000	$108,244,293

Quarter ended June 30, 2022	550,000	$45.17	550,000	$108,244,293
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

10.1
Third Amended and Restated Mortgage Warehousing Agreement, dated May 27, 2002, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2022).

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

M/I Homes, Inc.
(Registrant)

Date:	July 29, 2022	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 29, 2022	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)