Form 10-Q
period 2022-09-30
M/I HOMES, INC.
filed 2022-10-28
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022

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
Common shares, par value $.01 per share: 27,428,983 shares outstanding as of October 26, 2022.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	September 30, 2022	December 31, 2021
	(unaudited)

ASSETS:
Cash, cash equivalents and restricted cash	$67,761	$236,368
Mortgage loans held for sale	183,327	275,655
Inventory	3,016,735	2,452,434
Property and equipment - net	35,217	37,648
Investment in joint venture arrangements	51,700	57,121
Operating lease right-of-use assets	55,388	50,950
Deferred income tax asset	10,251	10,251
Goodwill	16,400	16,400
Other assets	151,134	103,026
TOTAL ASSETS	$3,587,913	$3,239,853

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$296,326	$244,505
Customer deposits	126,368	107,864
Operating lease liabilities	56,199	51,497
Other liabilities	252,532	226,969
Community development district obligations	31,991	20,089
Obligation for consolidated inventory not owned	4,778	2,768
Notes payable bank - financial services operations	189,371	266,160
Notes payable - other	429	4,549
Senior notes due 2028 - net	395,911	395,331
Senior notes due 2030 - net	296,235	295,937
TOTAL LIABILITIES	$1,650,140	$1,615,669

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both September 30, 2022 and December 31, 2021; issued 30,137,141 shares at both September 30, 2022 and December 31, 2021	$301	$301
Additional paid-in capital	350,569	347,452
Retained earnings	1,705,588	1,345,321
Treasury shares - at cost - 2,708,158 and 1,637,511 shares at September 30, 2022 and December 31, 2021, respectively	(118,685)	(68,890)
TOTAL SHAREHOLDERS’ EQUITY	$1,937,773	$1,624,184
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,587,913	$3,239,853

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021

Revenue	$1,012,928	$904,319	$2,914,393	$2,694,135
Costs and expenses:
Land and housing	741,013	682,565	2,145,082	2,028,822
General and administrative	58,247	49,420	162,246	143,703
Selling	46,373	47,114	134,000	143,379
Other loss (income)	—	50	(17)	(145)
Interest expense (income)	701	(74)	2,065	1,554
Loss on early extinguishment of debt	—	9,072	—	9,072
Total costs and expenses	$846,334	$788,147	$2,443,376	$2,326,385

Income before income taxes	166,594	116,172	471,017	367,750

Provision for income taxes	35,004	25,160	110,750	84,265

Net income	$131,590	$91,012	$360,267	$283,485
Earnings per common share:
Basic	$4.76	$3.11	$12.86	$9.72
Diluted	$4.67	$3.03	$12.59	$9.46

Weighted average shares outstanding:
Basic	27,618	29,250	28,025	29,179
Diluted	28,185	30,028	28,610	29,966

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended September 30, 2022
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at June 30, 2022	27,760,583	$301	$347,923	$1,573,998	$(103,955)	$1,818,267
Net income	—	—	—	131,590	—	131,590
Stock options exercised	8,400	—	(137)	—	369	232
Stock-based compensation expense	—	—	2,764	—	—	2,764
Repurchase of common shares	(340,000)	—	—	—	(15,099)	(15,099)
Deferral of executive and director compensation	—	—	19	—	—	19
Balance at September 30, 2022	27,428,983	$301	$350,569	$1,705,588	$(118,685)	$1,937,773

	Nine Months Ended September 30, 2022
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2021	28,499,630	$301	$347,452	$1,345,321	$(68,890)	$1,624,184
Net income	—	—	—	360,267	—	360,267
Stock options exercised	38,800	—	(687)	—	1,689	1,002
Stock-based compensation expense	—	—	6,613	—	—	6,613
Repurchase of common shares	(1,200,000)	—	—	—	(55,334)	(55,334)
Deferral of executive and director compensation	—	—	1,041	—	—	1,041
Executive and director deferred compensation distributions	90,553	—	(3,850)	—	3,850	—
Balance at September 30, 2022	27,428,983	$301	$350,569	$1,705,588	$(118,685)	$1,937,773

	Three Months Ended September 30, 2021
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at June 30, 2021	29,318,130	$301	$343,301	$1,140,926	$(17,984)	$1,466,544
Net income	—	—	—	91,012	—	91,012
Stock options exercised	24,000	—	(3)	—	614	611
Stock-based compensation expense	—	—	1,794	—	—	1,794
Repurchase of common shares	(242,500)	—	—	—	(15,494)	(15,494)
Balance at September 30, 2021	29,099,630	$301	$345,092	$1,231,938	$(32,864)	$1,544,467

	Nine Months Ended September 30, 2021
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2020	28,813,849	$301	$339,001	$948,453	$(29,057)	$1,258,698
Net income	—	—	—	283,485	—	283,485
Stock options exercised	452,100	—	1,227	—	10,014	11,241
Stock-based compensation expense	—	—	6,199	—	—	6,199
Repurchase of common shares	(242,500)	—	—	—	(15,494)	(15,494)
Deferral of executive and director compensation	—	—	338	—	—	338
Executive and director deferred compensation distributions	76,181	—	(1,673)	—	1,673	—
Balance at September 30, 2021	29,099,630	$301	$345,092	$1,231,938	$(32,864)	$1,544,467

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
OPERATING ACTIVITIES:
Net income	$360,267	$283,485
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income from joint venture arrangements	(17)	(145)
Mortgage loan originations	(1,482,628)	(1,630,588)
Proceeds from the sale of mortgage loans	1,567,685	1,647,062
Fair value adjustment of mortgage loans held for sale	7,271	1,962
Fair value adjustment of mortgage servicing rights	—	(162)
Capitalization of originated mortgage servicing rights	(7,090)	(13,596)
Amortization of mortgage servicing rights	1,137	1,106
Depreciation	9,754	9,494
Amortization of debt issue costs	1,933	1,937
Loss on sale of mortgage servicing rights	418	177
Loss on early extinguishment of debt	—	2,040
Stock-based compensation expense	6,613	6,199
Change in assets and liabilities:
Inventory	(533,036)	(412,179)
Other assets	(37,400)	(5,787)
Accounts payable	51,821	41,642
Customer deposits	18,504	42,653
Accrued compensation	(807)	(3,413)
Other liabilities	21,426	(6,228)
Net cash used in operating activities	(14,149)	(34,341)

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,878)	(2,559)
Return of capital from joint venture arrangements	2,046	1,050
Investment in joint venture arrangements	(17,366)	(34,738)
Proceeds from sale of mortgage servicing rights	100	4,324
Net cash used in investing activities	(19,098)	(31,923)

FINANCING ACTIVITIES:
Repayment of senior notes	—	(250,000)
Proceeds from issuance of senior notes	—	300,000
Proceeds from bank borrowings - homebuilding operations	238,900	—
Repayment of bank borrowings - homebuilding operations	(238,900)	—
Net repayments of bank borrowings - financial services operations	(76,789)	(14,353)
(Principal repayments of) proceeds from notes payable - other and community development district bond obligations	(4,119)	1,466
Repurchase of common shares	(55,334)	(15,494)
Debt issue costs	(120)	(6,249)
Proceeds from exercise of stock options	1,002	11,241
Net cash (used in) provided by financing activities	(135,360)	26,611
Net decrease in cash, cash equivalents and restricted cash	(168,607)	(39,653)
Cash, cash equivalents and restricted cash balance at beginning of period	236,368	260,810
Cash, cash equivalents and restricted cash balance at end of period	$67,761	$221,157

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$7,683	$9,167
Income taxes	$123,118	$91,546

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$11,902	$7,779
Consolidated inventory not owned	$2,010	$(5,511)
Distribution of single-family lots from joint venture arrangements	$20,758	$26,040

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

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance became effective on March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarified the scope and application of the original guidance. We fully adopted ASU 2020-04 and ASU 2021-01 in October 2022 after we amended our $90 million mortgage repurchase agreement, dated October 30, 2017, as amended (the “MIF Mortgage Repurchase Facility”), which discontinued the use of LIBOR and replaced it with the One-Month Term SOFR (“SOFR”) rate. The adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.

Significant Accounting Policies

There have been no significant changes to our significant accounting policies during the quarter ended September 30, 2022 as compared to those disclosed in our 2021 Form 10-K.
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

A summary of the Company’s inventory as of September 30, 2022 and December 31, 2021 is as follows:

(In thousands)	September 30, 2022	December 31, 2021
Single-family lots, land and land development costs	$1,230,139	$1,125,738
Land held for sale	9,174	4,312
Homes under construction	1,624,831	1,187,341
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2022 - $12,130; December 31, 2021 - $12,023)	59,145	59,268
Community development district infrastructure	31,991	20,089
Land purchase deposits	56,677	52,918
Consolidated inventory not owned	4,778	2,768
Total inventory	$3,016,735	$2,452,434

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of September 30, 2022 and December 31, 2021, we had 1,855 homes (with a carrying value of $369.0 million) and 1,266 homes (with a carrying value of $193.2 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $32.0 million liability and a $20.1 million liability related to these CDD bond obligations as of September 30, 2022 and December 31, 2021, respectively, along with the related inventory infrastructure.

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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  A summary of capitalized interest for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Capitalized interest, beginning of period	$27,049	$22,304	$24,343	$21,329
Interest capitalized to inventory	8,926	9,402	26,495	28,020
Capitalized interest charged to land and housing costs and expenses	(6,683)	(8,212)	(21,546)	(25,855)
Capitalized interest, end of period	$29,292	$23,494	$29,292	$23,494

Interest incurred	$9,627	$9,328	$28,560	$29,574

NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of September 30, 2022 and December 31, 2021, our investment in such joint venture arrangements totaled $51.7 million and $57.1 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $5.4 million decrease during the nine-month period ended September 30, 2022 was driven primarily by lot distributions from our joint venture arrangements of $20.8 million and return of capital from joint venture arrangements of $2.0 million, offset, in part, by our cash contributions to our joint venture arrangements during the first nine months of 2022 of $17.4 million.
The majority of our investment in joint venture arrangements for both September 30, 2022 and December 31, 2021 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of September 30, 2022 and December 31, 2021, the Company had $46.2 million and $50.6 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of September 30, 2022 and December 31, 2021, the Company had $5.5 million and $6.5 million, respectively, of equity invested in LLCs. The Company’s percentage of ownership in these LLCs as of both September 30, 2022 and December 31, 2021 ranged from 25% to 50%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. The Company did not have any share of losses from its LLCs for the three months ended September 30, 2022; however, the Company’s share of losses from its LLCs was $0.1 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, the Company’s equity in income relating to earnings from its LLCs was less than $0.1 million and $0.1 million, respectively. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of September 30, 2022 was the amount invested of $51.7 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of

Significant Accounting Policies - Land Option Agreements” in the 2021 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2022 and December 31, 2021, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of our mortgage servicing rights were $14.5 million at September 30, 2022. At December 31, 2021, both the carrying value and fair value of our mortgage servicing rights were $8.4 million.
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
The table below shows the notional amounts of our financial instruments at September 30, 2022 and December 31, 2021:

Description of Financial Instrument (in thousands)	September 30, 2022	December 31, 2021
Whole loan contracts and related committed IRLCs	$4,169	$782
Uncommitted IRLCs	477,065	228,831
FMBSs related to uncommitted IRLCs	476,000	223,000
Whole loan contracts and related mortgage loans held for sale	18,648	3,785
FMBSs related to mortgage loans held for sale	174,000	251,000
Mortgage loans held for sale covered by FMBSs	172,151	263,088

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2022	2021	2022	2021
Mortgage loans held for sale	$(4,396)	$(1,704)	$(7,271)	$(1,962)
Forward sales of mortgage-backed securities	24,952	3,877	22,199	4,893
Interest rate lock commitments	(13,015)	(1,440)	(15,708)	(940)
Whole loan contracts	(209)	49	(97)	413
Total gain (loss) recognized	$7,332	$782	$(877)	$2,404

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	September 30, 2022		September 30, 2022
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$26,676	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	16,173
Whole loan contracts	Other assets	—	Other liabilities	181
Total fair value measurements		$26,676		$16,354

	Asset Derivatives		Liability Derivatives
	December 31, 2021		December 31, 2021
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$4,477	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	487
Whole loan contracts	Other assets	—	Other liabilities	62
Total fair value measurements		$4,477		$549
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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and nine months ended September 30, 2022 and 2021, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the 2021 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and nine months ended September 30, 2022 and 2021, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2022 and December 31, 2021. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		September 30, 2022		December 31, 2021
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$67,761	$67,761	$236,368	$236,368
Mortgage loans held for sale	Level 2	183,327	183,327	275,655	275,655
Forward sales of mortgage-backed securities	Level 2	26,676	26,676	4,477	4,477
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	—	—
Notes payable - financial services operations	Level 2	189,371	189,371	266,160	266,160
Notes payable - other	Level 2	429	423	4,549	5,015
Senior notes due 2028 (a)	Level 2	400,000	330,500	400,000	414,000
Senior notes due 2030 (a)	Level 2	300,000	217,875	300,000	294,375
Interest rate lock commitments	Level 2	16,173	16,173	487	487
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	181	181	62	62
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at September 30, 2022 and December 31, 2021:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole Loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2028 and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at September 30, 2022 and December 31, 2021. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended September 30, 2022 under the Company’s $550 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the one-month LIBOR rate plus a margin of 175 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC, a 100%-owned subsidiary of M/I Homes, Inc. (“M/I Financial”), is a party to two credit agreements: (1) a $200 million secured mortgage warehousing agreement, dated May 27, 2022 (the “MIF Mortgage Warehousing Agreement”); and (2) the MIF Mortgage Repurchase Facility. For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the third quarter of 2022 fluctuated with LIBOR or BSBY, as applicable. See Note 8 to our financial statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.

Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $435.9 million and $305.0 million were covered under these guarantees as of September 30, 2022 and December 31, 2021, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at September 30, 2022, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $2.0 million and $0.7 million at September 30, 2022 and December 31, 2021, respectively.
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
The Company recorded a liability relating to the guarantees described above totaling $0.6 million and $0.3 million at September 30, 2022 and December 31, 2021, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
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

A summary of warranty activity for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Warranty reserves, beginning of period	$29,970	$29,880	$29,728	$29,012
Warranty expense on homes delivered during the period	5,373	4,834	15,479	15,246
Changes in estimates for pre-existing warranties	2,342	1,745	3,520	2,356
Settlements made during the period	(6,807)	(6,078)	(17,849)	(16,233)
Warranty reserves, end of period	$30,878	$30,381	$30,878	$30,381

We have received claims related to stucco installation from homeowners in certain of our communities in our Tampa and Orlando, Florida markets and have been named as a defendant in legal proceedings initiated by certain of such homeowners. These claims primarily relate to homes built prior to 2014 which have second story elevations with frame construction.

During the three and nine month period ended September 30, 2022, we did not record any additional warranty charges or receive any additional recoveries for stucco-related repair costs. The remaining reserve at September 30, 2022 for (1) homes in our Florida communities that we had identified as needing repair but had not yet completed the repair and (2) estimated repair costs for homes in our Florida communities that we had not yet identified as needing repair but that may require repair in the future included within our warranty reserve was $2.1 million. We believe that this amount is sufficient to cover both known and estimated future repair costs as of September 30, 2022. Our remaining stucco-related reserve is gross of any recoveries.
Our estimate of future costs of stucco-related repairs is based on our judgment, various assumptions and internal data. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, we may revise our estimate, including to reflect additional estimated future stucco-related repairs costs, which revision could be material.

Performance Bonds and Letters of Credit

At September 30, 2022, the Company had outstanding approximately $446.4 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through November 2027. Included in this total are: (1) $344.8 million of performance and maintenance bonds and $88.3 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $8.4 million of financial letters of credit, of which $8.0 million represent deposits on land and lot purchase agreements; and (3) $4.9 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At September 30, 2022, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $982.4 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters
In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At September 30, 2022 and December 31, 2021, we had $0.6 million and $1.2 million reserved for legal expenses, respectively.
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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis during the fourth quarter of 2021, and as no indicators for impairment existed at December 31, 2021, no impairment was recorded. At September 30, 2022, no indicators for impairment existed and therefore no impairment was recorded. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen or other events occur that could impact the fair value of the reporting unit.
NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $550 million and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $700 million, subject to obtaining additional commitments from lenders. The Credit Facility matures on July 18, 2025. Interest on amounts borrowed under the Credit Facility is payable at a rate which is adjusted daily and is equal to the sum of the one-month LIBOR (subject to a floor of 0.25%) plus a margin of 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio). The Credit Facility includes a provision for the replacement of LIBOR under certain circumstances where one-month LIBOR is no longer available. The Credit Facility also contains certain financial covenants. At September 30, 2022, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $1.53 billion of availability for additional senior debt at September 30, 2022. As a result, the full $550 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At September 30, 2022, there were no borrowings outstanding and $96.6 million of letters of credit outstanding, leaving a net remaining borrowing availability of $453.4 million. The Credit Facility includes a $150 million sub-facility for letters of credit.
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
Notes Payable - Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $200 million, which increased to $275 million from September 19, 2022 to November 13, 2022 and increases to $300 million from November 14, 2022 through February 6, 2023, which are periods of expected increases in the volume of mortgage originations. The MIF Mortgage Warehousing Agreement expires on May 26, 2023. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month BSBY rate (subject to a floor of 0.25%) plus a spread of 190 basis points. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At September 30, 2022, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $90 million. Before entering into the amendment to the MIF Mortgage Repurchase Facility discussed below, M/I Financial paid interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the one-month LIBOR rate (subject to a floor of 0.75% or 0.625% based on the type of loan) plus 175 or 200 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At September 30, 2022, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility. Effective October 24, 2022, M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility which, among other things, extends the term of the MIF Mortgage Repurchase Facility for an additional year to October 23, 2023, replaces the LIBOR rate with the One-Month Term SOFR (“SOFR”) rate (subject to an all-in floor of 2.375% or 2.75% based on the type of loan) and adjusts certain financial covenant limits.
At September 30, 2022 and December 31, 2021, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $365.0 million and $325.0 million, respectively. At September 30, 2022 and December 31, 2021, M/I Financial had $189.4 million and $266.2 million, respectively, in borrowings outstanding on a combined basis under its credit facilities.
Senior Notes
As of both September 30, 2022 and December 31, 2021, we had $300.0 million of our 2030 Senior Notes outstanding. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year, and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As of both September 30, 2022 and December 31, 2021, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes on or after February 1, 2023 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 103.713% of the principal amount outstanding, but will decline to 102.475% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2024, will further decline to 101.238% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2025 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.
The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of September 30, 2022, the Company was in compliance with all terms, conditions, and covenants under the indenture.

The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of September 30, 2022, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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
The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $600.8 million at September 30, 2022 and $487.5 million at December 31, 2021. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors (see Note 12 to our financial statements for more information).
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $0.4 million and $4.5 million as of September 30, 2022 and December 31, 2021, respectively, which are comprised of notes payable acquired in the normal course of business.

NOTE 9. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
NUMERATOR
Net income	$131,590	$91,012	$360,267	$283,485
DENOMINATOR
Basic weighted average shares outstanding	27,618	29,250	28,025	29,179
Effect of dilutive securities:
Stock option awards	248	447	274	474
Deferred compensation awards	319	331	311	313
Diluted weighted average shares outstanding	28,185	30,028	28,610	29,966
Earnings per common share:
Basic	$4.76	$3.11	$12.86	$9.72
Diluted	$4.67	$3.03	$12.59	$9.46
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	908	16	826	7
NOTE 10. Income Taxes
The Inflation Reduction Act (IRA) was enacted on August 16, 2022 to address the high cost of prescription drugs, healthcare availability, climate change and inflation. The IRA extended the energy efficient homes credit through 2032 and, as a result, the Company recognized an $8.4 million year-to-date tax benefit during the third quarter of 2022.

During the three months ended September 30, 2022 and 2021, the Company recorded a tax provision of $35.0 million and $25.2 million, respectively, which reflects income tax expense related to income before income taxes for the periods. The effective tax rate for the three months ended September 30, 2022 and 2021 was 21.0% and 21.7%, respectively. The decrease in the effective rate from the three months ended September 30, 2021 was primarily attributable to a $3.7 million increase in tax benefits from energy efficient home credits for 2022.
During the nine months ended September 30, 2022 and 2021, the Company recorded a tax provision of $110.8 million and $84.3 million, respectively. The effective tax rate for the nine months ended September 30, 2022 and 2021 was 23.5% and

22.9%, respectively. The increase in the effective rate from the nine months ended September 30, 2021 was primarily attributable to a $2.2 million decrease in tax benefit from equity compensation taken during the first nine months of 2022 compared to the same period in 2021.
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
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment, revenue, operating income (loss) and interest expense (income) for the three and nine months ended September 30, 2022 and 2021, as well as the Company’s income before income taxes for such periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenue:
Northern homebuilding	$415,741	$400,564	$1,242,341	$1,151,349
Southern homebuilding	577,088	482,960	1,608,468	1,463,707
Financial services (a)	20,099	20,795	63,584	79,079
Total revenue	$1,012,928	$904,319	$2,914,393	$2,694,135

Operating income (loss):
Northern homebuilding	$59,623	$59,009	$173,917	$159,975
Southern homebuilding	119,311	72,957	323,628	218,236
Financial services (a)	9,233	10,820	32,774	50,381
Less: Corporate selling, general and administrative expense	(20,872)	(17,566)	(57,254)	(50,361)
Total operating income	$167,295	$125,220	$473,065	$378,231

Interest expense (income):
Northern homebuilding	$2	$—	$2	$76
Southern homebuilding	(651)	(381)	(653)	(224)
Financial services (a)	1,350	885	3,169	2,777
Corporate	—	(578)	(453)	(1,075)
Total interest expense (income)	$701	$(74)	$2,065	$1,554

Other loss (income)	$—	$50	$(17)	$(145)
Loss on early extinguishment of debt	—	9,072	—	9,072

Income before income taxes	$166,594	$116,172	$471,017	$367,750
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.
The following tables show total assets by segment at September 30, 2022 and December 31, 2021:

	September 30, 2022
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$6,939	$49,738		$—	$56,677
Inventory (a)	1,165,675	1,794,383		—	2,960,058
Investments in joint venture arrangements	—	51,700		—	51,700
Other assets	41,927	95,321	(b)	382,230	519,478
Total assets	$1,214,541	$1,991,142		$382,230	$3,587,913

	December 31, 2021
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,123	$48,795		$—	$52,918
Inventory (a)	987,258	1,412,258		—	2,399,516
Investments in joint venture arrangements	—	57,121		—	57,121
Other assets	37,527	63,844	(b)	628,927	730,298
Total assets	$1,028,908	$1,582,018		$628,927	$3,239,853
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

During the third quarter 2022, the Company repurchased 0.3 million outstanding common shares at an aggregate purchase price of $15.1 million under the 2021 Share Repurchase Program. As of September 30, 2022, $93.1 million remained available for repurchases under the 2021 Share Repurchase Program.
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
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Housing	$986,843	$878,602	$2,837,912	$2,604,387
Land sales	5,986	4,922	12,897	10,669
Financial services (a)	20,099	20,795	63,584	79,079
Total revenue	$1,012,928	$904,319	$2,914,393	$2,694,135
(a)Revenue includes hedging gains of $13.8 million and hedging losses of $3.1 million for the three months ended September 30, 2022 and 2021, respectively, and hedging gains of $32.1 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. Hedging gains/losses do not represent revenue recognized from contracts with customers.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 97% of our total revenues for the three and nine months ended September 30, 2022 and 2021, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 142,400 homes since commencing homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended September 30, 2022 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K.
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
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee
Overview
During the third quarter of 2022, we continued to experience the weakening in homebuyer demand that started in the latter half of our 2022 second quarter. The robust housing market of the last 18 months began to decline as a result of the uncertain macroeconomic conditions in the broader U.S. economy, particularly the historic rise in mortgage interest rates and the high rate of inflation not experienced since the 1970s. These economic conditions, together with housing affordability issues and consumer fears of an economic recession, have resulted in many potential homebuyers postponing their homebuying decisions. We continue to believe long-term housing market fundamentals remain strong, including favorable demographics and a limited supply of new and resale inventory. Nevertheless, these conditions, along with a lower average community count (173 in 2022 from 176 in 2021) negatively impacted our new contracts which declined 31% for the third quarter of 2022 from the third quarter of 2021. Our home deliveries for the third quarter of 2022 also declined 1% compared to 2021's third quarter primarily due to the impact of Hurricane Ian on our Florida markets.

Despite the challenges mentioned above, we achieved record third quarter revenue, income before income taxes and net income. Our improved profitability is attributable primarily to improved margins and overhead leverage when compared to 2021’s third quarter as consumer demand for housing remained robust in 2021 and early 2022 when the majority of our homes delivered during the third quarter of 2022 were placed under contract, driving record financial results for our business.

During the third quarter and nine months ended September 30, 2022, we achieved the following results in comparison to the third quarter and nine months ended September 30, 2021:
•Revenue increased 12% to $1.01 billion (a third quarter record) and 8% to $2.91 billion (a year-to-date record), respectively
•Income before income taxes increased 43% to $166.6 million (a third quarter record) and 28% to $471.0 million (a year-to-date record), respectively
•Net income increased 45% to $131.6 million (a third quarter record) and 27% to $360.3 million (a year-to-date record), respectively

Our company-wide absorption pace of sales per community for the third quarter of 2022 declined to 2.6 per month compared to 3.7 per month for the prior year’s third quarter as a result of the declining market conditions described above, the decline in our average communities and the decrease in the number of new contracts during the quarter compared to prior year. Partially as a result of the accelerated sales pace we experienced in 2020 and 2021, our average number of selling communities declined to 173 during the third quarter of 2022 from 176 for the third quarter of 2021. We plan to open a number of new communities in the fourth quarter of 2022, increasing our community count by approximately 10% from the end of third quarter of 2022. However, given the uncertainty in the housing market as a result of current economic conditions, we may choose to delay the development and opening of some new communities to match homebuyer demand in the remainder of 2022 and into 2023.

Summary of Company Financial Results

Income before income taxes for the third quarter of 2022 increased 43% from $116.2 million in the third quarter of 2021 to a third quarter record $166.6 million in 2022. We also achieved a third quarter record net income of $131.6 million, or $4.67 per diluted share, in 2022's third quarter, compared to net income of $91.0 million, or $3.03 per diluted share, in 2021's third quarter. Our effective tax rate was 21.0% in 2022’s third quarter compared to 21.7% in 2021. For the nine months ended September 30, 2022, income before income taxes increased 28.1% from $367.8 million in the nine months ended September 30, 2021 to a year-to-date record $471.0 million in 2022. We achieved year-to-date record net income of $360.3 million, or $12.59 per diluted share, compared to net income of $283.5 million, or $9.46 per diluted share, in the nine months ended September 30, 2021. Our effective tax rate was 23.5% in 2022's first nine months compared to 22.9% in the same period in 2021. Income before income taxes and net income for the third quarter and first nine months of 2021 was unfavorably impacted by a $9.1 million pre-tax charge for loss on early extinguishment of debt related to the redemption of our 2025 Senior Notes.
During the quarter ended September 30, 2022, we recorded third quarter record total revenue of $1.01 billion, of which $986.8 million was from homes delivered, $6.0 million was from land sales and $20.1 million was from our financial services operations. Revenue from homes delivered increased 12% in 2022's third quarter compared to the same period in 2021 driven primarily by a 13% increase in the average sales price of homes delivered ($57,000 per home delivered), which was mainly in response to robust consumer demand in 2021 and early 2022 when the majority of our homes delivered during the quarter were placed under contract, partially offset by a 1% decrease in the number of homes delivered (19 units). The decline in homes delivered was due primarily to delays in deliveries in our Florida markets related to Hurricane Ian as well as construction and supply chain issues. Revenue from land sales increased $1.1 million from the third quarter of 2021 compared to the prior year. Revenue from our financial services segment decreased 3% to $20.1 million in the third quarter of 2022 as a result of a decrease in loans closed and sold as well as lower margins on loans sold during the period compared to the third quarter of 2021, which provided difficult comparisons for the third quarter of 2022. For the nine months ended September 30, 2022, we recorded year-to-date record total revenue of $2.91 billion, of which $2.84 billion was from homes delivered, $12.9 million was from land sales and $63.6 million was from our financial services operations. Revenue from homes delivered increased 9% in the nine months ended September 30, 2022 compared to the same period in 2021 driven primarily by a 15% increase in the average sales price of homes delivered ($62,000 per home delivered), which was primarily in response to robust consumer demand in 2021 and early 2022 when the majority of our homes delivered during the quarter were placed under contract, partially offset by a 5% decrease in the number of homes delivered (340 units), which was due to construction and supply chain issues that created delays in home closings as well as fewer communities delivering homes and increased cycle time compared to prior year. Revenue from land sales increased $2.2 million from the nine months ended September 30, 2021 due to increased land sales in 2022's first nine months compared to the prior year. Revenue from our financial services segment decreased 20% to $63.6 million in the first nine months of 2022 as a result of a decrease in loans closed and sold in the first nine months of 2022, in addition to lower margins on loans sold during the period compared to the prior year, which was a year-to-date record nine months for our financial services segment.
Total gross margin (total revenue less total land and housing costs) increased $50.2 million in the third quarter of 2022 compared to the third quarter of 2021 as a result of a $50.9 million improvement in the gross margin of our homebuilding operations (housing gross margin and land sales gross margin), offset partially by a $0.7 million decrease in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) increased $50.9 million primarily as a result of the 13% increase in average sales price of homes delivered, partially offset by the 1% decrease in the number of homes delivered. Our housing gross margin percentage improved 270 basis points from 22.7% in prior year's third quarter to 25.4% in 2022's third quarter, primarily as a result of increased average sales prices. Our gross margin on land sales (land sale gross margin) remained flat in the third quarter of 2022 compared to the third quarter of 2021. The gross margin of our financial services operations decreased $0.7 million in the third quarter of 2022 compared to the third quarter of 2021 as a result of a decrease in the number of loan originations and lower margins on loans sold, partially offset by an increase in the average loan amount during the third quarter of 2022 compared to the third quarter of 2021. Total gross margin increased $104.0 million in the nine months ended September 30, 2022 compared to the same period in 2021 as a result of a $119.5 million improvement in the gross margin of our homebuilding operations, offset partially by a $15.5 million decline in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $119.1 million as a result of the 15% increase in the average sales price of homes delivered, partially offset by the 5% decrease in the number of homes delivered. Our housing gross margin percentage improved 240 basis points from 22.4% in prior year’s first nine months to 24.8% in 2022's first nine months, primarily as a result of increased average sales prices. Our gross margin on land sales improved $0.3 million in 2022's first nine months compared to the same period in 2021. The gross margin of our financial services operations decreased $15.5 million in the nine months ended September 30, 2022 compared to the same period in 2021 as a result of decreases in the number of loan originations, in addition to lower margins on loans sold during the first nine months of 2022 compared to the nine months ended September 30, 2021. Our housing gross margin may fluctuate from quarter to quarter depending on the mix of communities delivering homes, due to the variation in margin between different communities.
Headwinds from supply chain issues and regulatory delays have impacted development completions and model openings which have delayed planned community openings. We opened 76 new communities during the nine months ended September 30, 2022 and closed 73 communities.
For the three months ended September 30, 2022, selling, general and administrative expense increased $8.1 million, which partially offset the increase in our total gross margin discussed above, but improved as a percentage of revenue from 10.7% in the third quarter of 2021 to 10.3% in the third quarter of 2022 (a third quarter record). General and administrative expense increased $8.8 million compared to the third quarter of 2021 and also increased as a percentage of revenue from 5.5% in the third quarter of 2021 to 5.8% in the third quarter of 2022. The increase in general and administrative expense was primarily due to a $5.2 million increase in compensation-related expenses due to our increased headcount and our strong financial performance during the quarter, a $1.6 million increase in land-related costs and a $2.0 million increase in miscellaneous expenses. Partially offsetting this increase was a decrease in selling expense of $0.7 million from 2021's third quarter. Selling expense improved as a percentage of revenue to 4.6% in 2022's third quarter from 5.2% for the same period in 2021. Variable selling expense for sales commissions contributed $1.8 million to the decrease due to the lower number of homes delivered during the third quarter of 2022, which was partially offset by a $1.1 million increase in non-variable selling expense primarily related to increased costs associated with our sales offices and models. For the nine months ended September 30, 2022, selling, general and administrative expense increased $9.2 million, which partially offset the increase in our gross margin dollars discussed above, but declined as a percentage of revenue from 10.7% in the nine months ended September 30, 2021 to 10.2% in the nine months ended September 30, 2022. General and administrative expense increased $18.5 million compared to the nine months ended September 30, 2021 and also increased as a percentage of revenue from 5.3% in the nine months ended September 30, 2021 to 5.6% in the nine months ended September 30, 2022. The dollar increase in general and administrative expense was primarily due to a $10.1 million increase in compensation-related expenses due to our increased headcount and our strong financial performance during the period, a $2.4 million increase in land-related costs primarily due to write-offs of abandoned land transaction costs and a $6.0 million increase in miscellaneous expenses. Selling expense decreased $9.3 million from the nine months ended September 30, 2021 and improved as a percentage of revenue to 4.6% in 2022's first nine months from 5.3% for the same period in 2021, partially offsetting the increase in general and administrative expense above. Variable selling expense for sales commissions contributed $10.7 million to the decrease due to the lower number of homes delivered during the first nine months of 2022, which was partially offset by a $1.4 million increase in non-variable selling expense primarily related to increased costs associated with our sales offices and models.

Outlook
Housing market conditions began to decline in the latter half of the second quarter of 2022, and this decline worsened in the third quarter of 2022, resulting in significantly weakened overall demand for new homes. We attribute this decline in demand to various macroeconomic conditions, including steep increases in mortgage rates since January 2022, substantial increases in home prices over the past two years, the high rate of inflation, and economic recession concerns of our potential homebuyers. The extent to which these factors will impact our business is highly uncertain and unpredictable, and our past performance, including the first nine months of 2022, should not be considered indicative of our future results on any metric or set of metrics, given the uncertainty in the U.S. economy.

Despite these negative economic developments, we believe that the homebuilding industry will continue to benefit over the long term from a continued undersupply of available homes, positive consumer demographics, scarcity of rentals and increasing rent prices.

We believe that we are well positioned to manage through these challenging economic conditions with our affordable product offerings, lot supply and planned new community openings. We remain sensitive to the changes in market conditions, and continue to focus on controlling overhead leverage, carefully managing our investment in land and land development spending and offering incentives, including interest rate buy-downs, to retain our backlog and improve our sales pace. Our strong balance sheet and liquidity position should also provide us with the flexibility to operate effectively through changing economic conditions. However, we cannot provide any assurances that the strategic business objectives listed below will remain successful, and we may need to adjust elements of our strategy to effectively address evolving market conditions.

We expect to continue to emphasize the following strategic business objectives throughout the remainder of 2022 and into 2023:
•managing our land spend and inventory levels;
•opening new communities;
•maintaining a strong balance sheet and liquidity levels;
•expanding the availability of our more affordable Smart Series homes; and
•emphasizing customer service, product quality and design, and premier locations.
During the nine months ended September 30, 2022, we invested $289.6 million in land acquisitions and $349.2 million in land development. We continue to closely review all of our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we may adjust our land and investment spend accordingly. As a result of the unprecedented current market conditions with municipality delays, extended cycle times, and rising mortgage interest rates impacting sales, we are not providing land spending estimates at this time.
We ended the third quarter of 2022 with approximately 46,100 lots under control, which represents approximately a 5.5-year supply of lots based on the past twelve months of homes delivered, including certain lots that we anticipate selling to third parties. This represents a 7% increase from our approximately 43,000 lots under control at the end of last year’s third quarter. We opened 76 communities and closed 73 communities in the nine months ended September 30, 2022, ending the third quarter with 178 active communities, compared to 176 at the end of last year’s third quarter. 87 of our active communities at the end of the third quarter of 2022 offered our more affordable Smart Series designs, which are primarily designed for first-time homebuyers.
Although the timing of opening new communities and closing existing communities is subject to substantial variation, we expect to open a record number of new communities in 2022, growing our community count by approximately 10% by the end of 2022.
We believe that our ability to design and develop attractive homes in desirable locations at an affordable cost, and to grow our business while also leveraging our fixed costs, has enabled us to maintain and improve our strong financial results. While we believe 2023 will be a very challenging year compared to the past few years of historically strong market conditions, we believe that we are well positioned with a strong balance sheet and backlog to manage through the current economic environment and that we will achieve another year of strong results in 2022. However, the challenging macroeconomic conditions described above could materially and negatively affect our performance in 2023, particularly when compared to our performance over the past few years.

The following table shows, by segment, revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense (income) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenue:
Northern homebuilding	$415,741	$400,564	$1,242,341	$1,151,349
Southern homebuilding	577,088	482,960	1,608,468	1,463,707
Financial services (a)	20,099	20,795	63,584	79,079
Total revenue	$1,012,928	$904,319	$2,914,393	$2,694,135

Gross margin:
Northern homebuilding	$89,295	$88,209	$260,695	$246,674
Southern homebuilding	162,521	112,750	445,032	339,560
Financial services (a)	20,099	20,795	63,584	79,079
Total gross margin	$271,915	$221,754	$769,311	$665,313

Selling, general and administrative expense:
Northern homebuilding	$29,672	$29,200	$86,778	$86,699
Southern homebuilding	43,210	39,793	121,404	121,324
Financial services (a)	10,866	9,975	30,810	28,698
Corporate	20,872	17,566	57,254	50,361
Total selling, general and administrative expense	$104,620	$96,534	$296,246	$287,082

Operating income (loss):
Northern homebuilding	$59,623	$59,009	$173,917	$159,975
Southern homebuilding	119,311	72,957	323,628	218,236
Financial services (a)	9,233	10,820	32,774	50,381
Less: Corporate selling, general and administrative expense	(20,872)	(17,566)	(57,254)	(50,361)
Total operating income	$167,295	$125,220	$473,065	$378,231

Interest expense (income):
Northern homebuilding	$2	$—	$2	$76
Southern homebuilding	(651)	(381)	(653)	(224)
Financial services (a)	1,350	885	3,169	2,777
Corporate	—	(578)	(453)	(1,075)
Total interest expense (income)	$701	$(74)	$2,065	$1,554

Loss on early extinguishment of debt	$—	$9,072	$—	$9,072
Other loss (income)	—	50	(17)	(145)

Income before income taxes	$166,594	$116,172	$471,017	$367,750
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at September 30, 2022 and December 31, 2021:

	At September 30, 2022
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$6,939	$49,738		$—	$56,677
Inventory (a)	1,165,675	1,794,383		—	2,960,058
Investments in joint venture arrangements	—	51,700		—	51,700
Other assets	41,927	95,321	(b)	382,230	519,478
Total assets	$1,214,541	$1,991,142		$382,230	$3,587,913

	At December 31, 2021
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,123	$48,795		$—	$52,918
Inventory (a)	987,258	1,412,258		—	2,399,516
Investments in joint venture arrangements	—	57,121		—	57,121
Other assets	37,527	63,844	(b)	628,927	730,298
Total assets	$1,028,908	$1,582,018		$628,927	$3,239,853
(a)Inventory includes: single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Northern Region
Homes delivered	850	876	2,610	2,638
New contracts, net	466	772	2,378	2,962
Backlog at end of period	1,658	2,139	1,658	2,139
Average sales price of homes delivered	$489	$454	$475	$435
Average sales price of homes in backlog	$517	$475	$517	$475
Aggregate sales value of homes in backlog	$856,410	$1,014,981	$856,410	$1,014,981
Housing revenue	$415,740	$397,922	$1,240,406	$1,146,977
Land sale revenue	$1	$2,642	$1,935	$4,372
Operating income homes (a)	$59,621	$58,225	$173,758	$158,859
Operating income land	$2	$784	$159	$1,116
Number of average active communities	90	82	91	85
Number of active communities, end of period	91	85	91	85
Southern Region
Homes delivered	1,176	1,169	3,372	3,684
New contracts, net	883	1,192	3,305	4,378
Backlog at end of period	2,878	3,268	2,878	3,268
Average sales price of homes delivered	$486	$411	$474	$396
Average sales price of homes in backlog	$543	$468	$543	$468
Aggregate sales value of homes in backlog	$1,562,881	$1,530,983	$1,562,881	$1,530,983
Housing revenue	$571,103	$480,680	$1,597,506	$1,457,410
Land sale revenue	$5,985	$2,280	$10,962	$6,297
Operating income homes (a)	$117,963	$72,396	$320,879	$216,831
Operating income land	$1,348	$561	$2,749	$1,405
Number of average active communities	83	94	83	100
Number of active communities, end of period	87	91	87	91
Total Homebuilding Regions
Homes delivered	2,026	2,045	5,982	6,322
New contracts, net	1,349	1,964	5,683	7,340
Backlog at end of period	4,536	5,407	4,536	5,407
Average sales price of homes delivered	$487	$430	$474	$412
Average sales price of homes in backlog	$533	$471	$533	$471
Aggregate sales value of homes in backlog	$2,419,291	$2,545,964	$2,419,291	$2,545,964
Housing revenue	$986,843	$878,602	$2,837,912	$2,604,387
Land sale revenue	$5,986	$4,922	$12,897	$10,669
Operating income homes (a)	$177,584	$130,621	$494,637	$375,690
Operating income land	$1,350	$1,345	$2,908	$2,521
Number of average active communities	173	176	174	185
Number of active communities, end of period	178	176	178	176
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Financial Services
Number of loans originated	1,263	1,554	3,877	4,833
Value of loans originated	$486,588	$542,555	$1,482,628	$1,630,588

Revenue	$20,099	$20,795	$63,584	$79,079
Less: Selling, general and administrative expenses	10,866	9,975	30,810	28,698
Less: Interest expense	1,350	885	3,169	2,777
Income before income taxes	$7,883	$9,935	$29,605	$47,604

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Northern	15.6%	8.2%	10.1%	6.7%
Southern	17.7%	7.5%	11.6%	7.7%

Total cancellation rate	17.0%	7.8%	11.0%	7.3%

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
Year Over Year Comparison
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Northern Region. During the three months ended September 30, 2022, homebuilding revenue in our Northern region increased $15.1 million, from $400.6 million in the third quarter of 2021 to $415.7 million in the third quarter of 2022. This 4% increase in homebuilding revenue was primarily the result of an 8% increase in the average sales price of homes delivered ($35,000 per home delivered), which was primarily in response to robust consumer demand in 2021 and early 2022 when the majority of our homes delivered during the quarter were placed under contract, offset partially by a 3% decrease in the number of homes delivered (26 units) due to construction and supply chain issues that delayed closings. Operating income in our Northern region increased $0.6 million from $59.0 million in the third quarter of 2021 to $59.6 million during the quarter ended September 30, 2022. This increase in operating income was the result of a $1.1 million improvement in our gross margin partially offset by a $0.5 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $1.9 million primarily due to the increase in average sales price of homes delivered, offset partially by the decrease in the number of homes delivered noted above. Our housing gross margin percentage declined 50 basis points to 21.5% in the third quarter of 2022 from 22.0% in the prior year’s third quarter. The decline in housing gross margin percentage was primarily due to increased construction and lot costs, offset partially by the increase in average sales price of homes delivered compared to prior year. Our land sale gross margin declined $0.8 million in the third quarter of 2022 compared to the same period in 2021 due to fewer land sales during the period.

Selling, general and administrative expense increased $0.5 million, from $29.2 million for the quarter ended September 30, 2021 to $29.7 million for the quarter ended September 30, 2022, but improved as a percentage of revenue to 7.1% in 2022's third quarter from 7.3% in 2021's third quarter. The increase in selling, general and administrative expense was primarily attributable to a $0.5 million increase in land related expenses.
During the three months ended September 30, 2022, we experienced a 40% decrease in new contracts in our Northern region, from 772 in the third quarter of 2021 to 466 in the third quarter of 2022. Homes in backlog decreased 22% from 2,139 homes at September 30, 2021 to 1,658 homes at September 30, 2022. The decreases in new contracts and backlog were primarily due to decreased demand as a result of the macroeconomic conditions described above in our Overview section, in addition to difficult comps versus last year. Average sales price in backlog increased to $517,000 at September 30, 2022 compared to $475,000 at September 30, 2021. During the third quarter of 2022, we opened five new communities in our Northern region compared to 14 during the third quarter of 2021. Our monthly absorption rate in our Northern region declined to 1.7 per community in the third quarter of 2022 compared to 3.1 per community in 2021's third quarter due to the decline in new contracts during the quarter.
Southern Region. During the three month period ended September 30, 2022, homebuilding revenue in our Southern region increased $94.1 million, from $483.0 million in the third quarter of 2021 to $577.1 million in the third quarter of 2022. This 19% increase in homebuilding revenue was the result of an 18% increase in the average sales price of homes delivered ($75,000 per home delivered) and a 1% increase in the number of homes delivered (7 units) which was primarily in response to robust consumer demand in 2021 and early 2022 when the majority of our homes delivered during the quarter were placed under contract, despite the impact of Hurricane Ian on our Florida markets which delayed a number of our deliveries for the quarter. Operating income in our Southern region increased $46.3 million from $73.0 million in the third quarter of 2021 to $119.3 million during the quarter ended September 30, 2022. This increase in operating income was the result of a $49.8 million improvement in our gross margin, offset partially by a $3.4 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $49.0 million, due primarily to the increase in average sales price of homes delivered in addition to the increase in the number of homes delivered noted above. Our housing gross margin percentage improved from 23.3% in prior year’s third quarter to 28.2% in the third quarter of 2022, largely due to the increase in average sales price of homes delivered compared to prior year. Our land sale gross margin improved $0.8 million in the third quarter of 2022 compared to the third quarter of 2021 due to increased land sales during the period.
Selling, general and administrative expense increased $3.4 million from $39.8 million in the third quarter of 2021 to $43.2 million in the third quarter of 2022 but declined as a percentage of revenue to 7.5% from 8.2% in the third quarter of 2021. The increase in selling, general and administrative expense was attributable to a $0.4 million increase in selling expense primarily due to an increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered. The increase in selling, general and administrative expense was also attributable to a $3.0 million increase in general and administrative expense, which was primarily related to a $1.4 million increase in compensation-related expenses due to our increased headcount and our strong financial performance during the period, a $1.2 million increase in land-related costs, and a $0.4 million increase in miscellaneous expenses.
During the three months ended September 30, 2022, we experienced a 26% decrease in new contracts in our Southern region, from 1,192 in the third quarter of 2021 to 883 in the third quarter of 2022. Homes in backlog decreased 12% from 3,268 homes at September 30, 2021 to 2,878 homes at September 30, 2022. The decreases in new contracts and backlog were primarily due to our decreased community count compared to prior year and decreased demand as a result of the macroeconomic conditions described above in our Overview section. Average sales price in backlog increased to $543,000 at September 30, 2022 from $468,000 at September 30, 2021. During the three months ended September 30, 2022, we opened 20 new communities in our Southern region compared to opening 12 communities during 2021's third quarter. Our monthly absorption rate in our Southern region declined slightly to 3.6 per community in the third quarter of 2022 compared to 4.3 per community in the third quarter of 2021 as a result of the decline in our average communities and the decrease in the number of new contracts during the quarter compared to prior year.
Financial Services. Revenue from our mortgage and title operations decreased 3% to $20.1 million in the third quarter of 2022 from $20.8 million in the third quarter of 2021 due to a 19% decrease in the number of loan originations from 1,554 in 2021's third quarter to 1,263 in the third quarter of 2022 and lower margins on loans sold during the period compared to prior year’s third quarter, partially offset by an increase in the average loan amount from $349,000 in the quarter ended September 30, 2021 to $385,000 in the quarter ended September 30, 2022.
Our financial services segment experienced a $1.6 million decrease in operating income in the third quarter of 2022 compared to 2021's third quarter, which was primarily due to the decrease in revenue discussed above in addition to a $0.9 million increase in selling, general and administrative expense compared to the third quarter of 2021, which was primarily the result of an increase in compensation-related expenses due to our increase in employee headcount.
At September 30, 2022, M/I Financial provided financing services in all of our markets. Approximately 76% of our homes delivered during the third quarter of 2022 were financed through M/I Financial, compared to 85% in the third quarter of 2021. Capture rate is influenced by financing availability and competition in the mortgage market, and can fluctuate from quarter to quarter.

Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $3.3 million from $17.6 million for the third quarter of 2021 to $20.9 million for the third quarter of 2022. This increase primarily resulted from a $2.3 million increase in compensation-related expenses due to increased headcount and a $1.0 million increase in miscellaneous expenses.
Interest Expense (Income). Interest expense for the Company increased from interest income of $0.1 million for the three months ended September 30, 2021 to interest expense of $0.7 million for the three months ended September 30, 2022. This increase in interest expense was primarily due to an increase in our weighted average borrowings from $728.2 million in 2021's third quarter to $835.0 million in 2022's third quarter.
Loss on Early Extinguishment of Debt. We recognized a loss on early extinguishment of debt of $9.1 million during the quarter ended September 30, 2021 as a result of the write-off of unamortized debt issuance costs and a prepayment premium associated with the redemption of our 2025 Senior Notes.
Income Taxes. Our overall effective tax rate was 21.0% for the three months ended September 30, 2022 and 21.7% for the three months ended September 30, 2021. The decrease in the effective rate from the three months ended September 30, 2021 was due to an increase in tax benefit from energy efficient home credits for 2022.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Northern Region. During the nine months ended September 30, 2022, homebuilding revenue in our Northern region increased $91.0 million, from $1.15 billion in the nine months ended September 30, 2021 to $1.24 billion in the nine months ended September 30, 2022. This 8% increase in homebuilding revenue was primarily the result of a 9% increase in the average sales price of homes delivered ($40,000 per home delivered), offset partially by a 1% decrease in the number of homes delivered (28 units) and a $2.4 million decrease in land sale revenue. Operating income in our Northern region increased $13.9 million, from $160.0 million during the nine months ended September 30, 2021 to $173.9 million during the nine months ended September 30, 2022. The increase in operating income was primarily the result of a $14.0 million increase in our gross margin. With respect to our homebuilding gross margin, our housing gross margin improved $15.0 million, primarily due to the increase in the average sale price of homes delivered. Our housing gross margin percentage declined 40 basis points from 21.4% in the nine months ended September 30, 2021 to 21.0% for the same period in 2022, primarily due to increased construction and lot costs. Our land sale gross margin decreased by $1.0 million in the nine months ended September 30, 2022 compared to the same period in 2021 due to fewer land sales during the period.

Selling, general and administrative expense increased $0.1 million, from $86.7 million for the nine months ended September 30, 2021 to $86.8 million for the nine months ended September 30, 2022, and declined as a percentage of revenue to 7.0% in the first nine months of 2022 compared to 7.5% in the same period in 2021. The increase in selling, general and administrative expense was attributable to a $3.4 million increase in general and administrative expense, which was primarily related to an increase in compensation-related expenses due to our increased headcount and our strong financial performance during the period, partially offset by a $3.3 million decrease in selling expense primarily due to a decrease in variable selling expenses resulting from decreases in sales commissions produced by the lower number of homes delivered.
During the nine months ended September 30, 2022, we experienced a 20% decrease in new contracts in our Northern region, from 2,962 in the nine months ended September 30, 2021 to 2,378 in the first nine months of 2022. Homes in backlog also decreased 22% from 2,139 at September 30, 2021 to 1,658 homes at September 30, 2022. The decreases in new contracts and backlog were partially due to the limitations we imposed on sales in certain of our communities during the first half of the period as well as decreased demand beginning in the latter part of 2022’s second quarter as a result of the macroeconomic conditions described above in our Overview section. Average sales price in backlog increased to $517,000 at September 30, 2022 compared to $475,000 at September 30, 2021. During the nine months ended September 30, 2022, we opened 25 new communities in our Northern region compared to opening 32 during the same period in 2021. Our monthly absorption rate in our Northern region declined to 2.9 per community in the nine months ended September 30, 2022 from 3.9 per community in the same period in 2021 as a result of the decrease in the number of new contracts during the period compared to prior year.
Southern Region. During the nine months ended September 30, 2022, homebuilding revenue in our Southern region increased $144.8 million from $1.46 billion in the nine months ended September 30, 2021 to $1.61 billion in the nine months ended September 30, 2022. This 10% increase in homebuilding revenue was the result of a 20% increase in the average sales price of homes delivered ($78,000 per home delivered) and a $4.7 million increase in land sale revenue, offset partially by an 8% decrease in the number of homes delivered (312 units) which was in part due to the impact of Hurricane Ian on our Florida markets which delayed a number of our deliveries during the third quarter. Operating income in our Southern region increased $105.4 million from $218.2 million in the nine months ended September 30, 2021 to $323.6 million during the nine months ended September 30, 2022. This increase in operating income was the result of a $105.5 million improvement in our gross margin, offset partially by a $0.1 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $104.1 million, due primarily to the increase in average sale price of homes delivered. Our housing gross margin percentage improved 450 basis points from 23.2% in the nine months ended September 30, 2021 to 27.7% in the same period in 2022, largely due to the increase in average sales price of homes delivered compared to prior year. Our land sale gross margin improved $1.3 million in the nine months ended September 30, 2022 compared to the same period in 2021.
Selling, general and administrative expense increased $0.1 million from $121.3 million in the nine months ended September 30, 2021 to $121.4 million in the nine months ended September 30, 2022 but declined as a percentage of revenue to 7.5% from 8.3% for the nine months ended September 30, 2021. The increase in selling, general and administrative expense was attributable to a $6.4 million increase in general and administrative expense, which was primarily related to a $2.7 million increase in land-related expenses primarily due to write-offs of abandoned land transaction costs, a $2.5 million increase in compensation-related expenses due to our increased headcount and our strong financial performance, and a $1.2 million increase in miscellaneous expenses. The increase in general and administrative expense was partially offset by a $6.3 million decrease in selling expense primarily due to a decrease in variable selling expenses resulting from decreases in sales commissions produced by the lower number of homes delivered.

During the nine months ended September 30, 2022, we experienced a 25% decrease in new contracts in our Southern region, from 4,378 in the nine months ended September 30, 2021 to 3,305 in the first nine months of 2022. Homes in backlog decreased 12% from 3,268 homes at September 30, 2021 to 2,878 homes at September 30, 2022. The decreases in new contracts and backlog were primarily due to the decrease in our average number of communities compared to prior year, the limitations we imposed on sales in certain of our communities during the first half of the period, and decreased demand beginning in the latter part of 2022’s second quarter as a result of the macroeconomic conditions described above in our Overview section. Average sales price in backlog increased from $468,000 at September 30, 2021 to $543,000 at September 30, 2022. During the nine months ended September 30, 2022, we opened 51 communities in our Southern region, compared to opening 31 during the nine months ended September 30, 2021. Our monthly absorption rate in our Southern region declined to 4.4 per community in the nine months ended September 30, 2022 from 4.9 per community in the nine months ended September 30, 2021 as a result of the decline in our average communities and the decrease in the number of new contracts during the period compared to prior year.
Financial Services. Revenue from our mortgage and title operations decreased 20% from $79.1 million in the nine months ended September 30, 2021 to $63.6 million in the nine months ended September 30, 2022 due to a 20% decrease in the number of loan originations from 4,833 in the nine months ended September 30, 2021 to 3,877 in the nine months ended September 30, 2022 and lower margins on loans sold during the period compared to 2021's first nine months due to increased competition for sales of loans, offset partially by an increase in the average loan amount from $337,000 in the nine months ended September 30, 2021 to $382,000 in the nine months ended September 30, 2022.
Our financial services segment experienced a $17.6 million decrease in operating income in the nine months ended September 30, 2022 compared to the same period in 2021, which was primarily due to the decrease in revenue discussed above, and a $2.1 million increase in selling, general and administrative expense compared to the nine months ended September 30, 2021. The increase in selling, general and administrative expense was primarily attributable to an increase in compensation-related expenses due to an increase in employee headcount.
At September 30, 2022, M/I Financial provided financing services in all of our markets. Approximately 78% of our homes delivered during the nine months ended September 30, 2022 were financed through M/I Financial, compared to 84% in the nine months ended September 30, 2021. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $6.9 million from $50.4 million for the nine months ended September 30, 2021 to $57.3 million for the nine months ended September 30, 2022. The increase was primarily due to a $3.4 million increase in compensation-related expenses due to our increased headcount and our strong financial performance and a $3.5 million increase in other miscellaneous expenses.
Interest Expense - Net. Interest expense for the Company increased from $1.6 million in the nine months ended September 30, 2021 to $2.1 million in the nine months ended September 30, 2022. This increase in interest expense was primarily due to an increase in our weighted average borrowings from $712.9 million in 2021's first nine months to $806.5 million in 2022's first nine months.

Loss on Early Extinguishment of Debt. We recognized a loss on early extinguishment of debt of $9.1 million during the nine months ended September 30, 2021 as a result of the write-off of unamortized debt issuance costs and a prepayment premium associated with the redemption of our 2025 Senior Notes.
Income Taxes. Our overall effective tax rate was 23.5% for the nine months ended September 30, 2022 and 22.9% for the nine months ended September 30, 2021. The increase in the effective rate from the nine months ended September 30, 2021 was due to a decrease in tax benefit from equity compensation for 2022.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At September 30, 2022, we had $67.8 million of cash, cash equivalents and restricted cash, with $67.0 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $169.0 million decrease in unrestricted cash and cash equivalents from December 31, 2021. Our principal uses of cash for the nine months ended September 30, 2022 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, and debt service requirements, including the repayment of amounts outstanding under our credit facilities, and the repurchase of $55.3 million of our outstanding common shares under our 2021 Share Repurchase Program (as defined below) during the nine months ended September 30, 2022. In order to fund these uses of cash, we used proceeds from home deliveries, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
The Company is a party to three primary credit agreements: (1) a $550 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries; (2) a $200 million secured mortgage warehousing agreement, dated May 27, 2022, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $90 million mortgage repurchase agreement, dated October 30, 2017, as amended most recently on October 24, 2022, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”).

As of September 30, 2022, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities in an aggregate principal amount of $889.4 million, with $189.4 million payable within 12 months. Future interest payments associated with these notes payable totaled $198.4 million as of September 30, 2022, with $16.4 million payable within 12 months.
As of September 30, 2022, there were no borrowings outstanding and $96.6 million of letters of credit outstanding under our $550 million Credit Facility, leaving $453.4 million available. We expect to continue managing our balance sheet and liquidity carefully in 2022 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in 2022 from cash receipts, excess cash balances and availability under our credit facilities.
During the nine months ended September 30, 2022, we delivered 5,982 homes, started 6,693 homes, and spent $289.6 million on land purchases and $349.2 million on land development.

We are selectively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of September 30, 2022, we had a total of 21,155 lots under contract, with an aggregate purchase price of approximately $982.4 million, to be acquired during the remainder of 2022 through 2029.
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
Operating Cash Flow Activities. During the nine-month period ended September 30, 2022, we used $14.1 million of cash in operating activities, compared to using $34.3 million of cash in operating activities during the nine months ended September 30, 2021. The cash used in operating activities in the first nine months of 2022 was primarily a result of a $533.0 million increase in inventory and an increase in other assets of $37.4 million, offset, in part, by net income of $360.3 million, $85.1 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable, customer deposits and other liabilities totaling $91.8 million. The cash used in operating activities in the first nine months of 2021 was primarily a result of a $412.2 million increase in inventory and a decrease in accrued compensation and other liabilities of $9.6 million offset, in part, by net income of $283.5 million, $16.5 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable and customer deposits totaling $84.3 million.

Investing Cash Flow Activities. During the nine months ended September 30, 2022, we used $19.1 million of cash from investing activities, compared to using $31.9 million of cash from investing activities during the nine months ended September 30, 2021. The cash used from investing activities in the first nine months of 2022 was primarily a result of a $17.4 million increase in our investment in joint venture arrangements. The cash used from investing activities during the nine months ended September 30, 2021 was primarily a result of a $34.7 million increase in our investment in joint venture arrangements, partially offset by $4.3 million of proceeds from the sale of a portion of our mortgage servicing rights in the nine months ended September 30, 2021.
Financing Cash Flow Activities. During the nine months ended September 30, 2022, we used $135.4 million of cash from financing activities, compared to generating $26.6 million of cash during the nine months ended September 30, 2021. The cash used in financing activities in 2022 was primarily due to repayments of $76.8 million (net of proceeds from borrowings) under our two M/I Financial credit facilities in addition to the repurchase of $55.3 million of our outstanding common shares during the nine months ended September 30, 2022. The cash generated from financing activities in first nine months of 2021 was primarily due to the issuance of $300.0 million of our 2030 Senior Notes, net of debt issuance costs, for $296.0 million, offset partially by the redemption of all $250.0 million of our then outstanding 2025 Senior Notes, and the repurchase of $15.5 million of our outstanding common shares during the nine months ended September 30, 2021.

On July 28, 2021, the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company may purchase up to $100 million of its outstanding common shares (the “2021 Share Repurchase Program”). On February 17, 2022, the Company announced that its Board of Directors approved an increase to its 2021 Share Repurchase Program, for a total of $200 million authorized for repurchases. During the nine months ended September 30, 2022, the Company repurchased 1.2 million outstanding common shares with an aggregate purchase price of $55.3 million under the 2021 Share Repurchase Program which was funded with cash on hand. As of September 30, 2022, the Company is authorized to repurchase an additional $93.1 million of outstanding common shares under the 2021 Share Repurchase Program (see Note 12 to our financial statements for more information).

The timing and amount of any future purchases under the 2021 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements.

At September 30, 2022 and December 31, 2021, our ratio of homebuilding debt to capital was 26% and 30%, respectively, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes, our 2028 Senior Notes, and Notes Payable-Other) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
We fund our operations with cash flows from operating activities, including proceeds from home deliveries, land sales and the sale of mortgage loans. We believe that these sources of cash, along with our balance of unrestricted cash and borrowings available under our credit facilities, will be sufficient to fund our currently anticipated working capital needs, investment in land and land development, construction of homes, operating expenses, planned capital spending, and debt service requirements for at least the next twelve months. In addition, we routinely monitor current and anticipated operational and debt service requirements, financial market conditions, and credit relationships, and we may choose to seek additional capital by issuing new debt and/or equity securities or engaging in other financial transactions to strengthen our liquidity or our long-term capital structure. The financing needs of our homebuilding and financial services operations depend on anticipated sales and home delivery volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, debt maturity dates, and other factors. If we seek such additional capital or engage in such other financial transactions, there can be no assurance that we would be able to obtain such additional capital or consummate such other financial transactions on terms acceptable to us, if at all, and such additional equity or debt financing or other financial transactions could dilute the interests of our existing shareholders, add operational limitations and/or increase our interest costs.

Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of September 30, 2022:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$453,371
Notes payable – financial services (b)	(b)	$189,371	$2,334
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $1.53 billion of availability for additional senior debt at September 30, 2022. As a result, the full $550 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $96.6 million of letters of credit outstanding at September 30, 2022, leaving $453.4 million available. The Credit Facility has an expiration date of July 18, 2025.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of M/I Financial’s warehousing agreements, which was $365 million as of September 30, 2022. The MIF Mortgage Warehousing Agreement has an expiration date of May 26, 2023. Subsequent to the quarter ended September 30, 2022, M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility which extended its term for an additional year to October 23, 2023.
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

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $150 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $1.26 billion at September 30, 2022 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility). On February 16, 2022, the Company amended its Credit Facility to eliminate specified limits on the Company to make investments in its subordinated debt and capital stock. Such investments are subject to the Company’s compliance with the other covenants and provisions in the Credit Facility.

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

As of September 30, 2022, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of September 30, 2022:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$1,256.1	$1,846.9
Leverage Ratio	≤	0.60	0.28
Interest Coverage Ratio	≥	1.5 to 1.0	20.7 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$554.1	$5.9
Unsold Housing Units and Model Homes	≤	2,911	1,557

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $200 million, which increased to $275 million from September 19, 2022 to November 13, 2022 and increases to $300 million from November 14, 2022 through February 6, 2023, which are periods of expected increases in the volume of mortgage originations. The MIF Mortgage Warehousing Agreement expires on May 26, 2023. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month BSBY rate (subject to a floor of 0.25%) plus a spread of 190 basis points.
The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans originated by M/I Financial that are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement.
As of September 30, 2022, there was $112.2 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of September 30, 2022:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	12.0 to 1.0	6.4 to 1.0
Liquidity	≥	$10.0	$46.6
Adjusted Net Income	>	$0.0	$22.0
Tangible Net Worth	≥	$20.0	$37.1
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The MIF Mortgage Repurchase Facility provides for a maximum borrowing availability of $90 million. The MIF Mortgage Repurchase Facility was scheduled to expire on October 24, 2022. Before entering into the amendment to the MIF Mortgage Repurchase Facility discussed below, M/I Financial paid interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the one-month LIBOR rate (subject to a floor of 0.75% or 0.625% based on the type of loan) plus 175 or 200 basis points depending on the loan type.

Subsequent to the quarter ended September 30, 2022, M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility with an effective date of October 24, 2022. The amendment, among other things, extends the term of the MIF Mortgage Repurchase Facility for an additional year to October 23, 2023, replaces the LIBOR rate with the One-Month Term SOFR (“SOFR”) rate (subject to an all-in floor of 2.375% or 2.75% based on the type of loan), and adjusts certain financial covenant limits.
The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the MIF Mortgage Repurchase Facility. As of September 30, 2022, there was

$77.2 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants under the MIF Mortgage Repurchase Facility as of September 30, 2022.

Senior Notes.

3.95% Senior Notes. On August 23, 2021, the Company issued $300.0 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of September 30, 2022, the Company was in compliance with all terms, conditions, and covenants under the indenture.

4.95% Senior Notes. On January 22, 2020, the Company issued $400.0 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of September 30, 2022, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 8 to our financial statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.
Supplemental Financial Information.
As of September 30, 2022, M/I Homes, Inc. had $300.0 million aggregate principal amount of its 2030 Senior Notes and $400.0 million aggregate principal amount of its 2028 Senior Notes outstanding.
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

Summarized Balance Sheet Data

(In thousands)	As of September 30, 2022	As of December 31, 2021
Assets:
Cash	$18,821	$203,381
Investment in joint venture arrangements	$46,196	$50,648
Amounts due from Non-Guarantor Subsidiaries	$16,245	$6,455
Total assets	$3,294,937	$2,897,385

Liabilities and Shareholders’ Equity
Total liabilities	$1,410,007	$1,320,337
Shareholders’ equity	$1,884,930	$1,577,048

Summarized Statement of Income Data

Nine Months Ended
(In thousands)	September 30, 2022
Revenues	$2,850,809
Land and housing costs	$2,145,082
Selling, general and administrative expense	$264,494
Income before income taxes	$442,337
Net income	$337,336

Weighted Average Borrowings. For the three months ended September 30, 2022 and 2021, our weighted average borrowings outstanding were $835.0 million and $728.2 million, respectively, with a weighted average interest rate of 4.98% and 5.41%, respectively. The increase in our weighted average borrowings related to increased borrowings under our two M/I Financial credit facilities during the third quarter of 2022 compared to the same period in 2021. The decrease in our weighted average borrowing rate was due to lower interest rates on our credit facilities in 2022 compared to the prior year.

At both September 30, 2022 and December 31, 2021, we had no borrowings outstanding under the Credit Facility. During the nine months ended September 30, 2022, the average daily amount outstanding under the Credit Facility was $7.3 million and the maximum amount outstanding under the Credit Facility was $82.5 million. Based on our currently anticipated spending on home construction, overhead expenses and land acquisition and development during the remainder of 2022, offset by expected cash receipts from home deliveries and other sources, we do not expect the peak amount outstanding under the Credit Facility to exceed approximately $200 million. The actual amount borrowed during the remainder of 2022 and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2021 Share Repurchase Program and any other extraordinary events or transactions.  The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $96.6 million of letters of credit issued and outstanding under the Credit Facility at September 30, 2022. During the nine months ended September 30, 2022, the average daily amount of letters of credit outstanding under the Credit Facility was $92.7 million and the maximum amount of letters of credit outstanding under the Credit Facility was $107.8 million.

At September 30, 2022, M/I Financial had $112.2 million outstanding under the MIF Mortgage Warehousing Agreement.  During the nine months ended September 30, 2022, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $59.1 million and the maximum amount outstanding was $196.8 million, which occurred during January 2022 while the temporary increase provision was in effect and the maximum borrowing availability was $235.0 million.

At September 30, 2022, M/I Financial had $77.2 million outstanding under the MIF Mortgage Repurchase Facility.  During the nine months ended September 30, 2022, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $38.1 million and the maximum amount outstanding was $77.2 million, which occurred during September 2022.
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
INTEREST RATES AND INFLATION

Our business is significantly affected by general economic conditions within the United States and, particularly, by the impact of interest rates and inflation.  The annual rate of inflation in the United States hit 8.2% in September 2022, as measured by the Consumer Price Index (CPI), down slightly from 9.1% in June 2022, which represented the highest inflation rate in 40 years. As a result, we have experienced an increase in the costs of land, materials and labor that we have been able to pass along to the consumer. However, inflation has also reduced the purchasing power of potential homebuyers and may negatively impact their ability and desire to buy a home and our ability to pass along our increased costs to our homebuyers.
Beginning in the latter part of the second quarter of 2022, the pace of sales across the homebuilding industry declined significantly from the unprecedented levels experienced over the previous 18 months as a result of the sharp increase in mortgage interest rates from approximately 4% in December 2021 to nearly 7% at the end of 2022’s third quarter, the highest rates in over a decade, as well as significant inflation in the broader economy (as discussed above), the substantial rise in home prices and stock market volatility. These macroeconomic trends have pressured housing affordability, negatively impacted homebuyer sentiment and impacted the costs of financing land development activities and housing construction. The higher mortgage interest rates and the high rate of inflation are making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. Rising interest rates, as well as increased materials and labor costs, can also reduce gross margins.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permitted borrowings of up to $915 million as of September 30, 2022, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2022	2021
Whole loan contracts and related committed IRLCs	$4,169	$782
Uncommitted IRLCs	477,065	228,831
FMBSs related to uncommitted IRLCs	476,000	223,000
Whole loan contracts and related mortgage loans held for sale	18,648	3,785
FMBSs related to mortgage loans held for sale	174,000	251,000
Mortgage loans held for sale covered by FMBSs	172,151	263,088

The table below shows the measurement of assets and liabilities at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2022	2021
Mortgage loans held for sale	$183,327	$275,655
Forward sales of mortgage-backed securities	26,676	4,477
Interest rate lock commitments	(16,173)	(487)
Whole loan contracts	(181)	(62)
Total	$193,649	$279,583

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2022	2021	2022	2021
Mortgage loans held for sale	$(4,396)	$(1,704)	$(7,271)	$(1,962)
Forward sales of mortgage-backed securities	24,952	3,877	22,199	4,893
Interest rate lock commitments	(13,015)	(1,440)	(15,708)	(940)
Whole loan contracts	(209)	49	(97)	413
Total gain (loss) recognized	$7,332	$782	$(877)	$2,404

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of September 30, 2022. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at September 30, 2022. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total	9/30/2022
ASSETS:
Mortgage loans held for sale:
Fixed rate	$187,889	—	—	—	—	—	$187,889	$183,327
Weighted average interest rate	5.00%	—	—	—	—	—	5.00%

LIABILITIES:
Long-term debt — fixed rate	—	—	—	—	—	$700,000	$700,000	$548,375
Weighted average interest rate	—	—	—	—	—	4.52%	4.52%
Short-term debt — variable rate	$189,371	—	—	—	—	—	$189,371	$189,371
Weighted average interest rate	4.99%	—	—	—	—	—	4.99%

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s legal proceedings are discussed in Note 6 to the Company’s Consolidated Financial Statements.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors appearing in our 2021 Form 10-K, other than as follows.

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
Mortgage interest rates increased significantly during the first nine months of 2022 from historical lows. These increases and the additional increases forecasted by the Federal Reserve could increase the costs of owning a home and could reduce the demand for our homes.
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
Inflation can have a long-term adverse impact on us because if our costs of land, materials and labor increase, we would need to increase the sale prices of our homes to maintain satisfactory margins. As a result of the historically high rates of inflation in 2022, we have experienced, and may continue to experience into 2023, increases in the costs of land, materials and labor. In such a highly inflationary environment, we may not be able to raise home prices enough to keep pace with the increased costs of land and house construction, which could reduce our profit margins. In addition, significant inflation is often accompanied by higher interest rates, which could have a negative impact on demand for our homes, and would likely also increase our cost of capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities - None.
(b) Use of Proceeds - Not Applicable.
(c) Purchases of Equity Securities

Common shares purchased during the three months ended September 30, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

July 1, 2022 - July 30, 2022	10,000	$46.24	10,000	$107,351,523
August 1, 2022 - August 31, 2022	230,000	$45.72	230,000	$88,273,043
September 1, 2022 - September 30, 2022	100,000	$41.20	100,000	$83,402,168

Quarter ended September 30, 2022	340,000	$44.41	340,000	$83,402,168
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
Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1	Fifth Amendment to Second Amended and Restated Master Repurchase Agreement as of October 24, 2022 by and between M/I Financial LLC and Webster Bank, N.A. (Filed herewith).

22	List of Subsidiary Guarantors. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	October 28, 2022	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 28, 2022	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)