Form 10-K
period 2022-12-31
M/I HOMES, INC.
filed 2023-02-17
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022

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

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares (its only class of common equity) held by non-affiliates (26,784,712 shares) was approximately $1.1 billion.  The number of common shares of the registrant outstanding as of February 15, 2023 was 27,668,364.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Item 1. BUSINESS
General
M/I Homes, Inc. and subsidiaries is one of the nation’s leading builders of single-family homes. The Company commenced homebuilding activities in 1976. Since that time, the Company has sold over 143,400 homes. Unless this Form 10-K otherwise indicates or the context otherwise requires, the terms the “Company,” “we,” “us” and “our” refer to M/I Homes, Inc. and its subsidiaries.
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
Our homebuilding operations comprise the most significant portion of our business, representing 98% of consolidated revenue in both 2022 and 2021. We design, market, construct and sell single-family homes and attached townhomes to first-time, move-up, empty-nester, and luxury buyers. In addition to home sales, our homebuilding operations generate revenue from the sale of land and lots. We use the term “home” to refer to a single-family residence, whether it is a single-family home or attached home. We use the term “community” to refer to a single development in which we construct homes. At times, “multiple communities” can exist in a single development where we offer multiple product types. We primarily construct homes in planned development communities and mixed-use communities. We are currently offering homes for sale in 196 communities within 17 markets located in ten states. Our average sales price of homes delivered during 2022 was $479,000, and the average sales price of our homes in backlog at December 31, 2022 was $541,000. We offer homes ranging from a base sales price of approximately $200,000 to $800,000 and believe that this range of price points allows us to appeal to and attract a wide range of buyers. We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality, providing superior customer service and offering mortgage and title services to fully serve our customers. In our experience, our product offerings and customer service make the homebuying process more efficient for our customers.
Our financial services operations generate revenue primarily from originating and selling mortgages and collecting fees for title insurance and closing services. We offer mortgage banking services to our homebuyers through our 100%-owned subsidiary, M/I Financial, LLC (“M/I Financial”). We offer title services through subsidiaries that are 100%-owned by the Company. Our financial services operations accounted for 2% and 3% of our consolidated revenues in 2022 and 2021, respectively. See the “Financial Services” section below for additional information regarding our financial services operations.
Our principal executive offices are located at 4131 Worth Avenue, Suite 500, Columbus, Ohio 43219. The telephone number of our corporate headquarters is (614) 418-8000 and our website address is www.mihomes.com. Information on our website is not a part of and shall not be deemed incorporated by reference in this Form 10-K.

Markets
For reporting purposes, our 17 homebuilding divisions are aggregated into the following two segments:

Region	Market/Division	Year Operations Commenced
Northern	Columbus, Ohio	1976
Northern	Cincinnati, Ohio	1988
Northern	Indianapolis, Indiana	1988
Northern	Chicago, Illinois	2007
Northern	Minneapolis/St. Paul, Minnesota	2015
Northern	Detroit, Michigan	2018
Southern	Tampa, Florida	1981
Southern	Orlando, Florida	1984
Southern	Sarasota, Florida	2016
Southern	Fort Myers/Naples, Florida	2022
Southern	Charlotte, North Carolina	1985
Southern	Raleigh, North Carolina	1986
Southern	Houston, Texas	2010
Southern	San Antonio, Texas	2011
Southern	Austin, Texas	2012
Southern	Dallas/Fort Worth, Texas	2013
Southern	Nashville, Tennessee	2021

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
Industry Overview and Current Market Conditions
Beginning in the second half of 2022, many of our markets began to experience a slowdown in homebuilding demand due to an unprecedented increase in mortgage interest rates and historically high inflation, which negatively impacted affordability and mortgage availability. Homebuilding conditions also continued to be negatively impacted by labor and supply shortages and increasing costs of materials and labor. We began to adjust sales prices and provide sales incentives in most of our markets during the fourth quarter of 2022 as well as offer financing incentives, all of which had a negative impact on our revenues, gross margins and income in the fourth quarter of 2022 compared to what we have experienced over the past two years. We are focused on managing our investment in land inventory and land development based on current market conditions and our projected future sales absorption levels, in addition to managing overhead costs and minimizing raw material and construction costs. We believe that the economic uncertainties caused by increased interest rates, historically high inflation, labor and supply shortages, and increased cost pressures may continue into 2023.

Despite the affordability issues and slowing demand resulting from the negative economic conditions, we believe long-term housing market fundamentals remain strong, including favorable demographics and a limited supply of new and resale inventory.

Business Strategy
We remain focused on maximizing profitability, continuing to expand our market share using our more affordable designs, and being more selective investing in land and land development opportunities. Consistent with our focus on improving long-term financial results, we expect to continue to emphasize the following strategic business objectives in 2023:
•managing our land spend and inventory levels;
•opening new communities;
•managing overhead spend;
•maintaining a strong balance sheet and liquidity levels; and
•emphasizing customer service, product quality and design, and premier locations.

Future economic and homebuilding industry conditions and the demand for homes are subject to continued uncertainty due to numerous factors, including the impacts of mortgage availability, inflation, increasing labor and supply costs, and supply chain disruptions and labor shortages. These factors are highly uncertain and outside our control. As a result, we can provide no assurance that the positive trends reflected in our financial and operating metrics in 2022 will continue in 2023.
Sales and Marketing
In 2022, we continued to focus our marketing efforts on first-time and move-up homebuyers, including home designs targeted to first-time, millennial, multi-generational and empty-nester homebuyers. We market and sell our homes primarily under the M/I Homes brand. Our marketing efforts are directed at driving interest in and preference for the M/I Homes brand over other homebuilders, the resale market, and in some cases the option to remodel an existing home.
We provide our homebuyers with the following products, programs and services which we believe differentiate our brand: (1) homes with high quality construction located in attractive areas and desirable communities that are supported by our 10-year transferable structural warranty in all of our markets; (2) our Whole Home Building Standards which are designed to deliver features and benefits that satisfy the buyer’s expectation for a better-built home, including a more eco-friendly and energy efficient home that we believe will generally save our customers up to 30% on their energy costs compared to a home that is built to minimum code requirements; (3) our Design Studios and Design Consultants that assist our homebuyers in selecting product and design options; (4) fully furnished model homes and highly-trained sales consultants to build the buyer’s confidence and enhance the quality of the homebuying experience; (5) our mortgage financing programs that we offer through M/I Financial, including competitive fixed-rate and adjustable-rate loans; (6) our Ready Now Homes program which offers homebuyers the opportunity to close on certain new homes in 90 days or less; and (7) our unwavering focus on customer care and customer satisfaction.
By offering Whole Home Energy-Efficient Homes to our customers, we enable our homebuyers to save on their energy costs (the second largest cost of home ownership) compared to a home that is built to minimum code requirements, while also contributing to the reduction of greenhouse gas emissions and potential climate change impacts. We use independent RESNET-Certified Raters and the HERS (Home Energy Rating System) Index, the national standard for energy efficiency, to measure the performance of our homes, including insulation, ventilation, air tightness, and the heating and cooling system. Our average scores are generally lower (and, therefore, better) than the Environmental Protection Agency’s Energy Star target standard of 72-75 or the average score for a resale home (130 or higher). These lower HERS scores translate to not only reduced heating and cooling costs for our homebuyers, but also reduced energy usage compared to an average resale home, and therefore a lower environmental impact.

To further enhance the homebuying process, we operate Design Studios in some markets. Our Design Studios allow our homebuyers to select from a variety of product and design options that are available for purchase as part of the original construction of their homes. Our centers are staffed with Design Consultants who help our homebuyers select the right combination of options to meet their budget, lifestyle and design sensibilities. In most of our markets, we offer our homebuyers the option to consider and make design planning decisions using our Envision Online Design Center. We believe this tool is helpful for prospective buyers to use during the planning phase and makes their actual visit to our Design Studios more productive and efficient as our Design Consultants can view the buyer’s preliminary design selections and pull samples in advance of the buyer’s visit.
We also invest in designing and decorating fully-furnished and distinctive model homes intended to create an atmosphere reflecting how people live today and help our customers imagine the possibilities for a “home of their own, just the way they dreamed it.” We carefully select the interior decorating and design of our model homes to reflect the lifestyles of our prospective buyers. We believe these models showcase our homes at their maximum livability and potential and provide ideas and inspiration for our customers to incorporate desirable design options into their new home.

Our company-employed sales consultants are trained and prepared to meet the buyer’s expectations and build the buyer’s confidence by fully explaining the features and benefits of our homes, helping each buyer determine which home best suits the buyer’s needs, explaining the construction process, and assisting the buyer in choosing the best financing option. We give significant attention to the ongoing training of all sales personnel to assure a high level of professionalism and product knowledge. As of December 31, 2022, we employed 236 home sales consultants.
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
We also build inventory homes in most of our communities to offer homebuyers the opportunity to close on certain new homes in 90 days or less. These homes enhance our marketing and sales efforts to prospective homebuyers who require a home delivery within a short time frame and allow us to compete effectively with existing homes available in the market. We determine our inventory homes strategy in each market based on local market factors, such as job growth, the number of job relocations, housing demand and supply, seasonality and our past experience in the market. We maintain a level of inventory homes in each community based on our current and planned sales pace and construction capacity, and we monitor and adjust inventory homes on an ongoing basis as conditions warrant.
We seek to keep our homebuyers actively involved in the construction of their new home by communicating with them throughout the design and construction process. We achieve this with “MyMIHome”, a digital experience, that delivers notification of key milestones, photos of the construction progress, checklists for customers to complete, easy access to purchase contracts and other related documents, and more. Our goal is to put the buyer first and enhance the total homebuying experience. We believe prompt and courteous responses to homebuyers’ needs throughout the homebuying process reduce post-delivery repair costs, enhance our reputation for quality and service, and encourage repeat and referral business from homebuyers and the real estate community.
Finally, we believe our ultimate differentiator comes from the principles our company was founded upon: integrity and delivering superior customer service and a quality product. Our customer satisfaction scores are measured by an independent third-party company at both 30 days and 6 months after delivery.
We market our homes using digital and traditional media. The particular media used differs from market to market based on area demographics and other competitive factors. We market directly to consumers via newspaper, direct mail, billboards, radio, and television as well as internet marketing using our website, search engine optimization, paid search, and display advertising. We leverage our presence on referral sites, such as Zillow.com, Realtor.com, and NewHomeSource.com, to drive sales leads to our internet sales managers.  We also use email marketing to maintain communication with existing prospects and customers. We use our social media presence to communicate to potential homebuyers the experiences of customers who have purchased our homes and to provide content about our homes and design features.
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
We offer homes ranging from a base sales price of approximately $200,000 to $800,000 and from approximately 1,000 to 5,500 square feet. In addition to single-family detached homes, we also offer attached townhomes in several of our markets. We believe that offering a wide range of homes enables us to attract first-time, millennial, multi-generational, move-up, empty-nester and luxury homebuyers.
We devote significant resources to the research, design and development of our homes to meet the demands of our buyers and evolving market requirements. We regularly review our plans offered per division to ensure that these home designs are still relevant and appropriate for that particular market. Across all of our divisions, we currently offer nearly 400 different floor plans designed to reflect current lifestyles and design trends.
With a growing at-home workforce, we have had to address evolving lifestyle needs. In particular, home offices are in high demand with features such as high ceilings, larger floor area and natural light. We continue to develop new floor plans and communities specifically for the growing empty-nester market. These plans (primarily ranch and main floor master bedroom type plans) focus on move-down buyers, are smaller in size, and feature outdoor living potential, fewer bedrooms, and improved community amenities. Our homebuilding divisions often share successful plans with other divisions, when appropriate.
As affordability remains a key driver of sales, our “Smart Series” has become more important than ever and represented approximately 50% of our total sales for the year ended December 31, 2022. Our “Smart Series” is market specific and intended to offer buyers excellent value, desirable locations, and pre-selected packages of upgraded finishes and appliances. The “Smart Series” targets entry-level and move-down buyers and focuses significant attention on affordability, livability and offering some design flexibility to our customers. We continue to increase our multi-family Smart Series offerings in several of our divisions. These Smart Series townhome programs are thoughtfully designed and intended to be more affordable and take advantage of higher density opportunities either as stand-alone communities or as part of our conventional Smart Series single-family neighborhoods.
Our “City Collection” floor plans offer a unique and upscale urban lifestyle by utilizing narrow lots, detached rear garages and thoughtfully designed interiors. Our City Collection enables us to participate in new infill development opportunities that extend beyond our traditional suburban markets.
We design all of our product lines to reduce production costs and construction cycle times while adhering to our quality standards and using materials and construction techniques that reflect our commitment to more environmentally conscious homebuilding methods. All of our homes are constructed according to proprietary designs that meet the applicable FHA and VA requirements and all local building codes. We attempt to maintain efficient operations by utilizing standardized materials. Our raw materials consist primarily of lumber, concrete and similar construction materials, and while these materials are generally available from a variety of sources, we have reduced construction and administrative costs by executing national purchasing contracts with select vendors. However, we experienced labor and supply shortages and price increases in 2022 as well as increased cycle times. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction and control product consistency and availability. We believe our construction process, and the construction cycle times resulting from product line design referenced above, generally reduce the time our subcontractors and vendors spend transporting labor, equipment, and materials to and from our communities and thereby also reduce the environmental impact and carbon emissions associated with construction for our homes. We generally employ subcontractors for the installation of site improvements and the construction of homes. The construction of each home is supervised by a Personal Construction Supervisor who reports to a Production Manager, both of whom are employees of the Company. Our Personal Construction Supervisors manage the scheduling and construction process. Subcontractor work is performed pursuant to written agreements that require our subcontractors to comply with all applicable laws and labor practices, follow local building codes and permits, and meet performance, warranty, and insurance requirements. The agreements generally specify a fixed price for labor and materials and are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our backlog.

For our buyers that are not interested in purchasing an inventory home (homes started in the absence of an executed contract), we begin construction on the homes after we have obtained a sales contract and preliminary written confirmation from the buyer’s lender that financing should be approved. In certain markets, contracts may be accepted contingent upon the sale of an existing home, and construction may be authorized through a certain phase prior to satisfaction of that contingency. The construction of our homes typically takes approximately four to six months from the start of construction to completion of the home, depending on the size and complexity of the particular home being built, weather conditions, and the availability of labor, materials, and supplies. However, due to the strong overall housing demand in 2021 and early 2022, we experienced disruptions in our supply chain, including the availability of labor and the timely availability of certain materials, which lengthened our production cycle times in certain markets. As demand began to slow in the latter half of 2022, however, some of these disruptions began to subside in a number of our markets. We remain focused on improving cycle times in all of our markets. Continued improvement in supply chain and labor market conditions would enhance our ability to reduce production times.

We construct inventory homes to facilitate delivery of homes on an immediate-need basis under our Ready Now Homes program and to provide presentation of new products. For some prospective buyers, selling their existing home has become a less predictable process and, as a result, when they sell their home, they often need to find, buy and move into a new home in

90 days or less. Other buyers simply prefer the certainty provided by being able to fully visualize a home before purchasing it. Of the total number of homes closed in 2022 and 2021, 43% and 35%, respectively, were inventory homes which include both homes started as inventory homes and homes that started under a contract that were later cancelled and became inventory homes as a result. The increase in the percentage of inventory homes closed in 2022 compared to 2021 was due to longer cycle times on new builds and the uncertain interest rate environment which we believe led buyers to purchase homes that could close quickly and, therefore, provide less interest rate risk.

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
As of December 31, 2022, we had a total of 3,137 homes in backlog with an aggregate sales value of $1.7 billion, in various stages of completion, including homes that are under contract but for which construction had not yet begun. As of December 31, 2021, we had a total of 4,835 homes in backlog, with an aggregate sales value of $2.4 billion. Homes included in year-end backlog are typically included in homes delivered in the subsequent year.
Warranty
We provide certain warranties in connection with our homes and also perform inspections with the buyer of each home immediately prior to delivery and as needed after a home is delivered. The Company offers both a transferable limited warranty program (“Home Builder’s Limited Warranty”) and a transferable structural limited warranty. The Home Builder’s Limited Warranty covers construction defects for a statutory period based on geographic market and state law (currently ranging from four to ten years for the states in which the Company operates) and includes a mandatory arbitration clause. The structural warranty is for 10 years for homes sold after December 31, 2021, 10 or 15 years for homes sold after December 1, 2015 and on or before December 31, 2021, and 10 or 30 years for homes sold after April 25, 1998 and on or before December 1, 2015. We also pass along to our homebuyers all warranties provided by the manufacturers or suppliers of components installed in each home. Although our subcontractors are generally required to repair and replace any product or labor defects during their respective warranty periods, we are ultimately responsible to the homeowner for making such repairs during our applicable warranty period. Accordingly, we have estimated and established reserves for both our Home Builder’s Limited Warranty and potential future structural warranty costs based on the number of home deliveries and historical data trends for our communities. In the case of the structural warranty, we also employ an actuary to assist in the determination of our future costs on an annual basis. Our warranty expense (excluding stucco-related repair costs in certain of our Florida communities in 2020, as more fully discussed in Note 8 to our Consolidated Financial Statements) was approximately 0.7%, 0.6% and 0.7% of total housing revenue in 2022, 2021 and 2020, respectively.
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
In 2022, we developed over 80% of our lots internally, primarily due to a lack of availability of developed lots in desirable locations in our markets. Raw land that requires development generally remains more available. In order to minimize our investment and risk of large exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the cost of land investment and development through joint ownership and development agreements, joint ventures, and other similar arrangements. For joint venture arrangements where a special purpose entity is established to own the property, we enter into limited liability company or similar arrangements (“LLCs”) with the other partners. Further details relating to our joint venture arrangements are included in Note 6 to our Consolidated Financial Statements.
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
In the normal course of our homebuilding business, we balance the economic risk of owning lots and land with the necessity of having lots available for construction of our homes. Our management teams regularly examine lots under contract and changing market conditions to determine if current estimates continue to meet the targeted returns for the land before it was purchased. In situations where we believe targeted returns are no longer likely to be achieved, we may choose to terminate certain land purchase contracts which may result in write-offs of deposits and/or pre-acquisition costs. During the years ended December 31, 2022, 2021 and 2020, we incurred $13.6 million, $2.0 million and $2.2 million, respectively, of write-offs for land deposits and pre-acquisition costs for land that we no longer intend to purchase.

The following table sets forth our land position in lots (including lots held in joint venture arrangements) at December 31, 2022:

	Lots Owned
Region	Developed Lots	Lots Under Development	Undeveloped Lots (a)	Total Lots Owned	Lots Under Contract	Total
Northern	4,254	1,125	2,593	7,972	7,406	15,378
Southern	4,273	4,524	8,235	17,032	9,643	26,675
Total	8,527	5,649	10,828	25,004	17,049	42,053
(a)Includes our interest in raw land held by joint venture arrangements expected to be developed into 2,988 lots.
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
We also provide title and closing services to purchasers of our homes through our 100%-owned subsidiaries, TransOhio Residential Title Agency Ltd., M/I Title Agency Ltd., and M/I Title LLC. Through these entities, we serve as a title insurance agent by providing title insurance policies and examination and closing services to purchasers of our homes in all of our housing markets except for North Carolina. TransOhio Residential Title Agency Ltd. provides examination and title insurance services to our housing markets in the Raleigh and Charlotte markets. We assume no underwriting risk associated with the title policies.
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
Government Regulation and Environmental Matters
Our homebuilding operations are subject to various local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment, including the emission or discharge of materials into the environment, storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws and existing conditions may result in delays, cause us to incur substantial compliance and other costs and prohibit or severely restrict homebuilding activity in environmentally sensitive areas. For instance, the SEC has proposed extensive climate-related disclosure rules, which, if adopted, would likely impose significant compliance costs on us. Environmental costs and accruals were not material to our operations, cash flows or financial position in 2022, 2021 or 2020.
Our homebuilding operations are also subject to various local, state and federal statutes, ordinances, rules and regulations concerning building, zoning, design, construction, sales, consumer protection and similar matters. These regulations increase the cost to produce and market our homes, and in some instances, delay our ability to develop and finish lots and can present a similar challenge for the timely delivery of finished lots to us by outside developers. Counties and cities in which we build homes have at times declared moratoriums on the issuance of building permits and imposed other restrictions in the areas in which sewage treatment facilities and other public facilities do not reach minimum standards. In addition, our homebuilding operations are regulated in certain areas by restrictive zoning and density requirements that limit the number of homes that can be built within the boundaries of a particular area. We may also experience extended timelines for receiving required approvals from municipalities or other government agencies that can delay our anticipated development and construction activities in our communities. During 2022, we experienced delays in receiving governmental and municipality approvals in certain of our community locations, and we expect that we may experience a similar level of delays in 2023.
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
Human Capital
At December 31, 2022, we employed 1,663 people (including part-time employees), including 1,298 in homebuilding operations, 239 in financial services and 126 in management and administrative services. None of our employees are represented by a collective bargaining agreement. In January 2023, we reduced our headcount by approximately 10% as a result of market conditions.
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

More information regarding our human capital programs and initiatives can be found in the “Employee Engagement and Safety” section of our Environmental, Social and Governance Report. A copy of our Environmental, Social and Governance Report is available on our website at www.mihomes.com under the “Investors” heading. Information on our website, including the Environmental, Social and Governance Report, is not incorporated by reference in or otherwise considered a part of this Annual Report on Form 10-K.
Environmental, Social and Governance
During 2022, our environmental, social and governance (“ESG”) working group (which we formed in 2020 and is comprised of certain members of our leadership team and other members from a cross section of the Company) continued to focus on advancing our ESG practices and reporting. Among other things, the ESG working group continued to evaluate the impact of our business on the environment and how our actions contribute to environmentally responsible sustainability (including through green space preservation, redevelopment and infill activities and incorporation of energy efficient technology and building standards), the potential impact of climate change on our business, our human capital management policies and practices (including our DEI and employee engagement and safety initiatives), our community engagement and our corporate governance practices.

In 2022, we also published our third annual Environmental, Social and Governance Report which provides detailed information regarding our ESG policies, initiatives and strategies and includes certain quantifiable performance indicators for 2021. These performance indicators were based on the Sustainability Accounting Standards Board industry-specific standards and applicable aspects of the Global Reporting Initiative standards. We believe our Environmental, Social and Governance Report demonstrates our commitment to integrate sustainable values into our company and business. A copy of our Environmental, Social and Governance Report is available on our website at www.mihomes.com under the “Investors” heading. Information on our website, including the Environmental, Social and Governance Report, is not incorporated by reference in or otherwise considered a part of this Annual Report on Form 10-K.

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
We began to experience a slowdown in the homebuilding and mortgage lending industries during the second half of 2022. As the national economy weakened and inflation and mortgage interest rates rose at unprecedented rates, we experienced a decline in the demand for our homes. Continued decline in the homebuilding and mortgage lending industries and overall economy could decrease the market value of our inventory which could have a negative impact on our gross margins form home sales. A reduction in our gross margins from home sales could have a significantly negative impact on our financial position and results of operations. Additional external factors, such as foreclosure rates, mortgage availability, high inflation, and unemployment rates, could also negatively impact our results.
Increased mortgage interest rates have made it increasingly difficult for potential customers to qualify for sufficient financing, which is contributing to the affordability issues negatively impacting the homebuilding and mortgage lending industries. Customers may be less willing or able to buy our homes if these conditions continue to impact the homebuilding industry. We are closely monitoring our sales prices and have begun to offer sales incentives and mortgage rate buy-down programs and adjust base sales prices in certain circumstances and in certain communities, which will negatively impact our sales prices and future gross margins. Our cancellation rate has increased significantly from 2021 as buyers are walking away from home purchases due to affordability issues. In the future, our pricing strategies may be limited by market conditions. We may be unable to change the mix of our home offerings, reduce the costs of the homes we build or offer more affordable homes to maintain our gross margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may continue to increase.
Our absorption rate during 2022 declined to 3.1 per community compared to prior year’s 4.1 (a record high). Any further decline in sales activity could adversely affect our results of operations, financial condition and cash flows.
Our financial services business is closely related to our homebuilding business, as it originates mortgage loans principally on behalf of purchasers of the homes we build. As the demand for our homes declined during 2022, the financial results of our financial services segment also declined.
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
Further reduction in the availability of mortgage financing or continued increases in mortgage interest rates or down payment requirements could adversely affect our business.
Mortgage interest rates increased significantly in 2022 from historical lows, which increased the costs of owning a home and reduced the demand for our homes. The additional increases forecasted by the Federal Reserve could further increase the costs of owning a home and reduce the demand for our homes.
In addition, any reduction in the availability of the financing provided by Fannie Mae and Freddie Mac could adversely affect interest rates, mortgage availability and our sales of new homes and origination of mortgage loans.
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
We must anticipate demand for new homes several years prior to homes being sold to homeowners. There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes fluctuates and land purchases become more competitive, which can increase the costs of land. There is often a significant lag time between when we acquire land for development and when we sell homes in neighborhoods we have planned, developed and constructed. The value of undeveloped land, lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant, and fluctuations in value can reduce profits. Economic conditions could require that we sell homes or land at a loss, hold land in inventory longer than planned or walk away from land that we no longer intend to purchase resulting in write-offs of land deposits, which could significantly impact our financial condition, results of operations, cash flows and stock performance. We recorded an aggregate loss of $18.4 million during the fourth quarter of 2022 that included $10.2 million of write-offs of land deposits for land we no longer intend to purchase as a result of our efforts to right-size our land portfolio and $8.2 million of asset impairment charges. Additionally, as conditions in the homebuilding industry decline, we are required to evaluate our inventory for potential impairment, which may result in additional valuation adjustments, which could be significant and could negatively impact our financial results and condition. We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.
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
We continued to experience disruptions in our supply chain during 2022, including the availability and shortage of labor and certain building materials and finishing products, such as cabinets and appliances, which lengthened the production cycles in certain markets and increased costs for labor and building materials. In 2022, we were able to manage through these disruptions and cost increases by raising prices and managing other costs. However, if labor and building material shortages, and cost increases continue, our gross margins and results of operations could be adversely affected if we are unable to continue to increase prices or achieve other cost savings.
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
Inflation can have a long-term adverse impact on us because if our costs of land, materials and labor increase, we would need to increase the sale prices of our homes to maintain satisfactory margins. As a result of the historically high rates of inflation in 2022, we experienced, and expect to continue to experience into 2023, increases in the costs of land, materials and labor. In such a highly inflationary environment, we may not be able to raise home prices enough to keep pace with the increased costs of land and house construction, which could reduce our profit margins.
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
Our $650 million unsecured revolving credit facility dated July 18, 2013, as amended, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly-owned homebuilding subsidiaries (the “Credit Facility”), the indenture governing our 3.95% Senior Notes due 2030 (the “2030 Senior Notes”) and the indenture governing our 4.95% Senior Notes due 2028 (the “2028 Senior Notes”) impose restrictions on our operations and activities. These restrictions and/or our failure to comply with the terms of our indebtedness could have a material adverse effect on our results of operations, financial condition and ability to operate our business.
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
As of December 31, 2022, we had approximately $692.5 million of indebtedness (net of debt issuance costs), excluding issuances of letters of credit, our $200 million secured mortgage warehousing agreement, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”), and our $90 million mortgage repurchase facility, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”), and we had $555.1 million of remaining availability for borrowings under the Credit Facility. In addition, under the terms of the Credit Facility, the indentures governing the 2030 Senior Notes and the 2028 Senior Notes and the documents governing our other indebtedness, we have the ability, subject to applicable debt covenants, to incur additional indebtedness. Our incurrence of additional indebtedness could magnify other risks related to us and our business. Our indebtedness and any future indebtedness we may incur could have a significant adverse effect on our future financial condition.
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
The M/I Financial warehouse facilities will expire in 2023.
M/I Financial uses two mortgage warehouse facilities to finance eligible residential mortgage loans originated by M/I Financial, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility. These facilities will expire on May 26, 2023 and October 23, 2023, respectively. If we are unable to renew or replace the warehousing facilities when they mature, the activities of our financial services segment could be impeded and our home sales and our homebuilding and financial services results of operations may be adversely affected.
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

ESG matters have also attracted increasing governmental and societal attention, which may expand our reporting, diligence, and disclosure on topics including climate change, waste production, water usage, human capital, labor, and risk oversight, and the nature, scope, and complexity of matters that we are required to control, assess, and report. The rapidly evolving laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, relating to ESG matters including climate change may create challenges for the Company, alter the environment in which we do business and increase compliance costs, which could adversely impact our results of operations and cash flows.

We must also obtain licenses, permits and approvals from various governmental authorities in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. During 2022, we experienced delays in receiving governmental and municipality approvals in certain of our community locations, and we expect that we may experience a similar level of delays in 2023. Governmental authorities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, governmental authorities may enact growth control initiatives, which restrict the number of building permits available in a given year. In addition, we may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. If governmental authorities in which we operate take actions like these, it could have an adverse effect on our business by causing delays, increasing our costs, or limiting our ability to operate in the applicable area.

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
We use information technology, digital communications and other computer resources to carry out important operational and marketing activities and to maintain our business records. We have implemented systems and processes intended to address ongoing and evolving cyber security risks, secure our information technology, applications and computer systems, and prevent unauthorized access to or loss of sensitive, confidential and personal data. We adhere to the NIST CSF Framework to ensure we have proper controls in place to reduce our risk to cyber security threats. We also depend on various partners and providers, and our mortgage software service partners, to secure our home buyers’ personal identifiable and confidential information. We provide regular personnel awareness training regarding potential cyber security threats, including the use of internal tips, reminders and phishing assessments, to help ensure employees remain diligent in identifying potential risks. In addition, we have deployed monitoring capabilities to support early detection, internal and external escalation, and effective responses to potential anomalies. Many of our information technology and other computer resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. We also rely upon our third-party service providers to maintain effective cyber security measures to keep our information secure and to carry cyber insurance. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, hacking, employee error, system error and faulty password management.

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
Our business could be materially and adversely disrupted by an epidemic, pandemic or similar public health issue, or fear of such an event, and the measures that international, federal, state and local public health and governmental authorities implement to address it.

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

The impact of an epidemic, pandemic or similar public health issue on our business will depend on future developments, including whether governmental authorities impose additional health and safety measures, the outbreak, duration and severity of new variants, the acceptance and effectiveness of vaccines, and the impact of the pandemic on our employees, customers, and building partners. These developments are highly uncertain and outside of our control. To the extent an epidemic, pandemic or similar public health issue has a significant adverse effect on the U.S. economy, our business, results of operations, financial condition and/or cash flows could be materially adversely effected.

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
Item 4. MINE SAFETY DISCLOSURES
None.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Shares and Dividends
The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.” As of February 15, 2023, there were approximately 386 record holders of the Company’s common shares. At that date, there were 30,137,141 common shares issued and 27,668,364 common shares outstanding.
Performance Graph
The following graph illustrates the Company’s performance in the form of cumulative total return to holders of our common shares for the last five calendar years through December 31, 2022, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Stock Index and the Standard & Poor’s 500 Homebuilding Index.

Comparison of Cumulative Year Total Return
Index Value
225
200
175
150
125
100
75
50
25
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
M/I Homes, Inc.
S&P 500
S&P 500 Homebuilding Index

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
M/I Homes, Inc.	$100.00	$61.10	$114.39	$128.75	$180.76	$134.24
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
S&P 500 Homebuilding Index	100.00	67.75	102.16	127.18	191.22	154.40

Share Repurchases
There were no repurchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s common shares during the fourth quarter of the fiscal year ended December 31, 2022.
ITEM 6.  Reserved

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries is one of the nation’s leading builders of single-family homes, having sold over 143,400 homes since commencing homebuilding activities in 1976. The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Fort Myers/Naples, Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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

If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of December 31, 2022, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. During the fourth quarter of 2022, we recorded an aggregate loss of $18.4 million that included $10.2 million of write-offs of land deposits for land we no longer intend to purchase in order to right-size our land portfolio and $8.2 million of asset impairment charges.
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
RESULTS OF OPERATIONS
Overview
We began to experience weakening in homebuyer demand during the second half of 2022. The robust housing market of the previous 18 months began to decline as a result of the uncertain macroeconomic conditions in the broader U.S. economy, particularly the historic rise in mortgage interest rates and the high rate of inflation not experienced since the 1970s. We believe that these economic conditions, together with housing affordability issues and consumer fears of an economic recession, caused many potential homebuyers to postpone their homebuying decisions. As a result of this weakening demand, our new contracts and homes delivered declined 27% and 3%, respectively, in 2022 from 2021. In addition, our company-wide absorption pace of sales per community in 2022 declined to 3.1 per month compared to 4.1 per month in 2021 as a result of the declining market conditions. Our average number of selling communities increased to 196 at the end of 2022 from 175 at the end of 2021.

Despite these challenges, we achieved the following results during the year ended December 31, 2022 in comparison to the year ended December 31, 2021, all of which represented record highs for the Company:
•Revenue increased 10% to $4.1 billion
•Income before income taxes increased 25% to $635.2 million
•Net income increased 24% to $490.7 million
•Shareholders’ equity of $2.1 billion

Our improved profitability is attributable primarily to improved margins and overhead leverage when compared to 2021 as consumer demand for housing remained robust in 2021 and early 2022 when the majority of our homes delivered during 2022 were placed under contract, driving record financial results for our business.

We believe that the economic uncertainties caused by increased interest rates, historically high inflation, labor and supply shortages, and increased cost pressures will continue into 2023. However, we continue to believe long-term housing market fundamentals remain strong, including favorable demographics and a limited supply of new and resale inventory. In January 2023, we sold approximately 630 homes, an 18% decrease compared to January 2022, but an approximate 60% sequential increase compared to average monthly sales during the second half of 2022. We have also experienced an increase in traffic compared to prior year’s January.

Given the uncertainty in the housing market and the general economy, we may choose to delay the development and opening of some new communities to match homebuyer demand in 2023. We recorded an aggregate loss of $18.4 million during the fourth quarter of 2022 that included $10.2 million of write-offs of land deposits for land we no longer intend to purchase in order to right-size our land portfolio and $8.2 million of asset impairment charges.
Summary of Company Financial Results in 2022
The calculations of adjusted income before income taxes, adjusted net income, and adjusted housing gross margin, each of which is a non-GAAP measure, are described and reconciled to income before income taxes, net income, and housing gross margin, respectively, which represent the most directly comparable financial measures calculated in accordance with GAAP, below under “Non-GAAP Financial Measures.”
Income before income taxes for the twelve months ended December 31, 2022 increased 25% from $509.1 million for the year ended December 31, 2021 to $635.2 million for the year ended December 31, 2022. Income before income taxes was unfavorably impacted by $18.4 million of asset impairment charges and deposit write-offs in 2022 and by $9.1 million pre-tax charge for loss on early extinguishment of debt related to the redemption of our 2025 Senior Notes (as more fully discussed below and in Note 8 to our Consolidated Financial Statements) in 2021. Excluding these charges in both 2022 and 2021, adjusted income before income taxes increased 26% from $518.2 million in 2021 to $653.6 million in 2022.

In 2022, we achieved net income of $490.7 million, or $17.24 per diluted share, which includes the after-tax impact of the asset impairment charges and deposit write-offs noted above ($0.50 per diluted share), compared to net income of $396.9 million, or $13.28 per diluted share in 2021, which includes the after-tax impact of the loss on early extinguishment of debt noted above ($0.23 per diluted share). Excluding these charges in both periods, adjusted net income increased 25% from $403.9 million ($13.51 per diluted share) in 2021 to $504.6 million ($17.74 per diluted share) in 2022. Our effective tax rate was 22.8% in 2022 compared to 22.1% in 2021.
In 2022, we recorded record total revenue of $4.13 billion, of which $4.01 billion was from homes delivered, $34.8 million was from land sales, and $86.2 million was from our financial services operations. Revenue from homes delivered increased 10% from 2021 driven primarily by a 14% increase in the average sales price of homes delivered ($59,000 per home delivered), which was primarily in response to robust consumer demand in 2021 and early 2022 when the majority of our homes delivered during the quarter were placed under contract, offset partially by a 3% decrease in the number of homes delivered in 2022 (272 units), which was due to reduced demand for new homes as well as increased year-over-year cycle times related to supply chain issues and labor shortages. Revenue from land sales increased $21.4 million from 2021 due primarily to more land sales in the current year compared to the prior year. Revenue from our financial services segment decreased 16% to $86.2 million in 2022 as a result of a decrease in loans closed and sold during the year, in addition to lower margins on loans sold during the period compared to the prior year.

Total gross margin (total revenue less total land and housing costs) increased $135.0 million in 2022 compared to 2021 as a result of a $150.8 million improvement in the gross margin of our homebuilding operations (the sum of housing gross margin and land gross margin), offset partially by a $15.8 million decline in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved

$142.3 million, due to the 14% increase in the average sales price of homes delivered ($59,000 per home delivered) compared to prior year, partially offset by the 3% decrease in the number of homes delivered. Our housing gross margin percentage improved 150 basis points from 22.1% in the prior year to 23.6% in 2022. Exclusive of the asset impairment charges and deposit write-offs in 2022, our adjusted housing gross margin percentage improved 190 basis points. Our gross margin on land sales (land gross margin) improved $8.6 million in 2022 compared to 2021 as a result of the mix of lots sold in the current year compared to the prior year. The gross margin of our financial services operations declined $15.8 million in 2022 compared to 2021 as a result of a decreases in the number of loan originations and lower margins on loans sold, partially offset by an increase in the average loan amount during 2022 compared to prior year.
We opened an all-time record 101 new communities during 2022. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. The mix of communities delivering homes may cause fluctuations in our new contracts and housing gross margin from year to year.
For 2022, selling, general and administrative expense increased $15.8 million, which partially offset the increase in our gross margin discussed above, but improved as a percentage of revenue to 9.8% in 2022 from 10.4% in 2021. General and administrative expense increased $22.8 million compared to 2021 and also increased as a percentage of revenue from 5.1% in 2021 to 5.2% in 2022. The dollar increase in general and administrative expense was primarily due to an $11.5 million increase in compensation-related expenses due to our increased headcount and strong financial performance which led to higher incentive-based compensation, a $2.5 million increase in land-related costs primarily due to write-offs of abandoned land transaction costs and a $8.8 million increase in miscellaneous expenses. Selling expense decreased $7.0 million from 2021 and improved as a percentage of revenue to 4.6% in 2022 from 5.3% in 2021, partially offsetting the increase in general and administrative expense above. Variable selling expense for sales commissions contributed $8.7 million to the decrease due to the lower number of homes delivered during the period, offset partially by a $1.7 million increase in non-variable selling expense primarily related to increased costs associated with our sales offices and models.

Outlook
Housing market conditions began to decline during the second half of 2022, resulting in significantly weakened overall demand for new homes. We attribute this decline in demand to various macroeconomic conditions, including steep increases in mortgage rates since January 2022, substantial increases in home prices over the past two years, the high rate of inflation, and economic recession concerns of our potential homebuyers. The extent to which these factors will continue to impact our business is highly uncertain and unpredictable, and our past performance should not be considered indicative of our future results on any metric or set of metrics given the uncertainty in the U.S. economy.

Despite these negative economic developments, we believe that the homebuilding industry will continue to benefit over the long term from a continued undersupply of available homes, positive consumer demographics, scarcity of rentals and increasing rent prices.

We believe that we are well positioned to manage through these challenging economic conditions with our affordable product offerings, lot supply and planned new community openings. We remain sensitive to the changes in market conditions, and continue to focus on controlling overhead leverage, carefully managing our investment in land and land development spending and offering incentives, including mortgage interest rate buy-downs, to retain our backlog and improve our sales pace. Our strong balance sheet and liquidity position should also provide us with the flexibility to operate effectively through changing economic conditions. However, we cannot provide any assurances that the strategic business objectives listed below will remain successful, and we may need to adjust elements of our strategy to effectively address evolving market conditions.

We expect to continue to emphasize the following strategic business objectives in 2023:
•managing our land spend and inventory levels;
•opening new communities;
•managing overhead spend;
•maintaining a strong balance sheet and liquidity levels; and
•emphasizing customer service, product quality and design, and premier locations.

During 2022, we invested $341.1 million in land acquisitions and $496.2 million in land development. We invested in less land acquisitions in 2022 due to declining demand for new homes and invested more in land development to finish lots needed to start homes and allow us to open new communities in an effort to increase demand and sales. We continue to closely review all of our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land and investment spend accordingly. As a result of the unprecedented current market conditions with municipality delays, extended cycle times, and increased mortgage interest rates impacting sales, we are not providing land spending estimates for 2023 at this time.

We ended 2022 with approximately 42,100 lots under control, which represents a 5.0 year supply of lots based on 2022 homes delivered, including certain lots that we anticipate selling to third parties. This represents a 4% decrease from our approximately 44,000 lots under control at the end of 2021. We opened a record 101 communities and closed 80 communities in 2022, ending the year with a total of 196 communities, compared to 175 at the end of 2021.

Although the timing of opening new communities and closing out existing communities is subject to substantial variation, we expect to grow our community count by approximately 15% by the end of 2023 to 225 communities.

While we believe 2023 will be a very challenging year compared to the past few years of historically strong market conditions, we believe that we are well positioned with a strong balance sheet and backlog to manage through the current economic environment. However, the challenging macroeconomic conditions described above could materially and negatively affect our performance in 2023, particularly when compared to our performance over the past few years.
Future economic and homebuilding industry conditions and the demand for homes are subject to continued uncertainty due to many factors, including the impacts of increased mortgage interest rates, inflation, materials and labor cost increases, supply chain disruptions and labor shortages, and the further impact of these actions on the economy, employment levels, consumer confidence, and financial markets, among other things. These factors are highly uncertain and outside our control. As a result, our past performance may not be indicative of future results.

Segment Reporting
We have determined our reportable segments are: Northern homebuilding; Southern homebuilding; and financial services operations. The homebuilding operating segments that comprise each of our reportable segments are as follows:

Northern	Southern
Chicago, Illinois	Orlando, Florida
Cincinnati, Ohio	Sarasota, Florida
Columbus, Ohio	Tampa, Florida
Indianapolis, Indiana	Fort Myers/Naples, Florida
Minneapolis/St. Paul, Minnesota	Austin, Texas
Detroit, Michigan	Dallas/Fort Worth, Texas
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); interest expense (income); and depreciation and amortization for the years ended December 31, 2022, 2021 and 2020:

	Year Ended
(In thousands)	2022	2021	2020
Revenue:
Northern homebuilding	$1,714,236	$1,595,746	$1,256,405
Southern homebuilding	2,330,962	2,048,113	1,702,727
Financial services (a)	86,195	102,028	87,013
Total revenue	$4,131,393	$3,745,887	$3,046,145

Gross margin:
Northern homebuilding	$334,300	$331,521	$232,915
Southern homebuilding (b)	623,347	475,366	356,415
Financial services (a)	86,195	102,028	87,013
Total gross margin (b) (c)	$1,043,842	$908,915	$676,343

Selling, general and administrative expense:
Northern homebuilding	$116,801	$119,563	$107,327
Southern homebuilding	171,473	162,705	153,854
Financial services (a)	41,813	39,737	33,618
Corporate	76,304	68,614	62,283
Total selling, general and administrative expense	$406,391	$390,619	$357,082

Operating income (loss):
Northern homebuilding	$217,499	$211,958	$125,588
Southern homebuilding (b)	451,874	312,661	202,561
Financial services (a)	44,382	62,291	53,395
Less: Corporate selling, general and administrative expense	(76,304)	(68,614)	(62,283)
Total operating income (b) (c)	$637,451	$518,296	$319,261

Interest expense (income):
Northern homebuilding	$(469)	$76	$2,465
Southern homebuilding	(1,447)	(464)	4,292
Financial services (a)	5,122	3,912	2,927
Corporate	(956)	(1,368)	—
Total interest expense	$2,250	$2,156	$9,684

Other income (d)	$(6)	$(2,046)	$(466)
Loss on early extinguishment of debt (e)	—	9,072	—

Income before income taxes	$635,207	$509,114	$310,043

Depreciation and amortization:
Northern homebuilding	$3,308	$3,407	$3,342
Southern homebuilding	2,790	3,644	4,468
Financial services	2,178	2,227	3,034
Corporate	8,898	7,637	6,734
Total depreciation and amortization	$17,174	$16,915	$17,578
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.
(b)The year ended December 31, 2020 includes a $0.9 million net charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed below and in Note 8 to our Consolidated Financial Statements).
(c)Total gross margin and total operating income were reduced by $18.4 million of asset impairment charges and deposit write-offs taken during the year ended December 31, 2022 and $8.4 million of asset impairment charges taken during the year ended December 31, 2020.
(d)Other income is comprised of the gain on the sale of a non-operating asset during the fourth quarter of 2021 as well as equity in (income) loss from joint venture arrangements.
(e)Loss on early extinguishment of debt relates to the early redemption of our 5.625% senior notes due 2025 (the “2025 Senior Notes”) during the third quarter of 2021, consisting of a $7.1 million prepayment premium due to early redemption and $2.0 million for the write-off of unamortized debt issuance costs.

The following tables show total assets by segment at December 31, 2022, 2021 and 2020:

	At December 31, 2022
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,138	$47,601		$—	$55,739
Inventory (a)	1,100,472	1,672,391		—	2,772,863
Investments in joint venture arrangements	—	51,554		—	51,554
Other assets	38,265	103,182	(b)	693,320	834,767
Total assets	$1,146,875	$1,874,728		$693,320	$3,714,923

	At December 31, 2021
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,123	$48,795		$—	$52,918
Inventory (a)	987,258	1,412,258		—	2,399,516
Investments in joint venture arrangements	—	57,121		—	57,121
Other assets	37,527	63,844	(b)	628,927	730,298
Total assets	$1,028,908	$1,582,018		$628,927	$3,239,853

	At December 31, 2020
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$5,031	$40,326		$—	$45,357
Inventory (a)	847,524	1,023,727		—	1,871,251
Investments in unconsolidated joint ventures	1,378	33,295		—	34,673
Other assets	37,465	57,588	(b)	596,711	691,764
Total assets	$891,398	$1,154,936		$596,711	$2,643,045
(a)Inventory includes: single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Northern Region
Homes delivered	3,581	3,592	3,071
New contracts, net	2,747	3,667	3,743
Backlog at end of period	1,056	1,890	1,815
Average sales price of homes delivered	$478	$443	$408
Average sales price of homes in backlog	$523	$484	$436
Aggregate sales value of homes in backlog	$552,451	$914,130	$792,029
Housing revenue	$1,711,627	$1,591,125	$1,252,597
Land sale revenue	$2,609	$4,621	$3,808
Operating income homes (a)	$217,309	$210,841	$125,410
Operating income land	$190	$1,117	$178
Number of average active communities	92	86	93
Number of active communities, end of period	98	90	90
Southern Region
Homes delivered	4,785	5,046	4,638
New contracts, net	3,921	5,417	5,684
Backlog at end of period	2,081	2,945	2,574
Average sales price of homes delivered	$480	$404	$364
Average sales price of homes in backlog	$551	$493	$406
Aggregate sales value of homes in backlog	$1,145,719	$1,452,743	$1,044,878
Housing revenue	$2,298,800	$2,039,344	$1,687,365
Land sale revenue	$32,162	$8,769	$15,362
Operating income homes (a) (b)	$440,329	$310,550	$201,750
Operating income land	$11,545	$2,111	$811
Number of average active communities	86	96	122
Number of active communities, end of period	98	85	112
Total Homebuilding Regions
Homes delivered	8,366	8,638	7,709
New contracts, net	6,668	9,084	9,427
Backlog at end of period	3,137	4,835	4,389
Average sales price of homes delivered	$479	$420	$381
Average sales price of homes in backlog	$541	$490	$419
Aggregate sales value of homes in backlog	$1,698,170	$2,366,873	$1,836,907
Housing revenue	$4,010,427	$3,630,469	$2,939,962
Land sale revenue	$34,771	$13,390	$19,170
Operating income homes (a) (b) (c)	$657,638	$521,391	$327,160
Operating income land	$11,735	$3,228	$989
Number of average active communities	179	183	215
Number of active communities, end of period	196	175	202
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.
(b)Includes a $0.9 million net charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed below and in Note 8 to our Consolidated Financial Statements) taken during 2020.
(c)Includes $18.4 million of asset impairment charges and deposit write-offs taken during the year ended December 31, 2022 and $8.4 million of asset impairment charges taken during the year ended December 31, 2020.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Financial Services
Number of loans originated	5,374	6,525	5,888
Value of loans originated	$2,069,615	$2,239,928	$1,843,576

Revenue	$86,195	$102,028	$87,013
Less: Selling, general and administrative expenses	41,813	39,737	33,618
Less: Interest expense	5,122	3,912	2,927
Income before income taxes	$39,260	$58,379	$50,468
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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Northern	11.7%	7.4%	9.4%
Southern	16.1%	8.1%	12.4%
Total cancellation rate	14.3%	7.8%	11.2%

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
Adjusted housing gross margin, adjusted income before income taxes, and adjusted net income are calculated as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Housing revenue	$4,010,427	$3,630,469	$2,939,962
Housing cost of sales	3,064,515	2,826,810	2,351,621

Housing gross margin	945,912	803,659	588,341
Add: Stucco-related charges (a)	—	—	860
Add: Impairment (b)	18,352	—	8,435

Adjusted housing gross margin	$964,264	$803,659	$597,636

Housing gross margin percentage	23.6%	22.1%	20.0%
Adjusted housing gross margin percentage	24.0%	22.1%	20.3%

Income before income taxes	$635,207	$509,114	$310,043
Add: Stucco-related charges (a)	—	—	860
Add: Impairment (b)	18,352	—	8,435
Add: Loss on early extinguishment of debt (c)	—	9,072	—

Adjusted income before income taxes	$653,559	$518,186	$319,338

Net income	$490,662	$396,868	$239,874
Add: Stucco-related charges - net of tax (a)	—	—	654
Add: Impairment - net of tax (b)	13,948	—	6,411
Add: Loss on early extinguishment of debt - net of tax (c)	—	6,985	—

Adjusted net income	$504,610	$403,853	$246,939

(a)Represents warranty charges, net of recoveries, for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8 to our Consolidated Financial Statements).
(b)Represents asset impairment charges and deposit write-offs taken during 2022 and asset impairment charges taken during 2020.
(c)Loss on early extinguishment of debt relates to the early redemption of our 2025 Senior Notes during the third quarter of 2021, consisting of a $7.1 million prepayment premium due to early redemption and $2.0 million for the write-off of unamortized debt issuance costs.
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

Year Over Year Comparisons
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The calculation of adjusted housing gross margin (referred to below) is described and reconciled to housing gross margin, the financial measure that is calculated using our GAAP results, below under “Segment Non-GAAP Financial Measures.”
Northern Region. During the twelve months ended December 31, 2022, homebuilding revenue in our Northern region increased $118.5 million, from $1.60 billion in 2021 to $1.71 billion in 2022. This 7% increase in homebuilding revenue was the result of an 8% increase in the average sales price of homes delivered ($35,000 per home delivered), which was primarily in response to robust consumer demand in 2021 and early 2022 when the majority of our homes delivered during the year were placed under contract, partially offset by a decrease in the number of homes delivered (11 units), due to decreased demand as a result of the macroeconomic conditions described above in our Overview section, difficult comps versus last year, and a $2.0 million decrease in land sale revenue. Operating income in our Northern region increased $5.5 million, from $212.0 million in 2021 to $217.5 million in 2022. The increase in operating income was primarily the result of a $2.7 million increase in our gross margin in addition to a $2.8 million decrease in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $3.7 million, due to the increases noted above. Our housing gross margin percentage declined 130 basis points from 20.8% in 2021 to 19.5% in 2022 largely due to increased construction and lot costs, offset partially by the increase in average sales price of homes delivered compared to prior year. Our housing gross margin was unfavorably impacted by $10.4 million of asset impairment charges and deposit write-offs taken in 2022. Exclusive of these charges, our adjusted housing gross margin percentage declined 70 basis points to 20.1%. Our land sale gross margin declined $0.9 million as a result of the mix of lots sold in the current year compared to the prior year and fewer land sales compared to prior year.
Selling, general and administrative expense decreased $2.8 million from $119.6 million in 2021 to $116.8 million in 2022, and improved as a percentage of revenue to 6.8% in 2022 from 7.5% in 2021. The decrease in selling, general and administrative expense was attributable to a $3.8 million decrease in selling expense, due to a $5.8 million decrease in variable selling expenses resulting from decreases in sales commissions produced by the lower number of homes delivered offset, in part, by a $2.0 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models. The decrease in selling, general and administrative expense was partially offset by a $1.0 million increase in general and administrative expense, which was primarily related to a $1.5 million increase in compensation related expenses as a result of an increase in incentive compensation due to improved results, partially offset by a $0.5 million decrease in miscellaneous expenses.
During 2022, we experienced a 25% decrease in new contracts in our Northern region, from 3,667 in 2021 to 2,747 in 2022. Backlog decreased 44% from 1,890 homes at December 31, 2021 to 1,056 homes at December 31, 2022. The decreases in new contracts and backlog were primarily due to decreased demand as a result of the macroeconomic conditions described above in our Overview section and difficult comps versus last year. Average sales price in backlog increased to $523,000 at December 31, 2022 compared to $484,000 at December 31, 2021. During the twelve months ended December 31, 2022, we opened 34 new communities in our Northern region compared to 40 during 2021. Our monthly absorption rate in our Northern region declined to 2.5 per community in 2022, compared to 3.6 per community in 2021 due to the decline in new contracts noted above.
Southern Region. For the twelve months ended December 31, 2022, homebuilding revenue in our Southern region increased $282.8 million, from $2.05 billion in 2021 to $2.33 billion in 2022. This 14% increase in homebuilding revenue was primarily the result of a 19% increase in the average sales price of homes delivered ($76,000 per home delivered) and a $23.4 million increase in land sale revenue, partially offset by a 5% decrease in the number of homes delivered (261 units) due to decreased demand as a result of the macroeconomic conditions described above in our Overview section, a decrease in our average number of communities and difficult comps versus last year. Operating income in our Southern region increased $139.2 million from $312.7 million in 2021 to $451.9 million in 2022. This increase in operating income was the result of a $148.0 million improvement in our gross margin, offset, in part, by an $8.8 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $138.5 million, due primarily to the increase in the average sales price of homes delivered noted above. Our housing gross margin percentage improved 340 basis points from 23.2% in 2021 to 26.6% in 2022 largely due to the increase in average sales price of homes delivered compared to prior year. Our housing gross margin was unfavorably impacted by $8.0 million of deposit write-offs taken in 2022. Exclusive of these charges, our adjusted housing gross margin percentage improved 380 basis points to 27.0%. Our land sale gross margin improved $9.4 million as a result of the mix of lots sold in the current year compared to the prior year.

Selling, general and administrative expense increased $8.8 million from $162.7 million in 2021 to $171.5 million in 2022 but declined as a percentage of revenue to 7.4% in 2022 from 7.9% in 2021. The increase in selling, general and administrative expense was attributable to a $12.2 million increase in general and administrative expense, which was primarily related to a $5.2 million increase in compensation related expenses as a result of an increase in incentive compensation due to our strong financial performance during the period, a $4.7 million increase in land-related expenses and a $2.3 million increase in miscellaneous expenses, offset, in part, by a $3.4 million decrease in selling expense. Selling expense declined due to a $2.9 million decrease in variable selling expenses resulting from increases in sales commissions produced by the lower number of homes delivered and a $0.5 million decrease in non-variable selling expenses primarily related to the timing of sales office and model openings and a reduction in marketing costs.
During 2022, we experienced a 28% decrease in new contracts in our Southern region, from 5,417 in 2021 to 3,921 in 2022. Backlog decreased 29% from 2,945 homes at December 31, 2021 to 2,081 homes at December 31, 2022. The decreases in new contracts and backlog were primarily due to decreased demand as a result of the macroeconomic conditions described above in our Overview section, a decrease in our average number of communities, and difficult comps compared to prior year. Average sales price in backlog increased to $551,000 at December 31, 2022 from $493,000 at December 31, 2021. During 2022, we opened 67 communities in our Southern region compared to 32 in 2021. Our monthly absorption rate in our Southern region declined to 3.8 per community in 2022 from 4.7 per community in 2021.
Financial Services. Revenue from our mortgage and title operations decreased $15.8 million, or 16%, from a record $102.0 million for the twelve months ended December 31, 2021 to $86.2 million for the twelve months ended December 31, 2022 as a result of an 18% decrease in the number of loan originations, from 6,525 in 2021 to 5,374 in 2022, and lower margins on loans sold during the period compared to prior year. Partially offsetting this was an increase in the average loan amount from $343,000 in 2021 to $385,000 in 2022.
Our financial service operations ended 2022 with a $17.9 million decrease in operating income compared to 2021, which was primarily due to the decrease in revenue discussed above in addition to a $2.1 million increase in selling, general and administrative expense compared to 2021. The increase in selling, general and administrative expense was attributable to an increase in compensation expense related to our increase in employee headcount as a result of our expansion into new markets.
At December 31, 2022, M/I Financial provided financing services in all of our markets. Approximately 78% of our homes delivered during 2022 were financed through M/I Financial, compared to 84% during 2021. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expense increased $7.7 million, from $68.6 million in 2021 to $76.3 million in 2022. The increase was primarily due to a $2.8 million increase in compensation expense due to increased headcount during the period, a $1.9 million increase related to costs associated with new information systems and a $3.0 million increase in miscellaneous expenses.
Other income. Other income includes a $1.9 million gain on the sale of a non-operating asset that occurred during the fourth quarter of 2021 (see Note 1 to our Consolidated Financial Statements for more information) and equity in income from joint venture arrangements. Equity in income from joint venture arrangements represents our portion of pre-tax earnings from our joint venture arrangements where a special purpose entity is established (“LLCs”) with the other partners. The Company earned less than $0.1 million and $0.1 million of equity in income from its LLCs during 2022 and 2021, respectively.
Interest Expense - Net. Interest expense for the Company increased $0.1 million from $2.2 million in the twelve months ended December 31, 2021 to $2.3 million in the twelve months ended December 31, 2022. This increase in interest expense was primarily due to an increase in our average outstanding borrowings resulting in an increase in our weighted average borrowings from $716.7 million in 2021 to $811.0 million in 2022.
Loss on Early Extinguishment of Debt. We recognized a loss on early extinguishment of debt of $9.1 million during 2021 as a result of the write-off of unamortized debt issuance costs and a prepayment premium associated with the redemption of our 2025 Senior Notes.
Income Taxes. Our overall effective tax rate was 22.8% for the year ended December 31, 2022 and 22.0% for the year ended December 31, 2021. The increase in the effective rate for the twelve months ended December 31, 2022 was primarily attributable to decreased tax benefits from energy tax credits and equity compensation (see Note 14 to our Consolidated Financial Statements for more information).

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

Adjusted housing gross margin for each of our reportable segments is calculated as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021

Northern region:
Housing revenue	$1,711,627	$1,591,125
Housing cost of sales	1,377,517	1,260,721

Housing gross margin	334,110	330,404
Add: Impairment (a)	10,405	—

Adjusted housing gross margin	$344,515	$330,404

Housing gross margin percentage	19.5%	20.8%
Adjusted housing gross margin percentage	20.1%	20.8%

Southern region:
Housing revenue	$2,298,800	$2,039,344
Housing cost of sales	1,686,998	1,566,089

Housing gross margin	611,802	473,255
Add: Impairment (a)	7,946	—

Adjusted housing gross margin	$619,748	$473,255

Housing gross margin percentage	26.6%	23.2%
Adjusted housing gross margin percentage	27.0%	23.2%
(a)Represents asset impairment charges taken during the respective periods.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
For a comparison of our results of operations for the fiscal years ended December 31, 2021 and December 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 17, 2022.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity
At December 31, 2022, we had $311.5 million of cash, cash equivalents and restricted cash, with $310.6 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $74.5 million increase in unrestricted cash and cash equivalents from December 31, 2021. Our principal uses of cash during 2022 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, and debt service requirements, including the repayment of amounts outstanding under our credit facilities, and the repurchase of $55.3 million of our outstanding common shares under our 2021 Share Repurchase Program during the first, second and third quarters of 2022. In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.

The Company is a party to three primary credit agreements: (1) the Credit Facility, our $650 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly-owned homebuilding subsidiaries; (2) the MIF Mortgage Warehousing Agreement, our $200 million secured mortgage warehousing agreement (which increased to $275 million from September 19, 2022 to November 13, 2022 and to $300 million from November 14, 2022 to February 6, 2023), with M/I Financial as borrower; and (3) the MIF Mortgage Repurchase Facility, our $90 million mortgage repurchase agreement, with M/I Financial as borrower.

As of December 31, 2022, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities totaling an aggregate principal amount of $946 million, with $246 million payable within 12 months. Future interest payments associated with these notes payable totaled $198 million as of December 31, 2022, with $32 million payable within 12 months.

As of December 31, 2022, there were no borrowings outstanding and $94.9 million of letters of credit outstanding under our $650 million Credit Facility, leaving $555.1 million available. We expect to continue managing our balance sheet and liquidity carefully in 2023 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in 2023 from cash receipts and availability under our credit facilities, as well as excess cash balances.
During the year ended December 31, 2022, we delivered 8,366 homes, started 7,792 homes, and spent $341.1 million on land purchases and $496.2 million on land development.
We are selectively acquiring and developing lots in our markets to replenish and increase our lot supply and are being more selective in investing in land and land development opportunities in response to the current market conditions. We will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of December 31, 2022, we had a total of 17,049 lots under contract, with an aggregate purchase price of approximately $803.5 million, to be acquired during the period from 2023 through 2029.
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

Operating Cash Flow Activities. During 2022, we generated $184.1 million of cash in operating activities, compared to using $16.8 million of cash from operating activities in 2021. The cash generated by operating activities in 2022 was primarily a result of net income of $490.7 million, proceeds from the sale of mortgage loans that exceeded mortgage loan originations by $33.5 million and a $34.3 million increase in other liabilities, offset partially by a $348.7 million increase in inventory and $30.7 million decrease in accounts payable and customer deposits. The cash used in operating activities in 2021 was primarily a result of a $508.2 million increase in inventory, along with payments for mortgage loan originations which exceeded the proceeds from the sale of mortgage loans by $43.9 million, offset by net income of $396.9 million and a $121.7 million increase in accounts payable, customer deposits and other liabilities.

Investing Cash Flow Activities. During 2022, we used $27.4 million of cash in investing activities, compared to using $51.7 million of cash in investing activities during 2021. This $24.3 million decrease in cash usage was primarily due to a decrease in cash contributions to our joint venture arrangements compared to prior year.

Financing Cash Flow Activities. During 2022, we used $81.5 million of cash in our financing activities, compared to generating $44.1 million of cash during 2021. The cash used in financing activities in 2022 was primarily due to net repayments under our two M/I Financial credit facilities of $20.4 million in addition to the repurchase of $55.3 million of our outstanding common shares during 2022.

On July 28, 2021, the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company may purchase up to $100 million of its outstanding common shares (see Note 16 to our Consolidated Financial Statements). On February 17, 2022, the Company announced that its Board of Directors approved an increase to its 2021 Share Repurchase Program by an additional $100 million. During 2022, the Company repurchased 1.2 million common shares with an aggregate purchase price of $55.3 million which was funded with cash on hand. As of December 31, 2022, the Company was authorized to repurchase an additional $93.1 million of outstanding common shares under the 2021 Share Repurchase Program.

The timing and amount of any future purchases under the 2021 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements.

At December 31, 2022 and December 31, 2021, our ratio of homebuilding debt to capital was 25% and 30%, respectively, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes, our 2028 Senior Notes, and Notes Payable-Other) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of December 31, 2022:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$555,144
Notes payable – financial services (b)	(b)	$245,741	$2,489
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $1.6 billion of availability for additional senior debt at December 31, 2022. As a result, the full $650 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $94.9 million of letters of credit outstanding at December 31, 2022, leaving $555.1 million available. The Credit Facility has an expiration date of December 9, 2026.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of M/I Financial's warehousing agreements as of December 31, 2022, which was $390 million, which included a temporary increase for the MIF Mortgage Warehouse Agreement applicable through February 6, 2023 (as described below) at which time the maximum aggregate commitment amount under the two agreements reverted to $290 million. The MIF Mortgage Warehousing Agreement has an expiration date of May 26, 2023. M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility, which extended its term for an additional year to October 23, 2023.
Notes Payable - Homebuilding.
Homebuilding Credit Facility. On December 9, 2022, the company entered into an amendment to the Credit Facility, which, among other things, (1) increased the commitments from lenders to $650 million, (2) extended the maturity to December 9, 2026, (3) increased the accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $800 million, subject to obtaining additional commitments from lenders, (4) increased the sub-facility for letters of credit included in the Credit Facility to $250 million from $150 million, and (5) replaced LIBOR with the secured overnight financing rate (“SOFR”) as an interest rate bench mark (subject to a floor of 0.25%) and permitted the Company to select an index rate for each borrowing from multiple interest rate options, including one, three or six month adjusted term SOFR, plus a margin of 1.75 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s then applicable leverage ratio).
Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $250 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $1.3 billion at December 31, 2022 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).
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
As of December 31, 2022, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of December 31, 2022:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$1,317.0	$1,980.7
Leverage Ratio	≤	0.60	0.19
Interest Coverage Ratio	≥	1.5 to 1.0	22.9 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$594.2	$6.0
Unsold Housing Units	≤	3,087	1,505
Notes Payable - Financial Services.
MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides a maximum borrowing availability of $200 million, which increased to $275 million from September 19, 2022 to November 13, 2022 and increased to $300 million from November 14, 2022 to February 6, 2023, which were periods of expected increases in the volume of mortgage originations. The MIF Mortgage Warehousing Agreement expires on May 26, 2023. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month BSBY rate (adjusting daily) (subject to a floor of 0.25%) plus a spread of 190 basis points.
As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Warehousing Agreement was set at approximately one year and is under consideration for extension annually by the participating lenders. We expect to extend the MIF Mortgage Warehousing Agreement on or prior to the current expiration date of May 26, 2023, but we cannot provide any assurance that we will be able to obtain such an extension.
The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans originated by M/I Financial that are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement.
As of December 31, 2022, there was $200.9 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of December 31, 2022:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	12.0 to 1.0	8.4 to 1.0
Liquidity	≥	$10.0	$42.4
Adjusted Net Income	>	$0.0	$21.7
Tangible Net Worth	≥	$20.0	$33.9
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The MIF Mortgage Repurchase Facility provides for a maximum borrowing availability of $90 million. The MIF Mortgage Repurchase Facility expires on October 23, 2023. As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF

Mortgage Repurchase Facility was set at approximately one year, and is under consideration for extension annually by the participating lender.
M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to One-Month Term SOFR (subject to an all-in floor of 2.375% or 2.75% based on the type of loan) plus 150 or 200 basis points depending on loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the MIF Mortgage Repurchase Facility. As of December 31, 2022, there was $44.9 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants under the MIF Mortgage Repurchase Facility as of December 31, 2022.
Senior Notes.
3.95% Senior Notes. On August 23, 2021, the Company issued $300.0 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of December 31, 2022, the Company was in compliance with all terms, conditions, and covenants under the indenture.

4.95% Senior Notes. On January 22, 2020, the Company issued $400.0 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of December 31, 2022, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 11 to our Consolidated Financial Statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.
Supplemental Financial Information.

As of December 31, 2022, M/I Homes, Inc. had $300.0 million aggregate principal amount of its 2030 Senior Notes and $400.0 million aggregate principal amount of its 2028 Senior Notes outstanding.

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

Summarized Balance Sheet Data

(In thousands)	December 31, 2022
Assets:
Cash	$269,071
Investment in joint venture arrangements	$45,907
Amounts due from Non-Guarantor Subsidiaries	$15,772
Total assets	$3,379,932

Liabilities and Shareholders’ Equity:
Total liabilities	$1,359,951
Shareholders’ equity	$2,019,981

Summarized Statement of Income Data

Year Ended
(In thousands)	December 31, 2022
Revenues	$4,045,198
Land and housing costs	$3,069,199
Selling, general and administrative expense	$363,393
Income before income taxes	$597,126
Net income	$459,059

Weighted Average Borrowings. In 2022 and 2021, our weighted average borrowings outstanding were $811.0 million and $716.7 million, respectively, with a weighted average interest rate of 4.96% and 5.55%, respectively. The increase in our weighted average borrowings related to increased borrowings under our two M/I Financial credit facilities during 2022 compared to 2021 due to an increase in average loan amounts in 2022. The decrease in our weighted average borrowing rate was due to lower interest rates on our credit facilities in 2022 compared to the prior year.
At both December 31, 2022 and December 31, 2021, we had no borrowings outstanding under the Credit Facility. During the twelve months ended December 31, 2022, the average daily amount outstanding under the Credit Facility was $9.0 million and the maximum amount outstanding under the Credit Facility was $82.5 million which occurred during September. During the twelve months ended December 31, 2021, the average daily amount outstanding and the maximum amount outstanding under the Credit Facility were both zero. Based on our currently anticipated spending on home construction, overhead expenses, share repurchases and land acquisition and development in 2023, offset by expected cash receipts from home deliveries and other sources, we may borrow under the Credit Facility during 2023, but do not expect the peak amount outstanding to exceed approximately $100 million. The actual amount borrowed in 2023 (and the estimated peak amount outstanding) and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2021 Share Repurchase Program and any other extraordinary events or transactions.  The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $94.9 million of letters of credit issued and outstanding under the Credit Facility at December 31, 2022. During 2022, the average daily amount of letters of credit outstanding under the Credit Facility was $92.6 million and the maximum amount of letters of credit outstanding under the Credit Facility was $107.8 million.
At December 31, 2022, M/I Financial had $200.9 million outstanding under the MIF Mortgage Warehousing Agreement.  During 2022, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $60.4 million and the maximum amount outstanding was $200.9 million, which occurred during December, while the temporary increase provision was in effect and the maximum borrowing availability was $300 million.
At December 31, 2022, M/I Financial had $44.9 million outstanding under the MIF Mortgage Repurchase Facility.  During 2022, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $40.5 million and the maximum amount outstanding was $80.4 million, which occurred during October.
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
INTEREST RATES AND INFLATION
Our business is significantly affected by general economic conditions within the United States and, particularly, by the impact of interest rates and inflation.  The annual rate of inflation in the United States was 6.5% in December 2022, as measured by the Consumer Price Index (CPI), down slightly from 9.1% in June 2022 which was the highest inflation rate we have experienced in 40 years. As a result of the high inflation rates during 2022, we have experienced an increase in the costs of land, materials and labor that we have been able to pass along to the consumer. However, inflation has also reduced the purchasing power of potential homebuyers and has negatively impacted their ability and desire to buy a home and our ability to pass along our increased costs to our homebuyers.
Beginning in the second half of 2022, the pace of sales across the homebuilding industry declined significantly from the unprecedented levels experienced over the previous two years as a result of the sharp increase in mortgage interest rates from approximately 3% in December 2021 to around 6.5% at the end of 2022, the highest rates in over a decade, as well as significant inflation in the broader economy, and the substantial rise in home prices. These macroeconomic trends have pressured housing affordability, negatively impacted homebuyer sentiment and impacted the costs of financing land development activities and housing construction. The higher mortgage interest rates and the high rate of inflation are making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them.  Rising interest rates, as well as increased materials and labor costs, can also reduce gross margins.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permitted borrowings of up to $1.04 billion at December 31, 2022, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.
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
The table below shows the notional amounts of our financial instruments at December 31, 2022 and 2021:

	December 31,
Description of Financial Instrument (in thousands)	2022	2021
Whole loan contracts and related committed IRLCs	$—	$782
Uncommitted IRLCs	262,529	228,831
FMBSs related to uncommitted IRLCs	341,088	223,000
Whole loan contracts and related mortgage loans held for sale	16,507	3,785
FMBSs related to mortgage loans held for sale	232,518	251,000
Mortgage loans held for sale covered by FMBSs	233,378	263,088

The table below shows the measurement of assets and liabilities at December 31, 2022 and 2021:

	December 31,
Description of Financial Instrument (in thousands)	2022	2021
Mortgage loans held for sale	$242,539	$275,655
Forward sales of mortgage-backed securities	(3,005)	4,477
Interest rate lock commitments	787	(487)
Whole loan contracts	(377)	(62)
Total	$239,944	$279,583

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
Description (in thousands)	2022	2021	2020
Mortgage loans held for sale	$407	$(2,586)	$318
Forward sales of mortgage-backed securities	(7,482)	6,117	(1,304)
Interest rate lock commitments	1,282	(2,143)	964
Whole loan contracts	(323)	353	(360)
Total (loss) gain recognized	$(6,116)	$1,741	$(382)

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2022. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at December 31, 2022. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total	12/31/2022
ASSETS:
Mortgage loans held for sale:
Fixed rate	$250,216	—	—	—	—	—	$250,216	$242,539
Weighted average interest rate	5.43%	—	—	—	—	—	5.43%

LIABILITIES:
Long-term debt — fixed rate	—	—	—	—	—	$700,000	$700,000	$594,250
Weighted average interest rate	—	—	—	—	—	4.52%	4.52%
Short-term debt — variable rate	$245,741	—	—	—	—	—	$245,741	$245,741
Weighted average interest rate	6.18%	—	—	—	—	—	6.18%

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of M/I Homes, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Inventory - Refer to Notes 1, 3 and 4 to the financial statements
Critical Audit Matter Description
Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction, and common costs that benefit the entire community, less impairments, if any.  Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the inventory is impaired, at which point the inventory is written down to fair value. Management assesses inventory for recoverability on a quarterly basis to determine if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. The inventory balance was $2.83 billion and $2.45 billion at December 31, 2022 and 2021, respectively.

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
February 17, 2023

We have served as the Company’s auditor since 1976.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share amounts)	2022	2021	2020

Revenue	$4,131,393	$3,745,887	$3,046,145
Costs and expenses:
Land and housing	3,069,199	2,836,972	2,361,367
Impairment of inventory and investment in joint venture arrangements	18,352	—	8,435
General and administrative	214,811	192,009	177,547
Selling	191,580	198,610	179,535
Other income	(6)	(2,046)	(466)
Interest	2,250	2,156	9,684
Loss on early extinguishment of debt	—	9,072	—
Total costs and expenses	$3,496,186	$3,236,773	$2,736,102

Income before income taxes	635,207	509,114	310,043

Provision for income taxes	144,545	112,246	70,169

Net income	$490,662	$396,868	$239,874

Earnings per common share:
Basic	$17.60	$13.64	$8.38
Diluted	$17.24	$13.28	$8.23

Weighted average shares outstanding:
Basic	27,876	29,092	28,610
Diluted	28,463	29,880	29,152

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2022	2021

ASSETS:
Cash, cash equivalents and restricted cash	$311,542	$236,368
Mortgage loans held for sale	242,539	275,655
Inventory	2,828,602	2,452,434
Property and equipment - net	37,446	37,648
Investment in joint venture arrangements	51,554	57,121
Operating lease right-of-use assets	60,416	50,950
Deferred income tax asset	18,019	10,251
Goodwill	16,400	16,400
Other assets	148,405	103,026
TOTAL ASSETS	$3,714,923	$3,239,853

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$228,597	$244,505
Customer deposits	93,118	107,864
Operating lease liabilities	61,310	51,497
Other liabilities	276,217	226,969
Community development district obligations	29,701	20,089
Obligation for consolidated inventory not owned	17,048	2,768
Notes payable bank - financial services operations	245,741	266,160
Notes payable - other	—	4,549
Senior notes due 2028 - net	396,105	395,331
Senior notes due 2030 - net	296,361	295,937
TOTAL LIABILITIES	$1,644,198	$1,615,669

Commitments and contingencies (Note 8)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both December 31, 2022 and 2021; issued 30,137,141 shares at both December 31, 2022 and 2021	$301	$301
Additional paid-in capital	352,639	347,452
Retained earnings	1,835,983	1,345,321
Treasury shares - at cost - 2,697,058 and 1,637,511 shares at December 31, 2022 and 2021, respectively	(118,198)	(68,890)
TOTAL SHAREHOLDERS’ EQUITY	$2,070,725	$1,624,184
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,714,923	$3,239,853
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2019	28,386,456	$301	$332,861	$708,579	$(38,264)	$1,003,477
Net income	—	—	—	239,874	—	239,874
Repurchase of common shares	(80,000)	—	—	—	(1,912)	(1,912)
Stock options exercised	422,820	—	636	—	9,270	9,906
Stock-based compensation expense	—	—	7,138	—	—	7,138
Deferral of executive and director compensation	—	—	215	—	—	215
Executive and director deferred compensation distributions	84,573	—	(1,849)	—	1,849	—
Balance at December 31, 2020	28,813,849	$301	$339,001	$948,453	$(29,057)	$1,258,698
Net income	—	—	—	396,868	—	396,868
Repurchase of common shares	(842,500)	—	—	—	(51,520)	(51,520)
Stock options exercised	452,100	—	1,227	—	10,014	11,241
Stock-based compensation expense	—	—	8,559	—	—	8,559
Deferral of executive and director compensation	—	—	338	—	—	338
Executive and director deferred compensation distributions	76,181	—	(1,673)	—	1,673	—
Balance at December 31, 2021	28,499,630	$301	$347,452	$1,345,321	$(68,890)	$1,624,184
Net income	—	—	—	490,662	—	490,662
Repurchase of common shares	(1,200,000)		—	—	(55,334)	(55,334)
Stock options exercised	49,900	—	(810)	—	2,176	1,366
Stock-based compensation expense	—	—	8,787	—	—	8,787
Deferral of executive and director compensation	—	—	1,060	—	—	1,060
Executive and director deferred compensation distributions	90,553	—	(3,850)	—	3,850	—
Balance at December 31, 2022	27,440,083	$301	$352,639	$1,835,983	$(118,198)	$2,070,725

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$490,662	$396,868	$239,874
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of inventory and investment in joint venture arrangements	18,352	—	8,435
Equity in income from joint venture arrangements	(6)	(103)	(466)
Mortgage loan originations	(2,069,615)	(2,239,928)	(1,843,576)
Net gain from property disposals	—	(1,943)	—
Proceeds from the sale of mortgage loans	2,103,139	2,195,980	1,764,845
Fair value adjustment of mortgage loans held for sale	(408)	2,586	(318)
Capitalization of originated mortgage servicing rights	(8,872)	(16,213)	(6,048)
Amortization of mortgage servicing rights	1,624	1,640	2,427
Loss (gain) on sale of mortgage servicing rights	318	(1,135)	(33)
Depreciation	12,982	12,691	12,636
Amortization of debt issue costs	2,568	2,584	2,515
Loss on early extinguishment of debt	—	2,040	950
Stock-based compensation expense	8,787	8,559	7,138
Deferred income tax (benefit) expense	(7,767)	(4,068)	3,448
Change in assets and liabilities:
Inventory	(348,650)	(508,189)	(134,941)
Other assets	(31,476)	2,329	(17,253)
Accounts payable	(15,908)	58,836	60,643
Customer deposits	(14,746)	35,229	38,173
Accrued compensation	8,745	7,732	9,420
Other liabilities	34,342	27,682	20,465
Net cash provided by (used in) operating activities	184,071	(16,823)	168,334

INVESTING ACTIVITIES:
Purchase of property and equipment	(9,333)	(25,301)	(11,677)
Return of capital from joint venture arrangements	1,892	1,213	2,477
Investment in and advances to joint venture arrangements	(20,139)	(51,622)	(28,539)
Proceeds from sale of mortgage servicing rights	200	15,417	3,869
Proceeds from sale of property	—	8,571	—
Net cash used in investing activities	(27,380)	(51,722)	(33,870)

FINANCING ACTIVITIES:
Repayment of senior notes	—	(250,000)	(300,000)
Proceeds from issuance of senior notes	—	300,000	400,000
Proceeds from bank borrowings - homebuilding operations	362,000	—	306,800
Repayments of bank borrowings - homebuilding operations	(362,000)	—	(372,800)
(Net repayments of) net proceeds from bank borrowings - financial services operations	(20,419)	40,526	88,730
(Principal repayments of) proceeds from notes payable-other and community development district bond obligations	(4,549)	478	(1,756)
Repurchase of common shares	(55,334)	(51,520)	(1,912)
Debt issue costs	(2,581)	(6,622)	(8,705)
Proceeds from exercise of stock options	1,366	11,241	9,906
Net cash (used in) provided by financing activities	(81,517)	44,103	120,263
Net increase (decrease) in cash, cash equivalents and restricted cash	75,174	(24,442)	254,727
Cash, cash equivalents and restricted cash balance at beginning of period	236,368	260,810	6,083
Cash, cash equivalents and restricted cash balance at end of period	$311,542	$236,368	$260,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$(649)	$1,056	$7,811
Income taxes	$155,052	$109,881	$63,666

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$9,612	$11,893	$(5,335)
Consolidated inventory not owned	$14,280	$(7,146)	$1,980
Distribution of single-family lots from joint venture arrangements	$23,820	$28,064	$29,740
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies
Business.  M/I Homes, Inc. and its subsidiaries (the “Company” or “we”) is engaged primarily in the construction and sale of single-family residential homes in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Orlando, Fort Myers/Naples, and Sarasota, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina and Nashville, Tennessee.  The Company designs, sells and builds single-family homes on developed lots, which it develops or purchases ready for home construction.  The Company also purchases undeveloped land to develop into developed lots for future construction of single-family homes and, on a limited basis, for sale to others.  Our homebuilding operations operate across two geographic regions in the United States.  Within these regions, our operations have similar economic characteristics; therefore, they have been aggregated into two reportable homebuilding segments: Southern homebuilding and Northern homebuilding.
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
Cash, Cash Equivalents and Restricted Cash.  Cash and cash equivalents are liquid investments with an initial maturity of three months or less. Amounts in transit from title companies for homes delivered are included in this balance at December 31, 2022 and 2021, respectively. Restricted cash consists of cash held in escrow. Cash, Cash Equivalents and Restricted Cash includes restricted cash balances of $1.0 million and $0.3 million at December 31, 2022 and 2021, respectively.

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
If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of both December 31, 2022 and December 31, 2021, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development. During the fourth quarter of 2022, we recorded an aggregate loss of $18.4 million that included $10.2 million of write-offs of land deposits for land we no longer intend to purchase in order to right-size our land portfolio and $8.2 million of asset impairment charges.
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

Property and Equipment-net. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following are the major classes of depreciable assets and their estimated useful lives:

	Year Ended December 31,
(In thousands)	2022	2021
Office furnishings, leasehold improvements, computer equipment and computer software	$38,489	$38,178
Transportation and construction equipment	20,735	20,540	(a)
Property and equipment	59,224	58,718
Accumulated depreciation	(21,778)	(21,070)
Property and equipment, net	$37,446	$37,648

Estimated Useful Lives
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment (a)	5-25 years
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
Depreciation expense was $8.4 million, $7.5 million and $6.8 million in 2022, 2021 and 2020, respectively.
Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. As a result of the Company’s acquisition of the homebuilding assets and operations of Pinnacle Homes in Detroit, Michigan on March 1, 2018, the Company recorded goodwill of $16.4 million, which is included as Goodwill in our Consolidated Balance Sheets. This amount was based on the estimated fair values of the acquired assets and assumed liabilities at the date of the acquisition in accordance with ASC 350, Intangibles, Goodwill and Other (“ASC 350”). The Company performed its annual goodwill impairment analysis during the fourth quarter of 2022, and no impairment was recorded at December 31, 2022. See Note 12 to the Company’s Consolidated Financial Statements for further discussion.
Other Assets.  Other assets at December 31, 2022 and 2021 consisted of the following:

	Year Ended December 31,
(In thousands)	2022	2021
Development reimbursement receivable from local municipalities	$57,078	$29,062
Mortgage servicing rights	15,813	8,361
Prepaid expenses	18,258	15,591
Prepaid acquisition costs	5,737	8,186
Other	51,519	41,826
Total other assets	$148,405	$103,026

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
Our warranty reserve amounts are based upon historical experience and geographic location. While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. At December 31, 2022 and 2021, warranty reserves of $32.9 million and $29.7 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets. See Note 8 to our Consolidated Financial Statements for additional information related to our warranty reserves, including reserves related to stucco-related repairs in certain of our Florida communities.
Self-insurance Reserves. Self-insurance reserves are made for estimated liabilities associated with employee health care, workers’ compensation, and general liability insurance.  Our workers’ compensation claims are insured by a third party. The reserves related to employee health care and workers’ compensation are based on historical experience and open case reserves.  Our general liability claims are insured by a third party, subject to a self-insured retention (“SIR”).    The Company records a reserve for general liability claims falling below the Company’s SIR.  The reserve estimate is based on an actuarial evaluation of our past history of general liability claims, other industry specific factors and specific event analysis.  At December 31, 2022 and 2021, self-insurance reserves of $3.2 million and $2.9 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.  The Company recorded expenses totaling $10.9 million, $11.4 million and $10.1 million for all self-insured and general liability claims during the years ended December 31, 2022, 2021 and 2020, respectively.
Other Liabilities.  Other liabilities at December 31, 2022 and 2021 consisted of the following:

	Year Ended December 31,
(In thousands)	2022	2021
Accruals related to land development	$119,965	$90,786
Warranty	32,902	29,728
Payroll and other benefits	59,409	51,724
Other	63,941	54,731
Total other liabilities	$276,217	$226,969

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
We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans are sold and/or related servicing rights are sold to third party investors or retained and managed under a third party sub-service arrangement. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee (note that guarantees are excluded from the scope of ASC 606). As of December 31, 2022 and 2021, we retained mortgage servicing rights of 3,787 and 2,004 loans, respectively, for a total value of $15.8 million and $8.4 million, respectively. We recognize financial services revenue associated with our title operations as homes are delivered, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is delivered. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.
The following table presents our revenues disaggregated by revenue source:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Housing	$4,010,427	$3,630,469	$2,939,962
Land sales	34,771	13,390	19,170
Financial services (a)	86,195	102,028	87,013
Total revenue	$4,131,393	$3,745,887	$3,046,145
(a)Revenues include hedging gains of $49.4 million for the year ended December 31, 2022, hedging gains of $1.6 million for the year ended December 31, 2021, and hedging losses of $19.0 million for the year ended December 31, 2020. Hedging gains (losses) do not represent revenues recognized from contracts with customers.
Refer to Note 15 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 97% of our total revenues for the years ended December 31, 2022, 2021 and 2020, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 15 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

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
Recently Adopted Accounting Standards. In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance became effective on March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarified the scope and application of the original guidance. We fully adopted ASU 2020-04 and ASU 2021-01 in October 2022 after we amended our $90 million mortgage repurchase agreement, dated October 30, 2017, as amended (the “MIF Mortgage Repurchase Facility”), which discontinued the use of LIBOR and replaced it with One-Month Term SOFR. The adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.
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
Stock Incentive Plans
The Company maintains the M/I Homes, Inc. 2018 Long-Term Incentive Plan (the “2018 LTIP”), an equity compensation plan administered by the Compensation Committee of our Board of Directors. Under the 2018 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards (awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of our common shares), and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the 2018 LTIP authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 4,243,947 common shares, of which 2,005,352 remain available for grant at December 31, 2022.
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

Following is a summary of stock option activity for the year ended December 31, 2022, relating to the stock options awarded under the 2018 LTIP and the 2009 LTIP:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(a) (In thousands)
Options outstanding at December 31, 2021	1,594,600	$37.76	7.34	$39,016
Granted	474,000	47.59
Exercised	(49,900)	27.36
Options outstanding at December 31, 2022	2,018,700	$40.33	7.06	$15,241
Options vested or expected to vest at December 31, 2022	1,976,300	$40.21	7.04	$15,125
Options exercisable at December 31, 2022	872,300	$33.22	5.66	$11,984
(a)Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.
The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $1.0 million, $15.3 million and $8.4 million, respectively.
The fair value of our five-year service-based stock options granted during the years ended December 31, 2022, 2021 and 2020 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.87%	0.66%	1.42%
Expected volatility	34.06%	31.66%	29.15%
Expected term (in years)	5.4	5.5	5.6
Weighted average grant date fair value of options granted during the period	$16.29	$15.69	$12.65
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
Total stock-based compensation expense related to stock option awards that has been charged against income was $5.4 million, $4.6 million and $3.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, relating to the 2018 LTIP and the 2009 LTIP.  As of December 31, 2022, there was a total of $13.3 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 2.2 years for the service awards.
Director Restricted Stock Units and Stock Units
In 2022, the Company awarded each non-employee director 4,571 restricted stock units (with the exception of a newly elected board member who was awarded 3,198 restricted stock units in August 2022), for a total of 35,195 restricted stock units, under the 2018 LTIP which will vest on the first anniversary of the date of grant (subject to the non-employee director’s continued service on the Board of Directors on the vesting date (except in the case of death or disability)) and will be settled in common shares (on a one-for-one basis) upon the director’s termination of service as a director.
The Company awarded its non-employee directors a total of 20,370 and 24,000 stock units under the 2018 LTIP during the years ended December 31, 2021 and 2020, respectively. Each stock unit is the equivalent of one common share, vests immediately and will be converted into a common share upon termination of service as a director. The grant date fair value for the director restricted stock units and the director stock units is based upon the closing price of our common shares on the date of grant. Stock-based compensation expense for our director restricted stock units is recognized over the period of the award (amortized over one year). Stock-based compensation expense for our director stock units, which vest immediately, is fully recognized on the day the award is granted. The Company recognized the stock-based compensation expense related to the awards of $1.4 million in 2022, $0.9 million in 2021 and $0.7 million in 2020.
On May 5, 2009, the Company’s board of directors terminated the M/I Homes, Inc. 2006 Director Equity Incentive Plan (the “Director Equity Plan”).  Awards outstanding under the Director Equity Plan remain in effect in accordance with their respective terms.  At December 31, 2022, there were 8,059 stock units outstanding under the Director Equity Plan with a value of $0.2 million.
Performance Share Unit Awards
On February 17, 2022, February 16, 2021 and February 18, 2020, the Company awarded its executive officers (in the aggregate) a target number of PSU’s under the 2018 LTIP equal to 33,619, 30,875 and 45,771 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”) based on the related performance conditions and market conditions. The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative annual pre-tax income from operations, excluding extraordinary items as defined in the underlying award agreements with the executive officers, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value for PSU’s with a market condition (as defined in ASC 718) is estimated using the Monte Carlo simulation methodology, and the grant date fair value for PSU’s with a performance condition (as defined in ASC 718) is based upon the closing price of our common shares on the date of grant. The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $47.59 and $50.51, respectively, for the 2022 PSU’s, $51.82 and $56.44, respectively, for the 2021 PSU’s, and $42.23 and $37.51, respectively, for the 2020 PSU’s. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized $0.2 million in stock-based compensation expense during 2022 related to the Market Condition portion of the 2022, 2021 and 2020 PSU awards. There was a total of $0.2 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2022 and 2021 PSU awards as of December 31, 2022. At December 31, 2022, the Market Condition for the 2020 PSU awards was not met; therefore, no PSU’s vested during the first quarter of 2023 with respect to the portion of the 2020 PSU’s subject to the Market Condition.
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
As of December 31, 2022, the Company had not recognized any stock-based compensation expense related to the Performance Condition portion of the 2022 PSU awards. If the Company achieves the minimum performance levels for the Performance Condition to be met for the 2022 PSU awards, the Company would record unrecognized stock-based compensation expense of $0.6 million as of December 31, 2022, for which $0.2 million would be immediately recognized as if attainment had been probable at December 31, 2022. The Company recognized $1.3 million of stock-based compensation expense related to the Performance Condition portion of the 2021 PSU awards during 2022 based on the probability of attaining the Performance Condition. The Company has $0.6 million of unrecognized stock-based compensation expense related to the Performance Condition portion of the 2021 PSU awards at December 31, 2022. The Company recognized $0.7 million of stock-based compensation expense related to the Performance Condition portion of the 2020 PSU awards as of December 31, 2022 based on the achievement of the maximum performance level. Based on these results and board approval, 54,954 PSU’s vested during the first quarter of 2023 with respect to the portion of the 2020 PSU awards subject to the Performance Condition.
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
Compensation expense deferred into the Executive Plan and the Director Plan (together the “Plans”) totaled $1.1 million for the year ended December 31, 2022, $0.3 million in 2021 and $0.2 million in 2020.  The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans.  One equity unit is the equivalent of one common share.  Equity units and the related dividends (if any) will be converted and generally distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company.  Distributions from the Plans totaled $0.4 million, $0.3 million, and $0.4 million during the years ended December 31, 2022, 2021 and 2020, respectively.  As of December 31, 2022, there were a total of 55,670 equity units with a value of $2.0 million outstanding under the Plans.  The aggregate fair market value of these units at December 31, 2022, based on the closing price of the underlying common shares, was approximately $2.6 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $1.9 million as of December 31, 2022.  Common shares are issued from treasury shares upon distribution of equity units from the Plans.
Profit Sharing and Retirement Plan
The Company has a profit-sharing and retirement plan that covers substantially all Company employees and permits participants to make contributions to the plan on a pre-tax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Company contributions to the plan are also made at the discretion of the Company’s board of directors based on the Company’s profitability and resulted in a $5.8 million, $4.7 million and $3.9 million expense (net of plan expenses) for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The Company sells loans on a servicing released or servicing retained basis, and receives servicing compensation.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of mortgage servicing rights was $15.8 million and $8.4 million at December 31, 2022 and 2021, respectively.
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
The table below shows the notional amounts of our financial instruments at December 31, 2022 and 2021:

	December 31,
Description of Financial Instrument (in thousands)	2022	2021
Whole loan contracts and related committed IRLCs	$—	$782
Uncommitted IRLCs	262,529	228,831
FMBSs related to uncommitted IRLCs	341,088	223,000
Whole loan contracts and related mortgage loans held for sale	16,507	3,785
FMBSs related to mortgage loans held for sale	232,518	251,000
Mortgage loans held for sale covered by FMBSs	233,378	263,088

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
Description (in thousands)	2022	2021	2020
Mortgage loans held for sale	$407	$(2,586)	$318
Forward sales of mortgage-backed securities	(7,482)	6,117	(1,304)
Interest rate lock commitments	1,282	(2,143)	964
Whole loan contracts	(323)	353	(360)
Total (loss) gain recognized	$(6,116)	$1,741	$(382)
The following tables set forth the fair value of the Company’s derivative instruments and their location within the Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	December 31, 2022		December 31, 2022
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$3,005
Interest rate lock commitments	Other assets	787	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	377
Total fair value measurements		$787		$3,382

	Asset Derivatives		Liability Derivatives
	December 31, 2021		December 31, 2021
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$4,477	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	487
Whole loan contracts	Other assets	—	Other liabilities	62
Total fair value measurements		$4,477		$549
Assets Measured on a Non-Recurring Basis
The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. Our determination of fair value is based on projections and estimates, which are Level 3 measurement inputs. For further explanation of the Company’s policy regarding our assessment of recoverability for assets measured on a non-recurring basis, see Note 1 to our Consolidated Financial Statements. The table below shows the level and measurement of assets measured on a non-recurring basis for the years ended December 31, 2022, 2021 and 2020:

		Year Ended December 31,
Description (in thousands)	Fair Value Hierarchy	2022	2021 (2)	2020 (2)

Adjusted basis of inventory (1)	Level 3	$16,141	$—	$16,324
Total losses		8,165	—	8,435

Initial basis of inventory (3)		$24,306	$—	$24,759
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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2022 and 2021. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		December 31, 2022		December 31, 2021
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$311,542	$311,542	$236,368	$236,368
Mortgage loans held for sale	Level 2	242,539	242,539	275,655	275,655
Interest rate lock commitments	Level 2	787	787	—	—
Forward sales of mortgage-backed securities	Level 2	—	—	4,477	4,477
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	—	—
Notes payable - financial services operations	Level 2	245,741	245,741	266,160	266,160
Notes payable - other	Level 2	—	—	4,549	5,015
Senior notes due 2028 (a)	Level 2	400,000	353,500	400,000	414,000
Senior notes due 2030 (a)	Level 2	300,000	240,750	300,000	294,375
Interest rate lock commitments	Level 2	—	—	487	487
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	377	377	62	62
Forward sales of mortgage-backed securities	Level 2	3,005	3,005	—	—
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2022 and 2021:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2028, and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at December 31, 2022 and 2021. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during 2022 under the Company’s $650 million unsecured revolving credit facility, dated July 18, 2013, as amended mostly recently in December 2022 (the “Credit Facility”), fluctuated daily with SOFR plus a margin of 175 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 11 to our Consolidated Financial Statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial is a party to two credit agreements: (1) a $200 million secured mortgage warehousing agreement (which increased to $275 million from September 19, 2022 to November 13, 2022 and to $300 million from November 14, 2022 to February 6, 2023, which are periods of increased volume of mortgage originations), dated May 27, 2022, as amended (the “MIF Mortgage Warehousing Agreement”); and (2) a $90 million mortgage repurchase agreement, dated October 30, 2017, as amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during 2022 fluctuated with SOFR or BSBY, as applicable. See Note 11 to our Consolidated Financial Statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.

NOTE 4. Inventory and Capitalized Interest
Inventory
A summary of the Company’s inventory as of December 31, 2022 and 2021 is as follows:

	December 31,
(In thousands)	2022	2021
Single-family lots, land and land development costs	$1,294,779	$1,125,738
Land held for sale	3,331	4,312
Homes under construction	1,366,804	1,187,341
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2022 - $10,371; December 31, 2021 - $12,023)	61,200	59,268
Community development district infrastructure	29,701	20,089
Land purchase deposits	55,739	52,918
Consolidated inventory not owned	17,048	2,768
Total inventory	$2,828,602	$2,452,434
Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of December 31, 2022 and 2021, we had 1,827 homes (with a carrying value of $431.7 million) and 1,266 homes (with a carrying value of $193.2 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
The Company assesses inventory for recoverability on a quarterly basis. See Notes 1 and 3 to our Consolidated Financial Statements for additional details relating to our procedures for evaluating our inventories for impairment. During the fourth quarter of 2022, we incurred $8.2 million of asset impairment charges.
Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land. On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits. The Company expenses any deposits and accumulated pre-acquisition costs relating to such agreements in the period when the Company makes the decision not to proceed with the purchase of land under an agreement. During the fourth quarter of 2022, we wrote off $10.2 million of such costs related to land we no longer intend to purchase.
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Capitalized interest, beginning of period	$24,343	$21,329	$21,607
Interest capitalized to inventory	35,552	36,843	32,408
Capitalized interest charged to land and housing costs and expenses	(30,270)	(33,829)	(32,686)
Capitalized interest, end of period	$29,625	$24,343	$21,329

Interest incurred	$37,802	$38,999	$42,092
NOTE 5. Transactions with Related Parties
From time to time, in the ordinary course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.

The Company made a contribution of $2.0 million in 2022 to the M/I Homes Foundation, a charitable organization having certain officers and directors of the Company on its Board of Trustees.
The Company had a receivable of $0.2 million at both December 31, 2022 and 2021 due from an executive officer, relating to amounts owed to the Company for split-dollar life insurance policy premiums.  The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer.
NOTE 6. Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of December 31, 2022 and 2021, our investment in such joint venture arrangements totaled $51.6 million and $57.1 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Consolidated Balance Sheets. The decrease from prior year was driven primarily by lot distributions from our joint venture arrangements during 2022 of $23.8 million offset, in part, by our cash contributions to our joint venture arrangements during 2022 of $20.1 million.
The majority of our investment in joint venture arrangements for both 2022 and 2021 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of December 31, 2022 and 2021, the Company had $45.9 million and $50.6 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of December 31, 2022 and 2021, the Company had $5.7 million and $6.5 million, respectively, of equity invested in LLCs. The Company’s percentage of ownership in these LLCs as of both December 31, 2022 and 2021 ranged from 25% to 50%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Consolidated Statements of Income. The Company’s equity in income relating to earnings from its LLCs was less than $0.1 million for the year ended December 31, 2022, $0.1 million for the year ended December 31, 2021 and $0.5 million for the year ended December 31, 2020. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of December 31, 2022 was the amount invested of $51.6 million, which is reported as Investment in Joint Venture Arrangements on our Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
As of both December 31, 2022 and 2021, the Company used a discount rate of 16% in determining the fair value of investments in joint venture arrangements. In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the joint venture arrangement; and (3) the intent and ability of the Company to retain its investment in the joint venture arrangements for a period of time sufficient to allow for any anticipated recovery in market value. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.
Variable Interest Entities
With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our Consolidated Financial Statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a variable interest entity (“VIE”) and (2) if we are the primary beneficiary of the entity. To determine whether we are the primary beneficiary of an entity, we consider whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. This analysis considers, among other things, whether we have: the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If we determine that we are not able to control such activities, we are not considered the primary beneficiary of the VIE. As of December 31, 2022 and 2021, we have determined that no LLC in which we have an interest met the requirements of a VIE.
NOTE 7. Guarantees and Indemnifications
Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability.  In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $360.4 million and $305.0 million were covered under these guarantees as of December 31, 2022 and 2021, respectively. The increase in loans covered by these guarantees from December 31, 2021 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at December 31, 2022, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets. M/I Financial estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience.  Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $2.4 million and $0.7 million at December 31, 2022 and 2021, respectively.
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
The Company recorded a liability relating to the guarantees described above totaling $0.7 million and $0.3 million at December 31, 2022 and 2021, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
The Company has also provided certain other guarantees and indemnities in connection with the purchase and development of land, including environmental indemnities, and guarantees of the completion of land development.  The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure.  Actual future costs associated with these guarantees and indemnities could differ materially from our current estimated amounts. At December 31, 2022 and 2021, guarantees and indemnities of $1.4 million and $2.5 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.

NOTE 8. Commitments and Contingencies
Warranty
Our warranty reserves are included in Other Liabilities in the Company’s Consolidated Balance Sheets, as further explained in Note 1 to our Consolidated Financial Statements.  A summary of warranty activity for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Warranty reserves, beginning of period	$29,728	$29,012	$26,420
Warranty expense on homes delivered during the period	21,936	20,877	17,913
Changes in estimates for pre-existing warranties	5,374	2,382	1,315
Charges related to stucco-related claims	—	—	860	(a)
Settlements made during the period	(24,136)	(22,543)	(17,496)
Warranty reserves, end of period	$32,902	$29,728	$29,012
(a)This represents charges of $1.6 million for additional stucco-related repair costs, net of $0.7 million of recoveries for past stucco-related claims, during 2020.
Performance Bonds and Letters of Credit
The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  At December 31, 2022, the Company had outstanding approximately $432.9 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through November, 2027. Included in this total are: (1) $329.8 million of performance and maintenance bonds and $86.9 million of performance letters of credit that serve as completion bonds for land development work in progress (letters of credit represent potential commitments and generally expire within one or two years); (2) $7.9 million of financial letters of credit, of which $7.4 million represent deposits on land and lot purchase agreements; (3) $4.9 million of financial bonds; and (4) $3.4 million of corporate notes. The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
Land Option Agreements

In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, using an analysis similar to that described above. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities in our Consolidated Inventory not Owned in our Consolidated Balance Sheets. At both December 31, 2022 and 2021, we have concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
Other than as described below in “Consolidated Inventory Not Owned and Related Obligation,” the Company currently believes that its maximum exposure as of December 31, 2022 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $72.1 million, including cash deposits of $55.7 million, prepaid acquisition costs of $5.7 million, letters of credit of $7.4 million and $3.3 million of other non-cash deposits.

At December 31, 2022, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $803.5 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Consolidated Inventory Not Owned and Related Obligation
At December 31, 2022 and December 31, 2021, Consolidated Inventory Not Owned was $17.0 million and $2.8 million, respectively. At December 31, 2022 and 2021, the corresponding liability of $17.0 million and $2.8 million, respectively, has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheets. The increase in this balance from December 31, 2021 is related primarily to an increase in the number of land purchase agreements that had deposits and prepaid acquisition and development costs that exceeded certain thresholds resulting in the remaining purchase price of the lots to be recorded in inventory not owned, as well as an increase in the aggregate purchase amount of land contracts with specific performance requirements.
Legal Matters
In addition to the legal proceedings related to stucco, the Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At both December 31, 2022 and 2021, we had $1.2 million reserved for legal expenses.
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
During the twelve months ended December 31, 2022, the Company’s operating ROU asset and operating lease liability increased by $9.5 million and $9.8 million, respectively, as a result of $17.0 million in additional leases and modifications to existing leases throughout the period (which is recorded within its Consolidated Statement of Cash Flows in the change in Other Assets and Other Liabilities), offset partially by $7.6 million of additional ROU asset amortization and $7.2 million of additional periodic lease expense. As of December 31, 2022, the Company’s ROU asset was $60.4 million and its operating lease liability had a balance of $61.3 million on its Consolidated Balance Sheets. The weighted-average remaining lease term was 10.9 years, and the weighted-average discount rate was 3.7%.

For the twelve months ended December 31, 2022, the Company had the following operating lease expense components:

(Dollars in thousands)
Operating lease expense	$9,023
Variable lease expense	4,371
Short-term lease expense	2,644
Total lease expense	$16,038
The following table presents a maturity analysis of our annual undiscounted cash flows reconciled to the carrying value of our operating lease liabilities as of December 31, 2022:

(Dollars in thousands)
2023	$10,876
2024	8,993
2025	6,772
2026	6,895
2027	5,726
Thereafter	36,682
Total lease payments	75,944
Less: Imputed interest	(14,634)
Total operating lease liability	$61,310
NOTE 10. Community Development District Infrastructure and Related Obligations
A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (the “Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to such CDD bond obligations issued and outstanding as of December 31, 2022 and 2021:

Issue Date	Maturity Date	Interest Rate	Principal Amount as of December 31, 2022 (in thousands)	Principal Amount as of December 31, 2021 (in thousands)
12/22/2017	5/1/2048	5.13%	$9,815	$9,815
9/24/2018	5/1/2049	5.09%	—	5,205
7/18/2019	5/1/2050	4.10%	4,705	4,705
10/29/2020	5/1/2051	3.80%	5,785	5,785
6/30/2021	5/1/2051	3.66%	6,135	6,135
10/5/2021	5/1/2052	3.59%	4,910	4,910
4/1/2022	5/1/2051	4.23%	3,750	—
4/1/2022	5/1/2053	4.24%	2,125	—
6/1/2022	5/1/2052	5.40%	5,010	—
6/1/2022	5/1/2053	5.40%	3,365	—
Total CDD bond obligations issued and outstanding			$45,600	$36,555
The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company recorded a $29.7 million and $20.1 million liability related to these CDD bond obligations as of December 31, 2022 and December 31, 2021, respectively, along with the related inventory infrastructure.
NOTE 11. Debt
Notes Payable - Homebuilding
On December 9, 2022, the Company entered into an amendment to the Credit Facility which, among other things (1) increased the commitments from lenders to $650 million from $550 million, (2) extended the maturity to December 9, 2026, (3) increased the accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $800 million, subject to obtaining additional commitments from lenders, (4) increased the sub-facility for letters of credit included in the Credit Facility to $250 million from $150 million, and (5) replaced LIBOR with SOFR as an interest rate bench mark (subject to a floor of 0.25%) and permitted the Company to select an index rate for each borrowing from multiple interest rate options, including one, three or six month adjusted term SOFR, plus a margin of 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s then applicable leverage ratio).
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $1.6 billion of availability for additional senior debt at December 31, 2022. As a result, the full $650 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At December 31, 2022, there were no borrowings outstanding and $94.9 million of letters of credit outstanding, leaving a net remaining borrowing availability of $555.1 million. The Credit Facility includes a $250 million sub-facility for letters of credit.
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
The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth ($1.3 billion at December 31, 2022 and subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company's number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures. At December 31, 2022, the Company was in compliance with all financial covenants of the Credit Facility.
Notes Payable - Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $200 million, which increased to $275 million from September 19, 2022 to November 13, 2022 and increased to $300 million from November 14, 2022 to February 6, 2023 (periods of increases in the volume of mortgage originations). The MIF Mortgage Warehousing Agreement expires on May 26, 2023. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month BSBY rate (adjusting daily) (subject to a floor of 0.25%) plus a spread of 190 basis points. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At December 31, 2022, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of

$90 million. The MIF Mortgage Repurchase Facility expires on October 23, 2023. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to One-Month Term SOFR (subject to an all-in floor of 2.375% or 2.75% based on the type of loan) and adjusts certain financial covenant limits, plus 150 or 200 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At December 31, 2022, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At December 31, 2022 and 2021, M/I Financial’s total combined maximum borrowing availability under the two credit facilities were $390.0 million and $325.0 million, respectively. At December 31, 2022 and December 31, 2021, M/I Financial had $245.7 million and $266.2 million outstanding on a combined basis under its credit facilities, respectively.
Senior Notes
As of both December 31, 2022 and 2021, we had $300.0 million of our 2030 Senior Notes outstanding. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year, and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As of both December 31, 2022 and 2021, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes on or after February 1, 2023 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 103.713% of the principal amount outstanding, but will decline to 102.475% of the principal amount outstanding if redeemed during the 12 month period beginning on February 1, 2024, will further decline to 101.238% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2025 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.

The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of December 31, 2022, the Company was in compliance with all terms, conditions, and covenants under the indenture.

The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of December 31, 2022, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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
The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $661.7 million and $487.5 million at December 31, 2022 and 2021, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Consolidated Balance Sheets, totaling $4.5 million as of December 31, 2021, which are comprised of notes payable acquired in the normal course of business. There were no other borrowings in Notes Payable - Other as of December 31, 2022.
Maturities over the next five years with respect to the Company’s debt as of December 31, 2022 are as follows:

Debt Maturities (In thousands)
2023	$245,741
2024	—
2025	—
2026	—
2027	—
Thereafter	700,000
Total	$945,741

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

The Company performed its annual goodwill impairment analysis via a quantitative test during the fourth quarter of 2022, and there was no impairment recorded at December 31, 2022. There were no indicators of impairment or impairment charges recorded at December 31, 2021.

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

NOTE 13. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In thousands, except per share amounts)	2022	2021	2020
NUMERATOR
Net income	$490,662	$396,868	$239,874
DENOMINATOR
Basic weighted average shares outstanding	27,876	29,092	28,610
Effect of dilutive securities:
Stock option awards	265	468	298
Deferred compensation awards	322	320	244
Diluted weighted average shares outstanding - adjusted for assumed conversions	28,463	29,880	29,152
Earnings per common share
Basic	$17.60	$13.64	$8.38
Diluted	$17.24	$13.28	$8.23
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	846	11	379

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
The Inflation Reduction Act (IRA) was enacted August 16, 2022 to address the high cost of prescription drugs, healthcare availability, climate change and inflation. The IRA extended the energy efficient homes credit through 2032 and, as a result, the Company recognized a $10.0 million year-to-date tax benefit during 2022. At December 31, 2022, the Company’s total deferred tax assets were $41.5 million which were offset by $23.5 million of total deferred tax liabilities for a $18.0 million net deferred tax asset which is reported on the Company’s Consolidated Balance Sheets.

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2022	2021
Deferred tax assets:
Warranty, insurance and other accruals	$11,446	$9,764
Equity-based compensation	2,097	1,430
Inventory	9,474	5,033
Operating lease liabilities	15,359	12,900
State taxes	421	335
Net operating loss carryforward	65	65
Deferred charges	2,656	809
Total deferred tax assets	$41,518	$30,336

Deferred tax liabilities:
Federal effect of state deferred taxes	$645	$373
Depreciation	7,185	6,139
Operating lease right-of-use assets	15,135	12,763
Prepaid expenses	534	810
Total deferred tax liabilities	$23,499	$20,085

Net deferred tax asset	$18,019	$10,251
The provision from income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Current:
Federal	$126,752	$93,869	$54,634
State	25,560	22,445	12,087
	$152,312	$116,314	$66,721

	Year Ended December 31,
(In thousands)	2022	2021	2020
Deferred:
Federal	$(6,740)	$(3,530)	$2,520
State	(1,027)	(538)	928
	$(7,767)	$(4,068)	$3,448
Total	$144,545	$112,246	$70,169
For 2022, 2021 and 2020, the Company’s effective tax rate was 22.76%, 22.05%, and 22.63%, respectively. Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated benefit from income taxes are as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Federal taxes at statutory rate	$133,393	$106,914	$65,109
State and local taxes – net of federal tax benefit	21,764	17,941	10,761
Equity Compensation	(166)	(2,334)	(1,322)
Federal tax credits	(10,001)	(12,676)	(7,182)
Other	(445)	2,401	2,803
Total	$144,545	$112,246	$70,169
The Company files income tax returns in the U.S. federal jurisdiction, and various states.  The Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2018.  The Company is audited from time to time, and if any adjustments are made, they would be either immaterial or reserved.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  At December 31, 2022, 2021 and 2020, we had no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits in prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change.
The Company had $0.1 million of state NOL carryforwards, net of the federal benefit, at December 31, 2022. Our state NOLs may be carried forward from one to 15 years, depending on the tax jurisdiction, with $0.1 million expiring between 2028 and 2032, absent sufficient state taxable income.
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
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Northern	Southern
Chicago, Illinois	Orlando, Florida
Cincinnati, Ohio	Sarasota, Florida
Columbus, Ohio	Tampa, Florida
Indianapolis, Indiana	Fort Myers/Naples, Florida
Minneapolis/St. Paul, Minnesota	Austin, Texas
Detroit, Michigan	Dallas/Fort Worth, Texas
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment, revenue, operating income and interest (income) expense for 2022, 2021 and 2020, as well as the Company’s income before income taxes for such periods:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Revenue:
Northern homebuilding	$1,714,236	$1,595,746	$1,256,405
Southern homebuilding	2,330,962	2,048,113	1,702,727
Financial services (a)	86,195	102,028	87,013
Total revenue	$4,131,393	$3,745,887	$3,046,145

Operating income (loss):
Northern homebuilding	$217,499	$211,958	$125,588
Southern homebuilding (b)	451,874	312,661	202,561
Financial services (a)	44,382	62,291	53,395
Less: Corporate selling, general and administrative expense	(76,304)	(68,614)	(62,283)
Total operating income (a) (b) (c)	$637,451	$518,296	$319,261

Interest expense (income):
Northern homebuilding	$(469)	$76	$2,465
Southern homebuilding	(1,447)	(464)	4,292
Financial services (a)	5,122	3,912	2,927
Corporate	(956)	(1,368)	—
Total interest expense	$2,250	$2,156	$9,684

Other income (d)	$(6)	$(2,046)	$(466)
Loss on early extinguishment of debt (e)	—	9,072	—

Income before income taxes	$635,207	$509,114	$310,043

Depreciation and amortization:
Northern homebuilding	$3,308	$3,407	$3,342
Southern homebuilding	2,790	3,644	4,468
Financial services	2,178	2,227	3,034
Corporate	8,898	7,637	6,734
Total depreciation and amortization	$17,174	$16,915	$17,578
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.
(b)Includes a $0.9 million net charge for stucco-related repair costs in certain of our Florida communities (as more fully discussed in Note 8 to our Consolidated Financial Statements) taken during 2020.
(c)For the years ended December 31, 2022 and 2020, total operating income was reduced by $18.4 million and $8.4 million, respectively, related to asset impairment charges taken during the period.
(d)Other income is comprised of the gain on the sale of a non-operating asset during the fourth quarter of 2021 as well as equity in income from joint venture arrangements.
(e)Loss on early extinguishment of debt relates to the early redemption of our 5.625% senior notes due 2025 (the “2025 Senior Notes”) during the third quarter of 2021, consisting of a prepayment premium due to early redemption and a write-off of unamortized debt issuance costs.

The following tables show total assets by segment at December 31, 2022 and 2021:

	December 31, 2022
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,138	$47,601		$—	$55,739
Inventory (a)	1,100,472	1,672,391		—	2,772,863
Investments in joint venture arrangements	—	51,554		—	51,554
Other assets	38,265	103,182	(b)	693,320	834,767
Total assets	$1,146,875	$1,874,728		$693,320	$3,714,923

	December 31, 2021
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,123	$48,795		$—	$52,918
Inventory (a)	987,258	1,412,258		—	2,399,516
Investments in joint venture arrangements	—	57,121		—	57,121
Other assets	37,527	63,844	(b)	628,927	730,298
Total assets	$1,028,908	$1,582,018		$628,927	$3,239,853
(a)Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.
NOTE 16. Share Repurchase Program
On July 28, 2021, the Company announced that its Board of Directors authorized the 2021 Share Repurchase Program pursuant to which the Company may purchase up to $100 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. On February 17, 2022, the Company announced that its Board of Directors approved an increase to its 2021 Share Repurchase Program by an additional $100 million. During the year ended December 31, 2022, the Company repurchased 1.2 million outstanding common shares at an aggregate purchase price of $55.3 million under the 2021 Share Repurchase Program. The Company did not repurchase any shares during the fourth quarter of 2022. During the year ended December 31, 2021, the Company repurchased 0.8 million outstanding common shares at an aggregate purchase price of $51.5 million under the 2021 Share Repurchase Program. As of December 31, 2022, $93.1 million remained available for repurchases under the 2021 Share Repurchase Program. The timing, amount and other terms and conditions of any additional repurchases under the 2021 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, corporate considerations, general market and economic conditions and legal requirements. The 2021 Share Repurchase Program does not have an expiration date and the Board may modify, discontinue or suspend it at any time.

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
The Company’s management, with the participation of the principal executive officer and the principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 81 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.OTHER INFORMATION
None.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of M/I Homes, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 17, 2023, expressed an unqualified opinion on those financial statements.

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
February 17, 2023

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

Item 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2022 with respect to the common shares issuable under the Company's equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	2,375,719	(1)	$40.33	(2)	2,005,352	(3)
Equity compensation plans not approved by shareholders	55,670	(4)	—		—
Total	2,431,389		$40.33		2,005,352
(1)Consists of the 2018 Long-Term Incentive Plan (“2018 LTIP”) (1,570,400 outstanding stock options, 65,500 outstanding director stock units, 55,565 outstanding director restricted stock units and 165,395 outstanding performance share units (“PSU’s”) (assuming the maximum number of PSU’s will be earned)), the 2009 Long-Term Incentive Plan (“2009 LTIP”) (448,300 outstanding stock options and 62,500 outstanding director stock units), which plan was terminated in May 2018, and the 2006 Director Equity Incentive Plan (“2006 Director Plan”) (8,059 outstanding director stock units), which plan was terminated in May 2009.
(2)The weighted average exercise price relates to the stock options granted under the 2018 LTIP and the 2009 LTIP.  The weighted average exercise price does not take into account the director stock units granted under the 2018 LTIP, the 2009 LTIP and the 2006 Director Plan or the PSU’s granted under the 2018 LTIP because the director stock units and the PSU’s are full value awards and have no exercise price. The director stock units and the PSU’s (if earned) will be settled at a future date in common shares on a one-for-one basis without the payment of any exercise price.
(3)Represents the aggregate number of common shares remaining available for issuance under the 2018 LTIP. Pursuant to the terms of the 2018 LTIP, and subject to certain adjustments provided therein, the aggregate number of common shares with respect to which awards may be granted under the 2018 LTIP is 4,243,947 common shares plus any common shares subject to outstanding awards under the 2009 LTIP as of May 8, 2018 that on or after May 8, 2018 cease for any reason to be subject to such awards other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable common shares. Pursuant to the terms of the 2018 LTIP, upon the grant of a full value award thereunder (including director stock units and PSU’s), we reduce the number of common shares available for issuance under the 2018 LTIP by an amount equal to the number of shares subject to the award multiplied by 1.50.
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

The remaining information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders.

PART IV

Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.
(1) The following financial statements are contained in Item 8:
Page in this report

Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	48
Consolidated Statements of Income for the Years Ended December 31, 2022, 2021, and 2020	50
Consolidated Balance Sheets as of December 31, 2022 and 2021	51
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020	52
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	53
Notes to Consolidated Financial Statements	54

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

4.3	Form of 4.95% Senior Notes due 2028 incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 22, 2020.

4.4
Description of M/I Homes, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

4.5
Indenture, dated as of August 23, 2021, by and among M/I Homes, Inc., the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.’s 3.95% Senior Notes due 2030, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 23, 2021.

4.6	Form of 3.95% Senior Notes due 2030 incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 23, 2021.

4.7
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

10.7
Fifth Amendment to Credit Agreement, dated February 16, 2022, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.X to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

10.8
Sixth Amendment to Credit Agreement, dated December 9, 2022, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2022.

10.9
Commitment Increase Activation Notice dated August 28, 2015, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2015.

10.10
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

10.12
Third Amended and Restated Mortgage Warehousing Agreement, dated May 27, 2022, by and among M/I Financial, LLC, as borrower, Comerica Bank, as agent, and Comerica Bank, The Huntington National Bank, and BMO Harris Bank N.A., as lenders, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2022.

10.13
Second Amended and Restated Master Repurchase Agreement dated as of October 30, 2017 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.14
First Amendment to Second Amended and Restated Master Repurchase Agreement effective as of October 29, 2018 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.15
Second Amendment to Second Amended and Restated Master Repurchase Agreement effective as of October 28, 2019 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

10.16
Third Amendment to Second Amended and Restated Master Repurchase Agreement effective as of October 26, 2020 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.17
Fourth Amendment to Second Amended and Restated Master Repurchase Agreement effective as of October 25, 2021 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

10.18
Fifth Amendment to Second Amended and Restated Master Repurchase Agreement effective as of October 24, 2022 by and between M/I Financial and Webster Bank, N.A. (successor by merger to Sterling National Bank), incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

10.19*
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

10.23*
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

10.29*	M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2018.

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

10.32*
Form of Performance Share Unit Award Agreement under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2019.

10.33*
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

(c) Financial statement schedules

None required.

Item 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of February 2023.

M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of February 2023.

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

BRUCE A. SOLL*
Bruce A. Soll
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