Form 10-Q
period 2023-03-31
M/I HOMES, INC.
filed 2023-04-28
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023

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
Common shares, par value $.01 per share: 27,829,416 shares outstanding as of April 26, 2023.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	March 31, 2023	December 31, 2022
	(unaudited)

ASSETS:
Cash, cash equivalents and restricted cash	$542,564	$311,542
Mortgage loans held for sale	226,629	242,539
Inventory	2,657,409	2,828,602
Property and equipment - net	37,419	37,446
Investment in joint venture arrangements	49,031	51,554
Operating lease right-of-use assets	59,787	60,416
Deferred income tax asset	18,019	18,019
Goodwill	16,400	16,400
Other assets	155,112	148,405
TOTAL ASSETS	$3,762,370	$3,714,923

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$208,426	$228,597
Customer deposits	97,800	93,118
Operating lease liabilities	60,763	61,310
Other liabilities	249,055	276,217
Community development district obligations	27,060	29,701
Obligation for consolidated inventory not owned	19,648	17,048
Notes payable bank - financial services operations	223,618	245,741
Senior notes due 2028 - net	396,298	396,105
Senior notes due 2030 - net	296,487	296,361
TOTAL LIABILITIES	$1,579,155	$1,644,198

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both March 31, 2023 and December 31, 2022; issued 30,137,141 shares at both March 31, 2023 and December 31, 2022	$301	$301
Additional paid-in capital	349,988	352,639
Retained earnings	1,939,049	1,835,983
Treasury shares - at cost - 2,421,525 and 2,697,058 shares at March 31, 2023 and December 31, 2022, respectively	(106,123)	(118,198)
TOTAL SHAREHOLDERS’ EQUITY	$2,183,215	$2,070,725
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,762,370	$3,714,923

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share amounts)	2023	2022

Revenue	$1,000,530	$860,811
Costs and expenses:
Land and housing	765,904	647,702
General and administrative	50,960	48,783
Selling	49,080	41,421
Other income	(7)	(16)
Interest (income) expense	(1,389)	671
Total costs and expenses	$864,548	$738,561

Income before income taxes	135,982	122,250

Provision for income taxes	32,916	30,411

Net income	$103,066	$91,839
Earnings per common share:
Basic	$3.73	$3.23
Diluted	$3.64	$3.16

Weighted average shares outstanding:
Basic	27,602	28,424
Diluted	28,305	29,072

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2023

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2022	27,440,083	$301	$352,639	$1,835,983	$(118,198)	$2,070,725
Net income	—	—	—	103,066	—	103,066
Stock options exercised	218,066	—	(3,118)	—	9,557	6,439
Stock-based compensation expense	—	—	2,023	—	—	2,023
Deferral of executive and director compensation	—	—	962	—	—	962
Executive and director deferred compensation distributions	57,467	—	(2,518)	—	2,518	—
Balance at March 31, 2023	27,715,616	$301	$349,988	$1,939,049	$(106,123)	$2,183,215

Three Months Ended March 31, 2022

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2021	28,499,630	$301	$347,452	$1,345,321	$(68,890)	$1,624,184
Net income	—	—	—	91,839	—	91,839
Stock options exercised	8,600	—	(164)	—	370	206
Stock-based compensation expense	—	—	1,831	—	—	1,831
Repurchase of common shares	(310,000)	—	—	—	(15,393)	(15,393)
Deferral of executive and director compensation	—	—	1,022	—	—	1,022
Executive and director deferred compensation distributions	90,553	—	(3,850)	—	3,850	—
Balance at March 31, 2022	28,288,783	$301	$346,291	$1,437,160	$(80,063)	$1,703,689

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
OPERATING ACTIVITIES:
Net income	$103,066	$91,839
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income from joint venture arrangements	(7)	(16)
Mortgage loan originations	(494,461)	(479,781)
Proceeds from the sale of mortgage loans	514,346	549,025
Fair value adjustment of mortgage loans held for sale	(3,975)	5,956
Capitalization of originated mortgage servicing rights	(1,390)	(3,583)
Amortization of mortgage servicing rights	523	300
Depreciation	3,214	3,244
Amortization of debt issue costs	660	644
Loss on sale of mortgage servicing rights	—	176
Stock-based compensation expense	2,023	1,831
Change in assets and liabilities:
Inventory	175,316	(129,295)
Other assets	(4,564)	(25,025)
Accounts payable	(20,171)	36,882
Customer deposits	4,682	23,818
Accrued compensation	(38,969)	(31,746)
Other liabilities	11,206	25,057
Net cash provided by operating activities	251,499	69,326

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,079)	(1,205)
Investment in joint venture arrangements	(2,714)	(5,429)
Net cash used in investing activities	(4,793)	(6,634)

FINANCING ACTIVITIES:
Net repayments of bank borrowings - financial services operations	(22,123)	(62,510)
Principal repayments of notes payable - other and community development district bond obligations	—	(2,677)
Repurchase of common shares	—	(15,393)
Debt issue costs	—	(80)
Proceeds from exercise of stock options	6,439	206
Net cash used in financing activities	(15,684)	(80,454)
Net increase (decrease) in cash, cash equivalents and restricted cash	231,022	(17,762)
Cash, cash equivalents and restricted cash balance at beginning of period	311,542	236,368
Cash, cash equivalents and restricted cash balance at end of period	$542,564	$218,606

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$6,176	$7,895
Income taxes	$838	$993

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(2,641)	$(3,323)
Consolidated inventory not owned	$2,600	$60
Distribution of single-family lots from joint venture arrangements	$5,244	$5,257

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The financial statements include the accounts of the Company. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated joint ventures, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2022 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC.

Significant Accounting Policies

There have been no significant changes to our significant accounting policies during the quarter ended March 31, 2023 as compared to those disclosed in our 2022 Form 10-K.
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
A summary of the Company’s inventory as of March 31, 2023 and December 31, 2022 is as follows:

(In thousands)	March 31, 2023	December 31, 2022
Single-family lots, land and land development costs	$1,279,673	$1,294,779
Land held for sale	17,959	3,331
Homes under construction	1,190,519	1,366,804
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2023 - $10,693; December 31, 2022 - $10,371)	63,640	61,200
Community development district infrastructure	27,060	29,701
Land purchase deposits	58,910	55,739
Consolidated inventory not owned	19,648	17,048
Total inventory	$2,657,409	$2,828,602

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.

Homes under construction include homes that are in various stages of construction. As of March 31, 2023 and December 31, 2022, we had 1,551 homes (with a carrying value of $316.2 million) and 1,827 homes (with a carrying value of $431.7 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $27.1 million liability and a $29.7 million liability related to these CDD bond obligations as of March 31, 2023 and December 31, 2022, respectively, along with the related inventory infrastructure.

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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  A summary of capitalized interest for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Capitalized interest, beginning of period	$29,675	$24,343
Interest capitalized to inventory	9,024	8,791
Capitalized interest charged to land and housing costs and expenses	(8,090)	(7,327)
Capitalized interest, end of period	$30,609	$25,807

Interest incurred	$7,635	$9,462
NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of March 31, 2023 and December 31, 2022, our investment in such joint venture arrangements totaled $49.0 million and $51.6 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $2.6 million decrease during the three-month period ended March 31, 2023 was driven primarily by lot distributions from our joint venture arrangements of $5.2 million, offset, in part, by our cash contributions to our joint venture arrangements during the first quarter of 2023 of $2.7 million.
The majority of our investment in joint venture arrangements for both March 31, 2023 and December 31, 2022 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of March 31, 2023 and December 31, 2022, the Company had $43.4 million and $45.9 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of March 31, 2023 and December 31, 2022, the Company had $5.7 million and $5.6 million, respectively, of equity invested in

LLCs. The Company’s percentage of ownership in these LLCs as of both March 31, 2023 and December 31, 2022 ranged from 25% to 50%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. The Company’s equity in income relating to earnings from its LLCs was less than $0.1 million for both the three months ended March 31, 2023 and 2022. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of March 31, 2023 was the amount invested of $49.0 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
The Company assesses its investments in unconsolidated LLCs for recoverability on a quarterly basis. See Note 4 to our financial statements for additional details relating to our procedures for evaluating our investments for impairment.
Variable Interest Entities
With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our consolidated financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. See Note 1, “Summary of Significant Accounting Policies - Variable Interest Entities” in the Company’s 2022 Form 10-K for additional information regarding the Company’s methodology for evaluating entities for consolidation.
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the 2022 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both March 31, 2023 and December 31, 2022, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of our mortgage servicing rights were $16.7 million at March 31, 2023. At December 31, 2022, both the carrying value and fair value of our mortgage servicing rights were $15.8 million.
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

The table below shows the notional amounts of our financial instruments at March 31, 2023 and December 31, 2022:

Description of Financial Instrument (in thousands)	March 31, 2023	December 31, 2022
Whole loan contracts and related committed IRLCs	$1,683	$—
Uncommitted IRLCs	250,065	262,529
FMBSs related to uncommitted IRLCs	259,000	341,088
Whole loan contracts and related mortgage loans held for sale	16,576	16,507
FMBSs related to mortgage loans held for sale	212,000	232,518
Mortgage loans held for sale covered by FMBSs	215,420	233,378

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Description (in thousands)	2023	2022
Mortgage loans held for sale	$3,975	$(5,956)
Forward sales of mortgage-backed securities	1,235	13,560
Interest rate lock commitments	3,498	(7,229)
Whole loan contracts	(380)	125
Total gain recognized	$8,328	$500

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	March 31, 2023		March 31, 2023
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$1,770
Interest rate lock commitments	Other assets	4,284	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	757
Total fair value measurements		$4,284		$2,527

	Asset Derivatives		Liability Derivatives
	December 31, 2022		December 31, 2022
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$3,005
Interest rate lock commitments	Other assets	787	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	377
Total fair value measurements		$787		$3,382
Assets Measured on a Non-Recurring Basis
Inventory. The Company assesses inventory for recoverability on a quarterly basis based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. Determining the fair value of a community’s inventory involves a number of variables, estimates and projections, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Inventory” in the 2022 Form 10-K for additional information regarding the Company’s methodology for determining fair value.
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three months ended March 31, 2023 and 2022, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the 2022 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three months ended March 31, 2023 and 2022, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2023 and December 31, 2022. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		March 31, 2023		December 31, 2022
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$542,564	$542,564	$311,542	$311,542
Mortgage loans held for sale	Level 2	226,629	226,629	242,539	242,539
Interest rate lock commitments	Level 2	4,284	4,284	787	787
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	—	—
Notes payable - financial services operations	Level 2	223,618	223,618	245,741	245,741
Senior notes due 2028 (a)	Level 2	400,000	370,000	400,000	353,500
Senior notes due 2030 (a)	Level 2	300,000	255,000	300,000	240,750
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	757	757	377	377
Forward sales of mortgage-backed securities	Level 2	1,770	1,770	3,005	3,005
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at March 31, 2023 and December 31, 2022:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole Loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2028 and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at March 31, 2023 and December 31, 2022. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.

Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended March 31, 2023 under the Company’s $650 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the secured overnight financing rate (“SOFR”) plus a margin of 175 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC, a 100%-owned subsidiary of M/I Homes, Inc. (“M/I Financial”), is a party to two credit agreements: (1) a $200 million secured mortgage warehousing agreement, dated May 27, 2022 (the “MIF Mortgage Warehousing Agreement”); and (2) a $90 million mortgage repurchase agreement, dated October 30, 2017, as amended most recently on October 24, 2022 (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the first quarter of 2023 fluctuated with SOFR or BSBY, as applicable. See Note 8 to our financial statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $493.5 million and $360.4 million were covered under these guarantees as of March 31, 2023 and December 31, 2022, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at March 31, 2023, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $1.9 million and $2.4 million at March 31, 2023 and December 31, 2022, respectively.
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
The Company recorded a liability relating to the guarantees described above totaling $0.6 million and $0.7 million at March 31, 2023 and December 31, 2022, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
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
A summary of warranty activity for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Warranty reserves, beginning of period	$32,902	$29,728
Warranty expense on homes delivered during the period	5,373	4,559
Changes in estimates for pre-existing warranties	643	272
Settlements made during the period	(5,725)	(5,087)
Warranty reserves, end of period	$33,193	$29,472

Performance Bonds and Letters of Credit

At March 31, 2023, the Company had outstanding approximately $388.8 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through November 2027. Included in this total are: (1) $307.1 million of performance and maintenance bonds and $69.6 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $4.0 million of financial letters of credit, of which $3.5 million represent deposits on land and lot purchase agreements; (3) $4.8 million of financial bonds; and (4) $3.3 million of corporate notes.

Land Option Contracts and Other Similar Contracts

At March 31, 2023, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $824.6 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters
The Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At both March 31, 2023 and December 31, 2022, we had $1.2 million reserved for legal expenses.
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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis via a quantitative test during the fourth quarter of 2022, and there was no impairment recorded at December 31, 2022. At March 31, 2023, no indicators for impairment existed and therefore no impairment was recorded. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen or other events occur that could impact the fair value of the reporting unit.
NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $650 million and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $800 million, subject to obtaining additional commitments from lenders. The Credit Facility matures on December 9, 2026. Interest on amounts borrowed under the Credit Facility is payable at multiple interest rate options including one, three or six month adjusted term SOFR (subject to a floor of 0.25%) plus a margin of 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio). The Credit Facility also contains certain financial covenants. At March 31, 2023, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $1.69 billion of availability for additional senior debt at March 31, 2023. As a result, the full $650 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At March 31, 2023, there were no borrowings outstanding and $73.6 million of letters of credit outstanding, leaving a net remaining borrowing availability of $576.4 million. The Credit Facility includes a $250 million sub-facility for letters of credit.
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
Notes Payable - Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $200 million, which increased to $275 million from September 19, 2022 to November 13, 2022 and increased to $300 million from November 14, 2022 to February 6, 2023, which are periods of expected increases in the volume of mortgage originations. The MIF Mortgage Warehousing Agreement expires on May 26, 2023. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month BSBY rate (adjusting daily subject to a floor of 0.25%) plus a spread of 190 basis points. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At March 31, 2023, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $90 million. The MIF Mortgage Repurchase Facility expires on October 23, 2023. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to One-Month Term SOFR (subject to an all-in floor of 2.375% or 2.75% based on the type of loan) and adjusts certain financial covenant limits, plus 150 or 200 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At March 31, 2023, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At March 31, 2023 and December 31, 2022, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $290.0 million and $390.0 million, respectively. At March 31, 2023 and December 31, 2022, M/I Financial had $223.6 million and $245.7 million, respectively, in borrowings outstanding on a combined basis under its credit facilities.
Senior Notes
As of both March 31, 2023 and December 31, 2022, we had $300.0 million of our 2030 Senior Notes outstanding. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year, and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As of both March 31, 2023 and December 31, 2022, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price is currently 103.713% of the principal amount outstanding, but will decline to 102.475% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2024, will further decline to 101.238% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2025 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.
The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of March 31, 2023, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of March 31, 2023, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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

The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $708.2 million at March 31, 2023 and $661.7 million at December 31, 2022. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors (see Note 12 to our financial statements for more information).

NOTE 9. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2023	2022
NUMERATOR
Net income	$103,066	$91,839
DENOMINATOR
Basic weighted average shares outstanding	27,602	28,424
Effect of dilutive securities:
Stock option awards	378	336
Deferred compensation awards	325	312
Diluted weighted average shares outstanding	28,305	29,072
Earnings per common share:
Basic	$3.73	$3.23
Diluted	$3.64	$3.16
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	266	434
NOTE 10. Income Taxes
The Inflation Reduction Act (IRA) was enacted on August 16, 2022 to address the high cost of prescription drugs, healthcare availability, climate change and inflation. The IRA extended the energy efficient homes credit through 2032 and, as a result, the Company recognized an $0.9 million tax benefit during the first quarter of 2023.

During the three months ended March 31, 2023 and 2022, the Company recorded a tax provision of $32.9 million and $30.4 million, respectively, which reflects income tax expense related to income before income taxes for the periods. The effective tax rate for the three months ended March 31, 2023 and 2022 was 24.2% and 24.9%, respectively. The decrease in the effective rate from the three months ended March 31, 2023 was primarily attributable to an increase in tax benefit from energy efficient home credits during the first quarter of 2023.

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
The homebuilding operating segments that comprise each of our reportable segments are as follows:

Northern	Southern
Chicago, Illinois	Ft. Myers/Naples, Florida
Cincinnati, Ohio	Orlando, Florida
Columbus, Ohio	Sarasota, Florida
Indianapolis, Indiana	Tampa, Florida
Minneapolis/St. Paul, Minnesota	Austin, Texas
Detroit, Michigan	Dallas/Fort Worth, Texas
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment, revenue, operating income (loss) and interest (income) expense for the three months ended March 31, 2023 and 2022, as well as the Company’s income before income taxes for such periods:

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenue:
Northern homebuilding	$382,730	$353,786
Southern homebuilding	592,519	482,914
Financial services (a)	25,281	24,111
Total revenue	$1,000,530	$860,811

Operating income (loss):
Northern homebuilding	$39,160	$40,216
Southern homebuilding	97,612	84,293
Financial services (a)	14,968	13,933
Less: Corporate selling, general and administrative expense	(17,154)	(15,537)
Total operating income	$134,586	$122,905

Interest (income) expense:
Northern homebuilding	$(46)	$—
Southern homebuilding	(2)	(2)
Financial services (a)	2,327	878
Corporate	(3,668)	(205)
Total interest (income) expense	$(1,389)	$671

Other income	$(7)	$(16)

Income before income taxes	$135,982	$122,250
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

The following tables show total assets by segment at March 31, 2023 and December 31, 2022:

	March 31, 2023
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,057	$50,853		$—	$58,910
Inventory (a)	996,537	1,601,962		—	2,598,499
Investments in joint venture arrangements	—	49,031		—	49,031
Other assets	43,358	112,146	(b)	900,426	1,055,930
Total assets	$1,047,952	$1,813,992		$900,426	$3,762,370

	December 31, 2022
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,138	$47,601		$—	$55,739
Inventory (a)	1,100,472	1,672,391		—	2,772,863
Investments in joint venture arrangements	—	51,554		—	51,554
Other assets	38,265	103,182	(b)	693,320	834,767
Total assets	$1,146,875	$1,874,728		$693,320	$3,714,923
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

Pursuant to the 2021 Share Repurchase Program, the Company may purchase up to $200 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. The timing, amount and other terms and conditions of any additional repurchases under the 2021 Share Repurchase Program will be based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements. The 2021 Share Repurchase Program does not have an expiration date and the Board may modify, discontinue or suspend it at any time.

The Company did not repurchase any outstanding common shares during the first quarter of 2023. As of March 31, 2023, $93.1 million remained available for repurchases under the 2021 Share Repurchase Program.
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
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Housing	$974,946	$833,163
Land sales	303	3,537
Financial services (a)	25,281	24,111
Total revenue	$1,000,530	$860,811
(a)Revenue includes hedging gains of $4.2 million and $8.2 million for the three months ended March 31, 2023 and 2022, respectively. Hedging gains/losses do not represent revenue recognized from contracts with customers.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 97% of our total revenues for the three months ended March 31, 2023 and 2022, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.
NOTE 14. Stock-Based Compensation
The Company maintains the M/I Homes, Inc. 2018 Long-Term Incentive Plan (the “2018 LTIP”), an equity compensation plan administered by the Compensation Committee of our Board of Directors. Under the 2018 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards (awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of our common shares), and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the 2018 LTIP authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 4,217,436 common shares, of which 1,338,412 remain available for grant at March 31, 2023.

The 2018 LTIP replaced the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the “2009 LTIP”), which was terminated immediately following our 2018 Annual Meeting of Shareholders. Awards outstanding under the 2009 LTIP Plan remain in effect in accordance with their respective terms.
Stock Options
On February 15, 2023, the Company awarded certain of its employees 487,500 (in the aggregate) nonqualified stock options at an exercise price of $58.73 (the closing price of our common shares on the New York Stock Exchange on such date) and a fair value of $24.67 that vest ratably over a five-year period. Total stock-based compensation expense related to stock option awards that has been charged against income relating to the 2018 LTIP was $2.0 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively.  As of March 31, 2023, there was a total of $23.3 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 2.5 years.
Performance Share Unit Awards
On February 15, 2023, February 17, 2022 and February 16, 2021, the Company awarded its executive officers (in the aggregate) a target number of performance share units (“PSU’s”) equal to 27,243, 33,619 and 30,875 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”). The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative annual pre-tax income from operations, excluding extraordinary items, as defined in the underlying award agreements with the executive officers, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $58.73 and $64.45 for the 2023 PSU’s, respectively, $47.59 and $50.51 for the 2022 PSU’s, respectively, and $51.82 and $56.44 for the 2021 PSU’s, respectively. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized less than $0.1 million in stock-based compensation expense during the first quarter of 2023 related to the Market Condition portion of the 2023, 2022 and 2021 PSU awards. There was a total of $0.3 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2023, 2022 and 2021 PSU awards as of March 31, 2023.
For the portion of the PSU’s subject to the Performance Condition, we recognize stock-based compensation expense on a straight-line basis over the Performance Period based on the probable outcome of the related Performance Condition. Otherwise, stock-based compensation expense recognition is deferred until probability is attained and a cumulative stock-based compensation expense adjustment is recorded and recognized ratably over the remaining service period. The Company reassesses the probability of the satisfaction of the Performance Condition on a quarterly basis, and stock-based compensation expense is adjusted based on the portion of the requisite service period that has passed. As of March 31, 2023, the Company had not recognized any stock-based compensation expense related to the Performance Condition portion of the 2023 and 2022 PSU awards. If the Company achieves the minimum performance levels for the Performance Conditions to be met for the 2023 and 2022 PSU awards, the Company would record unrecognized stock-based compensation expense of $1.0 million as of March 31, 2023, for which $0.3 million would be immediately recognized had attainment been probable at March 31, 2023. The Company recognized a total of $0.2 million of stock-based compensation expense related to the Performance Condition portion of the 2021 PSU awards during the first quarter of 2023 based on the probability of attaining the respective performance conditions. The Company has a total of $0.5 million of unrecognized stock-based compensation expense for the 2021 PSU awards as of March 31, 2023.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 145,600 homes since commencing homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Ft. Myers/Naples, Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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
FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors, including, without limitation, factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities, construction defects, product liability and warranty claims and various governmental rules and regulations.  See “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), as the same may be updated from time to time in our subsequent filings with the SEC, for more information regarding those risk factors.
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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and assumptions on historical experience and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and assumptions and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.  See Note 1 (Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2022 Form 10-K for additional information about our accounting policies.
We believe that there have been no significant changes to our critical accounting policies during the quarter ended March 31, 2023 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Form 10-K.
RESULTS OF OPERATIONS
Our reportable segments are: Northern homebuilding; Southern homebuilding; and financial services operations. The homebuilding operating segments that comprise each of our reportable segments are as follows:

Northern	Southern
Chicago, Illinois	Ft. Myers/Naples, Florida
Cincinnati, Ohio	Orlando, Florida
Columbus, Ohio	Sarasota, Florida
Indianapolis, Indiana	Tampa, Florida
Minneapolis/St. Paul, Minnesota	Austin, Texas
Detroit, Michigan	Dallas/Fort Worth, Texas
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee
Overview
During the first quarter of 2023, we continued to experience weaker homebuyer demand compared to the same period last year as a result of the uncertain macroeconomic conditions that began to significantly impact the broader U.S. economy during the second half of 2022, particularly the historic rise in mortgage interest rates and the high rate of inflation not experienced since the 1970s. We believe that these conditions caused many potential homebuyers to postpone their homebuying decisions. Although mortgage interest rates continue to fluctuate, the average 30-year fixed mortgage interest rate has hovered around 7% during the first quarter of 2023. These conditions negatively impacted our overall new contracts during the first quarter of 2023 due to a softer demand environment compared to prior year, resulting in a 14% decline in new contracts.

We believe that potential homebuyers are adjusting to higher interest rates and cautiously reentering the housing market despite continuing affordability and economic recession concerns. We also believe that the incentives and price reductions we have offered in certain locations as well as seasonal trends have further encouraged demand. We continue to believe long-term housing market fundamentals remain strong, including favorable demographics and a limited supply of new and resale inventory.

Despite the challenges impacting the homebuilding industry, we achieved the following results during the first quarter of 2023 in comparison to the first quarter of 2022:
•Revenue increased 16% to $1.00 billion (a first quarter record)
•Average sales price of homes delivered increased 6% to $486,000 (a first quarter record)
•Number of homes delivered increased 10% to 2,007 homes (second highest first quarter in Company history)
•Income before income taxes increased 11% to $136.0 million (a first quarter record)
•Net income increased 12% to $103.1 million (a first quarter record)
•Shareholders’ equity of $2.18 billion (a record high for the Company)

These increases reflect the strong demand for our homes that existed through the first half of 2022, as many of the homes delivered in the first quarter of 2023 were placed under contract prior to the softening of demand in the latter half of 2022.

Our company-wide absorption pace of sales per community for the first quarter of 2023 declined to 3.7 per month compared to 4.8 per month for the prior year’s first quarter as a result of increased average community count to 198 for the first quarter of 2023 from 176 for the first quarter of 2022 and the decrease in the number of new contracts during the quarter compared to prior year. We plan to open a number of new communities in 2023, increasing our community count by approximately 15% from the end of 2022. However, given the uncertainty in the housing market as a result of current economic conditions, we may choose to delay the development and opening of some new communities to match homebuyer demand in the remainder of 2023.

Summary of Company Financial Results

Income before income taxes for the first quarter of 2023 increased 11% from $122.3 million in the first quarter of 2022 to a first quarter record $136.0 million in 2023. We also achieved first quarter record net income of $103.1 million, or $3.64 per diluted share, in 2023's first quarter, compared to net income of $91.8 million, or $3.16 per diluted share, in 2022's first quarter. Our effective tax rate was 24.2% in 2023’s first quarter compared to 24.9% in 2022.
During the quarter ended March 31, 2023, we recorded first quarter record total revenue of $1.00 billion, of which $974.9 million was from homes delivered, $0.3 million was from land sales and $25.3 million was from our financial services operations. Revenue from homes delivered increased 17% in 2023's first quarter compared to the same period in 2022 driven primarily by a 6% increase in the average sales price of homes delivered ($29,000 per home delivered) and a 10% increase in the number of homes delivered (184 units). The increases were due primarily to the robust consumer demand in early 2022 when the majority of our homes delivered during the quarter were placed under contract. Revenue from land sales decreased $3.2 million from the first quarter of 2022 due to fewer land sales in the current year period compared to prior year. Revenue from our financial services segment increased 5% to $25.3 million in the first quarter of 2023 as a result of an increase in the average loan amount and slightly higher margins on loans sold during the period compared to the first quarter of 2022, offset partially by a decrease in loans closed compared to the first quarter of 2023.
Total gross margin (total revenue less total land and housing costs) increased $21.5 million in the first quarter of 2023 compared to the first quarter of 2022 as a result of a $20.3 million improvement in the gross margin of our homebuilding operations (housing gross margin and land sales gross margin) and a $1.2 million increase in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) increased $21.3 million primarily as a result of the 6% increase in average sales price of homes delivered and the 10% increase in the number of homes delivered. Our housing gross margin percentage declined 110 basis points from 22.6% in prior year's first quarter to 21.5% in 2023's first quarter, primarily as a result of increased construction and lot costs, offset partially by the increase in average sales price of homes delivered compared to prior year. Our housing gross margin may fluctuate from quarter to quarter depending on the mix of communities delivering homes due to the variation in margin between different communities. Our gross margin on land sales (land sale gross margin) declined $1.0 million in the first quarter of 2023 compared to the first quarter of 2022 as a result of fewer land sales in the current year first quarter compared to the prior year. The gross margin of our financial services operations increased $1.2 million in the first quarter of 2023 compared to the first quarter of 2022 as a result of slightly higher margins on loans sold and an increase in the average loan amount during the first quarter of 2023 compared to the first quarter of 2022, partially offset by a decrease in the number of loan originations.
Headwinds from supply chain issues and regulatory delays have impacted development completions and model openings which have delayed planned community openings. We opened 19 new communities during the first quarter of 2023 and closed 15 communities.

For the three months ended March 31, 2023, selling, general and administrative expense increased $9.8 million, which partially offset the increase in our total gross margin discussed above, but improved as a percentage of revenue from 10.5% in the first quarter of 2022 to 10.0% in the first quarter of 2023 (a first quarter record). Selling expense increased $7.6 million from 2022's first quarter and increased as a percentage of revenue to 4.9% in 2023's first quarter from 4.8% for the same period in 2022. Variable selling expense for sales commissions contributed $6.5 million to the increase due to the higher number of homes delivered during the first quarter of 2023. Non-variable selling expense increased $1.1 million primarily as a result of increased costs associated with our sales offices and models. General and administrative expense increased $2.2 million compared to the first quarter of 2022 and improved as a percentage of revenue from 5.7% in the first quarter of 2022 to 5.1% in the first quarter of 2023. The increase in general and administrative expense was primarily due to an increase in compensation-related expenses due to our strong financial performance during the quarter.
Outlook
Housing market conditions remained uncertain during the first quarter of 2023, resulting in weaker overall demand for new homes compared to the same period last year. We attribute this decline in demand to various macroeconomic conditions, including steep increases in mortgage rates since January 2022, substantial increases in home prices over the past two years, the high rate of inflation, and economic recession concerns of our potential homebuyers. The extent to which these factors will continue to impact our business is highly uncertain and unpredictable, and our past performance should not be considered indicative of our future results on any metric or set of metrics given the uncertainty in the U.S. economy.

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

We expect to emphasize the following strategic business objectives throughout the remainder of 2023 and into 2024:
•managing our land spend and inventory levels;
•improving our build cycle time;
•opening new communities;
•managing overhead spend;
•maintaining a strong balance sheet and liquidity levels; and
•emphasizing customer service, product quality and design, and premier locations.
During the first three months of 2023, we invested $45.6 million in land acquisitions and $92.4 million in land development. We invested in fewer land acquisitions in the first quarter of 2023 compared to prior year’s first quarter due to declining demand for new homes and invested more in land development to finish lots needed to start homes and allow us to open new communities in an effort to increase demand and sales. We continue to closely review all of our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land and investment spend accordingly. However, as a result of the impacts of current market conditions and municipality delays, we are not providing land spending estimates for 2023 at this time.

We ended the first quarter of 2023 with approximately 40,700 lots under control, which represents approximately a 5-year supply of lots based on the past twelve months of homes delivered, including certain lots that we anticipate selling to third parties. This represents a 11% decrease from our approximately 45,800 lots under control at the end of last year’s first quarter.
We opened 19 communities and closed 15 communities in the first quarter of 2023, ending the first quarter with 200 active communities, compared to 176 at the end of last year’s first quarter. Although the timing of opening new communities and closing existing communities is subject to substantial variation, we expect to grow our community count by approximately 15% by the end of 2023.
While we believe the remainder of 2023 will be very challenging compared to the strong market conditions during the first half of 2022 and the previous few years, we also believe that we are well positioned with a strong balance sheet and backlog to manage through the current economic environment. However, the challenging macroeconomic conditions described above could materially and negatively affect our performance in 2023, particularly when compared to our performance over the past few years.
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

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense (income) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenue:
Northern homebuilding	$382,730	$353,786
Southern homebuilding	592,519	482,914
Financial services (a)	25,281	24,111
Total revenue	$1,000,530	$860,811

Gross margin:
Northern homebuilding	$66,500	$67,108
Southern homebuilding	142,845	121,890
Financial services (a)	25,281	24,111
Total gross margin	$234,626	$213,109

Selling, general and administrative expense:
Northern homebuilding	$27,340	$26,892
Southern homebuilding	45,233	37,597
Financial services (a)	10,313	10,178
Corporate	17,154	15,537
Total selling, general and administrative expense	$100,040	$90,204

Operating income (loss):
Northern homebuilding	$39,160	$40,216
Southern homebuilding	97,612	84,293
Financial services (a)	14,968	13,933
Less: Corporate selling, general and administrative expense	(17,154)	(15,537)
Total operating income	$134,586	$122,905

Interest (income) expense:
Northern homebuilding	$(46)	$—
Southern homebuilding	(2)	(2)
Financial services (a)	2,327	878
Corporate	(3,668)	(205)
Total interest (income) expense	$(1,389)	$671

Other income	(7)	(16)

Income before income taxes	$135,982	$122,250
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at March 31, 2023 and December 31, 2022:

	At March 31, 2023
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,057	$50,853		$—	$58,910
Inventory (a)	996,537	1,601,962		—	2,598,499
Investments in joint venture arrangements	—	49,031		—	49,031
Other assets	43,358	112,146	(b)	900,426	1,055,930
Total assets	$1,047,952	$1,813,992		$900,426	$3,762,370

	At December 31, 2022
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,138	$47,601		$—	$55,739
Inventory (a)	1,100,472	1,672,391		—	2,772,863
Investments in joint venture arrangements	—	51,554		—	51,554
Other assets	38,265	103,182	(b)	693,320	834,767
Total assets	$1,146,875	$1,874,728		$693,320	$3,714,923
(a)Inventory includes: single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Northern Region
Homes delivered	797	760
New contracts, net	828	1,190
Backlog at end of period	1,087	2,320
Average sales price of homes delivered	$480	$466
Average sales price of homes in backlog	$515	$494
Aggregate sales value of homes in backlog	$559,536	$1,144,989
Housing revenue	$382,630	$353,786
Land sale revenue	$100	$—
Operating income homes (a)	$39,156	$40,216
Operating income land	$4	$—
Number of average active communities	101	92
Number of active communities, end of period	104	94
Southern Region
Homes delivered	1,210	1,063
New contracts, net	1,343	1,324
Backlog at end of period	2,214	3,206
Average sales price of homes delivered	$490	$451
Average sales price of homes in backlog	$526	$513
Aggregate sales value of homes in backlog	$1,165,014	$1,643,245
Housing revenue	$592,316	$479,377
Land sale revenue	$203	$3,537
Operating income homes (a)	$97,619	$83,326
Operating (loss) income land	$(7)	$967
Number of average active communities	97	84
Number of active communities, end of period	96	82
Total Homebuilding Regions
Homes delivered	2,007	1,823
New contracts, net	2,171	2,514
Backlog at end of period	3,301	5,526
Average sales price of homes delivered	$486	$457
Average sales price of homes in backlog	$522	$505
Aggregate sales value of homes in backlog	$1,724,550	$2,788,234
Housing revenue	$974,946	$833,163
Land sale revenue	$303	$3,537
Operating income homes (a)	$136,775	$123,542
Operating (loss) income land	$(3)	$967
Number of average active communities	198	176
Number of active communities, end of period	200	176
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Financial Services
Number of loans originated	1,258	1,271
Value of loans originated	$494,461	$479,780

Revenue	$25,281	$24,111
Less: Selling, general and administrative expenses	10,313	10,178
Less: Interest expense	2,327	878
Income before income taxes	$12,641	$13,055

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
Cancellation Rates
Our cancellation rates have increased from the prior year due to the softening in the housing market and economic uncertainty. The following table sets forth the cancellation rates for each of our homebuilding segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Northern	10.8%	6.7%
Southern	14.0%	7.7%

Total cancellation rate	12.8%	7.2%

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
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Northern Region. During the first quarter of 2023, homebuilding revenue in our Northern region increased $28.9 million, from $353.8 million in the first three months of 2022 to $382.7 million in the first three months of 2023. This 8% increase in homebuilding revenue was primarily the result of a 3% increase in the average sales price of homes delivered ($14,000 per home delivered), in addition to a 5% increase in the number of homes delivered (37 units) and a $0.1 million increase in land sale revenue. Operating income in our Northern region decreased $1.0 million, from $40.2 million during the first quarter of 2022 to $39.2 million during the three months ended March 31, 2023. The decrease in operating income was primarily the result of a $0.6 million decrease in our gross margin and the $0.4 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin declined $0.6 million, and our housing gross margin percentage declined 160 basis points from 19.0% in the first three months of 2022 to 17.4% for the same period in 2023, primarily due to increased construction and lot costs, offset partially by the increase in average sales price of homes delivered compared to prior year. Our land sale gross margin remained flat in the first quarter of 2023 compared to the first quarter of 2022.

Selling, general and administrative expense increased $0.4 million, from $26.9 million for the three months ended March 31, 2022 to $27.3 million for the three months ended March 31, 2023, but declined as a percentage of revenue to 7.1% in the first quarter of 2023 compared to 7.6% in the same period in 2022. The increase in selling, general and administrative expense was attributable to a $1.0 million increase in selling expense primarily due to an increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered, partially offset by a $0.6 million decrease in general and administrative expense, which was primarily related to a decrease in compensation-related expenses due to our decreased headcount.
During the three months ended March 31, 2023, we experienced a 30% decrease in new contracts in our Northern region, from 1,190 in the three months ended March 31, 2022 to 828 in the first quarter of 2023. Homes in backlog also decreased 53% from 2,320 at March 31, 2022 to 1,087 homes at March 31, 2023. The decreases in new contracts and backlog were partially due to decreased demand as a result of the macroeconomic conditions described above in our Overview section and difficult comps versus last year. Average sales price in backlog increased to $515,000 at March 31, 2023 compared to $494,000 at

March 31, 2022. During the three months ended March 31, 2023, we opened 11 new communities in our Northern region compared to opening 15 during the same period in 2022. Our monthly absorption rate in our Northern region declined to 2.7 per community in the three months ended March 31, 2023 from 4.3 per community in the same period in 2022 as a result of the decrease in the number of new contracts during the period compared to prior year and the increase in the number of average active communities.
Southern Region. During the three months ended March 31, 2023, homebuilding revenue in our Southern region increased $109.6 million from $482.9 million in the first quarter of 2022 to $592.5 million in the first quarter of 2023. This 23% increase in homebuilding revenue was the result of a 9% increase in the average sales price of homes delivered ($39,000 per home delivered) and a 14% increase in the number of homes delivered (147 units), offset partially by a $3.3 million decrease in land sale revenue. Operating income in our Southern region increased 16% from $84.3 million in the first quarter of 2022 to $97.6 million during the three months ended March 31, 2023. This increase in operating income was the result of a $21.0 million improvement in our gross margin, offset partially by a $7.6 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $21.9 million, due primarily to the increase in average sale price of homes delivered and the increase in the number of homes delivered during the period. Our housing gross margin percentage declined 110 basis points from 25.2% in the three months ended March 31, 2022 to 24.1% in the same period in 2023, primarily due to increased construction and lot costs, offset partially by the increase in average sales price of homes delivered compared to prior year. Our land sale gross margin declined $1.0 million in the first quarter of 2023 compared to the same period in 2022 as a result of the mix of lots sold in the current year compared to the prior year.
Selling, general and administrative expense increased $7.6 million from $37.6 million in the first quarter of 2022 to $45.2 million in the first quarter of 2023 but declined as a percentage of revenue to 7.6% from 7.8% for the first quarter of 2022. The increase in selling, general and administrative expense was attributable to a $6.6 million increase in selling expense primarily due to an increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and a $1.0 million increase in general and administrative expense, which was primarily related to a $0.6 million increase in compensation-related expenses due to our strong financial performance and a $0.4 million increase in miscellaneous expenses.

During the three months ended March 31, 2023, we experienced a 1% increase in new contracts in our Southern region, from 1,324 in the three months ended March 31, 2022 to 1,343 in the first quarter of 2023 primarily due to the increase in our average number of communities compared to prior year. Homes in backlog decreased 31% from 3,206 homes at March 31, 2022 to 2,214 homes at March 31, 2023 due primarily to decreased demand as a result of the macroeconomic conditions described above in our Overview section and difficult comps compared to prior year. Average sales price in backlog increased from $513,000 at March 31, 2022 to $526,000 at March 31, 2023. During the three months ended March 31, 2023, we opened eight  communities in our Southern region, compared to opening 16 during the first quarter of 2022. Our monthly absorption rate in our Southern region declined to 4.6 per community in the first quarter of 2023 from 5.3 per community in the first quarter of 2022 as a result of the increase in our average communities and the increase in the number of new contracts during the period compared to prior year.
Financial Services. Revenue from our mortgage and title operations increased 5% from $24.1 million in the first quarter of 2022 to $25.3 million in the first quarter of 2023 due to slightly higher margins on loans sold during the period compared to 2022's first quarter and an increase in the average loan amount from $377,000 in the three months ended March 31, 2022 to $393,000 in the three months ended March 31, 2023, offset partially by a 1% decrease in the number of loan originations from 1,271 in the first quarter of 2022 to 1,258 in the first quarter of 2023.
Our financial services segment experienced a $1.0 million increase in operating income in the first quarter of 2023 compared to the same period in 2022, which was primarily due to the increase in revenue discussed above, partially offset by a $0.1 million increase in selling, general and administrative expense compared to the first quarter of 2022. The increase in selling, general and administrative expense was primarily attributable to an increase in compensation-related expenses.
At March 31, 2023, M/I Financial provided financing services in all of our markets. Approximately 78% of our homes delivered during the first quarter of 2023 were financed through M/I Financial, compared to 82% in the first quarter of 2022. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $1.7 million from $15.5 million for the three months ended March 31, 2022 to $17.2 million for the three months ended March 31, 2023, primarily due to an increase in compensation-related expenses due to our increased headcount and our strong financial performance.

Interest Expense - Net. Interest income for the Company increased from interest expense of $0.7 million in the three months ended March 31, 2022 to interest income of $1.4 million in the three months ended March 31, 2023. This increase in interest income was primarily due to a decrease in our weighted average borrowings from $802.2 million in 2022's first quarter to $750.5 million in 2023's first quarter.
Income Taxes. Our overall effective tax rate was 24.2% for the three months ended March 31, 2023 and 24.9% for the three months ended March 31, 2022. The decrease in the effective rate from the three months ended March 31, 2022 was due to an increase in energy efficient home credits during the first quarter of 2023.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At March 31, 2023, we had $542.6 million of cash, cash equivalents and restricted cash, with $541.2 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $230.6 million increase in unrestricted cash and cash equivalents from December 31, 2022. Our principal uses of cash for the three months ended March 31, 2023 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, and debt service requirements, including the repayment of amounts outstanding under our credit facilities during the first quarter of 2023. In order to fund these uses of cash, we used proceeds from home deliveries, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
The Company is a party to three primary credit agreements: (1) a $650 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries; (2) a $200 million secured mortgage warehousing agreement, dated May 27, 2022, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $90 million mortgage repurchase agreement, dated October 30, 2017, as amended most recently on October 24, 2022, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”).

As of March 31, 2023, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities in an aggregate principal amount of $923.6 million, with $223.6 million payable within 12 months. Future interest payments associated with these notes payable totaled $182.1 million as of March 31, 2023, with $31.8 million payable within 12 months.
As of March 31, 2023, there were no borrowings outstanding and $73.6 million of letters of credit outstanding under our $650 million Credit Facility, leaving $576.4 million available. We expect to continue managing our balance sheet and liquidity carefully in 2023 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in 2023 from cash receipts, excess cash balances and availability under our credit facilities.
During the first quarter of 2023, we delivered 2,007 homes, started 1,558 homes, ended the quarter with 4,100 homes under construction versus 5,700 at the end of last year’s first quarter, and spent $45.6 million on land purchases and $92.4 million on land development.

We are selectively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of March 31, 2023, we had a total of 16,975 lots under contract, with an aggregate purchase price of approximately $824.6 million, to be acquired during the remainder of 2023 through 2029.
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
Operating Cash Flow Activities. During the three-month period ended March 31, 2023, we generated $251.5 million of cash from operating activities, compared to generating $69.3 million of cash from operating activities during the first quarter of 2022. The cash generated in operating activities in the first quarter of 2023 was primarily a result of net income of $103.1 million, $19.9 million of proceeds from the sale of mortgage loans net of mortgage loan originations, a $175.3 million decrease in inventory due to decline in demand and an increase of $15.9 million in customer deposits and other liabilities, offset, in part, by an increase in accounts payable and accrued compensation totaling $59.1 million and an increase in other assets of $4.6 million. The cash generated from operating activities in 2022’s first quarter was primarily a result of net income of $91.8 million, $69.2 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable, customer deposits and other liabilities totaling $85.8 million offset, in part, by a $129.3 million increase in inventory, a decrease in accrued compensation of $31.7 million and an increase in other assets of $25.1 million.
Investing Cash Flow Activities. During the first quarter of 2023, we used $4.8 million of cash from investing activities, compared to using $6.6 million of cash from investing activities during the first quarter of 2022. The cash used in investing activities in the first quarter of 2023 was primarily a result of a $2.7 million increase in our investment in joint venture arrangements and a $2.1 million increase in property and equipment. The cash used in investing activities during the first quarter of 2022 was primarily a result of a $5.4 million increase in our investment in joint venture arrangements.

Financing Cash Flow Activities. During the three months ended March 31, 2023, we used $15.7 million of cash from financing activities, compared to using $80.5 million of cash during the first three months of 2022. The cash used in financing activities in 2023 was primarily due to repayments of $22.1 million (net of proceeds from borrowings) under our two M/I Financial credit facilities, offset partially by $6.4 million in proceeds from the exercise of stock options during the first quarter of 2023. The cash used in financing activities in first quarter of 2022 was primarily due to repayments of $62.5 million (net of proceeds from borrowings) under our two M/I Financial credit facilities in addition to the repurchase of $15.4 million of our outstanding common shares during the first quarter of 2022.

On July 28, 2021, the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company may purchase up to $100 million of its outstanding common shares (the “2021 Share Repurchase Program”). On February 17, 2022, the Company announced that its Board of Directors approved an increase to its 2021 Share Repurchase Program, for a total of $200 million authorized for repurchases. As of March 31, 2023, the Company is authorized to repurchase an additional $93.1 million of outstanding common shares under the 2021 Share Repurchase Program (see Note 12 to our financial statements for more information).

The timing and amount of any future purchases under the 2021 Share Repurchase Program will be based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements.

At March 31, 2023 and December 31, 2022, our ratio of homebuilding debt to capital was 24% and 25%, respectively, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes, our 2028 Senior Notes, and Notes Payable-Other) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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

Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of March 31, 2023:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$576,421
Notes payable – financial services (b)	(b)	$223,618	$2,520
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $1.69 billion of availability for additional senior debt at March 31, 2023. As a result, the full $650 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $73.6 million of letters of credit outstanding at March 31, 2023, leaving $576.4 million available. The Credit Facility has an expiration date of December 9, 2026.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of M/I Financial’s warehousing agreements, which was $290 million as of March 31, 2023. The MIF Mortgage Warehousing Agreement has an expiration date of May 26, 2023.
Notes Payable - Homebuilding.

Homebuilding Credit Facility. The Credit Facility provides for an aggregate commitment amount of $650 million and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $800 million, subject to obtaining additional commitments from lenders. The Credit Facility matures on December 9, 2026. Interest on amounts borrowed under the Credit Facility is payable at multiple interest rate options, including one, three, or six month adjusted term secured overnight financing rate (“SOFR”) (subject to a floor of 0.25%) plus a margin of 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio).

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $250 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $1.36 billion at March 31, 2023 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).

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
As of March 31, 2023, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of March 31, 2023:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$1,363.5	$2,098.9
Leverage Ratio	≤	0.60	0.09
Interest Coverage Ratio	≥	1.5 to 1.0	26.2 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$629.7	$6.0
Unsold Housing Units and Model Homes	≤	3,074	1,038

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $200 million, which increased to $275 million from September 19, 2022 to November 13, 2022 and increased to

$300 million from November 14, 2022 to February 6, 2023, which are periods of expected increases in the volume of mortgage originations. The MIF Mortgage Warehousing Agreement expires on May 26, 2023. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month BSBY rate (adjusting daily) (subject to a floor of 0.25%) plus a spread of 190 basis points.
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
As of March 31, 2023, there was $179.5 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of March 31, 2023:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	12.0 to 1.0	7.3 to 1.0
Liquidity	≥	$10.0	$28.4
Adjusted Net Income	>	$0.0	$21.1
Tangible Net Worth	≥	$20.0	$34.3
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The MIF Mortgage Repurchase Facility provides for a maximum borrowing availability of $90 million. The MIF Mortgage Repurchase Facility expires on October 23, 2023. As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Repurchase Facility was set at approximately one year, and is under consideration annually by the participating lender.

M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to One-Month Term SOFR (subject to an all-in floor of 2.375% or 2.75% based on the type of loan) plus 150 or 200 basis points depending on loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the MIF Mortgage Repurchase Facility. As of March 31, 2023, there was $44.1 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants under the MIF Mortgage Repurchase Facility as of March 31, 2023.

Senior Notes.

3.95% Senior Notes. On August 23, 2021, the Company issued $300.0 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of March 31, 2023, the Company was in compliance with all terms, conditions, and covenants under the indenture.

4.95% Senior Notes. On January 22, 2020, the Company issued $400.0 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of March 31, 2023, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 8 to our financial statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.
Supplemental Financial Information.
As of March 31, 2023, M/I Homes, Inc. had $300.0 million aggregate principal amount of its 2030 Senior Notes and $400.0 million aggregate principal amount of its 2028 Senior Notes outstanding.
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

Summarized Balance Sheet Data

(In thousands)	As of March 31, 2023	As of December 31, 2022
Assets:
Cash	$511,598	$269,071
Investment in joint venture arrangements	$43,378	$45,907
Amounts due from Non-Guarantor Subsidiaries	$7,718	$15,772
Total assets	$3,457,031	$3,379,932

Liabilities and Shareholders’ Equity
Total liabilities	$1,327,614	$1,359,951
Shareholders’ equity	$2,129,417	$2,019,981

Summarized Statement of Income Data

Three Months Ended
(In thousands)	March 31, 2023
Revenues	$975,250
Land and housing costs	$765,904
Selling, general and administrative expense	$89,426
Income before income taxes	$123,636
Net income	$93,012

Weighted Average Borrowings. For the three months ended March 31, 2023 and 2022, our weighted average borrowings outstanding were $750.5 million and $802.2 million, respectively, with a weighted average interest rate of 5.26% and 4.72%, respectively. The decrease in our weighted average borrowings related to decreased borrowings under our two M/I Financial credit facilities during the first quarter of 2023 compared to the same period in 2022. The increase in our weighted average borrowing rate was due to higher interest rates on our credit facilities in 2023 compared to the prior year.

At both March 31, 2023 and December 31, 2022, we had no borrowings outstanding under the Credit Facility. Based on our currently anticipated spending on home construction, overhead expenses and land acquisition and development during the remainder of 2023, offset by expected cash receipts from home deliveries and other sources, we do not expect to incur borrowings under the Credit Facility during the remainder of 2023. To the extent we elect to borrow under the Credit Facility during the remainder of 2023, the actual amount borrowed and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any share repurchases under the 2021 Share Repurchase Program and any other extraordinary events or transactions.  The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $73.6 million of letters of credit issued and outstanding under the Credit Facility at March 31, 2023. During the three months ended March 31, 2023, the average daily amount of letters of credit outstanding under the Credit Facility was $83.3 million and the maximum amount of letters of credit outstanding under the Credit Facility was $94.9 million.

At March 31, 2023, M/I Financial had $179.5 million outstanding under the MIF Mortgage Warehousing Agreement.  During the three months ended March 31, 2023, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $20.0 million and the maximum amount outstanding was $200.9 million, which occurred during January 2023 while the temporary increase provision was in effect and the maximum borrowing availability was $300.0 million.
At March 31, 2023, M/I Financial had $44.1 million outstanding under the MIF Mortgage Repurchase Facility.  During the three months ended March 31, 2023, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $30.5 million and the maximum amount outstanding was $47.1 million, which occurred during January 2023.

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
INTEREST RATES AND INFLATION

Our business is significantly affected by general economic conditions within the United States and, particularly, by the impact of interest rates and inflation.  The annual rate of inflation in the United States was approximately 5% in March 2023, as measured by the Consumer Price Index (CPI), down from 6.5% in December 2022 and down from 9.1% in June 2022 (which was the highest inflation rate experienced in 40 years). As a result of the high inflation rates during 2022, we experienced an increase in the costs of land, materials and labor that we have been able to pass along to the consumer. However, inflation has also reduced the purchasing power of potential homebuyers and has negatively impacted their ability and desire to buy a home and our ability to pass along our increased costs to our homebuyers.
Beginning in the second half of 2022, the pace of sales across the homebuilding industry declined significantly from the unprecedented levels experienced in the two years prior as a result of the sharp increase in mortgage interest rates from approximately 3% in December 2021 to around 6.5% at the end of 2022, the highest rates in over a decade, as well as significant inflation in the broader economy, and the substantial rise in home prices. Interest rates have increased even further in 2023 to approximately 7% in March 2023. These macroeconomic trends have pressured housing affordability, negatively impacted homebuyer sentiment and impacted the costs of financing land development activities and housing construction. The higher mortgage interest rates and the high rate of inflation are making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them.  Rising interest rates, as well as increased materials and labor costs, can also reduce gross margins.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility, which permitted borrowings of up to $940 million as of March 31, 2023, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2023	2022
Whole loan contracts and related committed IRLCs	$1,683	$—
Uncommitted IRLCs	250,065	262,529
FMBSs related to uncommitted IRLCs	259,000	341,088
Whole loan contracts and related mortgage loans held for sale	16,576	16,507
FMBSs related to mortgage loans held for sale	212,000	232,518
Mortgage loans held for sale covered by FMBSs	215,420	233,378

The table below shows the measurement of assets and liabilities at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2023	2022
Mortgage loans held for sale	$226,629	$242,539
Forward sales of mortgage-backed securities	(1,770)	(3,005)
Interest rate lock commitments	4,284	787
Whole loan contracts	(757)	(377)
Total	$228,386	$239,944

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Description (in thousands)	2023	2022
Mortgage loans held for sale	$3,975	$(5,956)
Forward sales of mortgage-backed securities	1,235	13,560
Interest rate lock commitments	3,498	(7,229)
Whole loan contracts	(380)	125
Total gain recognized	$8,328	$500

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of March 31, 2023. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at March 31, 2023. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total	3/31/2023
ASSETS:
Mortgage loans held for sale:
Fixed rate	$233,446	—	—	—	—	—	$233,446	$226,629
Weighted average interest rate	5.69%	—	—	—	—	—	5.69%

LIABILITIES:
Long-term debt — fixed rate	—	—	—	—	—	$700,000	$700,000	$625,000
Weighted average interest rate	—	—	—	—	—	4.52%	4.52%
Short-term debt — variable rate	$223,618	—	—	—	—	—	$223,618	$223,618
Weighted average interest rate	6.73%	—	—	—	—	—	6.73%

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s legal proceedings are discussed in Note 6 to the Company’s Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors appearing in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities - None.
(b) Use of Proceeds - Not Applicable.
(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3)
under the Securities Exchange Act of 1934, as amended) of the Company’s common shares during the three months ended March 31, 2023.

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

M/I Homes, Inc.
(Registrant)

Date:	April 28, 2023	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 28, 2023	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)