Form 10-Q
period 2023-06-30
M/I HOMES, INC.
filed 2023-07-28
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023

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
Common shares, par value $.01 per share: 27,799,016 shares outstanding as of July 26, 2023.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	June 30, 2023	December 31, 2022
	(unaudited)

ASSETS:
Cash, cash equivalents and restricted cash	$668,287	$311,542
Mortgage loans held for sale	190,845	242,539
Inventory	2,687,014	2,828,602
Property and equipment - net	35,495	37,446
Investment in joint venture arrangements	41,988	51,554
Operating lease right-of-use assets	58,404	60,416
Deferred income tax asset	18,019	18,019
Goodwill	16,400	16,400
Other assets	145,297	148,405
TOTAL ASSETS	$3,861,749	$3,714,923

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$264,656	$228,597
Customer deposits	98,091	93,118
Operating lease liabilities	59,461	61,310
Other liabilities	217,195	276,217
Community development district obligations	23,732	29,701
Obligation for consolidated inventory not owned	20,654	17,048
Notes payable bank - financial services operations	186,396	245,741
Senior notes due 2028 - net	396,492	396,105
Senior notes due 2030 - net	296,613	296,361
TOTAL LIABILITIES	$1,563,290	$1,644,198

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both June 30, 2023 and December 31, 2022; issued 30,137,141 shares at both June 30, 2023 and December 31, 2022	$301	$301
Additional paid-in capital	350,127	352,639
Retained earnings	2,057,050	1,835,983
Treasury shares - at cost - 2,354,525 and 2,697,058 shares at June 30, 2023 and December 31, 2022, respectively	(109,019)	(118,198)
TOTAL SHAREHOLDERS’ EQUITY	$2,298,459	$2,070,725
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,861,749	$3,714,923

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022

Revenue	$1,014,013	$1,040,654	$2,014,543	$1,901,465
Costs and expenses:
Land and housing	755,829	756,367	1,521,733	1,404,069
General and administrative	55,654	55,216	106,614	103,999
Selling	51,871	46,206	100,951	87,627
Other income	(28)	(1)	(35)	(17)
Interest (income) expense - net	(4,670)	693	(6,059)	1,364
Total costs and expenses	$858,656	$858,481	$1,723,204	$1,597,042

Income before income taxes	155,357	182,173	291,339	304,423

Provision for income taxes	37,356	45,335	70,272	75,746

Net income	$118,001	$136,838	$221,067	$228,677
Earnings per common share:
Basic	$4.25	$4.88	$7.98	$8.10
Diluted	$4.12	$4.79	$7.77	$7.93

Weighted average shares outstanding:
Basic	27,792	28,041	27,698	28,231
Diluted	28,624	28,590	28,469	28,826

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended June 30, 2023
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at March 31, 2023	27,715,616	$301	$349,988	$1,939,049	$(106,123)	$2,183,215
Net income	—	—	—	118,001	—	118,001
Repurchases of common shares	(210,000)	—	—	—	(15,207)	(15,207)
Stock options exercised	277,000	—	(2,181)	—	12,311	10,130
Stock-based compensation expense	—	—	2,301	—	—	2,301
Deferral of executive and director compensation	—	—	19	—	—	19
Balance at June 30, 2023	27,782,616	$301	$350,127	$2,057,050	$(109,019)	$2,298,459

	Six Months Ended June 30, 2023
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2022	27,440,083	$301	$352,639	$1,835,983	$(118,198)	$2,070,725
Net income	—	—	—	221,067	—	221,067
Stock options exercised	495,066	—	(5,299)	—	21,868	16,569
Stock-based compensation expense	—	—	4,324	—	—	4,324
Repurchase of common shares	(210,000)	—	—	—	(15,207)	(15,207)
Deferral of executive and director compensation	—	—	981	—	—	981
Executive and director deferred compensation distributions	57,467	—	(2,518)	—	2,518	—
Balance at June 30, 2023	27,782,616	$301	$350,127	$2,057,050	$(109,019)	$2,298,459

	Three Months Ended June 30, 2022
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at March 31, 2022	28,288,783	$301	$346,291	$1,437,160	$(80,063)	$1,703,689
Net income	—	—	—	136,838	—	136,838
Stock options exercised	21,800	—	(386)	—	950	564
Repurchase of common shares	(550,000)	—	—	—	(24,842)	(24,842)
Stock-based compensation expense	—	—	2,018	—	—	2,018
Balance at June 30, 2022	27,760,583	$301	$347,923	$1,573,998	$(103,955)	$1,818,267

	Six Months Ended June 30, 2022
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2021	28,499,630	$301	$347,452	$1,345,321	$(68,890)	$1,624,184
Net income	—	—	—	228,677	—	228,677
Stock options exercised	30,400	—	(550)	—	1,320	770
Stock-based compensation expense	—	—	3,849	—	—	3,849
Repurchase of common shares	(860,000)	—	—	—	(40,235)	(40,235)
Deferral of executive and director compensation	—	—	1,022	—	—	1,022
Executive and director deferred compensation distributions	90,553	—	(3,850)	—	3,850	—
Balance at June 30, 2022	27,760,583	$301	$347,923	$1,573,998	$(103,955)	$1,818,267

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
OPERATING ACTIVITIES:
Net income	$221,067	$228,677
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income from joint venture arrangements	(35)	(17)
Mortgage loan originations	(1,009,994)	(996,040)
Proceeds from the sale of mortgage loans	1,062,524	1,074,370
Fair value adjustment of mortgage loans held for sale	(836)	2,875
Capitalization of originated mortgage servicing rights	(2,880)	(5,810)
Amortization of mortgage servicing rights	988	654
Depreciation	6,346	6,531
Amortization of debt issue costs	1,329	1,289
(Gain) loss on sale of mortgage servicing rights	(1,119)	418
Stock-based compensation expense	4,324	3,849
Change in assets and liabilities:
Inventory	157,048	(336,470)
Other assets	(71)	(11,079)
Accounts payable	36,059	84,879
Customer deposits	4,973	27,917
Accrued compensation	(26,865)	(13,397)
Other liabilities	(35,169)	9,894
Net cash provided by operating activities	417,689	78,540

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,122)	(2,693)
Return of capital from joint venture arrangements	—	2,046
Investment in joint venture arrangements	(10,472)	(10,916)
Proceeds from sale of mortgage servicing rights	9,792	100
Net cash used in investing activities	(2,802)	(11,463)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	47,100
Repayment of bank borrowings - homebuilding operations	—	(47,100)
Net repayments of bank borrowings - financial services operations	(59,345)	(71,558)
Principal repayments of notes payable - other and community development district bond obligations	—	(3,547)
Repurchase of common shares	(15,207)	(40,235)
Debt issue costs	(159)	(120)
Proceeds from exercise of stock options	16,569	770
Net cash used in financing activities	(58,142)	(114,690)
Net increase (decrease) in cash, cash equivalents and restricted cash	356,745	(47,613)
Cash, cash equivalents and restricted cash balance at beginning of period	311,542	236,368
Cash, cash equivalents and restricted cash balance at end of period	$668,287	$188,755

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$(6,667)	$(16)
Income taxes	$76,672	$71,702

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(5,969)	$13,128
Consolidated inventory not owned	$3,606	$6,186
Distribution of single-family lots from joint venture arrangements	$20,073	$10,383

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

Significant Accounting Policies

There have been no significant changes to our significant accounting policies during the quarter ended June 30, 2023 as compared to those disclosed in our 2022 Form 10-K.
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
A summary of the Company’s inventory as of June 30, 2023 and December 31, 2022 is as follows:

(In thousands)	June 30, 2023	December 31, 2022
Single-family lots, land and land development costs	$1,296,486	$1,294,779
Land held for sale	15,183	3,331
Homes under construction	1,207,759	1,366,804
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2023 - $11,039; December 31, 2022 - $10,371)	68,681	61,200
Community development district infrastructure	23,732	29,701
Land purchase deposits	54,519	55,739
Consolidated inventory not owned	20,654	17,048
Total inventory	$2,687,014	$2,828,602

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.

Homes under construction include homes that are in various stages of construction. As of June 30, 2023 and December 31, 2022, we had 1,737 homes (with a carrying value of $329.7 million) and 1,827 homes (with a carrying value of $431.7 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $23.7 million liability and a $29.7 million liability related to these CDD bond obligations as of June 30, 2023 and December 31, 2022, respectively, along with the related inventory infrastructure.

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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  A summary of capitalized interest for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Capitalized interest, beginning of period	$30,609	$25,807	$29,675	$24,343
Interest capitalized to inventory	8,925	8,778	17,949	17,569
Capitalized interest charged to land and housing costs and expenses	(8,734)	(7,536)	(16,824)	(14,863)
Capitalized interest, end of period	$30,800	$27,049	$30,800	$27,049

Interest incurred - net	$4,255	$9,471	$11,890	$18,933
NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of June 30, 2023 and December 31, 2022, our investment in such joint venture arrangements totaled $42.0 million and $51.6 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $9.6 million decrease during the six-month period ended June 30, 2023 was driven primarily by lot distributions from our joint venture arrangements of $20.1 million, offset, in part, by our cash contributions to our joint venture arrangements during the first half of 2023 of $10.5 million.
The majority of our investment in joint venture arrangements for both June 30, 2023 and December 31, 2022 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of June 30, 2023 and December 31, 2022, the Company had $36.3 million and $45.9 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of June 30, 2023 and December 31, 2022, the Company had $5.6 million and $5.7 million, respectively, of equity invested in

LLCs. The Company’s percentage of ownership in these LLCs as of both June 30, 2023 and December 31, 2022 ranged from 25% to 50%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. The Company’s equity in income relating to earnings from its LLCs was less than $0.1 million for both the three and six months ended June 30, 2023 and 2022. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of June 30, 2023 was the amount invested of $42.0 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
The Company assesses its investments in unconsolidated LLCs for recoverability on a quarterly basis. See Note 4 to our financial statements for additional details relating to our procedures for evaluating our investments for impairment.
Variable Interest Entities
With respect to our investments in these LLCs, we are required, under Accounting Standards Codification (“ASC”) 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our consolidated financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. See Note 1, “Summary of Significant Accounting Policies - Variable Interest Entities” in the Company’s 2022 Form 10-K for additional information regarding the Company’s methodology for evaluating entities for consolidation.
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the 2022 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both June 30, 2023 and December 31, 2022, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of our mortgage servicing rights were $7.9 million at June 30, 2023. At December 31, 2022, both the carrying value and fair value of our mortgage servicing rights were $15.8 million.
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

The table below shows the notional amounts of our financial instruments at June 30, 2023 and December 31, 2022:

Description of Financial Instrument (in thousands)	June 30, 2023	December 31, 2022
Whole loan contracts and related committed IRLCs	$937	$—
Uncommitted IRLCs	222,123	262,529
FMBSs related to uncommitted IRLCs	212,000	341,088
Whole loan contracts and related mortgage loans held for sale	10,412	16,507
FMBSs related to mortgage loans held for sale	175,000	232,518
Mortgage loans held for sale covered by FMBSs	182,057	233,378

The following table sets forth the amount of (loss) gain recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2023	2022	2023	2022
Mortgage loans held for sale	$(3,139)	$3,081	$836	$(2,875)
Forward sales of mortgage-backed securities	4,632	(16,312)	5,867	(2,753)
Interest rate lock commitments	(2,537)	4,536	961	(2,693)
Whole loan contracts	474	(13)	94	112
Total (loss) gain recognized	$(570)	$(8,708)	$7,758	$(8,209)

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	June 30, 2023		June 30, 2023
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$2,862	Other liabilities	$—
Interest rate lock commitments	Other assets	1,739	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	274
Total fair value measurements		$4,601		$274

	Asset Derivatives		Liability Derivatives
	December 31, 2022		December 31, 2022
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$3,005
Interest rate lock commitments	Other assets	787	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	377
Total fair value measurements		$787		$3,382
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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and six months ended June 30, 2023 and 2022, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the 2022 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and six months ended June 30, 2023 and 2022, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2023 and December 31, 2022. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		June 30, 2023		December 31, 2022
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$668,287	$668,287	$311,542	$311,542
Mortgage loans held for sale	Level 2	190,845	190,845	242,539	242,539
Interest rate lock commitments	Level 2	1,739	1,739	787	787
Forward sales of mortgage-backed securities	Level 2	2,862	2,862	—	—
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	—	—
Notes payable - financial services operations	Level 2	186,396	186,396	245,741	245,741
Senior notes due 2028 (a)	Level 2	400,000	373,000	400,000	353,500
Senior notes due 2030 (a)	Level 2	300,000	257,250	300,000	240,750
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	274	274	377	377
Forward sales of mortgage-backed securities	Level 2	—	—	3,005	3,005
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at June 30, 2023 and December 31, 2022:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole Loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2028 and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at June 30, 2023 and December 31, 2022. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.

Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended June 30, 2023 under the Company’s $650 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the secured overnight financing rate (“SOFR”) plus a margin of 175 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC, a 100%-owned subsidiary of M/I Homes, Inc. (“M/I Financial”), is a party to two credit agreements: (1) a $200 million secured mortgage warehousing agreement, dated May 26, 2023 (the “MIF Mortgage Warehousing Agreement”); and (2) a $90 million mortgage repurchase agreement, dated October 30, 2017, as amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the second quarter of 2023 fluctuated with SOFR or BSBY, as applicable. See Note 8 to our financial statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $499.4 million and $360.4 million were covered under these guarantees as of June 30, 2023 and December 31, 2022, respectively.  The increase in loans covered by these guarantees from December 31, 2022 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at June 30, 2023, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $4.6 million and $2.4 million at June 30, 2023 and December 31, 2022, respectively.
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
The Company recorded a liability relating to the guarantees described above totaling $1.3 million and $0.7 million at June 30, 2023 and December 31, 2022, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
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
A summary of warranty activity for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Warranty reserves, beginning of period	$33,193	$29,472	$32,902	$29,728
Warranty expense on homes delivered during the period	5,378	5,546	10,752	10,106
Changes in estimates for pre-existing warranties	1,058	907	1,700	1,178
Settlements made during the period	(6,110)	(5,955)	(11,835)	(11,042)
Warranty reserves, end of period	$33,519	$29,970	$33,519	$29,970

Performance Bonds and Letters of Credit

At June 30, 2023, the Company had outstanding approximately $391.0 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through January 2028. Included in this total are: (1) $301.7 million of performance and maintenance bonds and $71.5 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $9.7 million of financial letters of credit, of which $9.2 million represent deposits on land and lot purchase agreements; (3) $4.8 million of financial bonds; and (4) $3.3 million of corporate notes.

Land Option Contracts and Other Similar Contracts

At June 30, 2023, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $848.3 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters
The Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At June 30, 2023 and December 31, 2022, we had $1.1 million and $1.2 million reserved for legal expenses, respectively.
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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis via a quantitative test during the fourth quarter of 2022, and there was no impairment recorded at December 31, 2022. At June 30, 2023, no indicators for impairment existed and therefore no impairment was recorded. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen or other events occur that could impact the fair value of the reporting unit.
NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $650 million and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $800 million, subject to obtaining additional commitments from lenders. The Credit Facility matures on December 9, 2026. Interest on amounts borrowed under the Credit Facility is payable at multiple interest rate options including one, three or six month adjusted term SOFR (subject to a floor of 0.25%) plus a margin of 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio). The Credit Facility also contains certain financial covenants. At June 30, 2023, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $1.81 billion of availability for additional senior debt at June 30, 2023. As a result, the full $650 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At June 30, 2023, there were no borrowings outstanding and $81.2 million of letters of credit outstanding, leaving a net remaining borrowing availability of $568.8 million. The Credit Facility includes a $250 million sub-facility for letters of credit.
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
Notes Payable - Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. On May 26, 2023, M/I Financial amended and restated the MIF Mortgage Warehousing Agreement which, among other things, extended the expiration date to May 24, 2024, and replaced the Bloomberg Short Term Bank Yield Index (“BSBY”) rate with the SOFR rate. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $200 million, which increases to $275 million from September 18, 2023 to November 10, 2023 and increases to $300 million from November 11, 2023 to February 9, 2024. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month SOFR rate (adjusting daily subject to a floor of 0.50%) plus a spread of 165 basis points.

The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At June 30, 2023, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $90 million. The MIF Mortgage Repurchase Facility expires on October 23, 2023. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to One-Month Term SOFR (subject to an all-in floor of 2.375% or 2.75% based on the type of loan) and adjusts certain financial covenant limits, plus 150 or 200 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At June 30, 2023, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At June 30, 2023 and December 31, 2022, M/I Financial’s total combined maximum borrowing availability under the two credit facilities was $290.0 million and $390.0 million, respectively. At June 30, 2023 and December 31, 2022, M/I Financial had $186.4 million and $245.7 million, respectively, in borrowings outstanding on a combined basis under its credit facilities.
Senior Notes
As of both June 30, 2023 and December 31, 2022, we had $300.0 million of our 2030 Senior Notes outstanding. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year, and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As of both June 30, 2023 and December 31, 2022, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price is currently 103.713% of the principal amount outstanding, but will decline to 102.475% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2024, will further decline to 101.238% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2025 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.
The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of June 30, 2023, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of June 30, 2023, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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

The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $747.5 million at June 30, 2023 and $661.7 million at December 31, 2022. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors (see Note 12 to our financial statements for more information).

NOTE 9. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
NUMERATOR
Net income	$118,001	$136,838	$221,067	$228,677
DENOMINATOR
Basic weighted average shares outstanding	27,792	28,041	27,698	28,231
Effect of dilutive securities:
Stock option awards	516	246	451	287
Deferred compensation awards	316	303	320	308
Diluted weighted average shares outstanding	28,624	28,590	28,469	28,826
Earnings per common share:
Basic	$4.25	$4.88	$7.98	$8.10
Diluted	$4.12	$4.79	$7.77	$7.93
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	—	908	8	784
NOTE 10. Income Taxes
The Inflation Reduction Act (IRA) was enacted on August 16, 2022 to address the high cost of prescription drugs, healthcare availability, climate change and inflation. The IRA extended the energy efficient homes credit through 2032 and, as a result, the Company recognized a $0.9 million year-to-date tax benefit during the first half of 2023. The Company did not recognize a tax benefit for energy efficient homes credit in 2022’s first half due to the IRA enactment date noted above.

During the three months ended June 30, 2023 and 2022, the Company recorded a tax provision of $37.4 million and $45.3 million, respectively, which reflects income tax expense related to income before income taxes for the periods. The effective tax rate for the three months ended June 30, 2023 and 2022 was 24.0% and 24.9%, respectively. The decrease in the effective rate from the three months ended June 30, 2022 was primarily attributable to a $1.0 million increase in tax benefit from equity compensation for 2023.
During the six months ended June 30, 2023 and 2022, the Company recorded a tax provision of $70.3 million and $75.7 million, respectively. The effective tax rate for the six months ended June 30, 2023 and 2022 was 24.1% and 24.9%, respectively. The decrease in the effective rate from the six months ended June 30, 2022 was primarily attributable to a $1.6 million increase in tax benefit from equity compensation and a $0.9 million increase in tax benefit for energy efficient homes credit taken during the first half of 2023 compared to the same period in 2022 (due to the timing of the IRA enactment as described above).

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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment, revenue, operating income (loss) and interest (income) expense - net for the three and six months ended June 30, 2023 and 2022, as well as the Company’s income before income taxes for such periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenue:
Northern homebuilding	$383,886	$472,814	$766,616	$826,600
Southern homebuilding	604,861	548,466	1,197,380	1,031,380
Financial services (a)	25,266	19,374	50,547	43,485
Total revenue	$1,014,013	$1,040,654	$2,014,543	$1,901,465

Operating income (loss):
Northern homebuilding	$46,853	$74,078	$86,013	$114,294
Southern homebuilding	109,912	120,024	207,524	204,317
Financial services (a)	13,743	9,608	28,711	23,541
Less: Corporate selling, general and administrative expense	(19,849)	(20,845)	(37,003)	(36,382)
Total operating income	$150,659	$182,865	$285,245	$305,770

Interest (income) expense - net:
Northern homebuilding	$(47)	$—	$(93)	$—
Southern homebuilding	(203)	—	(205)	(2)
Financial services (a)	2,584	941	4,911	1,819
Corporate	(7,004)	(248)	(10,672)	(453)
Total interest (income) expense - net	$(4,670)	$693	$(6,059)	$1,364

Other income	$(28)	$(1)	$(35)	$(17)

Income before income taxes	$155,357	$182,173	$291,339	$304,423
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

The following tables show total assets by segment at June 30, 2023 and December 31, 2022:

	June 30, 2023
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$7,923	$46,596		$—	$54,519
Inventory (a)	975,315	1,657,180		—	2,632,495
Investments in joint venture arrangements	—	41,988		—	41,988
Other assets	40,315	119,319	(b)	973,113	1,132,747
Total assets	$1,023,553	$1,865,083		$973,113	$3,861,749

	December 31, 2022
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,138	$47,601		$—	$55,739
Inventory (a)	1,100,472	1,672,391		—	2,772,863
Investments in joint venture arrangements	—	51,554		—	51,554
Other assets	38,265	103,182	(b)	693,320	834,767
Total assets	$1,146,875	$1,874,728		$693,320	$3,714,923
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

The Company repurchased 0.2 million outstanding common shares at an aggregate purchase price of $15.2 million under the 2021 Share Repurchase Program during the second quarter of 2023. As of June 30, 2023, $77.9 million remained available for repurchases under the 2021 Share Repurchase Program.
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
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Housing	$980,198	$1,017,906	$1,955,144	$1,851,069
Land sales	8,549	3,374	8,852	6,911
Financial services (a)	25,266	19,374	50,547	43,485
Total revenue	$1,014,013	$1,040,654	$2,014,543	$1,901,465
(a)Revenue includes a hedging loss of $0.1 million and a hedging gain of $18.3 million for the three months ended June 30, 2023 and 2022, respectively, and hedging gains of $4.1 million and $26.5 million for the six months ended June 30, 2023 and 2022. Hedging gains/losses do not represent revenue recognized from contracts with customers.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 97% of our total revenues for the three and six months ended June 30, 2023 and 2022, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 147,800 homes since commencing homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Ft. Myers/Naples, Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended June 30, 2023 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Form 10-K.
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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee
Overview
We ended the second quarter of 2023 with stronger-than-expected revenues and home deliveries, strong cash flow and liquidity, and low leverage. Our new contracts for the quarter increased 21% compared to the second quarter of 2022 as we continued to see improvements in homebuyer demand that began during the first quarter of 2023 as potential homebuyers face a limited supply of resale and new home inventory and are also accepting the “new normal” higher interest rate levels compared to a year ago. In addition, supply chain disruptions have eased leading to a slight improvement in our building cycle times and lower building costs which resulted in a sequential increase in our gross margin compared to the first quarter of 2023. While there remains uncertainty in the broader U.S. economy, we believe a healthy demand for housing exists today, aided by slightly lower home prices, builder incentives and interest rate buy-downs.

We achieved the following results during the second quarter and first half of 2023 in comparison to the second quarter and first half of 2022:
•Revenue decreased 3% to $1.01 billion (second highest second quarter in Company history) and increased 6% to $2.01 billion (a year-to-date record), respectively;
•New contracts increased 21% to 2,197 from 1,820 and increased 1% to 4,368 from 4,334, respectively;
•Average sales price of homes delivered increased 3% to $493,000 (a second quarter record) and increased 4% to $489,000 (a year-to-date record), respectively;
•Number of homes delivered decreased 7% to 1,990 homes (second highest second quarter in Company history) and increased 1% to 3,997 homes (second highest first half in Company history), respectively; and
•Shareholders’ equity of $2.30 billion (a record high for the Company).

These results reflect the continued demand for new homes as potential homebuyers have adjusted to higher interest rates while also facing limited resale supply and are reentering the housing market despite continuing affordability and economic recession concerns. We also believe that the incentives, interest rate buy-downs and price reductions we have offered in certain locations as well as seasonal trends have further encouraged demand. We continue to believe long-term housing market fundamentals remain strong, including favorable demographics and a limited supply of new and resale inventory.

In addition to the results described above, our financial services operations also achieved strong income before income taxes for the second quarter and the first half of 2023, benefiting from higher margins and an increase in the average loan amount.
Our company-wide absorption pace of sales per community for the second quarter of 2023 improved to 3.7 per month compared to 3.5 per month for the prior year’s second quarter as a result of the 21% increase in the number of new contracts during the quarter compared to prior year, partially offset by our increased average community count to 198 for the second quarter of 2023 from 172 for the second quarter of 2022. We plan to open a number of new communities in 2023, increasing our community count by approximately 15% from the end of 2022. However, given the uncertainty in the housing market as a result of current economic conditions, we may choose to delay the development and opening of some new communities to match homebuyer demand in the remainder of 2023.

Summary of Company Financial Results

Income before income taxes for the second quarter of 2023 decreased 15% from $182.2 million in the second quarter of 2022 to $155.4 million in 2023. We achieved second quarter net income of $118.0 million, or $4.12 per diluted share, in 2023's second quarter, compared to net income of $136.8 million, or $4.79 per diluted share, in 2022's second quarter. Our effective tax rate was 24.0% in 2023’s second quarter compared to 24.9% in 2022. For the first half of 2023, income before income taxes decreased 4.3% from $304.4 million in the first half of 2022 to $291.3 million in 2023. We achieved net income of $221.1 million, or $7.77 per diluted share, during 2023’s first half compared to net income of $228.7 million, or $7.93 per diluted share, in the six months ended June 30, 2022. Our effective tax rate was 24.1% in 2023's first half compared to 24.9% in the same period in 2022.
During the quarter ended June 30, 2023, we recorded second quarter total revenue of $1.01 billion, of which $980.2 million was from homes delivered, $8.5 million was from land sales and $25.3 million was from our financial services operations. Revenue from homes delivered decreased 4% in 2023's second quarter compared to the same period in 2022 driven primarily by a 7% decrease in the number of homes delivered (143 units), offset partially by a 3% increase in the average sales price of homes delivered ($16,000 per home delivered). Revenue from land sales increased $5.2 million from the second quarter of 2022 due to more land sales in the current year compared to the prior year. Revenue from our financial services segment increased 30% to $25.3 million in the second quarter of 2023 as a result of an increase in the average loan amount, higher margins on loans sold during the period compared to the second quarter of 2022, and an increase in loans sold during the period. For the first half of 2023, we recorded year-to-date record total revenue of $2.01 billion, of which $1.96 billion was from homes delivered, $8.9 million was from land sales and $50.5 million was from our financial services operations. Revenue from homes delivered increased 6% in the first half of 2023 compared to the same period in 2022 driven primarily by a 4% increase in the average sales price of homes delivered ($21,000 per home delivered), which was primarily in response to robust consumer demand in 2021 and early 2022 when the homes delivered during our first quarter were placed under contract, in addition to a 1% increase in the number of homes delivered (41 units). Revenue from land sales increased $1.9 million from the six months ended June 30, 2022 due to increased land sales in 2023's first six months compared to the prior year. Revenue from our financial services segment increased 16% to $50.5 million in the first half of 2023 as a result of an increase in the average loan amount, higher margins on loans sold during the period compared to the first half of 2022, and an increase in loans sold during the period.
Total gross margin (total revenue less total land and housing costs) decreased $26.1 million in the second quarter of 2023 compared to the second quarter of 2022 as a result of a $32.0 million decline in the gross margin of our homebuilding operations (housing gross margin and land sales gross margin), partially offset by a $5.9 million increase in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) decreased $32.3 million and our housing gross margin percentage declined 230 basis points from 26.0% in prior year's second quarter to 23.7% in 2023's second quarter. These decreases primarily resulted from increased construction costs as well as increased sales and financing incentives offered during the period, in addition to the 7% decrease in homes delivered, offset partially by the 3% increase in average sales price of homes delivered compared to prior year. Our housing gross margin may fluctuate from quarter to quarter depending on the mix of communities delivering homes due to the variation in margin between different communities. Our gross margin on land sales (land sale gross margin) increased $0.3 million in the second quarter of 2023 compared to the second quarter of 2022 as a result of more land sales in the current year first quarter compared to the prior year. The gross margin of our financial services operations increased $5.9 million in the second quarter of

2023 compared to the second quarter of 2022 as a result of higher margins on and an increased number of loans sold and an increase in the average loan amount during the second quarter of 2023 compared to the second quarter of 2022, partially offset by a decrease in the number of loan originations. Total gross margin decreased $4.5 million in the first half of 2023 compared to the same period in 2022 as a result of an $11.6 million decline in the gross margin of our homebuilding operations, offset partially by a $7.1 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered declined $11.0 million and our housing gross margin percentage declined 180 basis points from 24.4% in prior year’s first half to 22.6% in 2023's first half. These decreases primarily resulted from increased construction and lot costs, offset partially by the 4% increase in the average sales price of homes delivered and the 1% increase in the number of homes delivered. Our gross margin on land sales declined $0.6 million in 2023's first six months compared to the same period in 2022. The gross margin of our financial services operations increased $7.1 million in the first half of 2023 compared to the same period in 2022 as a result of higher margins on and an increased number of loans sold during the first half of 2023 compared to the first half of 2022 offset partially by a decrease in the number of loan originations. Our housing gross margin may fluctuate from quarter to quarter depending on the mix of communities delivering homes, due to the variation in margin between different communities.
Headwinds from supply chain issues and regulatory delays have impacted development completions and model openings which have delayed planned community openings. We opened 34 new communities during the first half of 2023 and closed 35 communities.
For the three months ended June 30, 2023, selling, general and administrative expense increased $6.1 million, and increased as a percentage of revenue from 9.7% in the second quarter of 2022 to 10.6% in the second quarter of 2023. Selling expense increased $5.7 million from 2022's second quarter and increased as a percentage of revenue to 5.1% in 2023's second quarter from 4.4% for the same period in 2022. Variable selling expense for sales commissions contributed $4.3 million to the increase due to the increased average sales price of homes delivered during the second quarter of 2023. Non-variable selling expense increased $1.4 million primarily as a result of increased costs associated with our sales offices and models. General and administrative expense increased $0.4 million compared to the second quarter of 2022 and increased as a percentage of revenue from 5.3% in the second quarter of 2022 to 5.5% in the second quarter of 2023. The increase in general and administrative expense was primarily due to a $0.6 million increase in compensation-related expenses and a $0.6 million increase in professional fees, partially offset by a $0.8 million decrease in land-related expenses. For the six months ended June 30, 2023, selling, general and administrative expense increased $15.9 million, and increased as a percentage of revenue from 10.1% in the six months ended June 30, 2022 to 10.3% in the first six months of 2023. Selling expense increased $13.3 million from the first half of 2022 and increased as a percentage of revenue to 5.0% in 2023's first half from 4.6% for the same period in 2022. Variable selling expense for sales commissions contributed $10.8 million to the increase due to the higher number of homes delivered during the first half of 2023 and the increase in the average sales price of homes delivered. Non-variable selling expense increased $2.5 million primarily as a result of increased costs associated with our sales offices and models. General and administrative expense increased $2.6 million compared to the first half of 2022 but decreased as a percentage of revenue from 5.5% in the six months ended June 30, 2022 to 5.3% in the first six months of 2023. The dollar increase in general and administrative expense was primarily due to an increase in compensation-related expenses.

Outlook
Housing market conditions improved over the course of the second quarter of 2023 when compared to the past year. However, uncertainty remains as a result of mortgage interest rates recently increasing to their highest level this year and various macroeconomic conditions, including the substantial increases in home prices over the past two years, the high rate of inflation, and economic recession concerns of our potential homebuyers. The extent to which these factors will continue to impact our business is highly uncertain and unpredictable, and our past performance should not be considered indicative of our future results on any metric or set of metrics given the uncertainty in the U.S. economy.

Despite these uncertain market conditions, we believe that the homebuilding industry will continue to benefit over the long term from a continued undersupply of available homes, positive consumer demographics, scarcity of rentals and increasing rent prices.

We believe that we are well positioned to manage through these economic conditions with our affordable product offerings, lot supply and planned new community openings. We remain sensitive to the changes in market conditions, and continue to focus on controlling overhead leverage, carefully managing our investment in land and land development spending and offering incentives, including mortgage interest rate buy-downs, to retain our backlog and improve our sales pace. Our strong balance sheet and liquidity position should also provide us with the flexibility to operate effectively through changing economic conditions. However, we cannot provide any assurances that the strategic business objectives listed below will remain successful, and we may need to adjust elements of our strategy to effectively address evolving market conditions.

We expect to emphasize the following strategic business objectives throughout the remainder of 2023 and into 2024:
•managing our land spend and inventory levels;
•improving our build cycle time;
•opening new communities;
•managing overhead spend;
•maintaining a strong balance sheet and liquidity levels; and
•emphasizing customer service, product quality and design, and premier locations.
During the first six months of 2023, we invested $141.7 million in land acquisitions and $201.3 million in land development. We invested in fewer land acquisitions in the first half of 2023 compared to prior year’s first half due to uncertainty in demand for new homes in the first quarter of 2023. In the first half of 2023, we invested more in land development than in land acquisitions in order to finish lots needed to start homes and allow us to open new communities. We continue to closely review all of our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land and investment spend accordingly. However, as a result of the impacts of current market conditions and municipality delays, we are not providing land spending estimates for 2023 at this time.
We ended the second quarter of 2023 with approximately 41,300 lots under control, which represents approximately a 5-year supply of lots based on the past twelve months of homes delivered, including certain lots that we anticipate selling to third parties. This represents a 14% decrease from our approximately 47,800 lots under control at the end of last year’s second quarter.
We opened 34 communities and closed 35 communities in the first half of 2023, ending the second quarter with 195 active communities, compared to 168 at the end of last year’s second quarter. Although the timing of opening new communities and closing existing communities is subject to substantial variation, we expect to grow our community count by approximately 15% by the end of 2023.
While we believe the remainder of 2023 will be challenging compared to the strong market conditions during the first half of 2022 and the previous few years, we also believe that we are well positioned with a strong balance sheet and backlog to manage through the current economic environment. However, the challenging macroeconomic conditions described above could materially and negatively affect our performance in 2023, particularly when compared to our performance over the past few years.
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

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest expense (income) - net for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenue:
Northern homebuilding	$383,886	$472,814	$766,616	$826,600
Southern homebuilding	604,861	548,466	1,197,380	1,031,380
Financial services (a)	25,266	19,374	50,547	43,485
Total revenue	$1,014,013	$1,040,654	$2,014,543	$1,901,465

Gross margin:
Northern homebuilding	$76,489	$104,292	$142,989	$171,400
Southern homebuilding	156,429	160,621	299,274	282,511
Financial services (a)	25,266	19,374	50,547	43,485
Total gross margin	$258,184	$284,287	$492,810	$497,396

Selling, general and administrative expense:
Northern homebuilding	$29,636	$30,214	$56,976	$57,106
Southern homebuilding	46,517	40,597	91,750	78,194
Financial services (a)	11,523	9,766	21,836	19,944
Corporate	19,849	20,845	37,003	36,382
Total selling, general and administrative expense	$107,525	$101,422	$207,565	$191,626

Operating income (loss):
Northern homebuilding	$46,853	$74,078	$86,013	$114,294
Southern homebuilding	109,912	120,024	207,524	204,317
Financial services (a)	13,743	9,608	28,711	23,541
Less: Corporate selling, general and administrative expense	(19,849)	(20,845)	(37,003)	(36,382)
Total operating income	$150,659	$182,865	$285,245	$305,770

Interest (income) expense - net:
Northern homebuilding	$(47)	$—	$(93)	$—
Southern homebuilding	(203)	—	(205)	(2)
Financial services (a)	2,584	941	4,911	1,819
Corporate	(7,004)	(248)	(10,672)	(453)
Total interest (income) expense - net	$(4,670)	$693	$(6,059)	$1,364

Other income	(28)	(1)	(35)	(17)

Income before income taxes	$155,357	$182,173	$291,339	$304,423
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at June 30, 2023 and December 31, 2022:

	At June 30, 2023
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$7,923	$46,596		$—	$54,519
Inventory (a)	975,315	1,657,180		—	2,632,495
Investments in joint venture arrangements	—	41,988		—	41,988
Other assets	40,315	119,319	(b)	973,113	1,132,747
Total assets	$1,023,553	$1,865,083		$973,113	$3,861,749

	At December 31, 2022
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,138	$47,601		$—	$55,739
Inventory (a)	1,100,472	1,672,391		—	2,772,863
Investments in joint venture arrangements	—	51,554		—	51,554
Other assets	38,265	103,182	(b)	693,320	834,767
Total assets	$1,146,875	$1,874,728		$693,320	$3,714,923
(a)Inventory includes: single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Northern Region
Homes delivered	783	1,000	1,580	1,760
New contracts, net	949	722	1,777	1,912
Backlog at end of period	1,253	2,042	1,253	2,042
Average sales price of homes delivered	$490	$471	$485	$469
Average sales price of homes in backlog	$504	$507	$504	$507
Aggregate sales value of homes in backlog	$630,985	$1,036,239	$630,985	$1,036,239
Housing revenue	$383,486	$470,880	$766,116	$824,666
Land sale revenue	$400	$1,934	$500	$1,934
Operating income homes (a)	$46,857	$73,921	$86,013	$114,137
Operating (loss) income land	$(4)	$157	$—	$157
Number of average active communities	102	91	101	91
Number of active communities, end of period	100	89	100	89
Southern Region
Homes delivered	1,207	1,133	2,417	2,196
New contracts, net	1,248	1,098	2,591	2,422
Backlog at end of period	2,255	3,171	2,255	3,171
Average sales price of homes delivered	$494	$483	$492	$467
Average sales price of homes in backlog	$509	$527	$509	$527
Aggregate sales value of homes in backlog	$1,146,672	$1,670,347	$1,146,672	$1,670,347
Housing revenue	$596,712	$547,026	$1,189,028	$1,026,403
Land sale revenue	$8,149	$1,440	$8,352	$4,977
Operating income homes (a)	$109,016	$119,590	$206,635	$202,916
Operating income land	$896	$434	$889	$1,401
Number of average active communities	96	81	96	82
Number of active communities, end of period	95	79	95	79
Total Homebuilding Regions
Homes delivered	1,990	2,133	3,997	3,956
New contracts, net	2,197	1,820	4,368	4,334
Backlog at end of period	3,508	5,213	3,508	5,213
Average sales price of homes delivered	$493	$477	$489	$468
Average sales price of homes in backlog	$507	$519	$507	$519
Aggregate sales value of homes in backlog	$1,777,657	$2,706,586	$1,777,657	$2,706,586
Housing revenue	$980,198	$1,017,906	$1,955,144	$1,851,069
Land sale revenue	$8,549	$3,374	$8,852	$6,911
Operating income homes (a)	$155,873	$193,511	$292,648	$317,053
Operating income land	$892	$591	$889	$1,558
Number of average active communities	198	172	197	173
Number of active communities, end of period	195	168	195	168
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Financial Services
Number of loans originated	1,281	1,343	2,539	2,614
Value of loans originated	$515,533	$516,259	$1,009,994	$996,040

Revenue	$25,266	$19,374	$50,547	$43,485
Less: Selling, general and administrative expenses	11,523	9,766	21,836	19,944
Less: Interest expense	2,584	941	4,911	1,819
Income before income taxes	$11,159	$8,667	$23,800	$21,722

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Northern	9.1%	11.6%	9.9%	8.6%
Southern	11.4%	10.9%	12.7%	9.2%

Total cancellation rate	10.4%	11.2%	11.6%	8.9%

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
Year Over Year Comparison
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Northern Region. During the three months ended June 30, 2023, homebuilding revenue in our Northern region decreased $88.9 million, from $472.8 million in the second quarter of 2022 to $383.9 million in the second quarter of 2023. This 19% decrease in homebuilding revenue was primarily the result of a 22% decrease in the number of homes delivered (217 less units) due to industry conditions discussed above in our Overview section in addition to a lower beginning backlog for the second quarter of 2023 compared to the second quarter of 2022, partially offset by a 4% increase in the average sales price of homes delivered ($19,000 per home delivered). Operating income in our Northern region decreased $27.2 million from $74.1 million in the second quarter of 2022 to $46.9 million during the quarter ended June 30, 2023. This decrease in operating income was the result of a $27.8 million decline in our gross margin partially offset by a $0.6 million decrease in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin declined $27.6 million and our housing gross margin percentage declined 220 basis points to 19.9% in the second quarter of 2023 from 22.1% in the prior year’s second quarter. These declines were primarily due to increased construction and lot costs and the decrease in the number of homes delivered noted above, offset partially by the increase in average sales price of homes delivered compared to prior year. Our land sale gross margin declined $0.2 million in the second quarter of 2023 compared to the same period in 2022 as a result of the mix of lots sold in the current year compared to the prior year.

Selling, general and administrative expense decreased $0.6 million, from $30.2 million for the quarter ended June 30, 2022 to $29.6 million for the quarter ended June 30, 2023, and increased as a percentage of revenue to 7.7% in 2023's second quarter from 6.4% in 2022's second quarter. The decrease in selling, general and administrative expense was primarily attributable to a decrease in compensation-related expenses and a slight decline in variable selling expenses resulting from decreases in sales commissions produced by the lower number of homes delivered.
During the three months ended June 30, 2023, we experienced a 31% increase in new contracts in our Northern region, from 722 in the second quarter of 2022 to 949 in the second quarter of 2023. The increase in new contracts was primarily due to the increase in our average communities compared to prior year in addition to improved demand. Homes in backlog decreased 39% from 2,042 homes at June 30, 2022 to 1,253 homes at June 30, 2023. The decrease in backlog was primarily a result of difficult comps versus last year. Average sales price in backlog decreased to $504,000 at June 30, 2023 compared to $507,000 at June 30, 2022 primarily due to increased sales discounts offered and the mix of homes being sold. During the second quarter of 2023, we opened nine new communities in our Northern region compared to five during the second quarter of 2022. Our monthly absorption rate in our Northern region improved to 3.1 per community in the second quarter of 2023 compared to 2.6 per community in 2022's second quarter due to the increase in new contracts during the quarter.
Southern Region. During the three month period ended June 30, 2023, homebuilding revenue in our Southern region increased $56.4 million, from $548.5 million in the second quarter of 2022 to $604.9 million in the second quarter of 2023. This 10% increase in homebuilding revenue was the result of an 2% increase in the average sales price of homes delivered ($11,000 per home delivered) and a 7% increase in the number of homes delivered (74 more units) due to increased availability of inventory homes. Operating income in our Southern region decreased $10.1 million from $120.0 million in the second quarter of 2022 to $109.9 million during the quarter ended June 30, 2023. This decrease in operating income was the result of a $4.2 million decline in our gross margin and a $5.9 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin declined $4.7 million and our housing gross margin percentage declined from 29.3% in prior year’s second quarter to 26.1% in the second quarter of 2023. These declines were largely due to increased construction and lot costs, offset partially by the increase in average sales price of homes delivered compared to prior year and the increase in the number of homes delivered compared to prior year. Our land sale gross margin improved $0.5 million in the second quarter of 2023 compared to the second quarter of 2022 as a result of the mix of lots sold in the current year compared to the prior year.
Selling, general and administrative expense increased $5.9 million from $40.6 million in the second quarter of 2022 to $46.5 million in the second quarter of 2023 and increased as a percentage of revenue to 7.7% from 7.4% in the second quarter of 2022. The increase in selling, general and administrative expense was attributable to a $5.9 million increase in selling expense primarily due to a $5.0 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered as well as a $0.9 million increase in non-variable selling expense primarily as a result of increased costs associated with our sales offices and models.
During the three months ended June 30, 2023, we experienced a 14% increase in new contracts in our Southern region, from 1,098 in the second quarter of 2022 to 1,248 in the second quarter of 2023. The increase in new contracts was primarily due to our increased community count compared to prior year in addition to improved demand. Homes in backlog decreased 29% from 3,171 homes at June 30, 2022 to 2,255 homes at June 30, 2023 primarily as a result of difficult comps versus last year. Average sales price in backlog decreased to $509,000 at June 30, 2023 from $527,000 at June 30, 2022 primarily due to increased sales discounts offered and the mix of homes being sold. During the three months ended June 30, 2023, we opened six new communities in our Southern region compared to opening 15 communities during 2022's second quarter. Our monthly absorption rate in our Southern region declined slightly to 4.4 per community in the second quarter of 2023 compared to 4.6 per community in the second quarter of 2022 as a result of the increase in our average communities compared to prior year, partially offset by the 14% increase in new contracts compared to prior year.
Financial Services. Revenue from our mortgage and title operations increased 30% to $25.3 million in the second quarter of 2023 from $19.4 million in the second quarter of 2022 due to an increase in the average loan amount from $384,000 in the quarter ended June 30, 2022 to $402,000 in the quarter ended June 30, 2023, higher margins on loans sold during the period compared to prior year’s second quarter, partially offset by a 5% decrease in the number of loan originations from 1,343 in 2022's second quarter to 1,281 in the second quarter of 2023.
Our financial services segment experienced a $4.1 million increase in operating income in the second quarter of 2023 compared to 2022's second quarter, which was primarily due to the increase in revenue discussed above offset, in part, by a $1.8 million increase in selling, general and administrative expense compared to the second quarter of 2022, which was primarily the result of a $0.8 million increase in indemnification write-offs and a $1.0 million increase in other miscellaneous expenses.
At June 30, 2023, M/I Financial provided financing services in all of our markets. Approximately 81% of our homes delivered during the second quarter of 2023 were financed through M/I Financial, compared to 77% in the second quarter of 2022. Capture rate is influenced by financing availability and competition in the mortgage market, and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense decreased $1.0 million from $20.8 million for the second quarter of 2022 to $19.8 million for the second quarter of 2023. This decrease primarily resulted from a $0.5 million decrease in charitable contributions and a $0.5 million decrease in miscellaneous expenses.

Interest (Income) Expense - net. The Company earned $4.7 million of interest income - net for the three months ended June 30, 2023 compared to incurring $0.7 million of interest expense - net for the three months ended June 30, 2022. This was primarily due to a higher average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 24.0% for the three months ended June 30, 2023 and 24.9% for the three months ended June 30, 2022. The decrease in the effective rate from the three months ended June 30, 2022 was primarily attributable to a $1.0 million increase in tax benefit from equity compensation for 2023.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Northern Region. During the first half of 2023, homebuilding revenue in our Northern region decreased $60.0 million, from $826.6 million in the first six months of 2022 to $766.6 million in the first six months of 2023. This 7% decrease in homebuilding revenue was primarily the result of a 10% decrease in the number of homes delivered (180 less units) due to lower beginning backlog for the current year compared to the prior year, and a $1.4 million decrease in land sale revenue, offset partially by a 3% increase in the average sales price of homes delivered ($16,000 per home delivered). Operating income in our Northern region decreased $28.3 million, from $114.3 million during the first half of 2022 to $86.0 million during the six months ended June 30, 2023. The decrease in operating income was primarily the result of a $28.4 million decrease in our gross margin offset partially by a $0.1 million decrease in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin declined $28.3 million, and our housing gross margin percentage declined 210 basis points from 20.8% in the first six months of 2022 to 18.7% for the same period in 2023, primarily due to increased construction and lot costs, offset partially by the increase in average sales price of homes delivered compared to prior year. Our land sale gross margin declined $0.2 million in the first half of 2023 compared to the same period in 2022 as a result of the mix of lots sold in the current year compared to the prior year.

Selling, general and administrative expense decreased $0.1 million, from $57.1 million for the six months ended June 30, 2022 to $57.0 million for the six months ended June 30, 2023, but increased as a percentage of revenue to 7.4% in the first half of 2023 compared to 6.9% in the same period in 2022. The decrease in selling, general and administrative expense was attributable to a $1.0 million decrease in general and administrative expense, which was primarily related to a $0.5 million decrease in compensation-related expenses and $0.5 million decrease in other miscellaneous expenses, partially offset by a $0.9 million increase in selling expense primarily as a result of increased costs associated with our sales offices and models.
During the six months ended June 30, 2023, we experienced a 7% decrease in new contracts in our Northern region, from 1,912 in the six months ended June 30, 2022 to 1,777 in the first half of 2023. Homes in backlog also decreased 39% from 2,042 at June 30, 2022 to 1,253 homes at June 30, 2023. The decreases in new contracts and backlog were primarily due to overall decline in demand compared to prior year. Average sales price in backlog decreased to $504,000 at June 30, 2023 compared to $507,000 at June 30, 2022 primarily due to increased sales discounts offered and the mix of homes being sold. During the six months ended June 30, 2023, we opened 20 new communities in our Northern region, the same as we open during the first half of 2022. Our monthly absorption rate in our Northern region declined to 2.9 per community in the six months ended June 30, 2023 from 3.5 per community in the same period in 2022 as a result of the decrease in the number of new contracts during the period compared to prior year and the increase in the number of average active communities.
Southern Region. During the six months ended June 30, 2023, homebuilding revenue in our Southern region increased $166.0 million from $1.03 billion in the first half of 2022 to $1.20 billion in the first half of 2023. This 16% increase in homebuilding revenue was the result of a 5% increase in the average sales price of homes delivered ($25,000 per home delivered), a 10% increase in the number of homes delivered (221 more units) due to increased availability of inventory homes, and a $3.4 million increase in land sale revenue. Operating income in our Southern region increased 2% from $204.3 million in the first half of 2022 to $207.5 million during the six months ended June 30, 2023. This increase in operating income was the result of a $16.8 million improvement in our gross margin, offset partially by a $13.6 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $17.3 million, due primarily to the increase in average sale price of homes delivered and the increase in the number of homes delivered during the period. Our housing gross margin percentage declined 230 basis points from 27.4% in the six months ended June 30, 2022 to 25.1% in the same period in 2023, primarily due to increased construction and lot costs, offset partially by the increase in average sales price of homes delivered compared to prior year. Our land sale gross margin declined $0.5 million in the first half of 2023 compared to the same period in 2022 as a result of the mix of lots sold in the current year compared to the prior year.
Selling, general and administrative expense increased $13.6 million from $78.2 million in the first half of 2022 to $91.8 million in the first half of 2023 and increased as a percentage of revenue to 7.7% from 7.6% for the first half of 2022. The increase in selling, general and administrative expense was attributable to a $12.6 million increase in selling expense primarily due to a

$10.6 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered as well as a $2.0 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models. The increase in selling, general and administrative expense was also attributable to a $1.0 million increase in general and administrative expense, which was primarily related to an increase in compensation-related expenses due to our strong financial performance during the period.

During the six months ended June 30, 2023, we experienced a 7% increase in new contracts in our Southern region, from 2,422 in the six months ended June 30, 2022 to 2,591 in the first half of 2023 primarily due to the increase in our average number of communities compared to prior year. Homes in backlog decreased 29% from 3,171 homes at June 30, 2022 to 2,255 homes at June 30, 2023 due primarily to difficult comps compared to prior year. Average sales price in backlog decreased from $527,000 at June 30, 2022 to $509,000 at June 30, 2023 primarily due to increased sales discounts offered and the mix of homes being sold. During the six months ended June 30, 2023, we opened 14 communities in our Southern region, compared to opening 31 during the first half of 2022. The decline was a result of delayed land acquisitions and development spend due to market conditions beginning in the second half of 2022, in addition to delays in approvals for entitlements and permits, and construction and supply chain disruptions, all of which delayed community openings during the period. Our monthly absorption rate in our Southern region declined to 4.5 per community in the first half of 2023 from 4.9 per community in the first half of 2022 as a result of the increase in our average communities compared to prior year.
Financial Services. Revenue from our mortgage and title operations increased 16% from $43.5 million in the first half of 2022 to $50.5 million in the first half of 2023 due to higher margins on loans sold during the period compared to 2022's first half and an increase in the average loan amount from $381,000 in the six months ended June 30, 2022 to $398,000 in the six months ended June 30, 2023, offset partially by a 3% decrease in the number of loan originations from 2,614 in the first half of 2022 to 2,539 in the first half of 2023.
Our financial services segment experienced a $5.2 million increase in operating income in the first half of 2023 compared to the same period in 2022, which was primarily due to the increase in revenue discussed above, partially offset by a $1.9 million increase in selling, general and administrative expense compared to the first half of 2022. The increase in selling, general and administrative expense was primarily attributable to a decrease in compensation-related expenses.
At June 30, 2023, M/I Financial provided financing services in all of our markets. Approximately 79% of our homes delivered during both the first half of 2023 and 2022 were financed through M/I Financial. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $0.6 million from $36.4 million for the six months ended June 30, 2022 to $37.0 million for the six months ended June 30, 2023, primarily due to an increase in miscellaneous expenses incurred during the period.
Interest (Income) Expense - net. The Company earned $6.1 million of interest income - net for the six months ended June 30, 2023 compared to incurring $1.4 million of interest expense - net for the six months ended June 30, 2022. This was primarily due to a higher average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 24.1% for the six months ended June 30, 2023 and 24.9% for the six months ended June 30, 2022. The decrease in the effective rate from the six months ended June 30, 2022 was primarily attributable to a $1.6 million increase in tax benefit from equity compensation and a $0.9 million increase in tax benefit for energy efficient homes credit taken during the first half of 2023 compared to the same period in 2022 (due to the timing of the IRA enactment as described further in Note 10).
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At June 30, 2023, we had $668.3 million of cash, cash equivalents and restricted cash, with $667.4 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $356.8 million increase in unrestricted cash and cash equivalents from December 31, 2022. The increase in cash is primarily due to lower land spend than in prior year, fewer houses under construction compared to prior year, house closings, as well as a larger beginning of year balance on hand, Our principal uses of cash for the six months ended June 30, 2023 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, and debt service requirements, including the repayment of amounts outstanding under our credit facilities, and the repurchase of $15.2 million of our outstanding common shares under our 2021 Share Repurchase Program (as defined below). In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans, the sale of mortgage servicing rights, excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
The Company is a party to three primary credit agreements: (1) a $650 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries; (2) a $200 million secured mortgage warehousing agreement, dated May 26, 2023, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $90 million mortgage repurchase agreement, dated October 30, 2017, as amended on October 24, 2022, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”).

As of June 30, 2023, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities in an aggregate principal amount of $886.4 million, with $186.4 million payable within 12 months. Future interest payments associated with these notes payable totaled $182.1 million as of June 30, 2023, with $31.8 million payable within 12 months.
As of June 30, 2023, there were no borrowings outstanding and $81.2 million of letters of credit outstanding under our $650 million Credit Facility, leaving $568.8 million available. We expect to continue managing our balance sheet and liquidity carefully in 2023 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in 2023 from cash receipts, excess cash balances and availability under our credit facilities.
During the first half of 2023, we delivered 3,997 homes, started 3,981 homes, ended the quarter with 4,500 homes under construction versus 6,300 at the end of last year’s second quarter, and spent $141.7 million on land purchases and $201.3 million on land development.

We are actively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of June 30, 2023, we had a total of 17,894 lots under contract, with an aggregate purchase price of approximately $848.3 million, to be acquired during the remainder of 2023 through 2029.
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
Operating Cash Flow Activities. During the six-month period ended June 30, 2023, we generated $417.7 million of cash from operating activities, compared to generating $78.5 million of cash from operating activities during the first half of 2022. The cash generated in operating activities in the first half of 2023 was primarily a result of net income of $221.1 million, $52.5 million of proceeds from the sale of mortgage loans net of mortgage loan originations, a $157.0 million decrease in inventory purchases due to delays and timing of land purchases and an increase of $36.1 million in accounts payable, offset, in part, by a decrease in accrued compensation and other liabilities totaling $62.0 million. The cash generated from operating activities in first half of 2022 was primarily a result of net income of $228.7 million, $78.3 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable, customer deposits and other liabilities totaling $122.7 million offset, in part, by a $336.5 million increase in inventory, a decrease in accrued compensation of $13.4 million and an increase in other assets of $9.9 million.
Investing Cash Flow Activities. During the first half of 2023, we used $2.8 million of cash from investing activities, compared to using $11.5 million of cash from investing activities during the first half of 2022. The cash used in investing activities in the first half of 2023 was primarily a result of a $10.5 million increase in our investment in joint venture arrangements and a $2.1 million increase in property and equipment, offset, in part, by $9.8 million of proceeds from the sale of a portion of our mortgage servicing rights during the second quarter of 2023. The cash used in investing activities during the first half of 2022 was primarily a result of a $10.9 million increase in our investment in joint venture arrangements.

Financing Cash Flow Activities. During the six months ended June 30, 2023, we used $58.1 million of cash from financing activities, compared to using $114.7 million of cash from financing activities during the first six months of 2022. The cash used in financing activities in 2023 was primarily due to repayments of $59.3 million (net of proceeds from borrowings) under our two M/I Financial credit facilities and the repurchase of $15.2 million of our outstanding common shares during the first half of 2023, offset partially by $16.6 million in proceeds from the exercise of stock options during the first half of 2023. The cash used in financing activities in first half of 2022 was primarily due to repayments of $71.6 million (net of proceeds from borrowings) under our two M/I Financial credit facilities and the repurchase of $40.2 million of our outstanding common shares during the first half of 2022.

On July 28, 2021, the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company may purchase up to $100 million of its outstanding common shares (the “2021 Share Repurchase Program”). On February 17, 2022, the Company announced that its Board of Directors approved an increase to its 2021 Share Repurchase Program, for a total of $200 million authorized for repurchases. During the first half of 2023, the Company repurchased 0.2 million outstanding common shares for an aggregate purchase price of $15.2 million under the 2021 Share Repurchase Program which was funded with cash on hand. As of June 30, 2023, the Company is authorized to repurchase an additional $77.9 million of outstanding common shares under the 2021 Share Repurchase Program (see Note 12 to our financial statements for more information).
Based on current market conditions, expected capital needs and availability, and the current market price of the Company’s common shares, we expect to continue repurchasing shares during the remainder of 2023. The timing and amount of any future purchases under the 2021 Share Repurchase Program will be based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements.

At June 30, 2023 and December 31, 2022, our ratio of homebuilding debt to capital was 23% and 25%, respectively, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes, our 2028 Senior Notes, and Notes Payable-Other) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of June 30, 2023:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$568,840
Notes payable – financial services (b)	(b)	$186,396	$2,379
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $1.81 billion of availability for additional senior debt at June 30, 2023. As a result, the full $650 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $81.2 million of letters of credit outstanding at June 30, 2023, leaving $568.8 million available. The Credit Facility has an expiration date of December 9, 2026.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of M/I Financial’s warehousing agreements, which was $290 million as of June 30, 2023. The MIF Mortgage Warehousing Agreement has an expiration date of May 24, 2024 and the MIF Mortgage Repurchase Facility has an expiration date of October 23, 2023.

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

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $250 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $1.42 billion at June 30, 2023 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).

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
As of June 30, 2023, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of June 30, 2023:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$1,418.0	$2,214.9
Leverage Ratio	≤	0.60	0.04
Interest Coverage Ratio	≥	1.5 to 1.0	20.6 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$664.5	$6.0
Unsold Housing Units and Model Homes	≤	2,942	1,214

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. On May 26, 2023, M/I Financial amended and restated the MIF Mortgage Warehousing Agreement which, among other things, extended the expiration date to May 24, 2024, and replaced the Bloomberg Short Term Bank Yield Index (“BSBY”) rate with the SOFR rate. The MIF Mortgage Warehousing Agreement provides for a maximum borrowing availability of $200 million, which increases to $275 million from September 18, 2023 to November 10, 2023 and increases to $300 million from November 11, 2023 to February 9, 2024. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month SOFR rate (adjusting daily subject to a floor of 0.50%) plus a spread of 165 basis points.
The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans originated by M/I Financial that are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement.
As of June 30, 2023, there was $134.5 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF

Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of June 30, 2023:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	12.0 to 1.0	5.8 to 1.0
Liquidity	≥	$10.0	$37.1
Adjusted Net Income	>	$0.0	$22.8
Tangible Net Worth	≥	$20.0	$37.1
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. The MIF Mortgage Repurchase Facility provides for a maximum borrowing availability of $90 million. The MIF Mortgage Repurchase Facility expires on October 23, 2023. As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Repurchase Facility was set at approximately one year, and is under consideration annually by the participating lender. The current lender or M/I Financial may choose not to extend the MIF Mortgage Repurchase Facility on or prior to the current expiration date of October 23, 2023.

M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to One-Month Term SOFR (subject to an all-in floor of 2.375% or 2.75% based on the type of loan) plus 150 or 200 basis points depending on loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the MIF Mortgage Repurchase Facility. As of June 30, 2023, there was $51.9 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants under the MIF Mortgage Repurchase Facility as of June 30, 2023.
Senior Notes.

3.95% Senior Notes. On August 23, 2021, the Company issued $300.0 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of June 30, 2023, the Company was in compliance with all terms, conditions, and covenants under the indenture.

4.95% Senior Notes. On January 22, 2020, the Company issued $400.0 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of June 30, 2023, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 8 to our financial statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.
Supplemental Financial Information.
As of June 30, 2023, M/I Homes, Inc. had $300.0 million aggregate principal amount of its 2030 Senior Notes and $400.0 million aggregate principal amount of its 2028 Senior Notes outstanding.
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

Summarized Balance Sheet Data

(In thousands)	As of June 30, 2023	As of December 31, 2022
Assets:
Cash	$629,824	$269,071
Investment in joint venture arrangements	$36,348	$45,907
Amounts due from Non-Guarantor Subsidiaries	$8,047	$15,772
Total assets	$3,594,200	$3,379,932

Liabilities and Shareholders’ Equity
Total liabilities	$1,349,039	$1,359,951
Shareholders’ equity	$2,245,161	$2,019,981

Summarized Statement of Income Data

Six Months Ended
(In thousands)	June 30, 2023
Revenues	$1,963,996
Land and housing costs	$1,521,733
Selling, general and administrative expense	$185,119
Income before income taxes	$268,114
Net income	$202,064

Weighted Average Borrowings. For the three months ended June 30, 2023 and 2022, our weighted average borrowings outstanding were $757.5 million and $781.9 million, respectively, with a weighted average interest rate of 5.32% and 4.86%, respectively. The decrease in our weighted average borrowings related to decreased borrowings under our two M/I Financial credit facilities during the second quarter of 2023 compared to the same period in 2022. The increase in our weighted average borrowing rate was due to higher interest rates on our credit facilities in 2023 compared to the prior year.

At both June 30, 2023 and December 31, 2022, we had no borrowings outstanding under the Credit Facility. Based on our currently anticipated spending on home construction, overhead expenses and land acquisition and development during the remainder of 2023, offset by expected cash receipts from home deliveries and other sources, we do not expect to incur borrowings under the Credit Facility during the remainder of 2023. To the extent we elect to borrow under the Credit Facility during the remainder of 2023, the actual amount borrowed and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2021 Share Repurchase Program and any other extraordinary events or transactions.  The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $81.2 million of letters of credit issued and outstanding under the Credit Facility at June 30, 2023. During the six months ended June 30, 2023, the average daily amount of letters of credit outstanding under the Credit Facility was $80.6 million and the maximum amount of letters of credit outstanding under the Credit Facility was $94.9 million.

At June 30, 2023, M/I Financial had $134.5 million outstanding under the MIF Mortgage Warehousing Agreement.  During the six months ended June 30, 2023, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $17.1 million and the maximum amount outstanding was $200.9 million, which occurred during January 2023 while the temporary increase provision was in effect and the maximum borrowing availability was $300.0 million.
At June 30, 2023, M/I Financial had $51.9 million outstanding under the MIF Mortgage Repurchase Facility.  During the six months ended June 30, 2023, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $36.9 million and the maximum amount outstanding was $59.1 million, which occurred during May 2023.
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
INTEREST RATES AND INFLATION

Our business is significantly affected by general economic conditions within the United States and, particularly, by the impact of interest rates and inflation.  The annual rate of inflation in the United States was approximately 3% in June 2023, as measured by the Consumer Price Index (CPI), down from 6.5% in December 2022 and down from 9.1% in June 2022 (which was the highest inflation rate experienced in 40 years). As a result of the high inflation rates during 2022, we experienced an increase in the costs of land, materials and labor that we have been able to pass along to the consumer. However, inflation has also reduced the purchasing power of potential homebuyers and has negatively impacted their ability and desire to buy a home and our ability to pass along our increased costs to our homebuyers. As the rate of inflation declined during 2023, our costs began to stabilize, as evidenced by our sequential increase in gross margin from the first quarter of 2023 to the second quarter of 2023.
Beginning in the second half of 2022, the pace of sales across the homebuilding industry declined significantly from the unprecedented levels experienced in the two years prior as a result of the sharp increase in mortgage interest rates from approximately 3% in December 2021 to around 6.5% at the end of 2022, the highest rates in over a decade, as well as significant inflation in the broader economy, and the substantial rise in home prices. Interest rates have appeared to stabilize in 2023 at approximately 7% as rate increases moderated. These macroeconomic trends have pressured housing affordability, negatively impacted homebuyer sentiment and impacted the costs of financing land development activities and housing construction. The higher mortgage interest rates and the high rate of inflation are making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them, although we have seen a recovery in demand over the last two quarters as a result of potential homebuyers re-entering the market after becoming more accustomed to the higher interest rate environment, along with the limited supply of new and resale inventory.  Rising interest rates, as well as increased materials and labor costs, can also reduce gross margins.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility, which permitted borrowings of up to $940 million as of June 30, 2023, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2023	2022
Whole loan contracts and related committed IRLCs	$937	$—
Uncommitted IRLCs	222,123	262,529
FMBSs related to uncommitted IRLCs	212,000	341,088
Whole loan contracts and related mortgage loans held for sale	10,412	16,507
FMBSs related to mortgage loans held for sale	175,000	232,518
Mortgage loans held for sale covered by FMBSs	182,057	233,378

The table below shows the measurement of assets and liabilities at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2023	2022
Mortgage loans held for sale	$190,845	$242,539
Forward sales of mortgage-backed securities	2,862	(3,005)
Interest rate lock commitments	1,739	787
Whole loan contracts	(274)	(377)
Total	$195,172	$239,944

The following table sets forth the amount of (loss) gain recognized on assets and liabilities for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2023	2022	2023	2022
Mortgage loans held for sale	$(3,139)	$3,081	$836	$(2,875)
Forward sales of mortgage-backed securities	4,632	(16,312)	5,867	(2,753)
Interest rate lock commitments	(2,537)	4,536	961	(2,693)
Whole loan contracts	474	(13)	94	112
Total (loss) gain recognized	$(570)	$(8,708)	$7,758	$(8,209)

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of June 30, 2023. Because the MIF Mortgage Warehousing Agreement and MIF Mortgage Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at June 30, 2023. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total	6/30/2023
ASSETS:
Mortgage loans held for sale:
Fixed rate	$191,440	—	—	—	—	—	$191,440	$190,845
Weighted average interest rate	5.89%	—	—	—	—	—	5.89%

LIABILITIES:
Long-term debt — fixed rate	—	—	—	—	—	$700,000	$700,000	$630,250
Weighted average interest rate	—	—	—	—	—	4.52%	4.52%
Short-term debt — variable rate	$186,396	—	—	—	—	—	$186,396	$186,396
Weighted average interest rate	6.77%	—	—	—	—	—	6.77%

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s legal proceedings are discussed in Note 6 to the Company’s Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors appearing in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities - None.
(b) Use of Proceeds - Not Applicable.
(c) Purchases of Equity Securities

Common shares purchased during the three months ended June 30, 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

April 1, 2023 - April 30, 2023	—	$—	—	$93,145,227
May 1, 2023 - May 31, 2023	120,000	$70.60	120,000	$84,673,591
June 1, 2023 - June 30, 2023	90,000	$74.84	90,000	$77,937,807

Quarter ended June 30, 2023	210,000	$72.42	210,000	$77,937,807
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

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1
Fourth Amended and Restated Mortgage Warehousing Agreement, dated May 26, 2023, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2023).

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

M/I Homes, Inc.
(Registrant)

Date:	July 28, 2023	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 28, 2023	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)