Form 10-Q
period 2023-09-30
M/I HOMES, INC.
filed 2023-10-27
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023

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
Common shares, par value $.01 per common share: 27,848,522 shares outstanding as of October 25, 2023.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par values)	September 30, 2023	December 31, 2022

ASSETS:
Cash, cash equivalents and restricted cash	$736,252	$311,542
Mortgage loans held for sale	207,181	242,539
Inventory	2,740,528	2,828,602
Property and equipment - net	36,015	37,446
Investment in joint venture arrangements	44,866	51,554
Operating lease right-of-use assets	58,304	60,416
Deferred income tax asset	18,019	18,019
Goodwill	16,400	16,400
Other assets	145,803	148,405
TOTAL ASSETS	$4,003,368	$3,714,923

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$250,937	$228,597
Customer deposits	94,675	93,118
Operating lease liabilities	59,433	61,310
Other liabilities	234,223	276,217
Community development district obligations	21,150	29,701
Obligation for consolidated inventory not owned	23,195	17,048
Notes payable bank - financial services operations	200,619	245,741
Senior notes due 2028 - net	396,685	396,105
Senior notes due 2030 - net	296,739	296,361
TOTAL LIABILITIES	$1,577,656	$1,644,198

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both September 30, 2023 and December 31, 2022; issued 30,137,141 shares at both September 30, 2023 and December 31, 2022	$301	$301
Additional paid-in capital	348,162	352,639
Retained earnings	2,196,066	1,835,983
Treasury shares - at cost - 2,288,619 and 2,697,058 shares at September 30, 2023 and December 31, 2022, respectively	(118,817)	(118,198)
TOTAL SHAREHOLDERS’ EQUITY	$2,425,712	$2,070,725
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,003,368	$3,714,923

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per common share amounts)	2023	2022	2023	2022

Revenue	$1,046,371	$1,012,928	$3,060,914	$2,914,393
Costs and expenses:
Land and housing	764,638	741,013	2,286,371	2,145,082
General and administrative	55,867	58,247	162,481	162,246
Selling	53,735	46,373	154,686	134,000
Other expense (income)	1	—	(34)	(17)
Interest (income) expense - net	(5,834)	701	(11,893)	2,065
Total costs and expenses	$868,407	$846,334	$2,591,611	$2,443,376

Income before income taxes	177,964	166,594	469,303	471,017

Provision for income taxes	38,948	35,004	109,220	110,750

Net income	$139,016	$131,590	$360,083	$360,267
Earnings per common share:
Basic	$4.98	$4.76	$12.97	$12.86
Diluted	$4.82	$4.67	$12.58	$12.59

Weighted average shares outstanding:
Basic	27,909	27,618	27,769	28,025
Diluted	28,837	28,185	28,631	28,610

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended September 30, 2023
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at June 30, 2023	27,782,616	$301	$350,127	$2,057,050	$(109,019)	$2,298,459
Net income	—	—	—	139,016	—	139,016
Stock options exercised	283,292	—	(2,559)	—	13,142	10,583
Stock-based compensation expense	—	—	2,682	—	—	2,682
Repurchase of common shares	(263,000)	—	—	—	(25,052)	(25,052)
Deferral of executive and director compensation	—	—	24	—	—	24
Executive and director deferred compensation distributions	45,614	—	(2,112)	—	2,112	—
Balance at September 30, 2023	27,848,522	$301	$348,162	$2,196,066	$(118,817)	$2,425,712

	Nine Months Ended September 30, 2023
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2022	27,440,083	$301	$352,639	$1,835,983	$(118,198)	$2,070,725
Net income	—	—	—	360,083	—	360,083
Stock options exercised	778,358	—	(7,858)	—	35,010	27,152
Stock-based compensation expense	—	—	7,006	—	—	7,006
Repurchase of common shares	(473,000)	—	—	—	(40,259)	(40,259)
Deferral of executive and director compensation	—	—	1,005	—	—	1,005
Executive and director deferred compensation distributions	103,081	—	(4,630)	—	4,630	—
Balance at September 30, 2023	27,848,522	$301	$348,162	$2,196,066	$(118,817)	$2,425,712

	Three Months Ended September 30, 2022
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at June 30, 2022	27,760,583	$301	$347,923	$1,573,998	$(103,955)	$1,818,267
Net income	—	—	—	131,590	—	131,590
Stock options exercised	8,400	—	(137)	—	369	232
Stock-based compensation expense	—	—	2,764	—	—	2,764
Repurchase of common shares	(340,000)	—	—	—	(15,099)	(15,099)
Deferral of executive and director compensation	—	—	19	—	—	19
Balance at September 30, 2022	27,428,983	$301	$350,569	$1,705,588	$(118,685)	$1,937,773

	Nine Months Ended September 30, 2022
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2021	28,499,630	$301	$347,452	$1,345,321	$(68,890)	$1,624,184
Net income	—	—	—	360,267	—	360,267
Stock options exercised	38,800	—	(687)	—	1,689	1,002
Stock-based compensation expense	—	—	6,613	—	—	6,613
Repurchase of common shares	(1,200,000)	—	—	—	(55,334)	(55,334)
Deferral of executive and director compensation	—	—	1,041	—	—	1,041
Executive and director deferred compensation distributions	90,553	—	(3,850)	—	3,850	—
Balance at September 30, 2022	27,428,983	$301	$350,569	$1,705,588	$(118,685)	$1,937,773

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
OPERATING ACTIVITIES:
Net income	$360,083	$360,267
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income from joint venture arrangements	(34)	(17)
Mortgage loan originations	(1,588,199)	(1,482,628)
Proceeds from the sale of mortgage loans	1,622,683	1,567,685
Fair value adjustment of mortgage loans held for sale	874	7,271
Capitalization of originated mortgage servicing rights	(4,312)	(7,090)
Amortization of mortgage servicing rights	1,269	1,137
Depreciation	9,565	9,754
Amortization of debt issue costs	2,056	1,933
(Gain) loss on sale of mortgage servicing rights	(990)	418
Stock-based compensation expense	7,006	6,613
Change in assets and liabilities:
Inventory	108,627	(533,036)
Other assets	2,149	(37,400)
Accounts payable	22,340	51,821
Customer deposits	1,557	18,504
Accrued compensation	(7,187)	(807)
Other liabilities	(40,257)	21,426
Net cash provided by (used in) operating activities	497,230	(14,149)

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,613)	(3,878)
Return of capital from joint venture arrangements	—	2,046
Investment in joint venture arrangements	(19,726)	(17,366)
Proceeds from sale of mortgage servicing rights	10,207	100
Net cash used in investing activities	(14,132)	(19,098)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	238,900
Repayment of bank borrowings - homebuilding operations	—	(238,900)
Net repayments of bank borrowings - financial services operations	(45,122)	(76,789)
Principal repayments of notes payable - other and community development district bond obligations	—	(4,119)
Repurchase of common shares	(40,259)	(55,334)
Debt issue costs	(159)	(120)
Proceeds from exercise of stock options	27,152	1,002
Net cash used in financing activities	(58,388)	(135,360)
Net increase (decrease) in cash, cash equivalents and restricted cash	424,710	(168,607)
Cash, cash equivalents and restricted cash balance at beginning of period	311,542	236,368
Cash, cash equivalents and restricted cash balance at end of period	$736,252	$67,761

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$9,376	$8,562
Income taxes	$112,375	$123,118

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(8,551)	$11,902
Consolidated inventory not owned	$6,147	$2,010
Distribution of single-family lots from joint venture arrangements	$26,448	$20,758

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

Impact of New Accounting Standards

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-05, Business Combinations - Joint Venture Formations (“ASU 2023-05”), which addresses the accounting for contributions made to a joint venture. The amendments in ASU 2023-05 require joint ventures to initially measure all contributions received upon formation at fair value. This update will be applied prospectively to all joint venture formations with a formation date on or after January 1, 2025. We are currently evaluating the effect of adopting this new accounting guidance, but we do not expect that adoption will have a material impact on our consolidated financial statements and disclosures.

Significant Accounting Policies

There have been no significant changes to our significant accounting policies during the quarter ended September 30, 2023 as compared to those disclosed in our 2022 Form 10-K.
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

A summary of the Company’s inventory as of September 30, 2023 and December 31, 2022 is as follows:

(In thousands)	September 30, 2023	December 31, 2022
Single-family lots, land and land development costs	$1,355,622	$1,294,779
Land held for sale	6,881	3,331
Homes under construction	1,218,256	1,366,804
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2023 - $11,816; December 31, 2022 - $10,371)	65,829	61,200
Community development district infrastructure	21,150	29,701
Land purchase deposits	49,595	55,739
Consolidated inventory not owned	23,195	17,048
Total inventory	$2,740,528	$2,828,602

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of September 30, 2023 and December 31, 2022, we had 2,021 homes (with a carrying value of $395.1 million) and 1,827 homes (with a carrying value of $431.7 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $21.2 million liability and a $29.7 million liability related to these CDD bond obligations as of September 30, 2023 and December 31, 2022, respectively, along with the related inventory infrastructure.

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
Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  A summary of capitalized interest for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Capitalized interest, beginning of period	$30,800	$27,049	$29,675	$24,343
Interest capitalized to inventory	8,957	8,926	26,906	26,495
Capitalized interest charged to land and housing costs and expenses	(8,778)	(6,683)	(25,602)	(21,546)
Capitalized interest, end of period	$30,979	$29,292	$30,979	$29,292

Interest incurred - net	$3,123	$9,627	$15,013	$28,560

NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of September 30, 2023 and December 31, 2022, our investment in such joint venture arrangements totaled $44.9 million and $51.6 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $6.7 million decrease during the nine-month period ended September 30, 2023 was driven primarily by lot distributions from our joint venture arrangements of $26.4 million, offset, in part, by our cash contributions to our joint venture arrangements during the first nine months of 2023 of $19.7 million.
The majority of our investment in joint venture arrangements for both September 30, 2023 and December 31, 2022 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of September 30, 2023 and December 31, 2022, the Company had $39.2 million and $45.9 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of September 30, 2023 and December 31, 2022, the Company had $5.6 million and $5.7 million, respectively, of equity invested in LLCs. The Company’s percentage of ownership in these LLCs as of both September 30, 2023 and December 31, 2022 ranged from 25% to 50%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. The Company’s share of losses from its LLCs was less than $0.1 million for the three months ended September 30, 2023. The Company’s equity in income relating to earnings from its LLCs was less than $0.1 million for both the nine months ended September 30, 2023 and 2022. The Company did not have any equity in income relating to earnings or share of losses from its LLCs during the three months ended September 30, 2022. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of September 30, 2023 was the amount invested of $44.9 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the 2022 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2023 and December 31, 2022, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of our mortgage servicing rights were $9.1 million at September 30, 2023. At December 31, 2022, both the carrying value and fair value of our mortgage servicing rights were $15.8 million.
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
The table below shows the notional amounts of our financial instruments at September 30, 2023 and December 31, 2022:

Description of Financial Instrument (in thousands)	September 30, 2023	December 31, 2022
Uncommitted IRLCs	$247,239	$262,529
FMBSs related to uncommitted IRLCs	259,000	341,088
Whole loan contracts and related mortgage loans held for sale	6,669	16,507
FMBSs related to mortgage loans held for sale	174,000	232,518
Mortgage loans held for sale covered by FMBSs	190,116	233,378

The following table sets forth the amount of (loss) gain recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2023	2022	2023	2022
Mortgage loans held for sale	$(1,710)	$(4,396)	$(873)	$(7,271)
Forward sales of mortgage-backed securities	4,655	24,952	10,522	22,199
Interest rate lock commitments	(1,701)	(13,015)	(740)	(15,708)
Whole loan contracts	(397)	(209)	(303)	(97)
Total gain (loss) recognized	$847	$7,332	$8,606	$(877)

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	September 30, 2023		September 30, 2023
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$7,517	Other liabilities	$—
Interest rate lock commitments	Other assets	47	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	681
Total fair value measurements		$7,564		$681

	Asset Derivatives		Liability Derivatives
	December 31, 2022		December 31, 2022
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$3,005
Interest rate lock commitments	Other assets	787	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	377
Total fair value measurements		$787		$3,382
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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and nine months ended September 30, 2023 and 2022, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the 2022 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and nine months ended September 30, 2023 and 2022, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2023 and December 31, 2022. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		September 30, 2023		December 31, 2022
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$736,252	$736,252	$311,542	$311,542
Mortgage loans held for sale	Level 2	207,181	207,181	242,539	242,539
Interest rate lock commitments	Level 2	47	47	787	787
Forward sales of mortgage-backed securities	Level 2	7,517	7,517	—	—
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	—	—
Notes payable - financial services operations	Level 2	200,619	200,619	245,741	245,741
Senior notes due 2028 (a)	Level 2	400,000	358,000	400,000	353,500
Senior notes due 2030 (a)	Level 2	300,000	244,875	300,000	240,750
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	681	681	377	377
Forward sales of mortgage-backed securities	Level 2	—	—	3,005	3,005
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at September 30, 2023 and December 31, 2022:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole Loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2028 and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at September 30, 2023 and December 31, 2022. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended September 30, 2023 under the Company’s $650 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the secured overnight financing rate (“SOFR”) plus a margin of 175 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. As of September 30, 2023, M/I Financial, LLC, a 100%-owned subsidiary of M/I Homes, Inc. (“M/I Financial”), was a party to two credit agreements: (1) a $200 million secured mortgage warehousing agreement, dated May 26, 2023, as amended on October 24, 2023 (the “MIF Mortgage Warehousing Agreement”); and (2) a $90 million mortgage repurchase agreement, dated October 30, 2017, as amended (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate was based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial during the third quarter of 2023 fluctuated with SOFR. See Note 8 to our financial statements for additional information regarding the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $613.7 million and $360.4 million were covered under these guarantees as of September 30, 2023 and

December 31, 2022, respectively.  The increase in loans covered by these guarantees from December 31, 2022 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at September 30, 2023, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $5.9 million and $2.4 million at September 30, 2023 and December 31, 2022, respectively.
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
The Company recorded a liability relating to the guarantees described above totaling $1.6 million and $0.7 million at September 30, 2023 and December 31, 2022, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
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

A summary of warranty activity for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Warranty reserves, beginning of period	$33,519	$29,970	$32,902	$29,728
Warranty expense on homes delivered during the period	5,545	5,373	16,296	15,479
Changes in estimates for pre-existing warranties	647	2,342	2,347	3,520
Settlements made during the period	(6,287)	(6,807)	(18,121)	(17,849)
Warranty reserves, end of period	$33,424	$30,878	$33,424	$30,878

Performance Bonds and Letters of Credit

At September 30, 2023, the Company had outstanding approximately $417.6 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2028. Included in this total are: (1) $332.1 million of performance and maintenance bonds and $67.5 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $9.9 million of financial letters of credit, of which $9.5 million represent deposits on land and lot purchase agreements; (3) $4.8 million of financial bonds; and (4) $3.3 million of corporate notes.

Land Option Contracts and Other Similar Contracts

At September 30, 2023, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $1.04 billion. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters
The Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At September 30, 2023 and December 31, 2022, we had $1.4 million and $1.2 million reserved for legal expenses, respectively.
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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis via a quantitative test during the fourth quarter of 2022, and there was no impairment recorded at December 31, 2022. At September 30, 2023, no indicators for impairment existed and therefore no impairment was recorded. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen or other events occur that could impact the fair value of the reporting unit.

NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $650 million and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $800 million, subject to obtaining additional commitments from lenders. The Credit Facility matures on December 9, 2026. Interest on amounts borrowed under the Credit Facility is payable at multiple interest rate options including one, three or six month adjusted term SOFR (subject to a floor of 0.25%) plus a margin of 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio). The Credit Facility also contains certain financial covenants. At September 30, 2023, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $1.95 billion of availability for additional senior debt at September 30, 2023. As a result, the full $650 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At September 30, 2023, there were no borrowings outstanding and $77.4 million of letters of credit outstanding, leaving a net remaining borrowing availability of $572.6 million. The Credit Facility includes a $250 million sub-facility for letters of credit.
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
Notes Payable - Financial Services
The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. As of September 30, 2023, the MIF Mortgage Warehousing Agreement, subject to increases and decreases during certain periods, provided for a maximum borrowing availability of $200 million, which increased to $275 million on September 18, 2023. The MIF Mortgage Warehousing Agreement expires on May 24, 2024. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month SOFR rate (adjusting daily subject to a floor of 0.50%) plus a spread of 165 basis points. The MIF Mortgage Warehousing Agreement also contains certain financial covenants. At September 30, 2023, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Warehousing Agreement.
On October 24, 2023, M/I Financial entered into an amendment to its MIF Mortgage Warehousing Agreement which reduced its borrowing availability to $110 million through November 10, 2023. The borrowing availability under the MIF Mortgage Warehouse Agreement will increase to $120 million from November 11, 2023 through February 9, 2024 and reduce to $80 million on February 10, 2024 through the maturity date.
The MIF Mortgage Repurchase Facility was used to finance eligible residential mortgage loans originated by M/I Financial. As of September 30, 2023, the MIF Mortgage Repurchase Facility provided for a mortgage repurchase facility with a maximum borrowing availability of $90 million. M/I Financial paid interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to One-Month Term SOFR (subject to an all-in floor of 2.375% or 2.75% based on the type of loan) and adjusted certain financial covenant limits, plus 150 or 200 basis points depending on the loan type. The MIF Mortgage Repurchase Facility also contained certain financial covenants. At September 30, 2023, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility. M/I Financial allowed the MIF Mortgage Repurchase Facility to expire on its scheduled expiration date of October 23, 2023 and did not renew the facility.
M/I Financial entered into a new mortgage repurchase agreement on October 24, 2023 (the “New MIF Mortgage Repurchase Facility”), which provides for a maximum borrowing availability of $300 million (subject to increases and decreases during certain periods) and expires on October 22, 2024. The borrowing availability under the New MIF Mortgage Repurchase Facility is $270 million through November 10, 2023, will increase to $300 million from November 11, 2023 through February 9, 2024, will decrease to $240 million from February 10, 2024 through September 17, 2024 and will increase to $270 million from September 18, 2024 until maturity. The New MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the New MIF Mortgage Repurchase Facility at a per annum rate based on Daily Adjusting One-Month Term SOFR plus a margin as defined in the repurchase agreement. The New MIF Mortgage Repurchase Facility also contains certain financial covenants each of which is defined in the repurchase agreement.

As of the date of this report, M/I Financial’s total combined maximum borrowing availability under the MIF Mortgage Warehousing Agreement and the New MIF Mortgage Repurchase Facility was $380 million.
At September 30, 2023 and December 31, 2022, M/I Financial’s total combined maximum borrowing availability under its credit facilities was $365.0 million and $390.0 million, respectively. At September 30, 2023 and December 31, 2022, M/I Financial had $200.6 million and $245.7 million, respectively, in borrowings outstanding on a combined basis under its then-outstanding credit facilities.
Senior Notes
As of both September 30, 2023 and December 31, 2022, we had $300.0 million of our 2030 Senior Notes outstanding. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year, and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As of both September 30, 2023 and December 31, 2022, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price is currently 103.713% of the principal amount outstanding, but will decline to 102.475% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2024, will further decline to 101.238% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2025 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.
The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of September 30, 2023, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of September 30, 2023, the Company was in compliance with all terms, conditions, and covenants under the indenture.

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
The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $788.0 million at September 30, 2023 and $661.7 million at December 31, 2022. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors (see Note 12 to our financial statements for more information).

NOTE 9. Earnings Per Common Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per common share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per common share amounts)	2023	2022	2023	2022
NUMERATOR
Net income	$139,016	$131,590	$360,083	$360,267
DENOMINATOR
Basic weighted average shares outstanding	27,909	27,618	27,769	28,025
Effect of dilutive securities:
Stock option awards	638	248	552	274
Deferred compensation awards	290	319	310	311
Diluted weighted average shares outstanding	28,837	28,185	28,631	28,610
Earnings per common share:
Basic	$4.98	$4.76	$12.97	$12.86
Diluted	$4.82	$4.67	$12.58	$12.59
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	—	908	—	826
NOTE 10. Income Taxes
The Inflation Reduction Act (IRA) was enacted on August 16, 2022 to address the high cost of prescription drugs, healthcare availability, climate change and inflation. The IRA extended the energy efficient homes credit through 2032 and, as a result, the Company recognized a $3.1 million year-to-date tax benefit for energy efficient homes credit during the first nine months of 2023. The Company recognized an $8.4 million tax benefit for energy efficient homes credit in 2022’s first nine months.
During the three months ended September 30, 2023 and 2022, the Company recorded a tax provision of $38.9 million and $35.0 million, respectively, which reflects income tax expense related to income before income taxes for the periods. The effective tax rate for the three months ended September 30, 2023 and 2022 was 21.9% and 21.0%, respectively. The increase in the effective rate from the three months ended September 30, 2022 was primarily attributable to the $6.2 million decrease in tax benefit from energy efficient home credits for 2023, offset by a $3.0 million increase in tax benefit from equity compensation and a $1.6 million decrease in tax expense from permanent adjustments for 2023.
During the nine months ended September 30, 2023 and 2022, the Company recorded a tax provision of $109.2 million and $110.8 million, respectively. The effective tax rate for the nine months ended September 30, 2023 and 2022 was 23.3% and 23.5%, respectively. The decrease in the effective rate from the nine months ended September 30, 2022 was primarily attributable to a $5.3 million decrease in tax benefit from energy efficient home credits for 2023, offset by a $4.6 million increase in tax benefit from equity compensation and a $1.3 million decrease in tax expense from permanent adjustments for 2023.
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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment, revenue, operating income (loss) and interest (income) expense - net for the three and nine months ended September 30, 2023 and 2022, as well as the Company’s income before income taxes for such periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Revenue:
Northern homebuilding	$348,240	$415,741	$1,114,856	$1,242,341
Southern homebuilding	674,540	577,088	1,871,920	1,608,468
Financial services (a)	23,591	20,099	74,138	63,584
Total revenue	$1,046,371	$1,012,928	$3,060,914	$2,914,393

Operating income (loss):
Northern homebuilding	$43,762	$59,623	$129,775	$173,917
Southern homebuilding	135,627	119,311	343,151	323,628
Financial services (a)	12,471	9,233	41,182	32,774
Less: Corporate selling, general and administrative expense	(19,729)	(20,872)	(56,732)	(57,254)
Total operating income	$172,131	$167,295	$457,376	$473,065

Interest (income) expense - net:
Northern homebuilding	$(48)	$2	$(141)	$2
Southern homebuilding	—	(651)	(205)	(653)
Financial services (a)	2,593	1,350	7,504	3,169
Corporate	(8,379)	—	(19,051)	(453)
Total interest (income) expense - net	$(5,834)	$701	$(11,893)	$2,065

Other expense (income)	1	—	(34)	(17)

Income before income taxes	$177,964	$166,594	$469,303	$471,017
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.
The following tables show total assets by segment at September 30, 2023 and December 31, 2022:

	September 30, 2023
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,062	$41,533		$—	$49,595
Inventory (a)	1,046,578	1,644,355		—	2,690,933
Investments in joint venture arrangements	—	44,866		—	44,866
Other assets	34,366	109,798	(b)	1,073,810	1,217,974
Total assets	$1,089,006	$1,840,552		$1,073,810	$4,003,368

	December 31, 2022
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,138	$47,601		$—	$55,739
Inventory (a)	1,100,472	1,672,391		—	2,772,863
Investments in joint venture arrangements	—	51,554		—	51,554
Other assets	38,265	103,182	(b)	693,320	834,767
Total assets	$1,146,875	$1,874,728		$693,320	$3,714,923
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

The Company repurchased 0.3 million outstanding common shares at an aggregate purchase price of $25.1 million under the 2021 Share Repurchase Program during the third quarter of 2023. As of September 30, 2023, $52.9 million remained available for repurchases under the 2021 Share Repurchase Program.
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
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Housing	$1,008,356	$986,843	$2,963,500	$2,837,912
Land sales	14,424	5,986	23,276	12,897
Financial services (a)	23,591	20,099	74,138	63,584
Total revenue	$1,046,371	$1,012,928	$3,060,914	$2,914,393
(a)Revenue includes hedging gains of $7.4 million and $13.8 million for the three months ended September 30, 2023 and 2022, respectively, and hedging gains of $11.5 million and $32.1 million for the nine months ended September 30, 2023 and 2022. Hedging gains/losses do not represent revenue recognized from contracts with customers.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 98% of our total revenues for the three and nine months ended September 30, 2023 and 2022, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 149,800 homes since commencing homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Ft. Myers/Naples, Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended September 30, 2023 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Form 10-K.
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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee
Overview
We ended the third quarter of 2023 with an all-time quarterly record net income, third quarter record revenue and income before income taxes, along with strong cash flow and liquidity and low leverage. Our new contracts for the third quarter of 2023 increased 50% compared to the third quarter of 2022 as we experienced improvements in homebuyer demand as a result of the limited supply of resale and new home inventory and potential homebuyers adjusting to the interest rate environment compared to the hesitation that appeared to exist in 2022’s third quarter. Home deliveries increased during the quarter by 3% compared to the third quarter of 2022 as supply chain disruptions have eased leading to an improvement in our building cycle times. This increase resulted in a sequential increase in our gross margin compared to the second quarter of 2023.

We achieved the following record results during the third quarter and the nine months ended September 30, 2023 in comparison to the third quarter and the nine months ended September 30, 2022:
•Revenue increased 3% to $1.05 billion (a third quarter record) and increased 5% to $3.06 billion (a year-to-date record), respectively;
•Income before income taxes increased 7% to $178.0 million (a third quarter record);
•Net income increased 6% to $139.0 million (an all-time quarterly record);
•New contracts increased 50% to 2,021 from 1,349 (second highest third quarter in Company history);
•Average sales price of homes delivered increased 3% to $486,000 (a year-to-date record) for the nine months ended September 30, 2023;
•Number of homes delivered increased 3% to 2,096 homes (second highest third quarter in Company history) and increased 2% to 6,093 homes (second highest year-to-date record in Company history), respectively; and
•Shareholders’ equity of $2.43 billion (a record high for the Company).

In addition to the results described above, our financial services operations also achieved strong income before income taxes for the third quarter and the first nine months of 2023, benefiting from higher margins and an increase in the average loan amount.

Our company-wide absorption pace of sales per community for the third quarter of 2023 improved to 3.4 per month compared to 2.6 per month for the prior year’s third quarter as a result of the 50% increase in the number of new contracts during the quarter compared to prior year, partially offset by a smaller increase in our average community count to 200 for the third quarter of 2023 from 173 for the third quarter of 2022. We plan to open additional new communities during the remainder of 2023, increasing our community count by approximately 15% from the end of 2022.
Summary of Company Financial Results

Income before income taxes for the third quarter of 2023 increased 7% from $166.6 million in the third quarter of 2022 to a third quarter record $178.0 million in 2023. We achieved an all-time quarterly record net income of $139.0 million, or $4.82 per diluted share, in 2023's third quarter, compared to net income of $131.6 million, or $4.67 per diluted share, in 2022's third quarter. Our effective tax rate was 21.9% in 2023’s third quarter compared to 21.0% in 2022. For the nine months ended September 30, 2023, income before income taxes decreased slightly from $471.0 million in the nine months ended September 30, 2022 to $469.3 million in 2023. We achieved net income of $360.1 million, or $12.58 per diluted share, during 2023’s first nine-month period compared to net income of $360.3 million, or $12.59 per diluted share, in the nine months ended September 30, 2022. Our effective tax rate was 23.3% in 2023's first nine months compared to 23.5% in the same period in 2022.
During the quarter ended September 30, 2023, we achieved record third quarter total revenue of $1.05 billion, of which $1.01 billion was from homes delivered, $14.4 million was from land sales and $23.6 million was from our financial services operations. Revenue from homes delivered increased 2% in 2023's third quarter compared to the same period in 2022 driven primarily by a 3% increase in the number of homes delivered (70 units), offset partially by a 1% decrease in the average sales price of homes delivered ($6,000 per home delivered). Revenue from land sales increased $8.4 million from the third quarter of 2022 due to more land sales in the current year compared to the prior year. Revenue from our financial services segment increased 17% to $23.6 million in the third quarter of 2023 as a result of an increase in the average loan amount, higher margins on loans sold during the period compared to the third quarter of 2022, and an increase in loans sold during the period. For the nine months ended September 30, 2023, we recorded year-to-date record total revenue of $3.06 billion, of which $2.96 billion was from homes delivered, $23.3 million was from land sales and $74.1 million was from our financial services operations. Revenue from homes delivered increased 4% in the nine months ended September 30, 2023 compared to the same period in 2022 driven primarily by a 3% increase in the average sales price of homes delivered ($12,000 per home delivered), in addition to a 2% increase in the number of homes delivered (111 units). Revenue from land sales increased $10.4 million from the nine months ended September 30, 2022 due to increased land sales in 2023's first nine months compared to the prior year. Revenue from our financial services segment increased 17% to $74.1 million in the first nine months of 2023 as a result of an increase in the average loan amount, higher margins on loans sold during the period compared to the nine months ended September 30, 2022, and an increase in loans sold during the period.
Total gross margin (total revenue less total land and housing costs) increased $9.8 million in the third quarter of 2023 compared to the third quarter of 2022 as a result of a $6.3 million improvement in the gross margin of our homebuilding operations (housing gross margin and land sales gross margin) and a $3.5 million increase in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $5.6 million and our housing gross margin percentage remained flat at 25.4%. The increase in gross margin dollars primarily resulted from the 3% increase in homes delivered. Our housing gross margin may fluctuate from quarter to quarter depending on the mix of communities delivering homes due to the variation in margin between different communities. Our gross margin on land sales (land sale gross margin) increased $0.8 million in the third quarter of 2023 compared to the third quarter of 2022 as a result of more land sales in the current year third quarter compared to the prior year. The gross margin of our financial services operations increased $3.5 million in the third quarter of 2023 compared to the third quarter of 2022 as a result of higher margins on and an increased number of loans sold, an increase in the average loan amount during the third quarter of 2023 compared to the third quarter of 2022, and an increase in the number of loan originations. Total gross margin increased $5.2 million in the nine months ended September 30, 2023 compared to the same period in 2022 as a result of a $10.5 million improvement in the gross margin of our financial services operations partially offset by a $5.3 million decline in the gross margin of our homebuilding operations. With respect to our homebuilding gross margin, our gross margin on homes delivered declined $5.4 million and our housing gross margin percentage declined 130 basis points from 24.8% in prior year’s first nine months to 23.5% in 2023's first nine months. These decreases are primarily due to the mix of homes delivered, offset partially by the 3% increase in the average sales price of homes delivered and the 2% increase in the number of homes delivered. Our gross margin on land sales improved $0.1 million in 2023's first nine months compared to the same period in 2022. The gross margin of our financial services operations increased $10.5 million in the nine months ended September 30,

2023 compared to the same period in 2022 as a result of higher margins on and an increased number of loans sold during the first nine months of 2023 compared to the first nine months of 2022, and an increase in the number of loan originations.
We opened 56 new communities during the nine months ended September 30, 2023 and closed 48 communities. Headwinds from supply chain issues and regulatory delays impacted development completions and model openings which delayed planned community openings.
For the three months ended September 30, 2023, selling, general and administrative expense increased $5.0 million, and increased as a percentage of revenue from 10.3% in the third quarter of 2022 to 10.5% in the third quarter of 2023. Selling expense increased $7.4 million from 2022's third quarter and increased as a percentage of revenue to 5.1% in 2023's third quarter from 4.6% for the same period in 2022. Variable selling expense for sales commissions contributed $6.5 million to the increase due to the higher number of homes delivered as well as higher co-op rates during the period compared to prior year. Non-variable selling expense increased $0.9 million primarily as a result of increased costs associated with our sales offices and models. General and administrative expense decreased $2.4 million compared to the third quarter of 2022 and improved as a percentage of revenue from 5.8% in the third quarter of 2022 to 5.3% in the third quarter of 2023. The decrease in general and administrative expense was primarily due to a $1.0 million decrease in compensation-related expenses, a $0.5 million decrease in land-related expenses, and a $0.9 million decrease in miscellaneous expenses. For the nine months ended September 30, 2023, selling, general and administrative expense increased $20.9 million, and increased as a percentage of revenue from 10.2% in the nine months ended September 30, 2022 to 10.4% in the nine months ended September 30, 2023. Selling expense increased $20.7 million from the nine months ended September 30, 2022 and increased as a percentage of revenue to 5.1% in 2023's first nine months from 4.6% for the same period in 2022. Variable selling expense for sales commissions contributed $17.4 million to the increase due to the higher number of homes delivered during the first nine months of 2023 and the increase in the average sales price of homes delivered as well as higher co-op rates during the period compared to prior year. Non-variable selling expense increased $3.3 million primarily as a result of increased costs associated with our sales offices and models. General and administrative expense increased $0.2 million compared to the nine months ended September 30, 2022 but improved as a percentage of revenue from 5.6% in the nine months ended September 30, 2022 to 5.3% in the nine months ended September 30, 2023. The dollar increase in general and administrative expense was primarily due to an increase in compensation-related expenses offset, in part, by an increase in land-related expenses.
Outlook
Housing market conditions improved over the second and third quarter of 2023 compared to the same period in 2022. However, the housing market remains subject to uncertainty as a result of mortgage interest rates, which rose to a 25-year high and over 60 basis points to over 8% since the end of the third quarter of 2023. Also contributing to the uncertainty are various macroeconomic conditions, including labor and material costs and availability, inflation, and the economic concerns of our potential homebuyers. The extent to which these factors will impact our business is unpredictable. We believe that we are well positioned to manage through the uncertain economic conditions with our affordable product offerings, lot supply and planned new community openings. We remain sensitive to potential changes in market conditions, and continue to focus on controlling overhead leverage, carefully managing our investment in land and land development spending and offering incentives. Our strong balance sheet and liquidity position should also provide us with flexibility through changing economic conditions.

We expect to emphasize the following strategic business objectives throughout the remainder of 2023 and into 2024:
•managing our land spend and inventory levels;
•improving our build cycle time;
•opening new communities;
•managing overhead spend;
•maintaining a strong balance sheet and liquidity levels; and
•emphasizing customer service, product quality and design, and premier locations.
During the nine months ended September 30, 2023, we invested $247.6 million in land acquisitions and $352.6 million in land development compared to $289.6 million and $349.2 million, respectively, during the first nine months of 2022. We invested in fewer land acquisitions in the nine months ended September 30, 2023 compared to prior year’s first nine-month period due to existing owned inventory levels and the timing of land purchases during the first nine months of 2023. In the nine months ended September 30, 2023, we invested more in land development than in land acquisitions in order to finish lots needed to start homes and allow us to open new communities. We continue to closely review our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land and investment spend accordingly.

We ended the third quarter of 2023 with approximately 44,800 lots under control, which represents approximately a 5-year supply of lots based on the past twelve months of homes delivered, including certain lots that we anticipate selling to third parties. This represents a 3% decrease from our approximately 46,100 lots under control at the end of last year’s third quarter.
We opened 56 communities and closed 48 communities in the nine months ended September 30, 2023, ending the third quarter with 204 active communities, compared to 178 at the end of last year’s third quarter. Although the timing of opening new communities and closing existing communities is subject to substantial variation, we expect to grow our community count by approximately 11% by the end of 2023.
While we believe the fourth quarter of 2023 may be challenging compared to the market conditions during the first nine months of 2023, we believe that we are well positioned with a strong balance sheet to manage through the current economic environment.
The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest (income) expense - net for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Revenue:
Northern homebuilding	$348,240	$415,741	$1,114,856	$1,242,341
Southern homebuilding	674,540	577,088	1,871,920	1,608,468
Financial services (a)	23,591	20,099	74,138	63,584
Total revenue	$1,046,371	$1,012,928	$3,060,914	$2,914,393

Gross margin:
Northern homebuilding	$72,983	$89,295	$215,972	$260,695
Southern homebuilding	185,159	162,521	484,433	445,032
Financial services (a)	23,591	20,099	74,138	63,584
Total gross margin	$281,733	$271,915	$774,543	$769,311

Selling, general and administrative expense:
Northern homebuilding	$29,221	$29,672	$86,197	$86,778
Southern homebuilding	49,532	43,210	141,282	121,404
Financial services (a)	11,120	10,866	32,956	30,810
Corporate	19,729	20,872	56,732	57,254
Total selling, general and administrative expense	$109,602	$104,620	$317,167	$296,246

Operating income (loss):
Northern homebuilding	$43,762	$59,623	$129,775	$173,917
Southern homebuilding	135,627	119,311	343,151	323,628
Financial services (a)	12,471	9,233	41,182	32,774
Less: Corporate selling, general and administrative expense	(19,729)	(20,872)	(56,732)	(57,254)
Total operating income	$172,131	$167,295	$457,376	$473,065

Interest (income) expense - net:
Northern homebuilding	$(48)	$2	$(141)	$2
Southern homebuilding	—	(651)	(205)	(653)
Financial services (a)	2,593	1,350	7,504	3,169
Corporate	(8,379)	—	(19,051)	(453)
Total interest (income) expense - net	$(5,834)	$701	$(11,893)	$2,065

Other expense (income)	1	—	(34)	(17)

Income before income taxes	$177,964	$166,594	$469,303	$471,017
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at September 30, 2023 and December 31, 2022:

	At September 30, 2023
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,062	$41,533		$—	$49,595
Inventory (a)	1,046,578	1,644,355		—	2,690,933
Investments in joint venture arrangements	—	44,866		—	44,866
Other assets	34,366	109,798	(b)	1,073,810	1,217,974
Total assets	$1,089,006	$1,840,552		$1,073,810	$4,003,368

	At December 31, 2022
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,138	$47,601		$—	$55,739
Inventory (a)	1,100,472	1,672,391		—	2,772,863
Investments in joint venture arrangements	—	51,554		—	51,554
Other assets	38,265	103,182	(b)	693,320	834,767
Total assets	$1,146,875	$1,874,728		$693,320	$3,714,923
(a)Inventory includes: single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Northern Region
Homes delivered	741	850	2,321	2,610
New contracts, net	885	466	2,662	2,378
Backlog at end of period	1,397	1,658	1,397	1,658
Average sales price of homes delivered	$466	$489	$479	$475
Average sales price of homes in backlog	$521	$517	$521	$517
Aggregate sales value of homes in backlog	$727,190	$856,410	$727,190	$856,410
Housing revenue	$345,635	$415,740	$1,111,751	$1,240,406
Land sale revenue	$2,605	$1	$3,105	$1,935
Operating income homes (a)	$43,609	$59,621	$129,622	$173,758
Operating (loss) income land	$153	$2	$153	$159
Number of average active communities	101	90	101	91
Number of active communities, end of period	101	91	101	91
Southern Region
Homes delivered	1,355	1,176	3,772	3,372
New contracts, net	1,136	883	3,727	3,305
Backlog at end of period	2,036	2,878	2,036	2,878
Average sales price of homes delivered	$489	$486	$491	$474
Average sales price of homes in backlog	$503	$543	$503	$543
Aggregate sales value of homes in backlog	$1,024,252	$1,562,881	$1,024,252	$1,562,881
Housing revenue	$662,721	$571,103	$1,851,749	$1,597,506
Land sale revenue	$11,819	$5,985	$20,171	$10,962
Operating income homes (a)	$133,665	$117,963	$340,300	$320,879
Operating income land	$1,962	$1,348	$2,851	$2,749
Number of average active communities	99	83	98	83
Number of active communities, end of period	103	87	103	87
Total Homebuilding Regions
Homes delivered	2,096	2,026	6,093	5,982
New contracts, net	2,021	1,349	6,389	5,683
Backlog at end of period	3,433	4,536	3,433	4,536
Average sales price of homes delivered	$481	$487	$486	$474
Average sales price of homes in backlog	$510	$533	$510	$533
Aggregate sales value of homes in backlog	$1,751,442	$2,419,291	$1,751,442	$2,419,291
Housing revenue	$1,008,356	$986,843	$2,963,500	$2,837,912
Land sale revenue	$14,424	$5,986	$23,276	$12,897
Operating income homes (a)	$177,274	$177,584	$469,922	$494,637
Operating income land	$2,115	$1,350	$3,004	$2,908
Number of average active communities	200	173	199	174
Number of active communities, end of period	204	178	204	178
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Financial Services
Number of loans originated	1,469	1,263	4,008	3,877
Value of loans originated	$578,205	$486,588	$1,588,199	$1,482,628

Revenue	$23,591	$20,099	$74,138	$63,584
Less: Selling, general and administrative expenses	11,120	10,866	32,956	30,810
Less: Interest expense	2,593	1,350	7,504	3,169
Income before income taxes	$9,878	$7,883	$33,678	$29,605

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Northern	10.1%	15.6%	9.9%	10.1%
Southern	9.8%	17.7%	11.9%	11.6%

Total cancellation rate	9.9%	17.0%	11.1%	11.0%

Seasonality
Typically, our homebuilding operations experience significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, homes delivered increase in the second half of the year compared to the first half of the year. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. Our financial services operations also experience seasonality because loan originations correspond with the delivery of homes in our homebuilding operations.
Year Over Year Comparison
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Northern Region. During the three months ended September 30, 2023, homebuilding revenue in our Northern region decreased $67.5 million, from $415.7 million in the third quarter of 2022 to $348.2 million in the third quarter of 2023. This 16% decrease in homebuilding revenue was primarily the result of a 13% decrease in the number of homes delivered (109 less units), in addition to a 5% decrease in the average sales price of homes delivered ($23,000 per home delivered) due to the mix of homes being delivered, offset partially by a $2.6 million increase in land sale revenue. Operating income in our Northern region decreased $15.9 million from $59.6 million in the third quarter of 2022 to $43.8 million during the quarter ended September 30, 2023. This decrease in operating income was the result of a $16.3 million decline in our gross margin offset partially by a $0.5 million decrease in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin declined $16.5 million and our housing gross margin percentage declined 40 basis points to 21.1% in the third quarter of 2023 from 21.5% in the prior year’s third quarter. These declines were primarily due to the decrease in the number of homes delivered in addition to the mix of homes being delivered compared to prior year. Our land sale gross margin improved $0.2 million in the third quarter of 2023 compared to the same period in 2022 as a result of the mix of lots sold in the current year compared to the prior year.

Selling, general and administrative expense decreased $0.5 million, from $29.7 million for the quarter ended September 30, 2022 to $29.2 million for the quarter ended September 30, 2023 but increased as a percentage of revenue to 8.4% in 2023's third quarter from 7.1% in 2022's third quarter. The decrease in selling, general and administrative expense was attributable to a $1.1 million decrease in general and administrative expense primarily as a result of a $0.6 million decrease in land-related expenses and a $0.5 million decrease in compensation-related expenses, partially offset by a $0.6 million increase in selling expense primarily as a result of an increase in sales commissions driven by the increase in new contracts during the period.
During the three months ended September 30, 2023, we experienced a 90% increase in new contracts in our Northern region, from 466 in the third quarter of 2022 to 885 in the third quarter of 2023. The increase in new contracts was primarily due to the increase in our average communities compared to prior year. Homes in backlog decreased 16% from 1,658 homes at September 30, 2022 to 1,397 homes at September 30, 2023. The decrease in backlog was primarily a result of improved cycle time allowing us to deliver homes in backlog at a faster rate compared to last year. Average sales price in backlog increased to $521,000 at September 30, 2023 compared to $517,000 at September 30, 2022 primarily due to the mix of homes being sold. During the third quarter of 2023, we opened seven new communities in our Northern region compared to five during the third quarter of 2022. Our monthly absorption rate in our Northern region improved to 2.9 per community in the third quarter of 2023 compared to 1.7 per community in 2022's third quarter due to the increase in new contracts during the quarter, partially offset by a smaller increase in our average communities compared to prior year.
Southern Region. During the three month period ended September 30, 2023, homebuilding revenue in our Southern region increased $97.5 million, from $577.1 million in the third quarter of 2022 to $674.5 million in the third quarter of 2023. This 17% increase in homebuilding revenue was the result of a 15% increase in the number of homes delivered (179 more units) due to increased availability of inventory homes and a 1% increase in the average sales price of homes delivered ($3,000 per home delivered). Operating income in our Southern region increased $16.3 million from $119.3 million in the third quarter of 2022 to $135.6 million during the quarter ended September 30, 2023. This increase in operating income was the result of a $22.6 million improvement in our gross margin offset partially by a $6.3 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $22.0 million, due primarily to the increase in average sale price of homes delivered and the increase in the number of homes delivered during the period, offset partially by increased construction and lots costs and the mix of homes being delivered. Our housing gross margin percentage declined, however, from 28.2% in prior year’s third quarter to 27.6% in the third quarter of 2023, primarily due to the mix of homes being delivered, offset partially by the increase in average sales price of homes delivered compared to prior year. Our land sale gross margin improved $0.6 million in the third quarter of 2023 compared to the third quarter of 2022 as a result of the mix of lots sold in the current year compared to the prior year.
Selling, general and administrative expense increased $6.3 million from $43.2 million in the third quarter of 2022 to $49.5 million in the third quarter of 2023 but declined as a percentage of revenue to 7.3% from 7.5% in the third quarter of 2022. The increase in selling, general and administrative expense was attributable to a $6.5 million increase in selling expense primarily due to a $6.0 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered as well as a $0.5 million increase in non-variable selling expense primarily as a result of increased costs associated with our sales offices and models. This increase in selling, general and administrative expense was partially offset by a $0.2 million decrease in general and administrative expense, which was primarily related to a decrease in other miscellaneous expenses.
During the three months ended September 30, 2023, we experienced a 29% increase in new contracts in our Southern region, from 883 in the third quarter of 2022 to 1,136 in the third quarter of 2023, which was primarily due to our increased community count compared to prior year. Homes in backlog decreased 29% from 2,878 homes at September 30, 2022 to 2,036 homes at September 30, 2023 primarily as a result of improved cycle time allowing us to deliver homes in backlog at a faster rate compared to last year. Average sales price in backlog decreased to $503,000 at September 30, 2023 from $543,000 at September 30, 2022 primarily due to increased sales discounts offered and the mix of homes being sold. During the three months ended September 30, 2023, we opened 15 new communities in our Southern region compared to opening 20 communities during 2022's third quarter. Our monthly absorption rate in our Southern region improved to 3.8 per community in the third quarter of 2023 compared to 3.6 per community in the third quarter of 2022 as a result of the 29% increase in new contracts during the quarter, partially offset by a smaller increase in our average communities compared to prior year.
Financial Services. Revenue from our mortgage and title operations increased 17% to $23.6 million in the third quarter of 2023 from $20.1 million in the third quarter of 2022 due to an increase in the average loan amount from $385,000 in the quarter ended September 30, 2022 to $394,000 in the quarter ended September 30, 2023, higher margins on loans sold during the period compared to prior year’s third quarter, and a 16% increase in the number of loan originations from 1,263 in 2022's third quarter to 1,469 in the third quarter of 2023.
Our financial services segment experienced a $3.2 million increase in operating income in the third quarter of 2023 compared to 2022's third quarter, which was primarily due to the increase in revenue discussed above offset, in part, by a $0.3 million increase in selling, general and administrative expense compared to the third quarter of 2022, which was primarily the result of a $0.3 million increase in other miscellaneous expenses.
At September 30, 2023, M/I Financial provided financing services in all of our markets. Approximately 86% of our homes delivered during the third quarter of 2023 were financed through M/I Financial, compared to 76% in the third quarter of 2022. Capture rate is influenced by financing availability and competition in the mortgage market, and can fluctuate from quarter to quarter.

Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense decreased $1.2 million from $20.9 million for the third quarter of 2022 to $19.7 million for the third quarter of 2023. This decrease primarily resulted from a $0.7 million decrease in payroll related expenses and a $0.5 million decrease in charitable contributions.
Interest (Income) Expense - net. The Company earned $5.8 million of interest income - net for the three months ended September 30, 2023 compared to incurring $0.7 million of interest expense - net for the three months ended September 30, 2022. This was primarily due to a higher average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 21.9% for the three months ended September 30, 2023 and 21.0% for the three months ended September 30, 2022. The increase in the effective rate from the three months ended September 30, 2022 was primarily attributable to the $6.2 million decrease in tax benefit from energy efficient home credits for 2023, partially offset by a $3.0 million increase in tax benefit from equity compensation and a $1.6 million decrease in tax expense from permanent adjustments for 2023.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Northern Region. During the nine months ended September 30, 2023, homebuilding revenue in our Northern region decreased $127.5 million, from $1.24 billion in the nine months ended September 30, 2022 to $1.11 billion in the nine months ended September 30, 2023. This 10% decrease in homebuilding revenue was primarily the result of an 11% decrease in the number of homes delivered (289 less units) due to lower beginning backlog for the current year compared to the prior year as our cycle times haves improved, offset partially by a $1.2 million increase in land sale revenue and a 1% increase in the average sales price of homes delivered ($4,000 per home delivered). Operating income in our Northern region decreased $44.1 million, from $173.9 million during the nine months ended September 30, 2022 to $129.8 million during the nine months ended September 30, 2023. The decrease in operating income was primarily the result of a $44.7 million decrease in our gross margin offset partially by a $0.6 million decrease in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin declined $44.7 million, and our housing gross margin percentage declined 160 basis points from 21.0% in the nine months ended September 30, 2022 to 19.4% for the same period in 2023, primarily due to the mix of homes being delivered in addition to the decrease in the number of homes delivered. Our land sale gross margin remained flat in the nine months ended September 30, 2023 compared to the same period in 2022.

Selling, general and administrative expense decreased $0.6 million, from $86.8 million for the nine months ended September 30, 2022 to $86.2 million for the nine months ended September 30, 2023, but increased as a percentage of revenue to 7.7% in the first nine months of 2023 compared to 7.0% in the same period in 2022. The decrease in selling, general and administrative expense was attributable to a $2.1 million decrease in general and administrative expense, which was primarily related to a $1.0 million decrease in compensation-related expenses and $1.1 million decrease in other miscellaneous expenses. This was partially offset by a $1.5 million increase in selling expense, primarily attributable to a $0.7 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and an $0.8 million increase in costs associated with our sales offices and models.
During the nine months ended September 30, 2023, we experienced a 12% increase in new contracts in our Northern region, from 2,378 in the nine months ended September 30, 2022 to 2,662 in the first nine months of 2023 primarily due to the increase in our average number of communities compared to prior year and improved absorption rate. Homes in backlog decreased 16% from 1,658 at September 30, 2022 to 1,397 homes at September 30, 2023 primarily due to improved cycle time allowing us to deliver homes in backlog at a faster rate compared to last year. Average sales price in backlog increased to $521,000 at September 30, 2023 compared to $517,000 at September 30, 2022 primarily due to the mix of homes being sold. During the nine months ended September 30, 2023, we opened 27 new communities in our Northern region compared to 25 new communities opened during the nine months ended September 30, 2022. Our monthly absorption rate in our Northern region improved slightly to 2.94 per community in the nine months ended September 30, 2023 from 2.90 per community in the same period in 2022 as a result of the increase in the number of new contracts during the period compared to prior year, offset, in part, by a smaller increase in the number of average active communities.
Southern Region. During the nine months ended September 30, 2023, homebuilding revenue in our Southern region increased $263.5 million from $1.61 billion in the nine months ended September 30, 2022 to $1.87 billion in the nine months ended September 30, 2023. This 16% increase in homebuilding revenue was the result of a 12% increase in the number of homes delivered (400 more units) due to increased availability of inventory homes and improved cycle times on our backlog homes, a 4% increase in the average sales price of homes delivered ($17,000 per home delivered) primarily due to the mix of homes delivered, and a $9.2 million increase in land sale revenue. Operating income in our Southern region increased 6% from $323.6 million in the nine months ended September 30, 2022 to $343.2 million during the nine months ended September 30,

2023. This increase in operating income was the result of a $39.4 million improvement in our gross margin, offset partially by a $19.9 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $39.3 million, due primarily to the increase in average sale price of homes delivered and the increase in the number of homes delivered during the period, offset partially by increased construction and lot costs partially offset by the mix of homes delivered. Our housing gross margin percentage declined 170 basis points from 27.7% in the nine months ended September 30, 2022 to 26.0% in the same period in 2023, however, primarily due to increased construction and lot costs, offset partially by the increase in average sales price of homes delivered compared to prior year. Our land sale gross margin improved $0.1 million in the nine months ended September 30, 2023 compared to the same period in 2022 as a result of the mix of lots sold in the current year compared to the prior year.
Selling, general and administrative expense increased $19.9 million from $121.4 million in the nine months ended September 30, 2022 to $141.3 million in the nine months ended September 30, 2023 and remained flat as a percentage of revenue at 7.5% for both periods. The increase in selling, general and administrative expense was attributable to a $19.0 million increase in selling expense primarily due to a $16.6 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and a $2.4 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models. The increase in selling, general and administrative expense was also attributable to a $0.9 million increase in general and administrative expense, which was primarily related to an increase in compensation-related expenses due to our strong financial performance during the period.

During the nine months ended September 30, 2023, we experienced a 13% increase in new contracts in our Southern region, from 3,305 in the nine months ended September 30, 2022 to 3,727 in the first nine months of 2023 primarily due to the increase in our average number of communities compared to prior year. Homes in backlog decreased 29% from 2,878 homes at September 30, 2022 to 2,036 homes at September 30, 2023 due primarily to improved cycle time allowing us to deliver homes in backlog at a faster rate compared to last year. Average sales price in backlog decreased from $543,000 at September 30, 2022 to $503,000 at September 30, 2023 primarily due to the mix of homes delivered. During the nine months ended September 30, 2023, we opened 29 communities in our Southern region, compared to opening 51 during the nine months ended September 30, 2022. The decline was a result of delayed land acquisitions and development spend due to market conditions beginning in the second half of 2022, in addition to delays in approvals for entitlements and permits, and construction and supply chain disruptions, all of which delayed community openings during the period. Our monthly absorption rate in our Southern region declined to 4.2 per community in the nine months ended September 30, 2023 from 4.4 per community in the nine months ended September 30, 2022 as a result of the increase in our average communities compared to prior year, partially offset by a smaller increase in new contracts during the period.
Financial Services. Revenue from our mortgage and title operations increased 17% from $63.6 million in the nine months ended September 30, 2022 to $74.1 million in the nine months ended September 30, 2023 due to higher margins on loans sold during the period compared to 2022's first nine months, an increase in the average loan amount from $382,000 in the nine months ended September 30, 2022 to $396,000 in the nine months ended September 30, 2023, and a 3% increase in the number of loan originations from 3,877 in the nine months ended September 30, 2022 to 4,008 in the nine months ended September 30, 2023.
Our financial services segment experienced an $8.4 million increase in operating income in the nine months ended September 30, 2023 compared to the same period in 2022, which was primarily due to the increase in revenue discussed above, partially offset by a $2.1 million increase in selling, general and administrative expense compared to the nine months ended September 30, 2022. The increase in selling, general and administrative expense was primarily attributable to a $0.6 million increase in indemnification reserves during the period as well as a $1.5 million increase in other miscellaneous expenses.
At September 30, 2023, M/I Financial provided financing services in all of our markets. Approximately 82% of our homes delivered during the nine months ended September 30, 2023 were financed through M/I Financial, compared to 78% during the nine months ended September 30, 2022. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense decreased $0.6 million from $57.3 million for the nine months ended September 30, 2022 to $56.7 million for the nine months ended September 30, 2023, primarily due to a decrease in miscellaneous expenses incurred during the period.
Interest (Income) Expense - net. The Company earned $11.9 million of interest income - net for the nine months ended September 30, 2023 compared to incurring $2.1 million of interest expense - net for the nine months ended September 30, 2022. This was primarily due to a higher average cash balance on hand compared to prior year.

Income Taxes. Our overall effective tax rate was 23.3% for the nine months ended September 30, 2023 and 23.5% for the nine months ended September 30, 2022. The decrease in the effective rate from the nine months ended September 30, 2022 was primarily attributable to a $4.6 million increase in tax benefit from equity compensation and a $1.3 million decrease in tax expense for 2023, partially offset by a $5.3 million decrease in tax benefit from energy efficient home credits for 2023.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At September 30, 2023, we had $736.3 million of cash, cash equivalents and restricted cash, with $736.1 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $425.5 million increase in unrestricted cash and cash equivalents from December 31, 2022. The increase in cash is primarily due to fewer houses under construction compared to prior year, house closings, the timing of land spend compared to prior year as well as a larger beginning of year balance on hand. Our principal uses of cash for the nine months ended September 30, 2023 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, and debt service requirements, including the repayment of amounts outstanding under our credit facilities, and the repurchase of $40.3 million of our outstanding common shares under our 2021 Share Repurchase Program (as defined below). In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans, the sale of mortgage servicing rights, excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
The Company is a party to three primary credit agreements: (1) a $650 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries; (2) a $120 million (subject to increases and decreases during certain periods) secured mortgage warehousing agreement, dated May 26, 2023 and most recently amended on October 24, 2023, with M/I Financial as borrower (the “MIF Mortgage Warehousing Agreement”); and (3) a $300 million (subject to increases and decreases during certain periods) mortgage repurchase agreement, dated October 24, 2023, with M/I Financial as borrower (the “New MIF Mortgage Repurchase Facility”).

As of September 30, 2023, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities in an aggregate principal amount of $900.6 million, with $200.6 million payable within 12 months. Future interest payments associated with these notes payable totaled $182.1 million as of September 30, 2023, with $31.8 million payable within 12 months.
As of September 30, 2023, there were no borrowings outstanding and $77.4 million of letters of credit outstanding under our $650 million Credit Facility, leaving $572.6 million available. We expect to continue managing our balance sheet and liquidity carefully in the remainder of 2023 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in the remainder of 2023 from cash receipts, excess cash balances and availability under our credit facilities.
During the nine months ended September 30, 2023, we delivered 6,093 homes, started 6,135 homes, ended the quarter with 4,600 homes under construction versus 5,800 at the end of last year’s third quarter, and spent $247.6 million on land purchases and $352.6 million on land development.

We are actively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of September 30, 2023, we had a total of 21,652 lots under contract, with an aggregate purchase price of approximately $1.04 billion, to be acquired during the remainder of 2023 through 2029.
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
Operating Cash Flow Activities. During the nine-month period ended September 30, 2023, we generated $497.2 million of cash from operating activities, compared to using $14.1 million of cash in operating activities during the nine months ended September 30, 2022. The cash generated from operating activities in the first nine months of 2023 was primarily a result of net income of $360.1 million, $34.5 million of proceeds from the sale of mortgage loans net of mortgage loan originations, a $108.6 million decrease in inventory purchases due to delays and timing of land purchases and an increase of $22.3 million in accounts payable, offset, in part, by a decrease in other liabilities totaling $40.3 million. The cash used in operating activities during the nine months ended September 30, 2022 was primarily a result of a $533.0 million increase in inventory and an increase in other assets of $37.4 million, offset, in part, by net income of $360.3 million, $85.1 million of proceeds from the sale of mortgage loans net of mortgage loan originations, and an increase in accounts payable, customer deposits and other liabilities totaling $91.8 million.
Investing Cash Flow Activities. During the nine months ended September 30, 2023, we used $14.1 million of cash in investing activities, compared to using $19.1 million of cash in investing activities during the nine months ended September 30, 2022. The cash used in investing activities in the first nine months of 2023 was primarily a result of a $19.7 million increase in our investment in joint venture arrangements and a $4.6 million increase in property and equipment, offset, in part, by $10.2 million of proceeds from the sale of a portion of our mortgage servicing rights (which occurred during the second quarter of 2023). The cash used in investing activities during the nine months ended September 30, 2022 was primarily a result of a $17.4 million increase in our investment in joint venture arrangements.

Financing Cash Flow Activities. During the nine months ended September 30, 2023, we used $58.4 million of cash in financing activities, compared to using $135.4 million of cash in financing activities during the nine months ended September 30, 2022. The cash used in financing activities in 2023 was primarily due to repayments of $45.1 million (net of proceeds from borrowings) under our two then-outstanding M/I Financial credit facilities and the repurchase of $40.3 million of our outstanding common shares during the first nine months of 2023, offset partially by $27.2 million in proceeds from the exercise of stock options during the nine months ended September 30, 2023. The cash used in financing activities in the first nine months of 2022 was primarily due to repayments of $76.8 million (net of proceeds from borrowings) under our two then-outstanding M/I Financial credit facilities in addition to the repurchase of $55.3 million of our outstanding common shares during the nine months ended September 30, 2022.

On July 28, 2021, the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company may purchase up to $100 million of its outstanding common shares (the “2021 Share Repurchase Program”). On February 17, 2022, the Company announced that its Board of Directors approved an increase to its 2021 Share Repurchase Program, for a total of $200 million authorized for repurchases. During the nine months ended September 30, 2023, the Company repurchased 0.5 million outstanding common shares for an aggregate purchase price of $40.3 million under the 2021 Share Repurchase Program which was funded with cash on hand. As of September 30, 2023, the Company is authorized to repurchase an additional $52.9 million of outstanding common shares under the 2021 Share Repurchase Program (see Note 12 to our financial statements for more information).
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

At September 30, 2023 and December 31, 2022, our ratio of homebuilding debt to capital was 22% and 25%, respectively, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes, our 2028 Senior Notes, and Notes Payable-Other) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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

Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Warehousing Agreement and the then-outstanding MIF Mortgage Repurchase Facility as of September 30, 2023:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$572,619
Notes payable – financial services (b)	(b)	$200,619	$2,517
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $1.95 billion of availability for additional senior debt at September 30, 2023. As a result, the full $650 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $77.4 million of letters of credit outstanding at September 30, 2023, leaving $572.6 million available. The Credit Facility has an expiration date of December 9, 2026.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the then-outstanding MIF Mortgage Repurchase Facility, each of which could be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of M/I Financial’s warehousing agreements, which was $365 million as of September 30, 2023. The MIF Mortgage Warehousing Agreement has an expiration date of May 24, 2024 and the MIF Mortgage Repurchase Facility expired on October 23, 2023.
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

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $250 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $1.48 billion at September 30, 2023 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).

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
As of September 30, 2023, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of September 30, 2023:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$1,483.5	$2,343.3
Leverage Ratio	≤	0.60	0.01
Interest Coverage Ratio	≥	1.5 to 1.0	20.8 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$703.0	$6.0
Unsold Housing Units and Model Homes	≤	2,967	1,382

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. On October 24, 2023, M/I Financial entered into an amendment to its MIF Mortgage Warehousing Agreement which reduced our borrowing availability to $110 million through November 10, 2023. The borrowing availability under the MIF Mortgage Warehousing Agreement will increase to $120 million from November 11, 2023 through February 9, 2024 and reduce to $80 million on February 10, 2024 until maturity. The MIF Mortgage Warehousing Agreement expires on May 24, 2024. Interest on amounts borrowed under the MIF Mortgage Warehousing Agreement is payable at a per annum rate equal to the one-month SOFR rate (adjusting daily subject to a floor of 0.50%) plus a spread of 165 basis points.

The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans originated by M/I Financial that are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement.

As of September 30, 2023, there was $199.0 million outstanding under the MIF Mortgage Warehousing Agreement (which at the time had a maximum borrowing availability of $275 million) and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreements, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of September 30, 2023:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	12.0 to 1.0	5.6 to 1.0
Liquidity	≥	$10.0	$36.0
Adjusted Net Income	>	$0.0	$24.0
Tangible Net Worth	≥	$20.0	$40.7
MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility was used to finance eligible residential mortgage loans originated by M/I Financial and is structured as a mortgage repurchase facility. M/I Financial allowed the MIF Mortgage Repurchase Facility to expire on its scheduled expiration date of October 23, 2023 and did not renew the facility.

On October 24, 2023, M/I Financial entered into a new mortgage repurchase facility with a maximum borrowing availability of $300 million (subject to increases and decreases during certain periods) (the “New MIF Mortgage Repurchase Facility”) with an expiration date of October 22, 2024. The borrowing availability under the New MIF Mortgage Repurchase Facility is $270 million through November 10, 2023, will increase to $300 million from November 11, 2023 through February 9, 2024, will decrease to $240 million from February 10, 2024 through September 17, 2024 and will increase to $270 million from September 18, 2024 until maturity. The New MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the New MIF Mortgage Repurchase Facility at a per annum rate based on Daily Adjusting One-Month Term SOFR plus a margin as defined in the repurchase agreement.. The covenants in the New MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement, with the exception of the Tangible Net Worth covenant which increased from $20 million to $25 million. The New MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are no guarantors of the New MIF Mortgage Repurchase Facility.

As of the date of this report, M/I Financial’s total maximum borrowing availability under the MIF Mortgage Warehousing Agreement and the New MIF Mortgage Repurchase Facility was $380 million.

Senior Notes.

3.95% Senior Notes. On August 23, 2021, the Company issued $300.0 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of September 30, 2023, the Company was in compliance with all terms, conditions, and covenants under the indenture.

4.95% Senior Notes. On January 22, 2020, the Company issued $400.0 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of September 30, 2023, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 8 to our financial statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.
Supplemental Financial Information.
As of September 30, 2023, M/I Homes, Inc. had $300.0 million aggregate principal amount of its 2030 Senior Notes and $400.0 million aggregate principal amount of its 2028 Senior Notes outstanding.
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

Summarized Balance Sheet Data

(In thousands)	As of September 30, 2023	As of December 31, 2022
Assets:
Cash	$701,156	$269,071
Investment in joint venture arrangements	$39,228	$45,907
Amounts due from Non-Guarantor Subsidiaries	$5,713	$15,772
Total assets	$3,720,839	$3,379,932

Liabilities and Shareholders’ Equity:
Total liabilities	$1,350,314	$1,359,951
Shareholders’ equity	$2,370,525	$2,019,981

Summarized Statement of Income Data

Nine Months Ended
(In thousands)	September 30, 2023
Revenues	$2,986,776
Land and housing costs	$2,286,371
Selling, general and administrative expense	$283,291
Income before income taxes	$436,511
Net income	$333,189

Weighted Average Borrowings. For the three months ended September 30, 2023 and 2022, our weighted average borrowings outstanding were $750.5 million and $835.0 million, respectively, with a weighted average interest rate of 5.35% and 5.20%, respectively. The decrease in our weighted average borrowings related to decreased borrowings under our two then-outstanding M/I Financial credit facilities during the third quarter of 2023 compared to the same period in 2022. The increase in our weighted average borrowing rate was due to higher interest rates on our credit facilities in 2023 compared to the prior year.
At both September 30, 2023 and December 31, 2022, we had no borrowings outstanding under the Credit Facility. Based on our currently anticipated spending on home construction, overhead expenses and land acquisition and development during the remainder of 2023, offset by expected cash receipts from home deliveries and other sources, we do not expect to incur borrowings under the Credit Facility during the remainder of 2023. To the extent we elect to borrow under the Credit Facility during the remainder of 2023, the actual amount borrowed and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2021 Share Repurchase Program and any other extraordinary events or transactions.  The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $77.4 million of letters of credit issued and outstanding under the Credit Facility at September 30, 2023. During the nine months ended September 30, 2023, the average daily amount of letters of credit outstanding under the Credit Facility was $81.1 million and the maximum amount of letters of credit outstanding under the Credit Facility was $94.9 million.

At September 30, 2023, M/I Financial had $199.0 million outstanding under the MIF Mortgage Warehousing Agreement.  During the nine months ended September 30, 2023, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $15.3 million and the maximum amount outstanding was $200.9 million, which occurred during January 2023 while the temporary increase provision was in effect and the maximum borrowing availability was $300.0 million.
At September 30, 2023, M/I Financial had $1.6 million outstanding under the then-outstanding MIF Mortgage Repurchase Facility.  During the nine months ended September 30, 2023, the average daily amount outstanding under the then-outstanding MIF Mortgage Repurchase Facility was $37.5 million and the maximum amount outstanding was $59.1 million, which occurred during May 2023.

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
INTEREST RATES AND INFLATION

Our business is significantly affected by general economic conditions within the United States and, particularly, by the impact of interest rates and inflation.  The annual rate of inflation in the United States was approximately 3.7% in September 2023, as measured by the Consumer Price Index (CPI), up slightly from last quarter end, but down from 6.5% in December 2022 and 9.1% in June 2022 (which was the highest inflation rate experienced in 40 years). As a result of the high inflation rates during 2022, we experienced an increase in the costs of land, materials and labor that we have been able to pass along to the consumer. However, inflation has also reduced the purchasing power of potential homebuyers and has negatively impacted their ability and desire to buy a home and our ability to pass along our increased costs to our homebuyers. As the rate of inflation declined during 2023, our costs began to stabilize, as evidenced by our sequential increase in gross margin from the second quarter of 2023 to the third quarter of 2023. However, continued increases in inflation rates could impact our costs and potentially reduce our gross margins.
Beginning in the second half of 2022, the pace of sales across the homebuilding industry declined significantly from the unprecedented levels experienced in the two years prior as a result of the sharp increase in mortgage interest rates from approximately 3% in December 2021 to around 6.5% at the end of 2022, the highest rates in over a decade, as well as significant inflation in the broader economy, and the substantial rise in home prices. Interest rates began to rise again in the second half of 2023, from approximately 7% during the first half of 2023, to over 8% by the end of October 2023, the highest rates since 2001. However, despite these recent rate increases, the interest rate environment has become less volatile than during the second half of 2022. These macroeconomic trends have pressured housing affordability, negatively impacted homebuyer sentiment and impacted the costs of financing land development activities and housing construction. The higher mortgage interest rates are making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them.  Rising interest rates, as well as increased materials and labor costs, can also reduce gross margins.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, the MIF Mortgage Repurchase Facility (prior to its expiration on October 23, 2023) and the New MIF Mortgage Repurchase Facility, which permitted borrowings of up to $1.02 billion as of September 30, 2023, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2023	2022
Uncommitted IRLCs	$247,239	$262,529
FMBSs related to uncommitted IRLCs	259,000	341,088
Whole loan contracts and related mortgage loans held for sale	6,669	16,507
FMBSs related to mortgage loans held for sale	174,000	232,518
Mortgage loans held for sale covered by FMBSs	190,116	233,378

The table below shows the measurement of assets and liabilities at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2023	2022
Mortgage loans held for sale	$207,181	$242,539
Forward sales of mortgage-backed securities	7,517	(3,005)
Interest rate lock commitments	47	787
Whole loan contracts	(681)	(377)
Total	$214,064	$239,944

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2023	2022	2023	2022
Mortgage loans held for sale	$(1,710)	$(4,396)	$(873)	$(7,271)
Forward sales of mortgage-backed securities	4,655	24,952	10,522	22,199
Interest rate lock commitments	(1,701)	(13,015)	(740)	(15,708)
Whole loan contracts	(397)	(209)	(303)	(97)
Total gain (loss) recognized	$847	$7,332	$8,606	$(877)

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of September 30, 2023. Because the MIF Mortgage Warehousing Agreement is, and MIF Mortgage Repurchase Facility was, effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at September 30, 2023. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total	9/30/2023
ASSETS:
Mortgage loans held for sale:
Fixed rate	$210,272	—	—	—	—	—	$210,272	$207,181
Weighted average interest rate	6.52%	—	—	—	—	—	6.52%

LIABILITIES:
Long-term debt — fixed rate	—	—	—	—	—	$700,000	$700,000	$602,875
Weighted average interest rate	—	—	—	—	—	4.52%	4.52%
Short-term debt — variable rate	$200,619	—	—	—	—	—	$200,619	$200,619
Weighted average interest rate	7.07%	—	—	—	—	—	7.07%

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s legal proceedings are discussed in Note 6 to the Company’s Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors appearing in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a) Recent Sales of Unregistered Securities - None.
(b) Use of Proceeds - Not Applicable.
(c) Purchases of Equity Securities

Common shares purchased during the three months ended September 30, 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

July 1, 2023 - July 30, 2023	—	$—	—	$77,937,807
August 1, 2023 - August 31, 2023	170,000	$95.79	170,000	$61,654,271
September 1, 2023 - September 30, 2023	93,000	$94.28	93,000	$52,886,546

Quarter ended September 30, 2023	263,000	$95.25	263,000	$52,886,546
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

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

On October 24, 2023, M/I Financial entered into a First Amendment to the Fourth Amended and Restated Mortgage Warehousing Agreement dated May 26, 2023 (“First Amendment”). The First Amendment, among other things, reduced the maximum borrowing availability to $120 million, subject to increases and decreases during certain periods. In addition, M/I Financial allowed the MIF Mortgage Repurchase Facility to expire on its scheduled expiration date of October 23, 2023 and did not renew the facility. On October 24, 2023, M/I Financial entered into the New MIF Mortgage Repurchase Facility with a maximum borrowing availability of $300 million (subject to increases and decreases during certain periods) with an expiration date of October 22, 2024.

For more information regarding the First Amendment and the New MIF Mortgage Repurchase Facility, please refer to Note 8, “Debt” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Liquidity and Capital Resources - Notes Payable - Financial Services” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

The foregoing summary is qualified in its entirety by reference to the First Amendment and the New MIF Mortgage Repurchase Facility, copies of which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1
First Amendment to Fourth Amended and Restated Mortgage Warehousing Agreement, dated October 24, 2023, by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent. (Filed herewith).

10.2	Master Repurchase Agreement dated as of October 24, 2023 by and between M/I Financial and JP Morgan Bank. (Filed herewith).

22	List of Subsidiary Guarantors. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	October 27, 2023	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 27, 2023	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)