Form 10-K
period 2023-12-31
M/I HOMES, INC.
filed 2024-02-16
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ❑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares (its only class of common equity) held by non-affiliates (27,130,879 shares) was approximately $2.4 billion.  The number of common shares of the registrant outstanding as of February 14, 2024 was 27,806,899.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Item 1. BUSINESS
General
M/I Homes, Inc. and subsidiaries is one of the nation’s leading builders of single-family homes. The Company commenced homebuilding activities in 1976. Since that time, the Company has sold over 151,400 homes. Unless this Form 10-K otherwise indicates or the context otherwise requires, the terms the “Company,” “we,” “us” and “our” refer to M/I Homes, Inc. and its subsidiaries.
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
Our homebuilding operations comprise the most significant portion of our business, representing 98% of consolidated revenue in both 2023 and 2022. We design, market, construct and sell single-family homes and attached townhomes to first-time, move-up, empty-nester, and luxury buyers. In addition to home sales, our homebuilding operations generate revenue from the sale of land and lots. We use the term “home” to refer to a single-family residence, whether it is a single-family home or attached home. We use the term “community” to refer to a single development in which we construct homes. At times, “multiple communities” can exist in a single development where we offer multiple product types. We primarily construct homes in planned development communities and mixed-use communities. We are currently offering homes for sale in 213 communities within 17 markets located in ten states. Our average sales price of homes delivered during 2023 was $483,000, and the average sales price of our homes in backlog at December 31, 2023 was $525,000. We offer homes ranging from a base sales price of approximately $190,000 to $1,000,000 and believe that this range of price points allows us to appeal to and attract a wide range of buyers. We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality, providing superior customer service and offering mortgage and title services to fully serve our customers. In our experience, our product offerings and customer service make the homebuying process more efficient for our customers.
Our financial services operations generate revenue primarily from originating and selling mortgages and collecting fees for title insurance and closing services. We offer mortgage banking services to our homebuyers through our 100%-owned subsidiary, M/I Financial, LLC (“M/I Financial”). We offer title services through subsidiaries that are 100%-owned by the Company. Our financial services operations accounted for 2% of our consolidated revenues in both 2023 and 2022. See the “Financial Services” section below for additional information regarding our financial services operations.
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
Industry Overview and Current Market Conditions
During 2023, housing market conditions stabilized compared to the more challenging housing market conditions that were present during the second half of 2022 and the first quarter of 2023. Housing demand deteriorated during most of 2022 in connection with significant increases to 30-year fixed mortgage rates resulting from the Federal Reserve's aggressive actions to combat inflation. We believe that this interest rate environment caused many potential homebuyers to stay on the sidelines and delay their home purchases which resulted in lower new contracts and higher cancellations in 2022. The Federal Reserve implemented more modest interest rate changes in 2023 than in 2022 which we believe improved consumer confidence. We continued to offer sales incentives and interest rate buy-downs in select communities in 2023 to further stimulate demand which, in combination with product mix, lowered our average closing price in 2023 compared to 2022. Inventory levels in the housing market remain undersupplied relative to demand due to (1) the underproduction of new homes over the past decade and (2) near record low levels of existing home resale inventory. We believe that the 20% increase in new contracts during 2023 compared to 2022 resulted from the more stable interest rate environment, our sales incentives and interest rate buy-down offerings and the low inventory levels in the housing market. In addition, supply chain conditions also normalized to a large degree with average construction cycle times improving year-over-year.

With respect to current market conditions, we believe that the underproduction of new homes over the past decade and the constrained supply of resale inventory will continue to benefit the housing industry over the long term. The current demand for new homes, however, remains subject to uncertainty due to ongoing inflation concerns, consumer confidence, and the current interest rate environment. The potential effect of these factors is uncertain and could adversely impact our operations and financial results in future periods.

We believe that we are well positioned to manage through the ever-evolving housing industry market conditions with our affordable product offerings, land position and planned new community openings. We remain sensitive to potential changes in market conditions, and continue to focus on controlling overhead leverage, carefully managing our investment in land and land development spending, and selectively offering incentives. Our strong balance sheet and liquidity position should also provide us with flexibility through changing economic conditions. However, we cannot provide any assurances that our strategic business objectives will remain successful, and we may need to adjust elements of our strategy to address evolving market conditions more effectively.

Business Strategy

We are focused on maximizing profitability, continuing to expand our market share using our more affordable designs and being selective in land and land development investment opportunities. Consistent with our focus on improving long-term financial results, we expect to continue to emphasize the following strategic business objectives in 2024:
•managing our land spend and inventory levels;
•improving our construction cycle times;
•opening new communities;
•managing overhead spend;
•maintaining a strong balance sheet and liquidity levels; and
•emphasizing customer service, product quality and design, and premier locations.

Future economic and homebuilding industry conditions and the demand for homes are subject to continued uncertainty due to numerous factors, including the impacts of mortgage availability, inflation, interest rate increases, increasing labor and supply costs, and supply chain disruptions and labor shortages. These factors are highly uncertain and outside our control. As a result, we can provide no assurance that the positive trends reflected in our financial and operating metrics in 2023 will continue in 2024.
Sales and Marketing
In 2023, we continued to focus our marketing efforts on first-time and move-up homebuyers, including home designs targeted to first-time, millennial, multi-generational and empty-nester homebuyers. We market and sell our homes under the M/I Homes brand. Our marketing efforts are directed at driving awareness, interest, demand and preference for the M/I Homes brand over other homebuilders, the resale market, and the option to remodel an existing older home.
We provide our homebuyers with the following products, programs and services which we believe differentiate our brand: (1) homes with high quality construction located in attractive areas and desirable communities that are supported by our 10-year transferable structural warranty; (2) our Whole Home Building Standards which are designed to deliver features and benefits that satisfy the buyer’s expectation for a better-built home, including a more eco-friendly and energy efficient home that we believe will generally save our customers up to 30% on their energy costs compared to a home that is built to minimum code requirements; (3) our onsite and online Design Studios and Design Consultants that assist our homebuyers in selecting product and design options; (4) fully furnished model homes and highly-trained sales consultants to build the buyer’s confidence and enhance the quality of the homebuying experience; (5) our mortgage financing programs that we offer through M/I Financial, including competitive fixed-rate and adjustable-rate loans and, in certain cases, interest rate buy-down incentives; (6) our Ready Now Homes program which offers homebuyers the opportunity to close on certain new homes in 90 days or less; and (7) our unwavering focus on customer care and customer satisfaction.
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

To further enhance the homebuying process, we operate Design Studios in some markets. Our Design Studios allow our homebuyers to select from a variety of product and design options that are available for purchase as part of the original construction of their homes. Our centers are staffed with Design Consultants who help our homebuyers select the right combination of options to meet their budget, lifestyle and design sensibilities. In most of our markets, we offer our homebuyers the option to consider and make design planning decisions using our Online Design Center. We believe this tool is helpful for prospective buyers to use during the planning phase and makes their actual visit to our Design Studios more productive and efficient as our Design Consultants can view the buyer’s preliminary design selections and pull samples in advance of the buyer’s visit.
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
Our company-employed sales consultants are trained and prepared to meet the buyer’s expectations and build the buyer’s confidence by fully explaining the features and benefits of our homes, helping each buyer determine which home best suits the buyer’s needs, explaining the construction process, and assisting the buyer in choosing the best financing option. We give significant attention to the ongoing training of all sales personnel to assure a high level of professionalism and product knowledge. As of December 31, 2023, we employed 240 home sales consultants.
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
We offer homes ranging from a base sales price of approximately $190,000 to $1,000,000 and from approximately 1,000 to 5,500 square feet. In addition to single-family detached homes, we also offer attached townhomes in several of our markets. We believe that offering a wide range of homes enables us to attract first-time, millennial, multi-generational, move-up, empty-nester and luxury homebuyers.
We devote significant resources to the research, design and development of our homes to meet the demands of our buyers and evolving market requirements. We regularly review the plans offered in each of our divisions to ensure that our home designs are still relevant and appropriate for that particular market. Across all of our divisions, we currently offer over 500 different floor plans designed to reflect current lifestyles and design trends.
Work-from-home needs for potential homebuyers continue to be an important planning tool for us, and we will continue to design and offer in-home spaces that are bright, functional and bring value to our buyers. We also continue to develop new floor plans and communities specifically for the growing empty-nester market. These plans (primarily ranch and main floor master bedroom type plans) focus on move-down buyers, are smaller in size, and feature outdoor living potential, fewer bedrooms, and improved community amenities. Our homebuilding divisions often share successful floor plans with other divisions, when appropriate.

We continue to look for opportunities to develop more multi-family communities. In some cases where commercial and office developments are in less demand, we see potential to rezone to a higher density multi-family solution.

As affordability remains a key driver of sales, our “Smart Series” has become more important than ever and represented approximately 55% of our total sales for the year ended December 31, 2023. Our “Smart Series” is market specific and intended to offer buyers excellent value, desirable locations, and pre-selected packages of upgraded finishes and appliances. The “Smart Series” targets entry-level and move-down buyers and focuses significant attention on affordability, livability and design flexibility. We continue to increase our multi-family Smart Series offerings in several of our divisions. These Smart Series townhome programs are thoughtfully designed and intended to be more affordable and take advantage of higher density opportunities either as stand-alone communities or as part of our conventional Smart Series single-family neighborhoods.
Our “City Collection” floor plans offer a unique and upscale urban lifestyle by utilizing narrow lots, detached rear garages and thoughtfully designed interiors. Our City Collection enables us to participate in new infill development opportunities that extend beyond our traditional suburban markets.

We design all of our product lines to reduce production costs and construction cycle times while adhering to our quality standards and using materials and construction techniques that reflect our commitment to more environmentally conscious homebuilding methods. Some of those techniques include wall, floor, and roof panelization to minimize waste as well as construction waste recycling. We also strive to maximize greenspace, develop in environmentally harmonious communities, build energy efficient homes, and purchase sustainable inputs. All of our homes are constructed according to proprietary designs that meet the applicable FHA and VA requirements and all local building codes. We attempt to maintain efficient operations by utilizing standardized materials. Our raw materials consist primarily of lumber, concrete and similar construction materials, and while these materials are generally available from a variety of sources, we have reduced construction and administrative costs by executing national purchasing contracts with select vendors. We experienced more normalized labor and supply markets in 2023 which improved our construction cycle times. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction and control product consistency and availability. We believe our construction process, and the construction cycle times resulting from our product line design, generally reduce the time our subcontractors and vendors spend transporting labor, equipment, and materials to and from our communities as well as the environmental impact and carbon emissions associated with the construction of our homes. We generally employ subcontractors to install site improvements and construct homes. The construction of each home is supervised by a Personal Construction Supervisor who reports to a Production Manager, both of whom are employees of the Company. Our Personal Construction Supervisors manage the scheduling and construction process. Our subcontractors perform pursuant to written agreements that require them to comply with all applicable laws and labor practices, follow local building codes and permits, and meet performance, warranty, and insurance requirements. The agreements generally specify a fixed price for labor and materials and provide price protection for a majority of the higher-cost phases of construction for homes in our backlog.

For our buyers who are not interested in purchasing an inventory home (homes started in the absence of an executed contract), we begin construction on the home after we obtain a sales contract and preliminary written confirmation from the buyer’s lender that financing should be approved. In certain markets, contracts may be accepted contingent upon the sale of an existing home, and construction may be authorized through a certain phase prior to satisfaction of that contingency. The construction of our homes typically takes approximately four to six months from the start of construction to completion of the home, depending on the size and complexity of the particular home being built, weather conditions, and the availability of labor, materials, and supplies. We remain focused on improving construction cycle times in all of our markets. In 2023, we reduced our average days under construction by more than 60 days. Continued improvement in supply chain and labor market conditions would enhance our ability to reduce production times.

We construct inventory homes to facilitate delivery of homes on an immediate-need basis under our Ready Now Homes program and to provide presentation of new products. For some prospective buyers, selling their existing home has become a less predictable process and, as a result, when they sell their home, they often need to find, buy and move into a new home in 90 days or less. Other buyers simply prefer the certainty provided by being able to fully visualize a home before purchasing it. Of the total number of homes closed in 2023 and 2022, 57% and 43%, respectively, were inventory homes which include both homes started as inventory homes and homes that started under a contract that were later cancelled and became inventory homes as a result. The increase in the percentage of inventory homes closed in 2023 compared to 2022 was due to higher demand and more selective incentives offered on inventory homes compared to new builds. The incentives we offered on inventory homes in 2023 were based on community level market conditions and we may decide to discontinue such incentives in 2024 depending on how market conditions evolve.

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
As of December 31, 2023, we had a total of 3,002 homes in backlog with an aggregate sales value of $1.6 billion, in various stages of completion, including homes that are under contract but for which construction had not yet begun. As of December 31, 2022, we had a total of 3,137 homes in backlog, with an aggregate sales value of $1.7 billion. Homes included in year-end backlog are typically included in homes delivered in the subsequent year.
Warranty
We provide certain warranties in connection with our homes and also perform inspections with the buyer of each home immediately prior to delivery and as needed after a home is delivered. The Company offers both a transferable limited warranty program (“Home Builder’s Limited Warranty”) and a transferable structural limited warranty. The Home Builder’s Limited Warranty covers construction defects for a statutory period based on geographic market and state law (currently ranging from four to ten years for the states in which the Company operates) and includes a mandatory arbitration clause. The structural warranty is for 10 years for homes sold after December 31, 2021, 10 or 15 years for homes sold after December 1, 2015 and on or before December 31, 2021 (except for homes sold in Texas), and 10 or 30 years for homes sold after April 25, 1998 and on or before December 1, 2015 (except for homes solid in Texas). We also pass along to our homebuyers all warranties provided by the manufacturers or suppliers of components installed in each home. Although our subcontractors are generally required to repair and replace any product or labor defect during their respective warranty periods, we are ultimately responsible to the homeowner for making such repairs during our applicable warranty period. Accordingly, we have estimated and established reserves for both our Home Builder’s Limited Warranty and potential future structural warranty costs based on the number of home deliveries and historical data trends for our communities. In the case of the structural warranty, we also employ an actuary to assist in the determination of our future costs on an annual basis. Our warranty expense was approximately 0.6%, 0.7% and 0.6% of total housing revenue in 2023, 2022 and 2021, respectively.

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
In 2023, we developed over 80% of our lots internally, primarily due to a lack of availability of developed lots in desirable locations in our markets. Raw land that requires development generally remains more available. In order to minimize our investment and risk of large exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the cost of land investment and development through joint ownership and development agreements, joint ventures, and other similar arrangements. For joint venture arrangements where a special purpose entity is established to own the property, we enter into limited liability company or similar arrangements (“LLCs”) with the other partners. Further details relating to our joint venture arrangements are included in Note 6 to our Consolidated Financial Statements.
During the development of lots, we are required by some municipalities and other governmental authorities to provide completion bonds or letters of credit for utilities, streets and other improvements. The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as homes are built and sold. In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining releases of the bonds or letters of credit.
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

The following table sets forth our land position in lots (including lots held in joint venture arrangements) at December 31, 2023:

	Lots Owned
Region	Developed Lots	Lots Under Development	Undeveloped Lots (a)	Total Lots Owned	Lots Under Contract	Total
Northern	3,918	592	2,342	6,852	8,935	15,787
Southern	4,806	4,686	8,030	17,522	12,351	29,873
Total	8,724	5,278	10,372	24,374	21,286	45,660
(a)Includes our interest in raw land held by joint venture arrangements expected to be developed into 2,649 lots.
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
We also provide title and closing services to purchasers of our homes through our 100%-owned subsidiaries, TransOhio Residential Title Agency Ltd., M/I Title Agency Ltd., and M/I Title LLC. Through these entities, we serve as a title insurance agent by providing title insurance policies and examination and closing services to purchasers of our homes in all of our housing markets except for North Carolina and Nashville. TransOhio Residential Title Agency Ltd. provides examination and title insurance services to our housing markets in the Raleigh and Charlotte markets. We assume no underwriting risk associated with the title policies.
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
Our financial services operations compete with other mortgage lenders to arrange financing for homebuyers. Principal competitive factors include pricing, mortgage loan terms, underwriting criteria, interest rates, customer service and other features of mortgage loan products available to the consumer.

Government Regulation and Environmental Matters
Our homebuilding operations are subject to various local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment, including the emission or discharge of materials into the environment, storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws and existing conditions may result in delays, cause us to incur substantial compliance and other costs and prohibit or severely restrict homebuilding activity in environmentally sensitive areas. For instance, the SEC has proposed extensive climate-related disclosure rules, which, if adopted, would likely impose significant compliance costs on us. Environmental costs and accruals were not material to our operations, cash flows or financial position in 2023, 2022 or 2021, although we did experience a reduction in our energy efficient home credits in 2023 when compared to prior years as the Inflation Reduction Act (“IRA”) that was enacted August 16, 2022 made the requirements for obtaining the tax credit more difficult to obtain.
Our homebuilding operations are also subject to various local, state and federal statutes, ordinances, rules and regulations concerning building, zoning, design, construction, sales, consumer protection and similar matters. These regulations increase the cost to produce and market our homes, and in some instances, delay our ability to develop and finish lots and can present a similar challenge for the timely delivery of finished lots to us by outside developers. Counties and cities in which we build homes have at times declared moratoriums on the issuance of building permits and imposed other restrictions in the areas in which sewage treatment facilities and other public facilities do not reach minimum standards. In addition, our homebuilding operations are regulated in certain areas by restrictive zoning and density requirements that limit the number of homes that can be built within the boundaries of a particular area. We may also experience extended timelines for receiving required approvals from municipalities or other government agencies that can delay our anticipated development and construction activities in our communities. During 2023, we experienced delays in receiving governmental and municipality approvals in certain of our community locations, and we may experience a similar level of delays in 2024.
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
Human Capital
At December 31, 2023, we employed 1,607 people (including part-time employees), including 1,247 in homebuilding operations, 233 in financial services and 127 in management and administrative services. None of our employees are represented by a collective bargaining agreement.
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

We are committed to a culture of diversity, equity and inclusion (“DEI”). In 2020, we established a Diversity, Equity and Inclusion Committee (the “DEI Committee”) which is comprised of certain members of our executive team and senior leaders in our human resources department and our mortgage and business operations divisions. The DEI Committee is responsible for developing the guiding principles of our diversity, equity and inclusion program and a strategy to further these principles and achieve our goals.

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
Environmental, Social and Governance
During 2023, our environmental, social and governance (“ESG”) working group (which we formed in 2020 and is comprised of certain members of our leadership team and other members from a cross section of the Company) continued to focus on advancing our ESG practices and reporting. Among other things, the ESG working group continued to evaluate the impact of our business on the environment and how our actions contribute to environmentally responsible sustainability (including through green space preservation and dedication, redevelopment and infill activities, prioritizing development of locations with proximity to infrastructure and incorporation of energy efficient inputs and technology and building standards), the potential impact of climate change on our business, our human capital management policies and practices (including our DEI and employee engagement and safety initiatives), our community engagement and our corporate governance practices. We periodically evaluate the potential impact of climate change and other environmental-related risks on our business. We also seek to limit the impact of our business on the climate by: (1) purchasing sustainable and energy efficient inputs; (2) using efficient construction techniques to reduce construction cycle time and material spoliation; (3) locating our communities in infill or redevelopment areas, where possible; and (4) building energy efficient homes.

In 2023, we also published our fourth annual Environmental, Social and Governance Report which provides detailed information regarding our ESG policies, initiatives and strategies and includes certain quantifiable performance indicators for 2022. These performance indicators were largely based on the Sustainability Accounting Standards Board industry-specific standards. We believe our Environmental, Social and Governance Report demonstrates our commitment to integrate sustainable values into our company and business. A copy of our Environmental, Social and Governance Report is available on our website at www.mihomes.com under the “Investors” heading. Information on our website, including the Environmental, Social and Governance Report, is not incorporated by reference in or otherwise considered a part of this Annual Report on Form 10-K.

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
These above conditions, among others, are complex and interrelated. Adverse changes in such business conditions may have a significantly negative impact on our business. The negative impact may be national in scope but may also negatively affect some of the regions or markets in which we operate more than others. When such adverse conditions affect any of our larger markets, those conditions could have a proportionately greater impact on us than on some other homebuilding companies. We cannot predict their occurrence or severity, nor can we provide assurance that our strategic responses to their impacts would be successful.
Housing market conditions stabilized during 2023 compared to the latter half of 2022 as interest rate increases moderated and consumer confidence began to improve. However, any decline in the homebuilding and mortgage lending industries and overall economy could decrease the market value of our inventory which could have a negative impact on our gross margins from home sales. A reduction in our gross margins from home sales could have a significantly negative impact on our financial position and results of operations. Additional external factors, such as foreclosure rates, mortgage availability, high inflation, a global economic slowdown, the prospect of a recession, and unemployment rates, could also negatively impact our results.
Increased mortgage interest rates have made it increasingly difficult for potential customers to qualify for sufficient financing, which is contributing to the affordability issues negatively impacting the homebuilding and mortgage lending industries. Customers may be less willing or able to buy our homes if these conditions continue to impact the homebuilding industry. We closely monitor our sales prices and offer sales incentives and mortgage rate buy-down programs and adjust base sales prices in certain circumstances and in certain communities, which negatively impacted our sales prices and gross margins in 2023. We may or may not continue to offer these incentives in 2024. In the future, our pricing strategies may be limited by market conditions. We may be unable to change the mix of our home offerings, reduce the costs of the homes we build or offer more affordable homes to maintain our gross margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may increase.

Although our absorption rate and new contracts improved during 2023 compared to prior year, any decline in sales activity could adversely affect our results of operations, financial condition and cash flows.
Our financial services business is closely related to our homebuilding business, as it originates mortgage loans principally on behalf of purchasers of the homes we build. If demand for our homes declines in the future, the financial results of our financial services segment will also decline.
Additionally, we may be subject to increased counterparty risks, including purchasers of mortgages originated by M/I Financial being unwilling or unable to perform their obligations to us. To the extent a third party is unwilling or unable to perform such obligations, our financial condition, results of operations and/or cash flows could be negatively impacted.

Increased competition levels in the homebuilding and mortgage lending industries could reduce our new contracts and homes delivered, decrease the average sales prices of homes delivered and decrease mortgage originations, which would have a negative impact on our results of operations.
The homebuilding industry is fragmented and highly competitive. We compete with numerous public and private homebuilders, including some that are substantially larger than us and may have greater financial resources than we do. We also compete with community developers and land development companies, some of which are also homebuilders or affiliates of homebuilders. Homebuilders compete for customers, land, building materials, subcontractor labor and financing. Competition for new home orders is primarily based upon home sales price, location of property, home style, financing available to prospective homebuyers, quality of homes built, customer service and general reputation in the community, and may vary by market, sub-market and even by community. Additionally, competition within the homebuilding industry can be impacted by an excess supply of new and existing homes available for sale resulting from a number of factors including, among other things, increases in unsold started homes available for sale and increases in home foreclosures. Increased competition may cause us to decrease our home sales prices and/or increase home sales incentives in an effort to generate new home sales and maintain homes in backlog until they close. Increased competition can also result in us selling fewer homes or experiencing a higher number of cancellations by homebuyers. These competitive pressures may negatively impact our future financial and operating results.
Through our financial services operations, we also compete with numerous banks and other mortgage bankers and brokers, some of which are larger than us and may have greater financial resources than we do. Competitive factors that affect our financial services operations include pricing, mortgage loan terms, underwriting criteria and customer service. To the extent that we are unable to adequately compete with other companies that originate mortgage loans, the results of operations of our mortgage operations may be negatively impacted.
Further reduction in the availability of mortgage financing or continued increases in mortgage interest rates or down payment requirements could adversely affect our business.
Mortgage interest rates increased significantly in 2022 and 2023 from historical low rates, which increased the costs of owning a home and reduced the demand for our homes. Any additional increases by the Federal Reserve could further increase the costs of owning a home and reduce the demand for our homes.
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
Many of our homebuyers obtain financing for their home purchases from M/I Financial. If, due to the factors discussed above, M/I Financial is limited from making or unable to make loan products available to our homebuyers, our home sales and our homebuilding and financial services results of operations may be adversely affected. We believe that the availability of mortgage financing, including through federal government agencies or government-sponsored enterprises (such as Freddie Mac, Fannie Mae, FHA and VA financing), is an important factor in marketing many of our homes. Any limitations or restrictions on the availability of mortgage financing could reduce our sales. In addition, if we are unable to originate mortgages for any reason going forward, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding and financial services results of operations.

If land is unavailable at reasonable prices or terms, our homes sales revenue and results of operations could be negatively impacted and/or we could be required to scale back our operations in a given market.
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
We must anticipate demand for new homes several years prior to homes being sold to homeowners. There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes fluctuates and land purchases become more competitive, which can increase the costs of land. There is often a significant lag time between when we acquire land for development and when we sell homes in neighborhoods we have planned, developed and constructed. The value of undeveloped land, lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant, and fluctuations in value can reduce profits. Economic conditions could require us to sell homes or land at a loss, hold land in inventory longer than planned or walk away from land that we no longer intend to purchase resulting in write-offs of land deposits, which could significantly impact our financial condition, results of operations, cash flows and stock performance. Periodically, as part of our normal course of business, we record asset impairment charges or write-off deposits for land that we no longer intend to purchase. If conditions in the homebuilding industry decline, we are required to evaluate our inventory for potential impairment, which may result in additional valuation adjustments, which could be significant and could negatively impact our results of operations and financial condition. We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.
Supply shortages and risks related to the demand for labor and building materials could increase costs and delay deliveries.
The residential construction industry experiences labor and material shortages and risks from time to time, including: work stoppages; labor disputes; shortages in qualified subcontractors and construction personnel; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and delays in availability, or fluctuations in prices, of building materials. These labor and material shortages and risks can be more severe during periods of strong demand for housing or during periods when the markets in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. Any of these circumstances could delay the start or completion of our communities, increase the cost of developing one or more of our communities and increase the construction cost of our homes. Supply chain disruptions began to subside during 2023, and we began to experience an improvement in the availability and shortage of labor and certain building products, which positively impacted our construction cycle times. However, if labor and building material shortages and cost increases continue, our gross margins and results of operations could be adversely affected if we are unable to continue to increase prices or achieve other cost savings.
We depend on the continued availability of and satisfactory performance of subcontracted labor for the construction of our homes and to provide related materials. We have experienced, and may continue to experience, labor shortages in certain of our markets. The cost of labor may also be adversely affected by shortages of qualified subcontractors and construction personnel (including as a result of the trade population), changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. We cannot provide any assurance that there will be a sufficient supply of, or satisfactory performance by, these unaffiliated third-party subcontractors, which could have a material adverse effect on our business.
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
Inflation can have a long-term adverse impact on us because if our costs of land, materials and labor increase, we would need to increase the sale prices of our homes to maintain satisfactory margins. As a result of the historically high rates of inflation we experienced in 2022 and into early 2023, we experienced increases in the costs of land, materials and labor. We may continue to experience high rates of inflation in the future, and in a high inflationary environment, we may not be able to raise home prices enough to keep pace with the increased costs of land and house construction, which could reduce our profit margins.
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

We recorded goodwill in connection with our acquisition of the assets and operations of Pinnacle Homes. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot provide any assurance that we will realize the value of these intangible assets. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

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

We record warranty and other reserves for the homes we sell based on a number of factors, including historical experience in our markets, insurance and actuarial assumptions and our judgment with respect to the qualitative risks associated with the types of homes we build. Because of the high degree of judgment required in determining these liability reserves, our actual future liability could differ significantly from our reserves. Given the inherent uncertainties, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will adequately address all of our construction defect, product liability and warranty claims. If the costs to resolve these claims exceed our estimates, our results of operations, financial condition and cash flows could be adversely affected.

Our subcontractors can expose us to warranty and other risks.

We rely on subcontractors to construct our homes, and in many cases, select and obtain building materials. Despite our detailed specifications and quality control procedures, in some cases, it may be determined that subcontractors used improper construction processes or defective materials in the construction of our homes. Although our subcontractors have principal responsibility for defects in the work they do, we have ultimate responsibility to the homebuyers. When we identify these defects, we repair them in accordance with our warranty obligations. Improper construction processes and defective products widely used in the homebuilding industry can result in the need to perform extensive repairs to large numbers of homes. The cost of complying with our warranty obligations may be significant if we are unable to recover the cost of repairs from subcontractors, materials suppliers and insurers.

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
As of December 31, 2023, we had approximately $693.7 million of indebtedness (net of debt issuance costs), excluding issuances of letters of credit and our $300 million mortgage repurchase facility, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”), and we had $579.3 million of remaining availability for borrowings under the Credit Facility. In addition, under the terms of the Credit Facility, the indentures governing the 2030 Senior Notes and the 2028 Senior Notes and the documents governing our other indebtedness, we have the ability, subject to applicable debt covenants, to incur additional indebtedness. Our incurrence of additional indebtedness could magnify other risks related to us and our business. Our indebtedness and any future indebtedness we may incur could have a significant adverse effect on our future financial condition.
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
The M/I Financial repurchase facility will expire in 2024.
M/I Financial uses the MIF Mortgage Repurchase Facility to finance eligible residential mortgage loans originated by M/I Financial. This facility will expire on October 22, 2024. If we are unable to renew or replace the MIF Mortgage Repurchase Facility when it matures, the activities of our financial services segment could be impeded and our home sales and homebuilding and financial services results of operations may be adversely affected.
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
The inability of our lenders to satisfy their obligations under our credit facilities could adversely affect our liquidity and financial condition.

The U.S. banking industry experienced bank failures and other significant challenges in 2023. The failure of other banks or financial institutions could have an adverse effect on our liquidity or consolidated financial statements if we have deposits at the failed banks or financial institutions, or if the failed banks or financial institutions, or any substitute or additional banks or financial institutions, participate in our Credit Facility. Under our Credit Facility, non-defaulting lenders still have an obligation to fund amounts up to their commitment level under the Credit Facility. However, non-defaulting lenders are not obligated to cover or acquire a defaulting lender’s respective commitment to fund loans or to issue letters of credit and may be unwilling to issue additional letters of credit if we do not enter into arrangements to address the risk with respect to the defaulting lender (which may include cash collateral). If the non-defaulting lenders are unable or unwilling to cover or acquire a defaulting lender’s respective commitment, the borrowing and letter of credit capacities under our Credit Facility may be more limited. In addition, if a buyer under the MIF Mortgage Repurchase Facility, which M/I Financial uses to fund mortgage originations, fails or is unable or unwilling to fulfill its obligations, M/I Financial’s borrowing capacity under the MIF Mortgage Repurchase Facility may be limited and have an adverse effect on our liquidity and ability to provide mortgage loans to our homebuyers.

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
Our homes are constructed by employees of subcontractors and other parties. We have limited ability to control what these parties pay their employees or the rules they impose on their employees. However, various governmental agencies may seek to hold parties like us responsible for violations of wage and hour laws and other labor laws by subcontractors. The National Labor Relations Board (“NLRB”) has revised its joint employer standard a number of times over the last few years and may do so again in future periods. Future rulings by the NLRB or other courts or governmental agencies could make us responsible for labor violations committed by our subcontractors. Governmental rulings that hold us responsible for labor practices of our subcontractors could create substantial exposures for us under our subcontractor relationships.
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

Various advocacy groups and government agencies and the general public are increasingly focusing on the impact of climate change. Government restrictions, standards and regulations intended to mitigate climate change, such as greenhouse gas emissions standards, are emerging and may increase in the future in the form of additional restrictions or regulations on land development and home construction in certain areas. Such restrictions and regulations could increase our operating and compliance costs and have an adverse effect on our results of operations, financial condition or business.

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

We must also obtain licenses, permits and approvals from various governmental authorities in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. During 2022 and 2023, we experienced delays in receiving governmental and municipality approvals in certain of our community locations, and we expect that we may experience a similar level of delays in 2024. Governmental authorities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, governmental authorities may enact growth control initiatives, which restrict the number of building permits available in a given year. In addition, we may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. If governmental authorities in locations in which we operate take actions like these, it could have an adverse effect on our business by causing delays, increasing our costs, or limiting our ability to operate in the applicable area.

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
The Company and certain of its subsidiaries have been named as defendants in certain legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these legal proceedings. However, the costs to resolve these legal proceedings ultimately may exceed the recorded estimates and, therefore, have a material adverse effect on the Company’s results of operations, financial condition, and cash flows.

Similarly, if additional legal proceedings are filed against us in the future, the negative outcome of one or more of such legal proceedings could have a material adverse effect on our results of operations, financial condition and cash flows.

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
Several of our markets, specifically our operations in Florida, North Carolina and Texas, are situated in geographical areas that are regularly impacted by severe storms, including hurricanes, flooding and tornadoes. In addition, the operations of our Northern homebuilding segment can be impacted by severe storms, including tornadoes. Also, the physical impacts of climate change may cause these occurrences to increase in frequency, severity and duration. The occurrence of these or other natural disasters can cause delays in the completion of, or increase the cost of, developing one or more of our communities, and as a result could materially and adversely impact our results of operations.
Information technology failures and data security breaches could harm our business.
We use information technology, digital communications and other computer resources to carry out important operational and marketing activities and to maintain our business records. We have implemented systems and processes intended to address ongoing and evolving cyber security risks, secure our information technology, applications and computer systems, and prevent unauthorized access to or loss of sensitive, confidential and personal data. We adhere to the National Institute of Standards and Technology (“NIST”) CSF Framework to ensure we have proper controls in place to reduce our risk to cyber security threats. We also depend on various partners and providers, and our mortgage and title service software partners, to secure our home buyers’ personal identifiable and confidential information. We provide regular personnel awareness training regarding potential cyber security threats, including the use of internal tips, reminders and phishing assessments, to help ensure employees remain diligent in identifying potential risks. In addition, we have deployed monitoring capabilities to support early detection, internal and external escalation, and effective responses to potential anomalies. However, cyberattacks or other security breaches may remain undetected over an extended period of time and may not be addressed in a timely manner to minimize the impact, which could result in substantial costs. Many of our information technology and other computer resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. We also rely upon our third-party service providers to maintain effective cyber security measures to keep our information secure and to carry cyber insurance. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, hacking, employee error, system error and faulty password management.

Our ability to conduct our business may be impaired if these informational technology and computer resources, including our website and customer-facing applications, are compromised, degraded or damaged or if they fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure or intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. A significant disruption in the functioning of these resources, or breach thereof, including our website, could damage our reputation and cause us to lose customers, sales and revenue.

In addition, breaches of our information technology systems or data security systems, including cyberattacks and malicious uses of artificial intelligence, could result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information (including information we collect and retain in connection with our business about our homebuyers, business partners and employees), and require us to incur significant expense (that we may not be able to recover in whole or in part from our service providers or responsible parties, or their or our insurers) to address and remediate or otherwise resolve. The unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying or confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses and charges recorded against our earnings, could have a material and adverse effect on our financial condition, results of operations and cash flows and harm our reputation. In addition, the costs of maintaining adequate protection against such threats, based on considerations of their evolution, increasing sophistication, pervasiveness and frequency and/or increasingly demanding government-mandated standards or obligations regarding information security and privacy, could be material to our consolidated financial statements in a particular period or over various periods.
We depend on the services of certain key employees, and the loss of their services could hurt our business.
Our success depends, in part, on our ability to attract, train and retain skilled personnel. If we are unable to retain our key employees or attract, train and retain other skilled personnel in the future, our operations could be materially and adversely impacted, and we may incur additional expenses to identify and train new personnel.
Our business could be materially and adversely disrupted by an epidemic, pandemic or similar public health issue, or fear of such an event, and the measures that international, federal, state and local public health and governmental authorities implement to address it.

An epidemic, pandemic or similar public health issue, or fear of such an event, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period and, together with any associated economic and social instability or distress, have a material adverse effect on our business, results of operations, financial condition and/or cash flows.

The impact of an epidemic, pandemic or similar public health issue on our business will depend on future developments, including whether governmental authorities impose additional health and safety measures, the duration and severity of the public health issue, the acceptance and effectiveness of treatments including vaccines, and the impact of the public health issue on our employees, customers, and building partners. These developments are highly uncertain and outside of our control. To the extent an epidemic, pandemic or similar public health issue has a significant adverse effect on the U.S. economy, our business, results of operations, financial condition and/or cash flows could be materially adversely affected.

Item 1B.UNRESOLVED STAFF COMMENTS
None.

Item 1C. CYBERSECURITY

The Company’s Chief Information Officer (“CIO”) leads our Information Security Committee (a taskforce comprised of senior representatives from primary corporate functions, mortgage and title operations, IT infrastructure, IT security, and external security consultants, which is responsible for developing, updating, implementing and maintaining our cybersecurity strategy, policy (which leverages the NIST CSF framework), standards, architecture, and processes. The CIO provides annual reports to our Board of Directors, and periodic reports to our Chief Executive Office (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”), and other members of senior management, regarding existing and emerging cybersecurity risks and threats, the status of projects intended to strengthen our information security systems, and assessments of our information security program.
Members of senior management are notified by our Information Security Committee if any cybersecurity incident leads to a breach or loss of any data. These members of senior management are responsible for promptly determining if such an incident is material and notifying our CEO, CFO and our Board of Directors of the material incident and the impact that the incident has had, and is expected to have, on the Company’s reputation, results of operations, financial condition, and business strategy. The Company engages third-party auditors and consultants to evaluate and assist the Company in responding to cybersecurity threats and incidents, and, if necessary, monitoring any exposure of confidential company or customer data. The Company also actively engages with key vendors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies, procedures and strategy, assess our security status, and align our cybersecurity practices with current and emerging cybersecurity risks.
We conduct thorough security assessments of all third-party service providers before engagement and perform regular monitoring of the third-party service providers’ hosted applications designed to ensure compliance with our cybersecurity standards. This occurs through annual assessments by our internal audit function of the third party’s System and Organization Controls (“SOC”) 1 or SOC 2 report or through additional user access reviews by the internal business owner if a SOC 1 or SOC 2 report is unavailable.
Our CIO and his security management team possess primary responsibility for identifying, assessing, monitoring, and managing our cybersecurity risks. Our Board of Directors directly oversees cybersecurity risks, which includes conducting an annual review of the Company’s cybersecurity risks, management’s actions to identify and detect threats, management’s action plans for response and recovery situations, and review of recent enhancements to the Company’s defenses and strategic cybersecurity roadmap. In addition, the Audit Committee receives quarterly cybersecurity updates, which include a review of new processes implemented to monitor cyber risks, and a summary of any recent threats and the Company’s response to those threats.
Our CIO has over 30 years of experience in information technology, including a deep understanding of information technology governance, regulatory compliance and familiarity with the software, tools and programs used by his security management team to identify vulnerabilities, investigate incidents and implement appropriate security measures. In addition, our security management team maintains appropriate and relevant levels of education and certifications, such as Certified Information Security Manager (CISM) and Certified Ethical Hacker (CEH). Furthermore, all employees are required to complete a biannual security awareness training course focusing on data protection, phishing prevention, and credential protection.
As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, we face a number of cybersecurity risks in the normal course of our business and, from time to time, experience threats to our data and systems, including malware and computer virus attacks. Notwithstanding the extensive measures we employ to address cybersecurity risks, we may not be successful in preventing or mitigating a cybersecurity incident that would be reasonably likely to materially affect us. Although we maintain cybersecurity insurance, the costs we incur related to cybersecurity threats or disruption may not be fully insured. See “Item 1A. Risk Factors” in Part I of this Annual Report on Form 10-K for more information regarding the risk factors associated with cybersecurity risks.

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
Item 4. MINE SAFETY DISCLOSURES
None.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Shares and Dividends
The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.” As of February 14, 2024, there were approximately 298 record holders of the Company’s common shares. At that date, there were 30,137,141 common shares issued and 27,806,899 common shares outstanding.
Performance Graph
The following graph illustrates the Company’s performance in the form of cumulative total return to holders of our common shares for the last five calendar years through December 31, 2023, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Stock Index and the Standard & Poor’s 500 Homebuilding Index.

Comparison of Cumulative Year Total Return
Index Value
700
600
500
400
300
200
100
0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
M/I Homes, Inc.
S&P 500
S&P 500 Homebuilding Index

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
M/I Homes, Inc.	$100.00	$187.20	$210.70	$295.81	$219.70	$655.28
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P 500 Homebuilding Index	100.00	150.80	187.72	282.25	227.91	396.71

Share Repurchases
Common shares purchased during each month during the fourth quarter ended December 31, 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)

October 1, 2023 - October 31, 2023	20,000	$82.13	20,000	51,243,976
November 1, 2023 - November 30, 2023	210,000	$99.70	210,000	130,307,968
December 1, 2023 - December 31, 2023	23,000	$108.98	23,000	127,801,416

Quarter ended December 31, 2023	253,000	$99.15	253,000	127,801,416
(1)On July 28, 2021, the Company announced that its Board of Directors authorized the 2021 Share Repurchase Program pursuant to which the Company may purchase up to $100 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. On February 17, 2022, the Company announced that its Board of Directors approved an increase to the 2021 Share Repurchase Program by an additional $100 million, and on November 15, 2023, the Company announced that its Board of Directors approved an additional $100 million increase. As of December 31, 2023, $127.8 million remained available for repurchase under the 2021 Share Repurchase Program. The 2021 Share Repurchase Program does not have an expiration date and may be modified, suspended or discontinued at any time. See Note 16 to our Consolidated Financial Statements for additional information.

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
ITEM 6.  Reserved

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries is one of the nation’s leading builders of single-family homes, having sold over 151,400 homes since commencing homebuilding activities in 1976. The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Fort Myers/Naples, Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and assumptions on historical experience and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and assumptions and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future. See “Special Note of Caution Regarding Forward - Looking Statements” above in Part I.
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

Contract liabilities include customer deposits related to sold but undelivered homes. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. Contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, are not material.

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

Although our third-party land sale contracts may include multiple performance obligations, the revenue we expect to recognize in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. We do not disclose the value of unsatisfied performance obligations for land sale contracts with an original expected duration of one year or less.
We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans are sold and/or related servicing rights are sold to third party investors or retained and managed under a third-party sub-service arrangement. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee. We recognize financial services revenue associated with our title operations as homes are delivered, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is delivered. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.
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

If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of December 31, 2023, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums.
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
RESULTS OF OPERATIONS
Overview
In 2023, we achieved our second-highest revenue, income before income taxes and net income in Company history despite the significant headwinds the housing industry faced entering the year, including high mortgage interest rates, inflationary pressures and an uncertain economy. Our new contracts for 2023 increased 20% compared to 2022 as we experienced improvements in homebuyer demand as a result of the limited supply of resale and new home inventory and potential homebuyers adjusting to the interest rate environment compared to the hesitation that appeared to exist in the second half of 2022. We also had very strong cash flow and liquidity and ended the year with low leverage. In addition, during 2023, supply chain disruptions eased leading to improved construction cycle times, both of which helped sustain our gross margin at 25.3%, the same as last year. Our revenue declined 2% while our homes delivered decreased 3% in 2023 compared to 2022. Income before income taxes and net income decreased 4% and 5%, respectively, from prior year’s record levels.

We achieved the following results during the year ended December 31, 2023 in comparison to the year ended December 31, 2022:
•New contracts increased 20% to 7,977
•Average price of homes delivered increased 1% to $483,000
•Absorption pace of sales per community improved to 3.3 per month
•Average community count increased 9% to 213 at the end of 2023
•Shareholders’ equity increased 22% to $2.5 billion, an all-time record high for our Company
•Book value per common share increased to a record high $91 per share
•Homebuilding debt to capital ratio improved to 22%

In addition to the results described above, our financial services operations achieved a $4.3 million increase in operating income in 2023 compared to 2022, benefiting from higher margins and an increase in the average loan amount.

Our company-wide absorption pace of sales per community in 2023 improved to 3.3 per month compared to 3.1 per month in 2022 as a result of our 20% increase in new contracts during 2023 compared to prior year, partially offset by a smaller increase in our average community count from 179 at the end of 2022 to 202 at the end of 2023. We plan to open additional new communities during 2024, increasing our average community count by approximately 10% compared to 2023.
Income before income taxes for the twelve months ended December 31, 2023 decreased 4% from $635.2 million for the year ended December 31, 2022 to $607.3 million for the year ended December 31, 2023. In 2023, we achieved net income of $465.4 million, or $16.21 per diluted share, compared to net income of $490.7 million, or $17.24 per diluted share in 2022. Our effective tax rate was 23.4% in 2023 compared to 22.8% in 2022.

In 2023, we recorded total revenue of $4.03 billion, of which $3.91 billion was from homes delivered, $25.3 million was from land sales, and $93.8 million was from our financial services operations. Revenue from homes delivered decreased 2% from 2022 driven primarily by a 3% decrease in the number of homes delivered in 2023 (254 units), offset partially by a 1% increase in the average sales price of homes delivered ($4,000 per home delivered). Revenue from land sales decreased $9.5 million from 2022 due primarily to fewer land sales in the current year compared to the prior year. Revenue from our financial services segment increased 9% to $93.8 million in 2023 as a result of an increase in loans closed and sold during the year, in addition to higher margins on loans sold during the period compared to the prior year.

Total gross margin (total revenue less total land and housing costs) decreased $24.9 million in 2023 compared to 2022 as a result of a $32.5 million decline in the gross margin of our homebuilding operations (the sum of housing gross margin and land gross margin), offset partially by a $7.6 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) declined $24.2 million, due to the 3% decrease in the number of homes delivered, offset partially by the 1% increase in the average sales price of homes delivered ($4,000 per home delivered) compared to prior year. Our housing gross margin percentage declined 10 basis points from 23.6% in the prior year to 23.5% in 2023. Our gross margin on land sales (land gross margin) declined $8.4 million in 2023 compared to 2022 as a result of fewer land sales and the mix of lots sold in the current year compared to the prior year. The gross margin of our financial services operations, however, improved by $7.6 million in 2023 compared to 2022 as a result of an increase in the number of loan originations, higher margins on loans sold, and an increase in the average loan amount during 2023 compared to prior year.
We opened 76 new communities during 2023, our second highest number in Company history. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. The mix of communities delivering homes may cause fluctuations in our new contracts and housing gross margin from year to year.
For 2023, selling, general and administrative expense increased $25.3 million, and increased as a percentage of revenue to 10.7% in 2023 from 9.8% in 2022. Selling expense increased $17.3 million from 2022 and increased as a percentage of revenue to 5.2% in 2023 from 4.6% in 2022. Variable selling expense for sales commissions contributed $13.3 million to the increase due to the increase in the average sales price of homes delivered as well as higher external sales commission rates paid during the period compared to prior year. Non-variable selling expense increased $4.0 million primarily related to increased costs associated with our sales offices and models due to our increased community count. General and administrative expense increased $8.0 million compared to 2022 and also increased as a percentage of revenue from 5.2% in 2022 to 5.5% in 2023. The dollar increase in general and administrative expense was primarily due to an $8.9 million increase in compensation-related expenses and a $1.1 million increase in land-related costs, offset partially by a $2.0 million decrease in miscellaneous expenses.

Outlook
Housing market conditions stabilized during 2023 compared to the second half of 2022 with interest rates leveling off late in 2023. Future homebuyer demand remains subject to uncertainty due to various macroeconomic conditions, including labor and material costs and availability, interest rates, inflation, and the economic concerns of our potential homebuyers. The extent to which these factors will impact our business is unpredictable. However, we believe that we are well positioned to manage through these economic conditions with our affordable product offerings, land position and planned new community openings. We remain sensitive to potential changes in market conditions, and continue to focus on controlling overhead leverage, carefully managing our investment in land and land development spending and selectively offering incentives for closing cost assistance or mortgage rate buydowns. Our strong balance sheet and liquidity position should also provide us with flexibility through changing economic conditions. However, we cannot provide any assurances that the strategic business objectives listed below will remain successful, and we may need to adjust elements of our strategy to effectively address evolving market conditions.

We believe that the homebuilding industry will continue to benefit over the long term from a continued undersupply of available homes, positive consumer demographics, and increasing rent prices.

We expect to continue to emphasize the following strategic business objectives in 2024:
•managing our land spend and inventory levels;
•improving our construction cycle times;
•opening new communities;
•managing overhead spend;
•maintaining a strong balance sheet and liquidity levels; and
•emphasizing customer service, product quality and design, and premier locations.

During 2023, we invested $343.5 million in land acquisitions and $512.1 million in land development. We invested more in land development than in land acquisitions in order to finish lots needed to start homes and allow us to open new communities. We continue to closely review all of our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land and investment spend accordingly.

We ended 2023 with approximately 45,700 lots under control, which represents a 5.6 year supply of lots based on 2023 homes delivered, including certain lots that we anticipate selling to third parties. This represents a 9% increase from our approximately 42,100 lots under control at the end of 2022.

We opened 76 communities and closed 59 communities in 2023, ending the year with a total of 213 communities, compared to 196 at the end of 2022. Although the timing of opening new communities and closing out existing communities is subject to substantial variation, we expect to grow our average community count by approximately 10% by the end of 2024.

We believe that we are well positioned with a strong balance sheet to manage through the current economic environment. However, the challenging macroeconomic conditions described above could materially and negatively affect our performance in 2024, particularly when compared to our performance over the past few years. As a result, our past performance may not be indicative of future results.

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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); interest (income) expense; and depreciation and amortization for the years ended December 31, 2023, 2022 and 2021:

	Year Ended
(In thousands)	2023	2022	2021
Revenue:
Northern homebuilding	$1,523,943	$1,714,236	$1,595,746
Southern homebuilding	2,415,730	2,330,962	2,048,113
Financial services (a)	93,829	86,195	102,028
Total revenue	$4,033,502	$4,131,393	$3,745,887

Gross margin:
Northern homebuilding	$294,994	$334,300	$331,521
Southern homebuilding	630,106	623,347	475,366
Financial services (a)	93,829	86,195	102,028
Total gross margin	$1,018,929	$1,043,842	$908,915

Selling, general and administrative expense:
Northern homebuilding	$118,674	$116,801	$119,563
Southern homebuilding	189,938	171,473	162,705
Financial services (a)	45,115	41,813	39,737
Corporate	77,980	76,304	68,614
Total selling, general and administrative expense	$431,707	$406,391	$390,619

Operating income (loss):
Northern homebuilding	$176,320	$217,499	$211,958
Southern homebuilding	440,168	451,874	312,661
Financial services (a)	48,714	44,382	62,291
Less: Corporate selling, general and administrative expense	(77,980)	(76,304)	(68,614)
Total operating income	$587,222	$637,451	$518,296

Interest (income) expense - net:
Northern homebuilding	$(186)	$(469)	$76
Southern homebuilding	(1,703)	(1,447)	(464)
Financial services (a)	10,360	5,122	3,912
Corporate	(28,493)	(956)	(1,368)
Total interest (income) expense - net	$(20,022)	$2,250	$2,156

Other income (b)	$(33)	$(6)	$(2,046)
Loss on early extinguishment of debt (c)	—	—	9,072

Income before income taxes	$607,277	$635,207	$509,114

Depreciation and amortization:
Northern homebuilding	$3,673	$3,308	$3,407
Southern homebuilding	2,965	2,790	3,644
Financial services	810	2,178	2,227
Corporate	8,343	8,898	7,637
Total depreciation and amortization	$15,791	$17,174	$16,915
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.
(b)Other income is comprised of the gain on the sale of a non-operating asset during the fourth quarter of 2021 as well as equity in (income) loss from joint venture arrangements.
(c)Loss on early extinguishment of debt relates to the early redemption of our 5.625% senior notes due 2025 (the “2025 Senior Notes”) during the third quarter of 2021, consisting of a $7.1 million prepayment premium due to early redemption and $2.0 million for the write-off of unamortized debt issuance costs.

The following tables show total assets by segment at December 31, 2023, 2022 and 2021:

	At December 31, 2023
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,990	$42,618		$—	$51,608
Inventory (a)	1,016,982	1,728,561		—	2,745,543
Investments in joint venture arrangements	—	44,011		—	44,011
Other assets	37,171	104,306	(b)	1,039,801	1,181,278
Total assets	$1,063,143	$1,919,496		$1,039,801	$4,022,440

	At December 31, 2022
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,138	$47,601		$—	$55,739
Inventory (a)	1,100,472	1,672,391		—	2,772,863
Investments in joint venture arrangements	—	51,554		—	51,554
Other assets	38,265	103,182	(b)	693,320	834,767
Total assets	$1,146,875	$1,874,728		$693,320	$3,714,923

	At December 31, 2021
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,123	$48,795		$—	$52,918
Inventory (a)	987,258	1,412,258		—	2,399,516
Investments in unconsolidated joint ventures	—	57,121		—	57,121
Other assets	37,527	63,844	(b)	628,927	730,298
Total assets	$1,028,908	$1,582,018		$628,927	$3,239,853
(a)Inventory includes: single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Northern Region
Homes delivered	3,169	3,581	3,592
New contracts, net	3,361	2,747	3,667
Backlog at end of period	1,248	1,056	1,890
Average sales price of homes delivered	$479	$478	$443
Average sales price of homes in backlog	$531	$523	$484
Aggregate sales value of homes in backlog	$663,180	$552,451	$914,130
Housing revenue	$1,519,488	$1,711,627	$1,591,125
Land sale revenue	$4,455	$2,609	$4,621
Operating income homes (a)	$176,074	$217,309	$210,841
Operating income land	$246	$190	$1,117
Number of average active communities	101	92	86
Number of active communities, end of period	102	98	90
Southern Region
Homes delivered	4,943	4,785	5,046
New contracts, net	4,616	3,921	5,417
Backlog at end of period	1,754	2,081	2,945
Average sales price of homes delivered	$485	$480	$404
Average sales price of homes in backlog	$520	$551	$493
Aggregate sales value of homes in backlog	$912,463	$1,145,719	$1,452,743
Housing revenue	$2,394,884	$2,298,800	$2,039,344
Land sale revenue	$20,846	$32,162	$8,769
Operating income homes (a)	$437,054	$440,329	$310,550
Operating income land	$3,114	$11,545	$2,111
Number of average active communities	101	86	96
Number of active communities, end of period	111	98	85
Total Homebuilding Regions
Homes delivered	8,112	8,366	8,638
New contracts, net	7,977	6,668	9,084
Backlog at end of period	3,002	3,137	4,835
Average sales price of homes delivered	$483	$479	$420
Average sales price of homes in backlog	$525	$541	$490
Aggregate sales value of homes in backlog	$1,575,643	$1,698,170	$2,366,873
Housing revenue	$3,914,372	$4,010,427	$3,630,469
Land sale revenue	$25,301	$34,771	$13,390
Operating income homes (a)	$613,128	$657,638	$521,391
Operating income land	$3,360	$11,735	$3,228
Number of average active communities	202	179	183
Number of active communities, end of period	213	196	175
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Financial Services
Number of loans originated	5,395	5,374	6,525
Value of loans originated	$2,118,884	$2,069,615	$2,239,928

Revenue	$93,829	$86,195	$102,028
Less: Selling, general and administrative expenses	45,115	41,813	39,737
Less: Interest expense	10,360	5,122	3,912
Income before income taxes	$38,354	$39,260	$58,379

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Northern	10.5%	11.7%	7.4%
Southern	12.1%	16.1%	8.1%
Total cancellation rate	11.4%	14.3%	7.8%

Year Over Year Comparisons
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Northern Region. During the twelve months ended December 31, 2023, homebuilding revenue in our Northern region decreased $190.3 million, from $1.71 billion in 2022 to $1.52 billion in 2023. This 11% decrease in homebuilding revenue was the result of a 12% decrease in the number of homes delivered (412 units), primarily attributable to the lower backlog at the beginning of 2023 caused by the slowdown in demand that began in the latter half of 2022 in connection with the higher interest rate environment, offset partially by a $1.8 million increase in land sale revenue and a slight increase in the average sales price of homes delivered ($1,000 per home delivered). Operating income in our Northern region decreased $41.2 million, from $217.5 million in 2022 to $176.3 million in 2023. The decrease in operating income was primarily the result of a $39.3 million decrease in our gross margin in addition to a $1.9 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin declined $39.4 million, and our housing gross margin percentage declined 10 basis points from 19.5% in 2022 to 19.4% in 2023. The decline in our housing gross margin was primarily due to the mix of homes being delivered, the decrease in the number of homes delivered, and increased costs related to incentives offered, including mortgage interest rate buydowns and closing cost assistance. Our land sale gross margin improved $0.1 million as a result of more land sales in 2023 as well as due to the mix of lots sold in the current year compared to the prior year.
Selling, general and administrative expense increased $1.9 million from $116.8 million in 2022 to $118.7 million in 2023 and increased as a percentage of revenue to 7.8% in 2023 from 6.8% in 2022. The increase in selling, general and administrative expense was attributable to a $1.7 million increase in selling expense, due to a $1.2 million increase in variable selling expenses resulting from an increase in realtor commissions and a $0.5 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models. The increase in selling, general and administrative expense was also attributable to a $0.2 million increase in general and administrative expense, which was primarily related to an increase in land-related expenses.
During 2023, we experienced a 22% increase in new contracts in our Northern region, from 2,747 in 2022 to 3,361 in 2023. Backlog increased 18% from 1,056 homes at December 31, 2022 to 1,248 homes at December 31, 2023. The increases in new contracts and backlog were primarily due to increased demand as a result of the increase in our average number of communities to 101 communities compared to 92 communities in the prior year and improved absorption rate. Average sales price in backlog increased to $531,000 at December 31, 2023 compared to $523,000 at December 31, 2022 primarily due to the mix of homes being sold. During the twelve months ended December 31, 2023, we opened 33 new communities in our Northern region compared to 34 during 2022. Our monthly absorption rate in our Northern region improved to 2.8 per community in 2023 compared to 2.5 per community in 2022 as a result of the increase in the number of new contracts during the period compared to prior year, offset, in part, by a smaller increase in the number of average active communities.

Southern Region. For the twelve months ended December 31, 2023, homebuilding revenue in our Southern region increased $84.8 million, from $2.33 billion in 2022 to $2.42 billion in 2023. This 4% increase in homebuilding revenue was primarily the result of a 3% increase in the number of homes delivered (158 units) due to increased availability of inventory homes, improved construction cycle times on our backlog homes and a 1% increase in the average sales price of homes delivered ($5,000 per home delivered) primarily due to the mix of homes delivered, partially offset by an $11.3 million decrease in land sale revenue. Operating income in our Southern region decreased $11.7 million from $451.9 million in 2022 to $440.2 million in 2023. This decrease in operating income was the result of an $18.4 million increase in selling, general, and administrative expense, offset, in part, by a $6.7 million improvement in our gross margin. With respect to our homebuilding gross margin, our housing gross margin improved $15.2 million, due primarily to the increase in the average sales price of homes delivered and the increase in the number of homes delivered during the period, offset partially by increased construction and lot costs. Our housing gross margin percentage declined 40 basis points, however, from 26.6% in 2022 to 26.2% in 2023 primarily due to increased costs related to incentives offered, including mortgage interest rate buydowns and closing cost assistance, offset partially by the increase in average sales price of homes delivered compared to prior year. Our land sale gross margin declined $8.4 million as a result of fewer land sales in 2023 compared to 2022 as well as due to the mix of lots sold in the current year compared to the prior year.
Selling, general and administrative expense increased $18.4 million from $171.5 million in 2022 to $189.9 million in 2023 and increased as a percentage of revenue to 7.9% in 2023 from 7.4% in 2022. The increase in selling, general and administrative expense was attributable to a $3.3 million increase in general and administrative expense, which was primarily related to a $4.2 million increase in compensation related expenses as a result of an increase in incentive compensation due to our strong financial performance during the period and a $0.4 million increase in land-related expenses, partially offset by a $1.3 million decrease in miscellaneous expenses. Selling expense increased $15.2 million due to a $12.1 million increase in variable selling expenses resulting from increases in realtor commissions and a $3.1 million increase in non-variable selling expenses primarily attributable to costs related to our sales offices and models due to our increased community count.
During 2023, we experienced an 18% increase in new contracts in our Southern region, from 3,921 in 2022 to 4,616 in 2023, which was primarily due to an increase in our average number of communities to 101 communities compared to 86 communities in the prior year. Backlog decreased 16% from 2,081 homes at December 31, 2022 to 1,754 homes at December 31, 2023. The decrease in backlog was primarily due to improved construction cycle times allowing us to deliver homes in backlog at a faster rate compared to last year. Average sales price in backlog decreased to $520,000 at December 31, 2023 from $551,000 at December 31, 2022 primarily due to the mix of homes delivered. During 2023, we opened 43 communities in our Southern region compared to 67 in 2022. The decline in the number of new communities opened primarily related to our decision to delay land purchases that were scheduled to occur in late 2022 and early 2023 due to the declining market demand for new homes that began in the second half of 2022 along with extended timelines related to utility availability, which pushed community openings into 2024. Our monthly absorption rate in our Southern region remained flat at 3.8 per community in both 2023 and 2022.
Financial Services. Revenue from our mortgage and title operations increased $7.6 million, or 9%, from a $86.2 million for the twelve months ended December 31, 2022 to $93.8 million for the twelve months ended December 31, 2023 as a result of an increase in the number of loan originations, from 5,374 in 2022 to 5,395 in 2023 and an increase in the average loan amount from $385,000 in 2022 to $393,000 in 2023.
Our financial service operations ended 2023 with a $4.3 million increase in operating income compared to 2022, which was primarily due to the increase in revenue discussed above, partially offset by a $3.3 million increase in selling, general and administrative expense compared to 2022. The increase in selling, general and administrative expense was attributable to a $1.1 million increase in compensation expense related to our improved results during the period, a $0.6 million increase in indemnifications, a $0.9 million increase in appraisal costs, and a $0.7 million increase in miscellaneous expenses.
At December 31, 2023, M/I Financial provided financing services in all of our markets. Approximately 83% of our homes delivered during 2023 were financed through M/I Financial, compared to 78% during 2022. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expense increased $1.7 million, from $76.3 million in 2022 to $78.0 million in 2023. The increase was primarily due to a $4.2 million increase in compensation expense primarily due to our strong financial performance during the period, partially offset by a $0.8 million decrease related to costs associated with new information systems and a $1.7 million decrease in miscellaneous expenses.
Other income. Other income for 2023 and 2022 includes equity in income from joint venture arrangements. Equity in income from joint venture arrangements represents our portion of pre-tax earnings from our joint venture arrangements where a special purpose entity is established (“LLCs”) with the other partners. The Company earned less than $0.1 million of equity in income from its LLCs during both 2023 and 2022.
Interest (Income) Expense - net. The Company earned $20.0 million of interest income - net in the twelve months ended December 31, 2023 compared to incurring $2.3 million of interest expense - net in the twelve months ended December 31, 2022. This was primarily due to a higher average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 23.4% for the year ended December 31, 2023 and 22.8% for the year ended December 31, 2022. The increase in the effective rate for the twelve months ended December 31, 2023 was primarily attributable to decreased tax benefits from energy tax credits offset by increased tax benefits from equity compensation (see Note 14 to our Consolidated Financial Statements for more information).
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
For a comparison of our results of operations for the fiscal years ended December 31, 2022 and December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 17, 2023.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity
At December 31, 2023, we had $732.8 million of cash, cash equivalents and restricted cash, with $732.6 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $422.0 million increase in unrestricted cash and cash equivalents from December 31, 2022. The increase in cash is primarily due to 2023 net income, home deliveries, fewer homes under construction compared to prior year, and the timing of land spend compared to prior year. Our principal uses of cash during 2023 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, and debt service requirements, including the repayment of amounts outstanding under our credit facilities, and the repurchase of $65.3 million of our outstanding common shares under our 2021 Share Repurchase Program (as defined below) during 2023. In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans, the sale of mortgage servicing rights, excess cash balances, borrowings under our credit facilities, and other sources of liquidity.

The Company is a party to two primary credit agreements: (1) a $650 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly-owned homebuilding subsidiaries and (2) a $300 million (subject to increases and decreases during certain periods) mortgage repurchase agreement, dated October 24, 2023, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”).

As of December 31, 2023, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities in an aggregate principal amount of $866 million, with $166 million payable within 12 months. Future interest payments associated with these notes payable totaled $166 million as of December 31, 2023, with $32 million payable within 12 months.

As of December 31, 2023, there were no borrowings outstanding and $70.7 million of letters of credit outstanding under our Credit Facility, leaving $579.3 million available. We expect to continue managing our balance sheet and liquidity carefully in 2024 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in 2024 from cash receipts, excess cash balances and availability under our credit facilities.
During the year ended December 31, 2023, we delivered 8,112 homes, started 7,956 homes, ended the year with 4,375 homes under construction compared to 4,522 at the end of last year, and spent $343.5 million on land purchases and $512.1 million on land development.
We are actively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of December 31, 2023, we had a total of 21,286 lots under contract, with an aggregate purchase price of approximately $1.1 billion, to be acquired from 2024 through 2030.

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

Operating Cash Flow Activities. During 2023, we generated $552.1 million of cash in operating activities, compared to generating $184.1 million of cash from operating activities in 2022. The cash generated by operating activities in 2023 was primarily a result of net income of $465.4 million, proceeds from the sale of mortgage loans that exceeded mortgage loan originations by $72.9 million and a $46.7 million decrease in inventory, offset partially by a $35.2 million decrease in other liabilities and $31.9 million decrease in accounts payable and customer deposits. The cash generated by operating activities in 2022 was primarily a result of net income of $490.7 million, proceeds from the sale of mortgage loans that exceeded mortgage loan originations by $33.5 million and a $34.3 million increase in other liabilities, offset partially by a $348.7 million increase in inventory and $30.7 million decrease in accounts payable and customer deposits.

Investing Cash Flow Activities. During 2023, we used $18.6 million of cash in investing activities, compared to using $27.4 million of cash in investing activities during 2022. This $8.7 million decrease in cash usage was primarily due to $10.7 million of proceeds from the sale of a portion of our mortgage servicing rights (which occurred during the second quarter of 2023), offset, in part, by a $3.4 million decrease in cash contributions to our joint venture arrangements compared to prior year. The cash used in investing activities during 2022 was primarily a result of an increase in our investment in joint venture arrangements.

Financing Cash Flow Activities. During 2023, we used $112.2 million of cash in financing activities, compared to using $81.5 million of cash in financing activities during 2022. The cash used in financing activities in 2023 was primarily due to repayments of $79.9 million (net of proceeds from borrowings) under our three then-outstanding M/I Financial credit facilities and the repurchase of $65.3 million of our outstanding common shares during 2023, offset, in part, by $33.8 million in proceeds from the exercise of stock options during 2023.

On July 28, 2021, the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company may purchase up to $100 million of its outstanding common shares (the “2021 Share Repurchase Program”). On February 17, 2022, the Company announced that its Board of Directors approved a $100 million increase to its 2021 Share Repurchase Program. On November 15, 2023, the Company announced that its Board of Directors approved an additional increase of $100 million, for a total of $300 million authorized for repurchases under the 2021 Share Repurchase Program. During 2023, the Company repurchased 0.7 million outstanding common shares for an aggregate purchase price of $65.3 million under the 2021 Share Repurchase Program which was funded with cash on hand. As of December 31, 2023, the Company is authorized to repurchase an additional $127.8 million of outstanding common shares under the 2021 Share Repurchase Program (see Note 16 to our Consolidated Financial Statements).

Based on current market conditions, expected capital needs and availability, and the current market price of the Company’s common shares, we expect to continue repurchasing shares during 2024. The timing and amount of any future purchases under the 2021 Share Repurchase Program will be based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements.

At December 31, 2023 and December 31, 2022, our ratio of homebuilding debt to capital was 22% and 25%, respectively, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes and our 2028 Senior Notes) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
Included in the table below is a summary of our available sources of cash from the Credit Facility and the MIF Mortgage Repurchase Facility as of December 31, 2023:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$579,313
Notes payable – financial services (b)	(b)	$165,844	$58
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $2.0 billion of availability for additional senior debt at December 31, 2023. As a result, the full $650 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $70.7 million of letters of credit outstanding at December 31, 2023, leaving $579.3 million available. The Credit Facility has an expiration date of December 9, 2026.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Repurchase Facility, which may be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of M/I Financial's repurchase agreement as of December 31, 2023, which was $300 million, which included a temporary increase applicable through February 9, 2024 (as described below) at which time the maximum aggregate commitment amount under the agreement reverts to $240 million through September 17, 2024. The MIF Mortgage Repurchase Facility has an expiration date of October 22, 2024.
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
Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $250 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $1.5 billion at December 31, 2023 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).
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
As of December 31, 2023, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of December 31, 2023:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$1,534.4	$2,435.5
Leverage Ratio	≤	0.60	0.01
Interest Coverage Ratio	≥	1.5 to 1.0	19.9 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$730.6	$6.0
Unsold Housing Units and Model Homes	≤	2,881	1,477

Notes Payable - Financial Services.
MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement was used to finance eligible residential mortgage loans originated by M/I Financial. On December 6, 2023, the Company terminated the MIF Mortgage Warehousing Agreement, which at the time had a borrowing availability of $120 million.
MIF Mortgage Repurchase Facilities. M/I Financial allowed the previous MIF Mortgage Repurchase Facility, dated October 30, 2017, as amended, to expire on its scheduled expiration date of October 23, 2023 and did not renew the facility.
M/I Financial entered into a new mortgage repurchase agreement on October 24, 2023 (the “MIF Mortgage Repurchase Facility”), which provides for a maximum borrowing availability of $300 million (subject to increases and decreases during certain periods) and expires on October 22, 2024. The borrowing availability under the MIF Mortgage Repurchase Facility is $300 million from November 11, 2023 through February 9, 2024, will decrease to $240 million from February 10, 2024 through September 17, 2024 and will increase to $270 million from September 18, 2024 until maturity.

The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate based on Daily Adjusting One-Month Term SOFR plus a margin as defined in the repurchase agreement. The MIF Mortgage Repurchase Facility also contains certain financial covenants each of which is defined in the repurchase agreement. There are no guarantors of the MIF Mortgage Repurchase Facility.

As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Repurchase Facility was set at approximately one year and is under consideration for extension annually by the participating lenders. We expect to extend the MIF Mortgage Repurchase Facility on or prior to the current expiration date of October 22, 2024, but we cannot provide any assurance that we will be able to obtain such an extension.

As of December 31, 2023, there was $165.8 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Repurchase Facility, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of December 31, 2023:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	12.0 to 1.0	4.73 to 1.0
Liquidity	≥	$10.0	$34.2
Adjusted Net Income	>	$0.0	$20.0
Tangible Net Worth	≥	$25.0	$39.9
Senior Notes.
3.95% Senior Notes. On August 23, 2021, the Company issued $300.0 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of December 31, 2023, the Company was in compliance with all terms, conditions, and covenants under the indenture.

4.95% Senior Notes. On January 22, 2020, the Company issued $400.0 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of December 31, 2023, the Company was in compliance with all terms, conditions, and covenants under the indenture.

See Note 11 to our Consolidated Financial Statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.
Supplemental Financial Information.

As of December 31, 2023, M/I Homes, Inc. had $300.0 million aggregate principal amount of its 2030 Senior Notes and $400.0 million aggregate principal amount of its 2028 Senior Notes outstanding.

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

Summarized Balance Sheet Data

(In thousands)	December 31, 2023
Assets:
Cash	$695,810
Investment in joint venture arrangements	$38,373
Amounts due from Non-Guarantor Subsidiaries	$6,949
Total assets	$3,769,713

Liabilities and Shareholders’ Equity:
Total liabilities	$1,306,433
Shareholders’ equity	$2,463,280

Summarized Statement of Income Data

Year Ended
(In thousands)	December 31, 2023
Revenues	$3,939,673
Land and housing costs	$3,014,573
Selling, general and administrative expense	$385,394
Income before income taxes	$570,088
Net income	$434,801

Weighted Average Borrowings. In 2023 and 2022, our weighted average borrowings outstanding were $749.7 million and $811.0 million, respectively, with a weighted average interest rate of 5.33% and 4.96%, respectively. The decrease in our weighted average borrowings related to decreased borrowings under our then-outstanding M/I Financial credit facilities during 2023 compared to 2022. The increase in our weighted average borrowing rate was due to higher interest rates on our credit facilities in 2023 compared to the prior year.
At both December 31, 2023 and December 31, 2022, we had no borrowings outstanding under the Credit Facility. During the twelve months ended December 31, 2023, the average daily amount outstanding and the maximum amount outstanding under the Credit Facility were both zero, and during the twelve months ended December 31, 2022, the average daily amount outstanding under the Credit Facility was $9.0 million and the maximum amount outstanding under the Credit Facility was $82.5 million which occurred during September. Based on our currently anticipated spending on home construction, overhead expenses, share repurchases and land acquisition and development in 2024, offset by expected cash receipts from home deliveries and other sources, we do not expect to incur borrowings under the Credit Facility during 2024. To the extent we elect to borrow under the Credit Facility during 2024, the actual amount borrowed and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2021 Share Repurchase Program and any other extraordinary events or transactions.  The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $70.7 million of letters of credit issued and outstanding under the Credit Facility at December 31, 2023. During 2023, the average daily amount of letters of credit outstanding under the Credit Facility was $79.5 million and the maximum amount of letters of credit outstanding under the Credit Facility was $94.9 million.
At December 31, 2023, M/I Financial had $165.8 million outstanding under the MIF Mortgage Repurchase Facility.  During 2023, the average daily amount outstanding under our then-outstanding MIF credit facilities was $49.7 million and the maximum amount outstanding was $245.7 million, which occurred during January.
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
The annual rate of inflation in the United States was 3.4% in December 2023, as measured by the Consumer Price Index, down from 6.5% in December 2022 and from 9.1% in June 2022 (which was the highest inflation rate experienced in 40 years). As the rate of inflation declined during 2023, our costs began to stabilize, as evidenced by our flat gross margin from year to year. However, continued increases in inflation rates could impact our costs, potentially reduce our gross margins, reduce the purchasing power of potential homebuyers, and negatively impact their ability and desire to buy a home.
Interest rates began to rise in the second half of 2023 from 6.5% at the end of 2022 to over 8% by the end of October 2023 (the highest rates since 2001). Rates declined slightly by the end of 2023 to approximately 7%. Despite these recent rate fluctuations, the interest rate environment has become less volatile than during the second half of 2022. The higher mortgage interest rates are making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them.  Rising interest rates, as well as increased materials and labor costs, can also reduce gross margins.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility and the MIF Mortgage Repurchase Facility which permitted borrowings of up to $950.0 million at December 31, 2023, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.
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
The table below shows the notional amounts of our financial instruments at December 31, 2023 and 2022:

	December 31,
Description of Financial Instrument (in thousands)	2023	2022
Uncommitted IRLCs	$174,274	$262,529
FMBSs related to uncommitted IRLCs	174,000	341,088
Whole loan contracts and related mortgage loans held for sale	10,398	16,507
FMBSs related to mortgage loans held for sale	152,000	232,518
Mortgage loans held for sale covered by FMBSs	160,547	233,378

The table below shows the measurement of assets and liabilities at December 31, 2023 and 2022:

	December 31,
Description of Financial Instrument (in thousands)	2023	2022
Mortgage loans held for sale	$176,329	$242,539
Forward sales of mortgage-backed securities	(7,220)	(3,005)
Interest rate lock commitments	3,617	787
Whole loan contracts	(335)	(377)
Total	$172,391	$239,944

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
Description (in thousands)	2023	2022	2021
Mortgage loans held for sale	$6,739	$407	$(2,586)
Forward sales of mortgage-backed securities	(4,215)	(7,482)	6,117
Interest rate lock commitments	2,829	1,282	(2,143)
Whole loan contracts	43	(323)	353
Total gain (loss) recognized	$5,396	$(6,116)	$1,741

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2023. Because the MIF Mortgage Repurchase Facility is effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, its outstanding balance is included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at December 31, 2023. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total	12/31/2023
ASSETS:
Mortgage loans held for sale:
Fixed rate	$178,862	—	—	—	—	—	$178,862	$176,329
Weighted average interest rate	6.78%	—	—	—	—	—	6.78%

LIABILITIES:
Long-term debt — fixed rate	—	—	—	—	$400,000	$300,000	$700,000	$650,875
Weighted average interest rate	—	—	—	—	2.83%	1.69%	4.52%
Short-term debt — variable rate	$165,844	—	—	—	—	—	$165,844	$165,844
Weighted average interest rate	7.20%	—	—	—	—	—	7.20%

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of M/I Homes, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 16, 2024

We have served as the Company’s auditor since 1976.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share amounts)	2023	2022	2021

Revenue	$4,033,502	$4,131,393	$3,745,887
Costs and expenses:
Land and housing	$3,014,573	$3,087,551	$2,836,972
General and administrative	222,765	214,811	192,009
Selling	208,942	191,580	198,610
Other income	(33)	(6)	(2,046)
Interest (income) expense - net	(20,022)	2,250	2,156
Loss on early extinguishment of debt	—	—	9,072
Total costs and expenses	$3,426,225	$3,496,186	$3,236,773

Income before income taxes	607,277	635,207	509,114

Provision for income taxes	141,912	144,545	112,246

Net income	$465,365	$490,662	$396,868

Earnings per common share:
Basic	$16.76	$17.60	$13.64
Diluted	$16.21	$17.24	$13.28

Weighted average shares outstanding:
Basic	27,769	27,876	29,092
Diluted	28,716	28,463	29,880

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2023	2022

ASSETS:
Cash, cash equivalents and restricted cash	$732,804	$311,542
Mortgage loans held for sale	176,329	242,539
Inventory	2,797,151	2,828,602
Property and equipment - net	34,918	37,446
Investment in joint venture arrangements	44,011	51,554
Operating lease right-of-use assets	56,364	60,416
Deferred income tax asset	16,094	18,019
Goodwill	16,400	16,400
Other assets	148,369	148,405
TOTAL ASSETS	$4,022,440	$3,714,923

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$204,678	$228,597
Customer deposits	85,128	93,118
Operating lease liabilities	57,566	61,310
Other liabilities	252,303	276,217
Community development district obligations	19,339	29,701
Obligation for consolidated inventory not owned	26,899	17,048
Notes payable bank - financial services operations	165,844	245,741
Senior notes due 2028 - net	396,879	396,105
Senior notes due 2030 - net	296,865	296,361
TOTAL LIABILITIES	$1,505,501	$1,644,198

Commitments and contingencies (Note 8)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both December 31, 2023 and 2022; issued 30,137,141 shares at both December 31, 2023 and 2022	$301	$301
Additional paid-in capital	349,907	352,639
Retained earnings	2,301,348	1,835,983
Treasury shares - at cost - 2,375,842 and 2,697,058 shares at December 31, 2023 and 2022, respectively	(134,617)	(118,198)
TOTAL SHAREHOLDERS’ EQUITY	$2,516,939	$2,070,725
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,022,440	$3,714,923
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2020	28,813,849	$301	$339,001	$948,453	$(29,057)	$1,258,698
Net income	—	—	—	396,868	—	396,868
Repurchase of common shares	(842,500)	—	—	—	(51,520)	(51,520)
Stock options exercised	452,100	—	1,227	—	10,014	11,241
Stock-based compensation expense	—	—	8,559	—	—	8,559
Deferral of executive and director compensation	—	—	338	—	—	338
Executive and director deferred compensation distributions	76,181	—	(1,673)	—	1,673	—
Balance at December 31, 2021	28,499,630	$301	$347,452	$1,345,321	$(68,890)	$1,624,184
Net income	—	—	—	490,662	—	490,662
Repurchase of common shares	(1,200,000)	—	—	—	(55,334)	(55,334)
Stock options exercised	49,900	—	(810)	—	2,176	1,366
Stock-based compensation expense	—	—	8,787	—	—	8,787
Deferral of executive and director compensation	—	—	1,060	—	—	1,060
Executive and director deferred compensation distributions	90,553	—	(3,850)	—	3,850	—
Balance at December 31, 2022	27,440,083	$301	$352,639	$1,835,983	$(118,198)	$2,070,725
Net income	—	—	—	465,365	—	465,365
Repurchase of common shares	(726,000)		—	—	(65,344)	(65,344)
Stock options exercised	944,135	—	(10,500)	—	44,295	33,795
Stock-based compensation expense	—	—	11,370	—	—	11,370
Deferral of executive and director compensation	—	—	1,028	—	—	1,028
Executive and director deferred compensation distributions	103,081	—	(4,630)	—	4,630	—
Balance at December 31, 2023	27,761,299	$301	$349,907	$2,301,348	$(134,617)	$2,516,939

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$465,365	$490,662	$396,868
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of inventory and investment in joint venture arrangements	10,608	18,352	—
Equity in income from joint venture arrangements	(33)	(6)	(103)
Mortgage loan originations	(2,118,884)	(2,069,615)	(2,239,928)
Net gain from property disposals	—	—	(1,943)
Proceeds from the sale of mortgage loans	2,191,832	2,103,139	2,195,980
Fair value adjustment of mortgage loans held for sale	(6,738)	(408)	2,586
Capitalization of originated mortgage servicing rights	(6,182)	(8,872)	(16,213)
Amortization of mortgage servicing rights	1,578	1,624	1,640
(Gain) loss on sale of mortgage servicing rights	(936)	318	(1,135)
Depreciation	12,916	12,982	12,691
Amortization of debt issue costs	2,875	2,568	2,584
Loss on early extinguishment of debt	—	—	2,040
Stock-based compensation expense	11,370	8,787	8,559
Deferred income tax expense (benefit)	2,705	(7,767)	(4,068)
Change in assets and liabilities:
Inventory	46,728	(348,650)	(508,189)
Other assets	3,426	(31,476)	2,329
Accounts payable	(23,919)	(15,908)	58,836
Customer deposits	(7,990)	(14,746)	35,229
Accrued compensation	2,644	8,745	7,732
Other liabilities	(35,234)	34,342	27,682
Net cash provided by (used in) operating activities	552,131	184,071	(16,823)

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,769)	(9,333)	(25,301)
Return of capital from joint venture arrangements	—	1,892	1,213
Investment in and advances to joint venture arrangements	(23,560)	(20,139)	(51,622)
Proceeds from sale of mortgage servicing rights	10,697	200	15,417
Proceeds from sale of property	—	—	8,571
Net cash used in investing activities	(18,632)	(27,380)	(51,722)

FINANCING ACTIVITIES:
Repayment of senior notes	—	—	(250,000)
Proceeds from issuance of senior notes	—	—	300,000
Proceeds from bank borrowings - homebuilding operations	—	362,000	—
Repayments of bank borrowings - homebuilding operations	—	(362,000)	—
(Net repayments of) net proceeds from bank borrowings - financial services operations	(79,897)	(20,419)	40,526
(Principal repayments of) proceeds from notes payable-other and community development district bond obligations	—	(4,549)	478
Repurchase of common shares	(65,344)	(55,334)	(51,520)
Debt issue costs	(791)	(2,581)	(6,622)
Proceeds from exercise of stock options	33,795	1,366	11,241
Net cash (used in) provided by financing activities	(112,237)	(81,517)	44,103
Net increase (decrease) in cash, cash equivalents and restricted cash	421,262	75,174	(24,442)
Cash, cash equivalents and restricted cash balance at beginning of period	311,542	236,368	260,810
Cash, cash equivalents and restricted cash balance at end of period	$732,804	$311,542	$236,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$1,481	$1,886	$1,955
Income taxes	$150,668	$155,052	$109,881

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(10,362)	$9,612	$11,893
Consolidated inventory not owned	$9,851	$14,280	$(7,146)
Distribution of single-family lots from joint venture arrangements	$31,136	$23,820	$28,064
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies
Business.  M/I Homes, Inc. and its subsidiaries (the “Company,” “we,” “us” and “our”) is engaged primarily in the construction and sale of single-family residential homes in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Tampa, Orlando, Fort Myers/Naples, and Sarasota, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.  The Company designs, sells and builds single-family homes on developed lots, which it develops or purchases ready for home construction.  The Company also purchases undeveloped land to develop into developed lots for future construction of single-family homes and, on a limited basis, for sale to others.  Our homebuilding operations operate across two geographic regions in the United States.  Within these regions, our operations have similar economic characteristics and, therefore, they have been aggregated into two reportable homebuilding segments: Southern homebuilding and Northern homebuilding.
The Company conducts mortgage financing activities through its 100%-owned subsidiary, M/I Financial, LLC (“M/I Financial”), which originates mortgage loans primarily for purchasers of the Company’s homes.  The loans and the servicing rights are generally sold to outside mortgage lenders.  The Company and M/I Financial also operate 100%-owned subsidiaries that provide title services to purchasers of the Company’s homes.  Our mortgage banking and title service activities have similar economic characteristics and, therefore, they have been aggregated into one reportable segment, the financial services segment.
Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of M/I Homes, Inc. and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities in which we are deemed the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from these estimates and have a significant impact on our financial condition, results of operations and cash flows.
Reclassifications. Certain amounts in our Consolidated Financial Statements for year ended December 31, 2022 were adjusted to conform to our 2023 presentation. The Company believes these reclassifications are immaterial.

Cash, Cash Equivalents and Restricted Cash.  Cash and cash equivalents are liquid investments, such as U.S. government securities, commercial bank deposits, and money market funds, with an initial maturity of three months or less. Amounts in transit from title companies for homes delivered are included in this balance at December 31, 2023 and 2022. Restricted cash consists of cash held in escrow. Cash, Cash Equivalents and Restricted Cash includes restricted cash balances of $0.2 million and $1.0 million at December 31, 2023 and 2022, respectively.

Mortgage Loans Held for Sale.  Mortgage loans held for sale consists primarily of single-family residential loans collateralized by the underlying property.  Generally, all of the mortgage loans originated by M/I Financial and related servicing rights are sold to third-party investors shortly after origination.  Refer to the Revenue Recognition policy described below for additional discussion.
Inventory.  Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction, and common costs that benefit the entire community, less impairments, if any. Land acquisition, land development and common costs (both incurred and estimated to be incurred) are typically allocated to individual lots based on the total number of lots expected to be closed in each community or phase, or based on the relative fair value, the relative sales value or the front footage method of each lot. Any changes to the estimated total development costs of a community or phase are allocated proportionately to homes remaining in the community or phase and homes previously closed. The cost of individual lots is transferred to homes under construction when home construction begins. Home construction costs are accumulated on a specific identification basis. Costs of home deliveries include the specific construction cost of the home and the allocated lot costs. Such costs are charged to cost of sales simultaneously with revenue recognition. When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home. As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home. We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home. We monitor the accuracy of such estimates by comparing actual costs incurred in subsequent months to the estimate, although actual costs to complete a home in the future could differ from our estimates.
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
If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of both December 31, 2023 and December 31, 2022, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.
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

Property and Equipment-net. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following are the major classes of depreciable assets and their estimated useful lives:

	Year Ended December 31,
(In thousands)	2023	2022
Office furnishings, leasehold improvements, computer equipment and computer software	$39,650	$38,489
Transportation and construction equipment	20,729	20,735
Property and equipment	60,379	59,224
Accumulated depreciation	(25,461)	(21,778)
Property and equipment, net	$34,918	$37,446

Estimated Useful Lives
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-25 years
Depreciation expense was $8.2 million, $8.4 million and $7.5 million in 2023, 2022 and 2021, respectively.
Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. As a result of the Company’s acquisition of the homebuilding assets and operations of Pinnacle Homes in Detroit, Michigan on March 1, 2018, the Company recorded goodwill of $16.4 million, which is included as Goodwill in our Consolidated Balance Sheets. This amount was based on the estimated fair values of the acquired assets and assumed liabilities at the date of the acquisition in accordance with ASC 350, Intangibles, Goodwill and Other (“ASC 350”). The Company performed its annual goodwill impairment analysis during the fourth quarter of 2023, and no impairment was recorded at December 31, 2023. See Note 12 to the Company’s Consolidated Financial Statements for further discussion.
Other Assets.  Other assets at December 31, 2023 and 2022 consisted of the following:

	Year Ended December 31,
(In thousands)	2023	2022
Development reimbursement receivable from local municipalities	$66,406	$57,078
Mortgage servicing rights	10,656	15,813
Prepaid expenses	19,130	18,258
Prepaid acquisition costs	8,482	5,737
Other	43,695	51,519
Total other assets	$148,369	$148,405

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
Our warranty reserve amounts are based upon historical experience and geographic location. While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. At December 31, 2023 and 2022, warranty reserves of $32.0 million and $32.9 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets. See Note 8 to our Consolidated Financial Statements for additional information related to our warranty reserves.
Self-insurance Reserves. Self-insurance reserves are made for estimated liabilities associated with employee health care, workers’ compensation, and general liability insurance.  Our workers’ compensation claims are insured by a third party. The reserves related to employee health care and workers’ compensation are based on historical experience and open case reserves.  Our general liability claims are insured by a third party, subject to a self-insured retention (“SIR”).    The Company records a reserve for general liability claims falling below the Company’s SIR.  The reserve estimate is based on an actuarial evaluation of our past history of general liability claims, other industry specific factors and specific event analysis.  At December 31, 2023 and 2022, self-insurance reserves of $3.6 million and $3.2 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.  The Company recorded expenses totaling $11.6 million, $10.9 million and $11.4 million for all self-insured and general liability claims during the years ended December 31, 2023, 2022 and 2021, respectively.
Other Liabilities.  Other liabilities at December 31, 2023 and 2022 consisted of the following:

	Year Ended December 31,
(In thousands)	2023	2022
Accruals related to land development	$106,200	$119,965
Warranty	31,980	32,902
Payroll and other benefits	61,025	59,409
Other	53,098	63,941
Total other liabilities	$252,303	$276,217

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

Although our third-party land sale contracts may include multiple performance obligations, the revenue we expect to recognize in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. We do not disclose the value of unsatisfied performance obligations for land sale contracts with an original expected duration of one year or less.
We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans are sold and/or related servicing rights are sold to third party investors or retained and managed under a third-party sub-service arrangement. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee (note that guarantees are excluded from the scope of ASC 606). As of December 31, 2023 and 2022, we retained mortgage servicing rights of 2,656 and 3,787 loans, respectively, for a total value of $10.7 million and $15.8 million, respectively. We recognize financial services revenue associated with our title operations as homes are delivered, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is delivered. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.
The following table presents our revenues disaggregated by revenue source:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Housing	$3,914,372	$4,010,427	$3,630,469
Land sales	25,301	34,771	13,390
Financial services (a)	93,829	86,195	102,028
Total revenue	$4,033,502	$4,131,393	$3,745,887
(a)Revenues include hedging gains of $11.9 million, $49.4 million, and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Hedging gains do not represent revenues recognized from contracts with customers.
Refer to Note 15 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 97% of our total revenues for the years ended December 31, 2023, 2022 and 2021, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 15 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

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
Recently Adopted Accounting Standards. In October 2023, FASB issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative issued in August 2018 (“ASU 2023-06”). ASU 2023-06 amends GAAP to reflect updates and simplifications to certain disclosure requirements referred to the FASB by the SEC. The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into codification. Some of the amendments represent clarifications to, or technical corrections of, the current requirements. ASU 2023-06 could move certain disclosures from the nonfinancial portions of SEC filings to the financial statement notes. Each amendment in ASU 2023-06 will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. No amendments were effective at December 31, 2023. The Company is currently evaluating the impact the adoption of ASU 2023-06 may have on our consolidated financial statements and disclosures, but we do not expect the impact to be significant.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company is currently evaluating the impact the adoption of ASU 2023-07 may have on our consolidated financial statements and disclosures, but we do not expect the impact to be significant.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact the adoption of ASU 2023-09 may have on our consolidated financial statements and disclosures, but we do not expect the impact to be significant.
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
Stock Incentive Plans
The Company maintains the M/I Homes, Inc. 2018 Long-Term Incentive Plan (the “2018 LTIP”), an equity compensation plan administered by the Compensation Committee of our Board of Directors. Under the 2018 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards (awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of our common shares), and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the 2018 LTIP authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 4,217,436 common shares, of which 1,150,922 remained available for grant at December 31, 2023.

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
Following is a summary of stock option activity for the year ended December 31, 2023, relating to the stock options awarded under the 2018 LTIP and the 2009 LTIP:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(a) (In thousands)
Options outstanding at December 31, 2022	2,018,700	$40.33	7.06	$15,241
Granted	495,500	58.90
Exercised	(944,135)	35.79
Forfeited	(48,500)	51.40
Options outstanding at December 31, 2023	1,521,565	$48.84	7.53	$135,269
Options vested or expected to vest at December 31, 2023	1,476,245	$48.76	7.52	$131,357
Options exercisable at December 31, 2023	279,965	$38.49	5.58	$27,786
(a)Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.
The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $45.2 million, $1.0 million and $15.3 million, respectively.
The fair value of our five-year service-based stock options granted during the years ended December 31, 2023, 2022 and 2021 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.02%	1.87%	0.66%
Expected volatility	38.54%	34.06%	31.66%
Expected term (in years)	5.5	5.4	5.5
Weighted average grant date fair value of options granted during the period	$24.67	$16.29	$15.69
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
Total stock-based compensation expense related to stock option awards that has been charged against income was $7.5 million, $5.4 million and $4.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, relating to the 2018 LTIP and the 2009 LTIP.  As of December 31, 2023, there was a total of $17.5 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 2.2 years for the service awards.

Director Restricted Stock Units
In 2023, the Company awarded each non-employee director 2,894 restricted stock units, for a total of 20,258 restricted stock units, under the 2018 LTIP which will vest on the first anniversary of the date of grant (subject to the non-employee director’s continued service on the Board of Directors on the vesting date (except in the case of death or disability)) and will be settled in common shares upon the director’s termination of service as a director. The Company awarded its non-employee directors a total of 35,195 and 20,370 restricted stock units under the 2018 LTIP during the years ended December 31, 2022 and 2021, respectively. The grant date fair value for the director restricted stock units is based upon the closing price of our common shares on the date of grant. Stock-based compensation expense for our director restricted stock units is recognized over the period of the award (amortized over one year). The Company recognized stock-based compensation expense related to the awards of $1.5 million in 2023, $1.4 million in 2022 and $0.9 million in 2021.
Director Stock Units
On May 5, 2009, the Company’s Board of Directors terminated the M/I Homes, Inc. 2006 Director Equity Incentive Plan (the “Director Equity Plan”).  Awards outstanding under the Director Equity Plan remain in effect in accordance with their respective terms.  At December 31, 2023, there were 8,059 stock units outstanding under the Director Equity Plan with a value of $0.2 million. Each stock unit is the equivalent of one common share, vests immediately and will be converted into a common share upon termination of service as a director. The grant date fair value for the director stock units is based upon the closing price of our common shares on the date of grant. Stock-based compensation expense for our director stock units is recognized at the date of grant.
Performance Share Unit Awards
On February 15, 2023, February 17, 2022 and February 16, 2021, the Company awarded its executive officers (in the aggregate) a target number of PSU’s under the 2018 LTIP equal to 27,243, 33,619 and 30,875 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”) based on the related performance conditions and market conditions. The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative annual pre-tax income from operations, excluding extraordinary items as defined in the underlying award agreements with the executive officers, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value for PSU’s with a market condition (as defined in ASC 718) is estimated using the Monte Carlo simulation methodology, and the grant date fair value for PSU’s with a performance condition (as defined in ASC 718) is based upon the closing price of our common shares on the date of grant. The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $58.73 and $64.45, respectively, for the 2023 PSU’s, $47.59 and $50.51, respectively, for the 2022 PSU’s, and $51.82 and $56.44, respectively, for the 2021 PSU’s. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized $0.6 million in stock-based compensation expense during 2023 related to the Market Condition portion of the 2023, 2022 and 2021 PSU awards. There was a total of $0.2 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2023 and 2022 PSU awards as of December 31, 2023. At December 31, 2023, the Market Condition for the 2021 PSU awards was met. Based on these results and board approval, 9,262 PSU’s vested during the first quarter of 2024 with respect to the portion of the 2021 PSU’s subject to the Market Condition.
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
The Company recognized $0.2 million and $0.9 million of stock-based compensation expense related to the Performance Condition portion of the 2023 and 2022 PSU awards, respectively, during 2023 based on the probability of attaining the Performance Conditions. The Company has $0.4 million of unrecognized stock-based compensation expense related to the Performance Condition portion of each of the 2023 and 2022 PSU awards at December 31, 2023. The Company recognized $0.6 million of stock-based compensation expense related to the Performance Condition portion of the 2021 PSU awards as of December 31, 2023 based on the achievement of the maximum performance level. Based on these results and board approval, 37,050 PSU’s vested during the first quarter of 2024 with respect to the portion of the 2021 PSU awards subject to the Performance Condition.
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
Compensation expense deferred into the Executive Plan and the Director Plan (together the “Plans”) totaled $0.9 million for the year ended December 31, 2023, $1.1 million in 2022 and $0.3 million in 2021.  The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans.  One equity unit is the equivalent of one common share.  Equity units and the related dividends (if any) will be converted and generally distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company.  Distributions from the Plans totaled $0.5 million, $0.4 million, and $0.3 million during the years ended December 31, 2023, 2022 and 2021, respectively.  As of December 31, 2023, there were a total of 52,552 equity units with a value of $2.4 million outstanding under the Plans.  The aggregate fair market value of these units at December 31, 2023, based on the closing price of the underlying common shares, was approximately $7.2 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $2.2 million as of December 31, 2023.  Common shares are issued from treasury shares upon distribution of equity units from the Plans.
Profit Sharing and Retirement Plan
The Company has a profit-sharing and retirement plan that covers substantially all Company employees and permits participants to make contributions to the plan on a pre-tax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Company contributions to the plan are also made at the discretion of the Company’s Board of Directors based on the Company’s profitability and resulted in a $5.6 million, $5.8 million and $4.7 million expense (net of plan expenses) for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The Company sells loans on a servicing released or servicing retained basis, and receives servicing compensation.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of mortgage servicing rights was $10.7 million and $15.8 million at December 31, 2023 and 2022, respectively.
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

The table below shows the notional amounts of our financial instruments at December 31, 2023 and 2022:

	December 31,
Description of Financial Instrument (in thousands)	2023	2022
Uncommitted IRLCs	$174,274	$262,529
FMBSs related to uncommitted IRLCs	174,000	341,088
Whole loan contracts and related mortgage loans held for sale	10,398	16,507
FMBSs related to mortgage loans held for sale	152,000	232,518
Mortgage loans held for sale covered by FMBSs	160,547	233,378
The following table sets forth the amount of gain (loss) recognized, within our revenue in the Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
Description (in thousands)	2023	2022	2021
Mortgage loans held for sale	$6,739	$407	$(2,586)
Forward sales of mortgage-backed securities	(4,215)	(7,482)	6,117
Interest rate lock commitments	2,829	1,282	(2,143)
Whole loan contracts	43	(323)	353
Total gain (loss) recognized	$5,396	$(6,116)	$1,741
The following tables set forth the fair value of the Company’s derivative instruments and their location within the Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	December 31, 2023		December 31, 2023
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$7,220
Interest rate lock commitments	Other assets	3,617	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	335
Total fair value measurements		$3,617		$7,555

	Asset Derivatives		Liability Derivatives
	December 31, 2022		December 31, 2022
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$3,005
Interest rate lock commitments	Other assets	787	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	377
Total fair value measurements		$787		$3,382

Assets Measured on a Non-Recurring Basis
The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. Our determination of fair value is based on projections and estimates, which are Level 3 measurement inputs. For further explanation of the Company’s policy regarding our assessment of recoverability for assets measured on a non-recurring basis, see Note 1 to our Consolidated Financial Statements. The table below shows the level and measurement of assets measured on a non-recurring basis for the years ended December 31, 2023, 2022 and 2021:

		Year Ended December 31,
Description (in thousands)	Fair Value Hierarchy	2023	2022 (2)	2021 (2)

Adjusted basis of inventory (1)	Level 3	$28,043	$16,141	$—
Total losses		10,608	18,351	—

Initial basis of inventory (3)		$38,651	$24,306	$—
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2023 and 2022. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		December 31, 2023		December 31, 2022
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$732,804	$732,804	$311,542	$311,542
Mortgage loans held for sale	Level 2	176,329	176,329	242,539	242,539
Interest rate lock commitments	Level 2	3,617	3,617	787	787
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	—	—
Notes payable - financial services operations	Level 2	165,844	165,844	245,741	245,741
Senior notes due 2028 (a)	Level 2	400,000	383,500	400,000	353,500
Senior notes due 2030 (a)	Level 2	300,000	267,375	300,000	240,750
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	335	335	377	377
Forward sales of mortgage-backed securities	Level 2	7,220	7,220	3,005	3,005
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2023 and 2022:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole Loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2028, and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at December 31, 2023 and 2022. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during 2023 under the Company’s $650 million unsecured revolving credit facility, dated July 18, 2013, as amended mostly recently in December 2022 (the “Credit Facility”), fluctuated daily with SOFR plus a margin of 175 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 11 to our Consolidated Financial Statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial is a party to a $300 million mortgage repurchase agreement, dated October 24, 2023 (the “MIF Mortgage Repurchase Facility”). For this credit facility, the interest rate is based on a variable rate index, and thus its carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial fluctuated with SOFR. See Note 11 to our Consolidated Financial Statements for additional information regarding the MIF Mortgage Repurchase Facility.
NOTE 4. Inventory and Capitalized Interest
Inventory
A summary of the Company’s inventory as of December 31, 2023 and 2022 is as follows:

	December 31,
(In thousands)	2023	2022
Single-family lots, land and land development costs	$1,446,576	$1,294,779
Land held for sale	6,932	3,331
Homes under construction	1,177,101	1,366,804
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2023 - $10,940; December 31, 2022 - $10,371)	68,696	61,200
Community development district infrastructure	19,339	29,701
Land purchase deposits	51,608	55,739
Consolidated inventory not owned	26,899	17,048
Total inventory	$2,797,151	$2,828,602
Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of December 31, 2023 and 2022, we had 2,023 homes (with a carrying value of $424.2 million) and 1,827 homes (with a carrying value of $431.7 million), respectively, included in homes under construction that were not subject to a sales contract.
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

Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  The summary of capitalized interest for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Capitalized interest, beginning of period	$29,625	$24,343	$21,329
Interest capitalized to inventory	35,845	35,552	36,843
Capitalized interest charged to land and housing costs and expenses	(33,326)	(30,270)	(33,829)
Capitalized interest, end of period	$32,144	$29,625	$24,343

Interest incurred	$15,823	$37,802	$38,999
NOTE 5. Transactions with Related Parties
From time to time, in the ordinary course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.
The Company made a contribution of $2.3 million in 2023 to the M/I Homes Foundation, a charitable organization having certain officers and directors of the Company on its Board of Trustees.
The Company had a receivable of $0.2 million at both December 31, 2023 and 2022 due from an executive officer, relating to amounts owed to the Company for split-dollar life insurance policy premiums.  The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer.
NOTE 6. Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of December 31, 2023 and 2022, our investment in such joint venture arrangements totaled $44.0 million and $51.6 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Consolidated Balance Sheets. The decrease from prior year was driven primarily by lot distributions from our joint venture arrangements during 2023 of $31.1 million offset, in part, by our cash contributions to our joint venture arrangements during 2023 of $23.6 million.
The majority of our investment in joint venture arrangements for both 2023 and 2022 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of December 31, 2023 and 2022, the Company had $38.4 million and $45.9 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of December 31, 2023 and 2022, the Company had $5.6 million and $5.7 million, respectively, of equity invested in LLCs. The Company’s percentage of ownership in these LLCs as of both December 31, 2023 and 2022 ranged from 25% to 50%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Consolidated Statements of Income. The Company’s equity in income relating to earnings from its LLCs was less than $0.1 million for both the years ended December 31, 2023 and 2022, and $0.1 million for the year ended December 31, 2021. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of December 31, 2023 was the amount invested of $44.0 million, which is reported as Investment in Joint Venture Arrangements on our Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
As of both December 31, 2023 and 2022, the Company used a discount rate of 16% in determining the fair value of investments in joint venture arrangements. In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the joint venture arrangement; and (3) the intent and ability of the Company to retain its investment in the joint venture arrangements for a period of time sufficient to allow for any anticipated recovery in market value. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.
Variable Interest Entities
With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our Consolidated Financial Statements. We perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a variable interest entity (“VIE”) and (2) if we are the primary beneficiary of the entity. To determine whether we are the primary beneficiary of an entity, we consider whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. This analysis considers, among other things, whether we have: the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If we determine that we are not able to control such activities, we are not considered the primary beneficiary of the VIE. As of December 31, 2023 and 2022, we have determined that no LLC in which we have an interest met the requirements of a VIE.
NOTE 7. Guarantees and Indemnifications
Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability.  In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $544.5 million and $360.4 million were covered under these guarantees as of December 31, 2023 and 2022, respectively. The increase in loans covered by these guarantees from December 31, 2022 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at December 31, 2023, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets. M/I Financial estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience.  Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $6.3 million and $2.4 million at December 31, 2023 and 2022, respectively.
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

The Company recorded a liability relating to the guarantees described above totaling $1.7 million and $0.7 million at December 31, 2023 and 2022, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
The Company has also provided certain other guarantees and indemnities in connection with the purchase and development of land, including environmental indemnities, and guarantees of the completion of land development.  The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure.  Actual future costs associated with these guarantees and indemnities could differ materially from our current estimated amounts. At December 31, 2023 and 2022, guarantees and indemnities of $2.4 million and $1.4 million, respectively, were included in Other Liabilities on the Consolidated Balance Sheets.
NOTE 8. Commitments and Contingencies
Warranty
Our warranty reserves are included in Other Liabilities in the Company’s Consolidated Balance Sheets, as further explained in Note 1 to our Consolidated Financial Statements.  A summary of warranty activity for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Warranty reserves, beginning of period	$32,902	$29,728	$29,012
Warranty expense on homes delivered during the period	21,525	21,936	20,877
Changes in estimates for pre-existing warranties	2,457	5,374	2,382
Settlements made during the period	(24,904)	(24,136)	(22,543)
Warranty reserves, end of period	$31,980	$32,902	$29,728
Performance Bonds and Letters of Credit
The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  At December 31, 2023, the Company had outstanding approximately $391.7 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2028. Included in this total are: (1) $313.0 million of performance and maintenance bonds and $56.7 million of performance letters of credit that serve as completion bonds for land development work in progress (letters of credit represent potential commitments and generally expire within one or two years); (2) $14.0 million of financial letters of credit, of which $10.3 million represent deposits on land and lot purchase agreements; (3) $4.7 million of financial bonds; and (4) $3.3 million of corporate notes. The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining releases of the bonds or letters of credit.
Land Option Agreements

In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, using an analysis similar to that described above in Note 6. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Consolidated Balance Sheets. At both December 31, 2023 and 2022, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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

Other than as described below in “Consolidated Inventory Not Owned and Related Obligation,” the Company currently believes that its maximum exposure as of December 31, 2023 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $73.7 million, including cash deposits of $51.6 million, prepaid acquisition costs of $8.5 million, letters of credit of $10.3 million and $3.3 million of other non-cash deposits.
At December 31, 2023, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $1.09 billion. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Consolidated Inventory Not Owned and Related Obligation
At December 31, 2023 and December 31, 2022, Consolidated Inventory Not Owned was $26.9 million and $17.0 million, respectively. At December 31, 2023 and 2022, the corresponding liability of $26.9 million and $17.0 million, respectively, has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheets. The increase in this balance from December 31, 2022 is related primarily to an increase in the number of land purchase agreements that had deposits and prepaid acquisition and development costs that exceeded certain thresholds resulting in the remaining purchase price of the lots to be recorded in inventory not owned, as well as an increase in the aggregate purchase amount of land contracts with specific performance requirements.
Legal Matters
The Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At December 31, 2023 and 2022, we had $1.0 million and $1.2 million reserved for legal expenses, respectively.
NOTE 9. Operating Leases
The Company leases certain office space and model homes under operating leases with remaining terms of less than one year to 17 years.  The Company sells model homes to investors with the express purpose of leasing the homes back as sales models for a specified period of time.  Under ASC 842, Leases ("ASC 842"), the Company records the sale of the model home and the profit on the sale at the time of the home delivery.

The Company determines if an arrangement is a lease at inception when the arrangement transfers the right to control the use of an identified asset to the Company. Right of Use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make payments arising from the lease agreement. The Company has operating leases but does not have any material financing leases.

Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The lease term includes an option to extend or terminate a lease when it is reasonably certain that the option will be exercised. The exercise of these lease renewal options is generally at our discretion.  The operating lease ROU assets include any lease payments made in advance and exclude any lease incentives. Lease payments include both lease and non-lease components as a single lease component. Lease expense is recognized on a straight-line basis over the lease term. The expense recognition pattern for our leases remained substantially unchanged as a result of the adoption of ASC 842. Variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are expensed as incurred. Short-term leases include leases with terms of less than one year without renewal options that are reasonably certain to be exercised and are recognized on a straight-line basis over the lease term. Due to our election of the practical expedient, leases with an initial term of twelve months or less are not recorded on the balance sheet. As the rate implicit in our leases is not readily determinable, the Company uses its estimated incremental borrowing rate at the commencement date in determining the present value of the lease payments. We give consideration to our debt issuances as well as to the current rate available under our Credit Facility when calculating our incremental borrowing rate. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.

During the twelve months ended December 31, 2023, the Company’s operating ROU asset and operating lease liability decreased by $4.1 million and $3.7 million, respectively, as a result of $9.2 million of additional ROU asset amortization and $8.9 million of additional periodic lease expense, offset partially by $5.2 million in additional leases and modifications to existing leases throughout the period (which is recorded within its Consolidated Statement of Cash Flows in the change in Other Assets and Other Liabilities). As of December 31, 2023, the Company’s ROU asset was $56.4 million, and its operating lease liability had a balance of $57.6 million on its Consolidated Balance Sheets. The weighted-average remaining lease term was 10.4 years, and the weighted-average discount rate was 4.1%.

For the twelve months ended December 31, 2023, the Company had the following operating lease expense components:

(In thousands)
Operating lease expense	$11,134
Variable lease expense	2,100
Short-term lease expense	2,742
Total lease expense	$15,976
The following table presents a maturity analysis of our annual undiscounted cash flows reconciled to the carrying value of our operating lease liabilities as of December 31, 2023:

(In thousands)
2024	$10,864
2025	8,721
2026	7,698
2027	6,220
2028	5,398
Thereafter	31,809
Total lease payments	70,710
Less: Imputed interest	(13,144)
Total operating lease liability	$57,566
NOTE 10. Community Development District Infrastructure and Related Obligations
A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (the “Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to such CDD bond obligations issued and outstanding as of December 31, 2023 and 2022:

Issue Date	Maturity Date	Interest Rate	Principal Amount as of December 31, 2023 (in thousands)	Principal Amount as of December 31, 2022 (in thousands)
12/22/2017	5/1/2048	5.13%	$9,815	$9,815
7/18/2019	5/1/2050	4.10%	4,705	4,705
10/29/2020	5/1/2051	3.80%	5,785	5,785
6/30/2021	5/1/2051	3.66%	6,135	6,135
10/5/2021	5/1/2052	3.59%	4,910	4,910
4/1/2022	5/1/2051	4.23%	3,750	3,750
4/1/2022	5/1/2053	4.24%	2,125	2,125
6/1/2022	5/1/2052	5.40%	5,010	5,010
6/1/2022	5/1/2053	5.40%	3,365	3,365
Total CDD bond obligations issued and outstanding			$45,600	$45,600

The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company recorded a $19.3 million and $29.7 million liability related to these CDD bond obligations as of December 31, 2023 and December 31, 2022, respectively, along with the related inventory infrastructure.
NOTE 11. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $650 million and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $800 million, subject to obtaining additional commitments from lenders. The Credit Facility matures on December 9, 2026. Interest on amounts borrowed under the Credit Facility is payable at multiple interest rate options including one, three or six month adjusted term SOFR (subject to a floor of 0.25%) plus a margin of 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio). The Credit Facility also contains certain financial covenants. At December 31, 2023, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $2.0 billion of availability for additional senior debt at December 31, 2023. As a result, the full $650 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At December 31, 2023, there were no borrowings outstanding and $70.7 million of letters of credit outstanding, leaving a net remaining borrowing availability of $579.3 million. The Credit Facility includes a $250 million sub-facility for letters of credit.
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
The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth ($1.5 billion at December 31, 2023 and subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company's number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures. At December 31, 2023, the Company was in compliance with all financial covenants of the Credit Facility.
Notes Payable - Financial Services
The MIF Mortgage Warehousing Agreement was used to finance eligible residential mortgage loans originated by M/I Financial. On October 24, 2023, M/I Financial entered into an amendment to its MIF Mortgage Warehousing Agreement which reduced its borrowing availability to $110 million through November 10, 2023. The borrowing availability under the MIF Mortgage Warehouse Agreement increased to $120 million on November 11, 2023. On December 6, 2023, the Company terminated the MIF Mortgage Warehousing Agreement.

M/I Financial entered into a mortgage repurchase agreement on October 24, 2023 (the “MIF Mortgage Repurchase Facility”), which provides for a maximum borrowing availability of $300 million (subject to increases and decreases during certain periods) and expires on October 22, 2024. The borrowing availability under the MIF Mortgage Repurchase Facility is $300 million from November 11, 2023 through February 9, 2024, will decrease to $240 million from February 10, 2024 through September 17, 2024 and will increase to $270 million from September 18, 2024 until maturity.

The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate based on Daily Adjusting One-Month Term SOFR plus a margin as defined in the repurchase agreement. The MIF Mortgage Repurchase Facility also contains certain financial covenants each of which is defined in the repurchase agreement.

At December 31, 2023 and 2022, M/I Financial’s total combined maximum borrowing availability under its credit facilities was $300.0 million and $390.0 million, respectively. At December 31, 2023 and 2022, M/I Financial had $165.8 million and $245.7 million, respectively, in borrowings outstanding on a combined basis under its then-outstanding credit facilities.
Senior Notes
As of both December 31, 2023 and 2022, we had $300.0 million of our 2030 Senior Notes outstanding. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year, and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As of both December 31, 2023 and 2022, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes on or after February 1, 2023 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 103.713% of the principal amount outstanding, but will decline to 102.475% of the principal amount outstanding if redeemed during the 12 month period beginning on February 1, 2024, will further decline to 101.238% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2025 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.

The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of December 31, 2023, the Company was in compliance with all terms, conditions, and covenants under the indenture.

The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of December 31, 2023, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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

The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $813.7 million and $661.7 million at December 31, 2023 and 2022, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our Board of Directors.
Maturities over the next five years with respect to the Company’s debt as of December 31, 2023 are as follows:

Debt Maturities (In thousands)
2024	$165,844
2025	—
2026	—
2027	—
2028	400,000
Thereafter	300,000
Total	$865,844

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

The Company performed its annual goodwill impairment analysis via a quantitative test during both the fourth quarters of 2023 and 2022, and there was no impairment recorded at either December 31, 2023 or December 31, 2022.

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

NOTE 13. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands, except per share amounts)	2023	2022	2021
NUMERATOR
Net income	$465,365	$490,662	$396,868
DENOMINATOR
Basic weighted average shares outstanding	27,769	27,876	29,092
Effect of dilutive securities:
Stock option awards	639	265	468
Deferred compensation awards	308	322	320
Diluted weighted average shares outstanding - adjusted for assumed conversions	28,716	28,463	29,880
Earnings per common share
Basic	$16.76	$17.60	$13.64
Diluted	$16.21	$17.24	$13.28
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	—	846	11
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
The Inflation Reduction Act (“IRA”) was enacted August 16, 2022 to address the high cost of prescription drugs, healthcare availability, climate change and inflation. The IRA extended the energy efficient homes credit through 2032 and, as a result, the Company recognized a $2.0 million year-to-date tax benefit during 2023. At December 31, 2023, the Company’s total deferred tax assets were $38.2 million which were offset by $22.1 million of total deferred tax liabilities for a $16.1 million net deferred tax asset which is reported on the Company’s Consolidated Balance Sheets.

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Warranty, insurance and other accruals	$11,578	$11,446
Equity-based compensation	1,359	2,097
Inventory	8,555	9,474
Operating lease liabilities	14,421	15,359
State taxes	392	421
Net operating loss carryforward	65	65
Deferred charges	1,822	2,656
Total deferred tax assets	$38,192	$41,518

Deferred tax liabilities:
Federal effect of state deferred taxes	$550	$645
Depreciation	6,606	7,185
Operating lease right-of-use assets	14,120	15,135
Prepaid expenses	822	534
Total deferred tax liabilities	$22,098	$23,499

Net deferred tax asset	$16,094	$18,019
The provision from income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Current:
Federal	$117,115	$126,752	$93,869
State	22,092	25,560	22,445
	$139,207	$152,312	$116,314

	Year Ended December 31,
(In thousands)	2023	2022	2021
Deferred:
Federal	$2,347	$(6,740)	$(3,530)
State	358	(1,027)	(538)
	$2,705	$(7,767)	$(4,068)
Total	$141,912	$144,545	$112,246
For 2023, 2022 and 2021, the Company’s effective tax rate was 23.37%, 22.76%, and 22.05%, respectively. Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated benefit from income taxes are as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Federal taxes at statutory rate	$127,528	$133,393	$106,914
State and local taxes – net of federal tax benefit	20,172	21,764	17,941
Equity Compensation	(6,457)	(166)	(2,334)
Federal tax credits	(1,991)	(10,001)	(12,676)
Other	2,660	(445)	2,401
Total	$141,912	$144,545	$112,246
The Company files income tax returns in the U.S. federal jurisdiction, and various states.  The Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2018.  The Company is audited from time to time, and if any adjustments are made, they would be either immaterial or reserved.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  At December 31, 2023, 2022 and 2021, we had no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits in prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change.
The Company had $0.1 million of state NOL carryforwards, net of the federal benefit, at December 31, 2023. Our state NOLs may be carried forward from one to 15 years, depending on the tax jurisdiction, with $0.1 million expiring between 2028 and 2032, absent sufficient state taxable income.
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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment, revenue, operating income and interest (income) expense for 2023, 2022 and 2021, as well as the Company’s income before income taxes for such periods:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Revenue:
Northern homebuilding	$1,523,943	$1,714,236	$1,595,746
Southern homebuilding	2,415,730	2,330,962	2,048,113
Financial services (a)	93,829	86,195	102,028
Total revenue	$4,033,502	$4,131,393	$3,745,887

Operating income (loss):
Northern homebuilding	$176,320	$217,499	$211,958
Southern homebuilding	440,168	451,874	312,661
Financial services (a)	48,714	44,382	62,291
Less: Corporate selling, general and administrative expense	(77,980)	(76,304)	(68,614)
Total operating income (a)	$587,222	$637,451	$518,296

Interest (income) expense - net:
Northern homebuilding	$(186)	$(469)	$76
Southern homebuilding	(1,703)	(1,447)	(464)
Financial services (a)	10,360	5,122	3,912
Corporate	(28,493)	(956)	(1,368)
Total interest (income) expense - net	$(20,022)	$2,250	$2,156

Other income (b)	$(33)	$(6)	$(2,046)
Loss on early extinguishment of debt (c)	—	—	9,072

Income before income taxes	$607,277	$635,207	$509,114

Depreciation and amortization:
Northern homebuilding	$3,673	$3,308	$3,407
Southern homebuilding	2,965	2,790	3,644
Financial services	810	2,178	2,227
Corporate	8,343	8,898	7,637
Total depreciation and amortization	$15,791	$17,174	$16,915
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.
(b)Other income is comprised of the gain on the sale of a non-operating asset during the fourth quarter of 2021 as well as equity in income from joint venture arrangements.
(c)Loss on early extinguishment of debt relates to the early redemption of our 5.625% senior notes due 2025 (the “2025 Senior Notes”) during the third quarter of 2021, consisting of a prepayment premium due to early redemption and a write-off of unamortized debt issuance costs.

The following tables show total assets by segment at December 31, 2023 and 2022:

	December 31, 2023
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,990	$42,618		$—	$51,608
Inventory (a)	1,016,982	1,728,561		—	2,745,543
Investments in joint venture arrangements	—	44,011		—	44,011
Other assets	37,171	104,306	(b)	1,039,801	1,181,278
Total assets	$1,063,143	$1,919,496		$1,039,801	$4,022,440

	December 31, 2022
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,138	$47,601		$—	$55,739
Inventory (a)	1,100,472	1,672,391		—	2,772,863
Investments in joint venture arrangements	—	51,554		—	51,554
Other assets	38,265	103,182	(b)	693,320	834,767
Total assets	$1,146,875	$1,874,728		$693,320	$3,714,923
(a)Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.
NOTE 16. Share Repurchase Program
On July 28, 2021, the Company announced that its Board of Directors approved a new share repurchase program pursuant to which the Company may purchase up to $100 million of its outstanding common shares (the “2021 Share Repurchase Program”). On February 17, 2022, the Company announced that its Board of Directors approved an increase to its 2021 Share Repurchase Program by an additional $100 million. On November 15, 2023, the Company announced that its Board of Directors approved an increase to its 2021 Share Repurchase Program by an additional $100 million.

Pursuant to the 2021 Share Repurchase Program, the Company may purchase up to $300 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. The timing, amount and other terms and conditions of any additional repurchases under the 2021 Share Repurchase Program will be based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements. The 2021 Share Repurchase Program does not have an expiration date and the Board may modify, discontinue or suspend it at any time.

During the year ended December 31, 2023, the Company repurchased 0.7 million outstanding common shares at an aggregate purchase price of $65.3 million under the 2021 Share Repurchase Program. As of December 31, 2023, $127.8 million remained available for repurchases under the 2021 Share Repurchase Program.

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
The Company’s management, with the participation of the principal executive officer and the principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 80 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.OTHER INFORMATION
On February 15, 2024, the Compensation Committee of the Board of Directors awarded Robert H. Schottenstein (the Company’s Chairman, Chief Executive Officer and President), Phillip G. Creek (the Company’s Executive Vice President and Chief Financial Officer) and Susan E. Krohne (the Company’s Senior Vice President, Chief Legal Officer and Secretary), 24,065, 12,032 and 3,609 restricted share units, respectively, under the 2018 LTIP pursuant to the award agreement attached as Exhibit 10.28 to this Annual Report on Form 10-K. These restricted share units will vest in one-third increments on the first three anniversaries of the date of grant, subject to the employee’s continued service on the vesting date (except in the case of death, disability or retirement) and will be settled in the Company’s common shares.

As previously disclosed, on May 24, 2023, William H. Carter announced his decision to retire from the Board of Directors effective May 31, 2023. As a result of Mr. Carter’s retirement, a vacancy was created in the class of directors with a term expiring at the Company’s 2025 Annual Meeting of Shareholders (“2025 Class”). In order to balance the number of directors within each of the three classes comprising the Board of Directors at three, the Board of Directors determined to move Nancy J. Kramer from the class of directors with a term expiring at the Company’s 2026 Annual Meeting of Shareholders (“2026 Class”) to the 2025 Class. Accordingly, on February 15, 2024, Ms. Kramer agreed to resign as a 2026 Class director and was immediately reappointed by the Board of Directors as a 2025 Class director. Ms. Kramer continues to serve on the Nominating and Governance Committee and Audit Committee of the Board of Directors. The resignation and reappointment of Ms. Kramer was effected solely to rebalance the Board of Directors classes, and for all other purposes, including director compensation matters, Ms. Kramer’s service on the Board of Directors is deemed to have continued uninterrupted. In addition, the Board of Directors also reduced the number of directors that comprise the Board of Directors and 2026 Class to nine and three, respectively.

During the three months ended December 31, 2023, no director or officer (as defined under Rule 16a-1 of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of M/I Homes, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 16, 2024, expressed an unqualified opinion on those financial statements.

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
February 16, 2024

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

Item 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2023 with respect to the common shares issuable under the Company's equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,823,280	(1)	$48.84	(2)	1,150,922	(3)
Equity compensation plans not approved by shareholders	52,552	(4)	—		—
Total	1,875,832		$48.84		1,150,922
(1)Consists of the 2018 Long-Term Incentive Plan (“2018 LTIP”) (1,436,065 outstanding stock options, 54,000 outstanding director stock units, 68,342 outstanding director restricted stock units and 137,604 outstanding performance share units (“PSU’s”) (assuming the maximum number of PSU’s will be earned)), the 2009 Long-Term Incentive Plan (“2009 LTIP”) (85,500 outstanding stock options and 49,500 outstanding director stock units), which plan was terminated in May 2018, and the 2006 Director Equity Incentive Plan (“2006 Director Plan”) (8,059 outstanding director stock units), which plan was terminated in May 2009.
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
(3)Represents the aggregate number of common shares remaining available for issuance under the 2018 LTIP. Pursuant to the terms of the 2018 LTIP, and subject to certain adjustments provided therein, the aggregate number of common shares with respect to which awards may be granted under the 2018 LTIP is 4,217,436 common shares plus any common shares subject to outstanding awards under the 2009 LTIP as of May 8, 2018 that on or after May 8, 2018 cease for any reason to be subject to such awards other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable common shares. Pursuant to the terms of the 2018 LTIP, upon the grant of a full value award thereunder (including director stock units and PSU’s), we reduce the number of common shares available for issuance under the 2018 LTIP by an amount equal to the number of shares subject to the award multiplied by 1.50.
(4)Consists of the Amended and Restated Director Deferred Compensation Plan and the Amended and Restated Executives' Deferred Compensation Plan.  Pursuant to these plans, our directors and eligible employees may defer the payment of all or a portion of their director fees and annual cash bonuses, respectively, and the deferred amount is converted into that number of whole phantom stock units determined by dividing the deferred amount by the closing price of our common shares on the New York Stock Exchange on the date of such conversion (which is the same date the fees or bonus is paid) without any discount on the common share price or premium applied to the deferred amount. The phantom stock units are settled at a future date in common shares on a one-for-one basis. Neither the Amended and Restated Director Deferred Compensation Plan nor the Amended and Restated Executives' Deferred Compensation Plan provides for a specified limit on the number of common shares which may be attributable to participants' accounts relating to phantom stock units and issued under the terms of these plans.

The remaining information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders.

PART IV

Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.
(1) The following financial statements are contained in Item 8:
Page in this report

Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	46
Consolidated Statements of Income for the Years Ended December 31, 2023, 2022, and 2021	48
Consolidated Balance Sheets as of December 31, 2023 and 2022	49
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021	50
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021	51
Notes to Consolidated Financial Statements	52

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

10.12
Master Repurchase Agreement dated as of October 24, 2023 by and between M/I Financial and JP Morgan Bank, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

10.13*
M/I Homes, Inc. Amended and Restated 2006 Director Equity Incentive Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.14*
M/I Homes, Inc. Amended and Restated Director Deferred Compensation Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.15*
M/I Homes, Inc. Amended and Restated Executives’ Deferred Compensation Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.16*
Collateral Assignment Split-Dollar Agreement, dated as of September 24, 1997, by and between M/I Homes, Inc. and Phillip Creek, incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.17*
Change of Control Agreement between M/I Homes, Inc. and Robert H. Schottenstein, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2008.

10.18*
Change of Control Agreement between M/I Homes, Inc. and Phillip G. Creek, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2008.

10.19*
M/I Homes, Inc. 2009 Annual Incentive Plan, incorporated herein by reference to Appendix B to the Company’s proxy statement on Schedule 14A relating to the 2014 Annual Meeting of Shareholders of the Company filed on April 2, 2014.

10.20*
M/I Homes, Inc. 2009 Long-Term Incentive Plan, as amended, effective May 3, 2016, incorporated herein by reference to Appendix A to the Company’s proxy statement on Schedule 14A relating to the 2016 Annual Meeting of Shareholders of the Company filed on March 30, 2016.

10.21*
Form of Stock Units Award Agreement for Directors under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.22*
Form of Nonqualified Stock Option Award Agreement for Employees under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2010.

10.23*	M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2018.

10.24*
Form of Nonqualified Stock Option Award Agreement for Employees under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

10.25*
Form of Stock Units Award Agreement for Directors under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

10.26*
Form of Performance Share Unit Award Agreement under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2019.

10.27*
Form of Restricted Share Unit Award Agreement for Directors under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

10.28*	Form of Restricted Share Unit Award Agreement for Employees under the M/I Homes, Inc. 2018 Long-Term Incentive Plan. (Filed herewith).

21	Subsidiaries of M/I Homes, Inc. (Filed herewith.)

22	List of Subsidiary Guarantors. (Filed herewith.)

23	Consent of Deloitte & Touche LLP. (Filed herewith.)

24	Powers of Attorney. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

97	Executive Officer Clawback Policy. (Filed herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document). (Furnished herewith.)

* Management contract or compensatory plan or arrangement.

(b) Exhibits.

Reference is made to Item 15(a)(3) above for a complete list of exhibits that are filed with this report. The following is a list of exhibits, included in Item 15(a)(3) above, that are filed concurrently with this report.

Exhibit Number	Description

10.28	Form of Restricted Share Unit Award Agreement for Employees under the M/I Homes, Inc. 2018 Long-Term Incentive Plan. (Filed herewith).

21	Subsidiaries of M/I Homes, Inc.

22	List of Subsidiary Guarantors.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Executive Officer Clawback Policy. (Filed herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document). (Furnished herewith.)

(c) Financial statement schedules

None required.

Item 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of February 2024.

M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of February 2024.

NAME AND TITLE	NAME AND TITLE

FRIEDRICH K. M. BÖHM*	/s/Robert H. Schottenstein
Friedrich K. M. Böhm	Robert H. Schottenstein
Director	Chairman of the Board,
Chief Executive Officer and President
MICHAEL P. GLIMCHER*	(Principal Executive Officer)
Michael P. Glimcher
Director	/s/Phillip G. Creek
Phillip G. Creek
ELIZABETH K. INGRAM*	Executive Vice President,
Elizabeth K. Ingram	Chief Financial Officer and Director
Director	(Principal Financial Officer)

NANCY J. KRAMER*	/s/Ann Marie W. Hunker
Nancy J. Kramer	Ann Marie W. Hunker
Director	Vice President, Chief Accounting Officer
and Controller
BRUCE A. SOLL*	(Principal Accounting Officer)
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