Form 10-Q
period 2024-03-31
M/I HOMES, INC.
filed 2024-04-26
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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
Common shares, par value $.01 per common share: 27,751,658 shares outstanding as of April 24, 2024.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par values)	March 31, 2024	December 31, 2023

ASSETS:
Cash, cash equivalents and restricted cash	$870,162	$732,804
Mortgage loans held for sale	235,047	176,329
Inventory	2,774,165	2,797,151
Property and equipment - net	33,145	34,918
Investment in joint venture arrangements	59,146	44,011
Operating lease right-of-use assets	57,890	56,364
Deferred income tax asset	15,313	16,094
Goodwill	16,400	16,400
Other assets	150,683	148,369
TOTAL ASSETS	$4,211,951	$4,022,440

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$224,972	$204,678
Customer deposits	92,516	85,128
Operating lease liabilities	59,163	57,566
Other liabilities	246,399	252,303
Community development district obligations	17,124	19,339
Obligation for consolidated inventory not owned	14,608	26,899
Notes payable bank - financial services operations	224,321	165,844
Senior notes due 2028 - net	397,072	396,879
Senior notes due 2030 - net	296,991	296,865
TOTAL LIABILITIES	$1,573,166	$1,505,501

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both March 31, 2024 and December 31, 2023; issued 30,137,141 shares at both March 31, 2024 and December 31, 2023	$301	$301
Additional paid-in capital	348,039	349,907
Retained earnings	2,439,409	2,301,348
Treasury shares - at cost - 2,385,483 and 2,375,842 shares at March 31, 2024 and December 31, 2023, respectively	(148,964)	(134,617)
TOTAL SHAREHOLDERS’ EQUITY	$2,638,785	$2,516,939
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,211,951	$4,022,440

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per common share amounts)	2024	2023

Revenue	$1,046,703	$1,000,530
Costs and expenses:
Land and housing	$763,360	$765,904
General and administrative	56,084	50,960
Selling	53,940	49,080
Other income	—	(7)
Interest income, net of interest expense	(6,920)	(1,389)
Total costs and expenses	$866,464	$864,548

Income before income taxes	180,239	135,982

Provision for income taxes	42,178	32,916

Net income	$138,061	$103,066
Earnings per common share:
Basic	$4.92	$3.73
Diluted	$4.78	$3.64

Weighted average shares outstanding:
Basic	28,052	27,602
Diluted	28,888	28,305

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2024

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2023	27,761,299	$301	$349,907	$2,301,348	$(134,617)	$2,516,939
Net income	—	—	—	138,061	—	138,061
Stock options exercised	135,300	—	(2,299)	—	7,794	5,495
Stock-based compensation expense	—	—	3,539	—	—	3,539
Repurchase of common shares	(200,000)	—	—	—	(25,278)	(25,278)
Deferral of executive and director compensation	—	—	29	—	—	29
Executive and director deferred compensation distributions	55,059	—	(3,137)	—	3,137	—
Balance at March 31, 2024	27,751,658	$301	$348,039	$2,439,409	$(148,964)	$2,638,785

Three Months Ended March 31, 2023

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2022	27,440,083	$301	$352,639	$1,835,983	$(118,198)	$2,070,725
Net income	—	—	—	103,066	—	103,066
Stock options exercised	218,066	—	(3,118)	—	9,557	6,439
Stock-based compensation expense	—	—	2,023	—	—	2,023
Deferral of executive and director compensation	—	—	962	—	—	962
Executive and director deferred compensation distributions	57,467	—	(2,518)	—	2,518	—
Balance at March 31, 2023	27,715,616	$301	$349,988	$1,939,049	$(106,123)	$2,183,215

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
OPERATING ACTIVITIES:
Net income	$138,061	$103,066
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income from joint venture arrangements	—	(7)
Mortgage loan originations	(600,946)	(494,461)
Proceeds from the sale of mortgage loans	539,379	514,346
Fair value adjustment of mortgage loans held for sale	2,849	(3,975)
Capitalization of originated mortgage servicing rights	(1,127)	(1,390)
Amortization of mortgage servicing rights	355	523
Depreciation	3,304	3,214
Amortization of debt issue costs	808	660
Gain on sale of mortgage servicing rights	(2,613)	—
Stock-based compensation expense	3,539	2,023
Change in assets and liabilities:
Inventory	15,775	175,316
Other assets	(3,808)	(4,564)
Accounts payable	20,294	(20,171)
Customer deposits	7,388	4,682
Accrued compensation	(40,047)	(38,969)
Other liabilities	32,561	11,206
Net cash provided by operating activities	115,772	251,499

INVESTING ACTIVITIES:
Purchase of property and equipment	(276)	(2,079)
Investment in joint venture arrangements	(23,685)	(2,714)
Proceeds from sale of mortgage servicing rights	6,853	—
Net cash used in investing activities	(17,108)	(4,793)

FINANCING ACTIVITIES:
Net proceeds from (repayments of) bank borrowings - financial services operations	58,477	(22,123)
Repurchase of common shares	(25,278)	—
Proceeds from exercise of stock options	5,495	6,439
Net cash provided by (used in) financing activities	38,694	(15,684)
Net increase in cash, cash equivalents and restricted cash	137,358	231,022
Cash, cash equivalents and restricted cash balance at beginning of period	732,804	311,542
Cash, cash equivalents and restricted cash balance at end of period	$870,162	$542,564

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$7,788	$8,458
Income taxes	$683	$838

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(2,215)	$(2,641)
Consolidated inventory not owned	$(12,291)	$2,600
Distribution of single-family lots from joint venture arrangements	$8,550	$5,244

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The financial statements include the accounts of the Company. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated joint ventures, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2023 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC.

Impact of New Accounting Standards and SEC Guidance.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company is currently evaluating the impact the adoption of ASU 2023-07 may have on our consolidated financial statements and disclosures, but we do not expect the impact to be significant.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires public companies to annually (1) disclose specific categories in the income tax rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact the adoption of ASU 2023-09 may have on our consolidated financial statements and disclosures, but we do not expect the impact to be significant.
In March 2024, the SEC issued Final Rule Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. The rules require information about a registrant’s climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant’s greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. These requirements are effective for the Company in various fiscal years, starting with the disclosure requirements in the Company's fiscal year beginning January 1, 2025. Disclosures will be required prospectively, with information for prior periods required only to the extent it was previously disclosed in an SEC filing. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures. The Rule is currently the subject of litigation in the 8th Circuit Court of Appeals. On April 4, 2024, the SEC voluntarily stayed the implementation of the Rule pending completion of the litigation.

Significant Accounting Policies

There have been no significant changes to our significant accounting policies during the quarter ended March 31, 2024 as compared to those disclosed in our 2023 Form 10-K.
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
A summary of the Company’s inventory as of March 31, 2024 and December 31, 2023 is as follows:

(In thousands)	March 31, 2024	December 31, 2023
Single-family lots, land and land development costs	$1,448,459	$1,446,576
Land held for sale	136	6,932
Homes under construction	1,169,791	1,177,101
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2024 - $11,120; December 31, 2023 - $10,940)	72,567	68,696
Community development district infrastructure	17,124	19,339
Land purchase deposits	51,480	51,608
Consolidated inventory not owned	14,608	26,899
Total inventory	$2,774,165	$2,797,151

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of March 31, 2024 and December 31, 2023, we had 1,896 homes (with a carrying value of $366.9 million) and 2,023 homes (with a carrying value of $424.2 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $17.1 million liability and a $19.3 million liability related to these CDD bond obligations as of March 31, 2024 and December 31, 2023, respectively, along with the related inventory infrastructure.

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

Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party.  A summary of capitalized interest for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Capitalized interest, beginning of period	$32,144	$29,625
Interest capitalized to inventory	8,950	9,024
Capitalized interest charged to land and housing costs and expenses	(8,302)	(8,040)
Capitalized interest, end of period	$32,792	$30,609

Interest incurred - net	$2,030	$7,635
NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of March 31, 2024 and December 31, 2023, our investment in such joint venture arrangements totaled $59.1 million and $44.0 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $15.1 million increase during the three-month period ended March 31, 2024 was driven primarily by our cash contributions to our joint venture arrangements during the first quarter of 2024 of $23.7 million, offset, in part, by lot distributions from our joint venture arrangements of $8.6 million.
The majority of our investment in joint venture arrangements for both March 31, 2024 and December 31, 2023 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of March 31, 2024 and December 31, 2023, the Company had $53.5 million and $38.4 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of both March 31, 2024 and December 31, 2023, the Company had $5.6 million of equity invested in LLCs. The Company’s percentage of ownership in these LLCs as of both March 31, 2024 and December 31, 2023 ranged from 25% to 50%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. The Company’s share of losses from its LLCs was less than $0.1 million for the three months ended March 31, 2023. There were no losses or income from the Company’s LLCs during the three months ended March 31, 2024. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of March 31, 2024 was the amount invested of $59.1 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
The Company assesses its investments in unconsolidated LLCs for recoverability on a quarterly basis. See Note 4 to our financial statements for additional details relating to our procedures for evaluating our investments for impairment.

Variable Interest Entities
With respect to our investments in these LLCs, we are required, under Accounting Standards Codification (“ASC”) 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our consolidated financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. See Note 1, “Summary of Significant Accounting Policies - Variable Interest Entities” in the Company’s 2023 Form 10-K for additional information regarding the Company’s methodology for evaluating entities for consolidation.
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the 2023 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both March 31, 2024 and December 31, 2023, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of our mortgage servicing rights were $6.4 million at March 31, 2024. At December 31, 2023, both the carrying value and fair value of our mortgage servicing rights were $10.7 million.
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
The table below shows the notional amounts of our financial instruments at March 31, 2024 and December 31, 2023:

Description of Financial Instrument (in thousands)	March 31, 2024	December 31, 2023
Uncommitted IRLCs	$215,306	$174,274
FMBSs related to uncommitted IRLCs	217,000	174,000
Whole loan contracts and related mortgage loans held for sale	7,797	10,398
FMBSs related to mortgage loans held for sale	209,000	152,000
Mortgage loans held for sale covered by FMBSs	225,360	160,547

The following table sets forth the amount of (loss) gain recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Description (in thousands)	2024	2023
Mortgage loans held for sale	$(2,849)	$3,975
Forward sales of mortgage-backed securities	7,241	1,235
Interest rate lock commitments	(857)	3,498
Whole loan contracts	(892)	(380)
Total gain recognized	$2,643	$8,328

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	March 31, 2024		March 31, 2024
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$21	Other liabilities	$—
Interest rate lock commitments	Other assets	2,757	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	1,224
Total fair value measurements		$2,778		$1,224

	Asset Derivatives		Liability Derivatives
	December 31, 2023		December 31, 2023
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$7,220
Interest rate lock commitments	Other assets	3,617	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	335
Total fair value measurements		$3,617		$7,555
Assets Measured on a Non-Recurring Basis
Inventory. The Company assesses inventory for recoverability on a quarterly basis based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. Determining the fair value of a community’s inventory involves a number of variables, estimates and projections, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Inventory” in the 2023 Form 10-K for additional information regarding the Company’s methodology for determining fair value.
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three months ended March 31, 2024 and 2023, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the 2023 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three months ended March 31, 2024 and 2023, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2024 and December 31, 2023. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		March 31, 2024		December 31, 2023
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$870,162	$870,162	$732,804	$732,804
Mortgage loans held for sale	Level 2	235,047	235,047	176,329	176,329
Interest rate lock commitments	Level 2	2,757	2,757	3,617	3,617
Forward sales of mortgage-backed securities	Level 2	21	21	—	—
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	—	—
Notes payable - financial services operations	Level 2	224,321	224,321	165,844	165,844
Senior notes due 2028 (a)	Level 2	400,000	379,500	400,000	383,500
Senior notes due 2030 (a)	Level 2	300,000	266,625	300,000	267,375
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	1,224	1,224	335	335
Forward sales of mortgage-backed securities	Level 2	—	—	7,220	7,220
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at March 31, 2024 and December 31, 2023:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole Loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2028 and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at March 31, 2024 and December 31, 2023. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended March 31, 2024 under the Company’s $650 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the secured overnight financing rate (“SOFR”) plus a margin of 175 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC, a 100% owned subsidiary of M/I Homes, Inc. (“M/I Financial”), is a party to a $300 million mortgage repurchase agreement, dated October 24, 2023 (the “MIF Mortgage Repurchase Facility”). For this credit facility, the interest rate is based on a variable rate index, and thus its carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial fluctuated with SOFR. See Note 8 to our financial statements for additional information regarding the MIF Mortgage Repurchase Facility.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $531.3 million and $544.5 million were covered under these guarantees as of March 31, 2024 and December 31, 2023, respectively.  The decrease in loans covered by these guarantees from December 31, 2023 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at March 31, 2024, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $4.3 million and $6.3 million at March 31, 2024 and December 31, 2023, respectively.
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
The Company recorded a liability relating to the guarantees described above totaling $1.2 million and $1.7 million at March 31, 2024 and December 31, 2023, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
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

A summary of warranty activity for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Warranty reserves, beginning of period	$31,980	$32,902
Warranty expense on homes delivered during the period	5,599	5,373
Changes in estimates for pre-existing warranties	22	643
Settlements made during the period	(5,338)	(5,725)
Warranty reserves, end of period	$32,263	$33,193

Performance Bonds and Letters of Credit

At March 31, 2024, the Company had outstanding approximately $438.7 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through February 2029. Included in this total are: (1) $360.7 million of performance and maintenance bonds and $59.4 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $11.5 million of financial letters of credit, of which $11.0 million represent deposits on land and lot purchase agreements; (3) $4.6 million of financial bonds; and (4) $2.5 million of corporate notes.

Land Option Contracts and Other Similar Contracts

At March 31, 2024, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $1.13 billion. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters
The Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At both March 31, 2024 and December 31, 2023, we had $1.0 million reserved for legal expenses.
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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis via a quantitative test during the fourth quarter of 2023, and there was no impairment recorded at December 31, 2023. At March 31, 2024, no indicators for impairment existed and therefore no impairment was recorded. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen or other events occur that could impact the fair value of the reporting unit.

NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $650 million and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $800 million, subject to obtaining additional commitments from lenders. The Credit Facility matures on December 9, 2026. Interest on amounts borrowed under the Credit Facility is payable at multiple interest rate options including one, three or six month adjusted term SOFR (subject to a floor of 0.25%) plus a margin of 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio). The Credit Facility also contains certain financial covenants. At March 31, 2024, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $2.03 billion of availability for additional senior debt at March 31, 2024. As a result, the full $650 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At March 31, 2024, there were no borrowings outstanding and $70.8 million of letters of credit outstanding, leaving a net remaining borrowing availability of $579.2 million. The Credit Facility includes a $250 million sub-facility for letters of credit.
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
Notes Payable - Financial Services
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $300 million (subject to increases and decreases during certain periods). The borrowing availability under the MIF Mortgage Repurchase Facility is $240 million through September 17, 2024 and will increase to $270 million from September 18, 2024 until maturity. The MIF Mortgage Repurchase Facility expires on October 22, 2024. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate based on Daily Adjusting One-Month Term SOFR plus a margin as defined in the repurchase agreement. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At March 31, 2024, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At March 31, 2024 and December 31, 2023, M/I Financial’s maximum borrowing availability under its credit facility was $240.0 million and $300.0 million, respectively. At March 31, 2024 and December 31, 2023, M/I Financial had $224.3 million and $165.8 million, respectively, in borrowings outstanding under its credit facility.
Senior Notes
As of both March 31, 2024 and December 31, 2023, we had $300.0 million of our 2030 Senior Notes outstanding. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year, and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior

Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As of both March 31, 2024 and December 31, 2023, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price is currently 102.475% of the principal amount outstanding, but will decline to 101.238% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2025 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.
The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of March 31, 2024, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of March 31, 2024, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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
The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $852.5 million at March 31, 2024 and $813.7 million at December 31, 2023. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors (see Note 12 to our financial statements for more information).

NOTE 9. Earnings Per Common Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per common share for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(In thousands, except per common share amounts)	2024	2023
NUMERATOR
Net income	$138,061	$103,066
DENOMINATOR
Basic weighted average shares outstanding	28,052	27,602
Dilutive securities	836	703
Diluted weighted average shares outstanding	28,888	28,305
Earnings per common share:
Basic	$4.92	$3.73
Diluted	$4.78	$3.64
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	—	266
NOTE 10. Income Taxes
The Inflation Reduction Act (IRA) was enacted on August 16, 2022 to address the high cost of prescription drugs, healthcare availability, climate change and inflation. The IRA extended the energy efficient homes credit through 2032 and, as a result, the Company recognized a $0.6 million tax benefit for energy efficient homes credit during the first three months of 2024. The Company recognized a $0.9 million tax benefit for energy efficient homes credit in 2023's first three months.
During the three months ended March 31, 2024 and 2023, the Company recorded a tax provision of $42.2 million and $32.9 million, respectively, which reflects income tax expense related to income before income taxes for the periods. The effective tax rate for the three months ended March 31, 2024 and 2023 was 23.4% and 24.2%, respectively. The decrease in the effective rate from the three months ended March 31, 2023 was primarily attributable to an increase in tax benefit from equity compensation in 2024.

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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment, revenue, operating income (loss) and interest (income) expense - net for the three months ended March 31, 2024 and 2023, as well as the Company’s income before income taxes for such periods:

	Three Months Ended March 31,
(In thousands)	2024	2023
Revenue:
Northern homebuilding	$408,520	$382,730
Southern homebuilding	611,221	592,519
Financial services (a)	26,962	25,281
Total revenue	$1,046,703	$1,000,530

Operating income (loss):
Northern homebuilding	$58,061	$39,160
Southern homebuilding	117,843	97,612
Financial services (a)	15,187	14,968
Less: Corporate selling, general and administrative expense	(17,772)	(17,154)
Total operating income	$173,319	$134,586

Interest (income) expense - net:
Northern homebuilding	$(80)	$(46)
Southern homebuilding	(398)	(2)
Financial services (a)	2,875	2,327
Corporate	(9,317)	(3,668)
Total interest income, net of interest expense	$(6,920)	$(1,389)

Other income	—	(7)

Income before income taxes	$180,239	$135,982
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

The following tables show total assets by segment at March 31, 2024 and December 31, 2023:

	March 31, 2024
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$9,473	$42,007		$—	$51,480
Inventory (a)	990,437	1,732,248		—	2,722,685
Investments in joint venture arrangements	—	59,146		—	59,146
Other assets	42,488	116,548	(b)	1,219,604	1,378,640
Total assets	$1,042,398	$1,949,949		$1,219,604	$4,211,951

	December 31, 2023
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,990	$42,618		$—	$51,608
Inventory (a)	1,016,982	1,728,561		—	2,745,543
Investments in joint venture arrangements	—	44,011		—	44,011
Other assets	37,171	104,306	(b)	1,039,801	1,181,278
Total assets	$1,063,143	$1,919,496		$1,039,801	$4,022,440
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

The Company repurchased 0.2 million outstanding common shares at an aggregate purchase price of $25.3 million under the 2021 Share Repurchase Program during the first quarter of 2024. As of March 31, 2024, $102.5 million remained available for repurchases under the 2021 Share Repurchase Program.
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
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended March 31,
(In thousands)	2024	2023
Housing	$1,016,513	$974,946
Land sales	3,228	303
Financial services (a)	26,962	25,281
Total revenue	$1,046,703	$1,000,530
(a)Revenue includes hedging losses of $2.9 million for the three months ended March 31, 2024 and hedging gains of $4.2 million for the three months ended March 31, 2023. Hedging gains/losses do not represent revenue recognized from contracts with customers.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 97% of our total revenues for the three months ended March 31, 2024 and 2023, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.
NOTE 14. Stock-Based Compensation
The Company maintains the M/I Homes, Inc. 2018 Long-Term Incentive Plan (the “2018 LTIP”), an equity compensation plan administered by the Compensation Committee of our Board of Directors. Under the 2018 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards (awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of our common shares), and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the 2018 LTIP authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 4,211,261 common shares, of which 974,452 remain available for grant at March 31, 2024.

The 2018 LTIP replaced the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the “2009 LTIP”), which was terminated immediately following our 2018 Annual Meeting of Shareholders. Awards outstanding under the 2009 LTIP Plan remain in effect in accordance with their respective terms.
Stock Options
The Company did not any issue stock option awards in 2024. Total stock-based compensation expense related to stock option awards that were issued in previous years that has been charged against income was $1.5 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively.  As of March 31, 2024, there was a total of $16.0 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense over a weighted average period of 2.1 years.
Employee Restricted Share Units
In lieu of issuing stock option awards, on February 15, 2024, the Company awarded certain of its employees 133,149 (in the aggregate) restricted share units under the 2018 LTIP, at a price of $124.66 (the closing price of our common shares on the New York Stock Exchange on such date) that vest ratably over a three-year period (subject to the employee’s continued service on the vesting date (except in certain circumstances)) and will be settled in common shares. Stock-based compensation expense for our employee restricted share units is recognized over the period of the award (amortized over three years). The Company recognized compensation expense related to the awards of $0.7 million in 2024. As of March 31, 2024, there was a total of $15.9 million of unrecognized compensation expense related to unvested restricted share units that will be recognized as stock-based compensation expense over a weighted average period of 1.9 years.
Performance Share Unit Awards
On February 15, 2024, February 15, 2023 and February 17, 2022, the Company awarded its executive officers (in the aggregate) a target number of performance share units (“PSU’s”) equal to 20,856, 27,243 and 33,619 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”). The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative annual pre-tax income from operations, excluding extraordinary items, as defined in the underlying award agreements with the executive officers, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $124.66 and $112.53 for the 2024 PSU’s, respectively, $58.73 and $64.45 for the 2023 PSU’s, respectively, and $47.59 and $50.51 for the 2022 PSU’s, respectively. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized less than $0.1 million in stock-based compensation expense during the first quarter of 2024 related to the Market Condition portion of the 2024, 2023 and 2022 PSU awards. There was a total of $0.4 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2024, 2023 and 2022 PSU awards as of March 31, 2024.
For the portion of the PSU’s subject to the Performance Condition, we recognize stock-based compensation expense on a straight-line basis over the Performance Period based on the probable outcome of the related Performance Condition. Otherwise, stock-based compensation expense recognition is deferred until probability is attained and a cumulative stock-based compensation expense adjustment is recorded and recognized ratably over the remaining service period. The Company reassesses the probability of the satisfaction of the Performance Condition on a quarterly basis, and stock-based compensation expense is adjusted based on the portion of the requisite service period that has passed. As of March 31, 2024, the Company had not recognized any stock-based compensation expense related to the Performance Condition portion of the 2024 PSU awards. If the Company achieves the minimum performance levels for the Performance Conditions to be met for the 2024 PSU

awards, the Company would record unrecognized stock-based compensation expense of $1.0 million as of March 31, 2024, for which $0.1 million would be immediately recognized had attainment been probable at March 31, 2024. The Company recognized a total of $0.3 million of stock-based compensation expense related to the Performance Condition portion of the 2022 and 2023 PSU awards during the first quarter of 2024 based on the probability of attaining the respective performance conditions. The Company has a total of $1.2 million of unrecognized stock-based compensation expense for the 2022 and 2023 PSU awards as of March 31, 2024.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 153,900 homes since commencing homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Ft. Myers/Naples, Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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
FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors, including, without limitation, factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities, construction defects, product liability and warranty claims and various governmental rules and regulations.  See “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), as the same may be updated from time to time in our subsequent filings with the SEC, for more information regarding those risk factors.
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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and assumptions on historical experience and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and assumptions and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.  See Note 1 (Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2023 Form 10-K for additional information about our accounting policies.
We believe that there have been no significant changes to our critical accounting policies during the quarter ended March 31, 2024 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Form 10-K.
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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee
Overview
For the quarter ended March 31, 2024, we achieved first quarter record levels of homes delivered and revenue, while also improving our gross margin by 360 basis points to 27% when compared to 2023’s first quarter, leading us to first quarter records in income before income taxes, net income and diluted earnings per share. In addition, while not a record, our new contracts for the first quarter of 2024 increased 17% compared to the first quarter of 2023 as we experienced improvements in homebuyer demand as a result of the limited supply of resale and new home inventory and potential homebuyers adjusting to the interest rate environment compared to the hesitation that appeared to exist in 2023’s first quarter. We also had strong cash flow and liquidity and ended the quarter with low leverage.

We achieved the following results during the first quarter of 2024 in comparison to the first quarter of 2023:
•Revenue increased 5% to $1.05 billion (a first quarter record)
•Number of homes delivered increased 8% to 2,158 homes (a first quarter record);
•Income before income taxes increased 33% to $180.2 million (a first quarter record);
•Net income increased 34% to $138.1 million (a first quarter record);
•New contracts increased 17% to 2,547 from 2,171 (second highest first quarter in Company history);
•Shareholders’ equity of $2.64 billion (a record high for the Company);
•Book value per common share increased to a record high $95 per share; and
•Homebuilding debt to capital ratio was 21%.

In addition to the results described above, our financial services operations also achieved strong income before income taxes for the first quarter of 2024, benefiting from higher margins and an increase in loans originated.

Our company-wide absorption pace of sales per community for the first quarter of 2024 improved to 3.9 per month compared to 3.7 per month for the prior year’s first quarter as a result of the 17% increase in the number of new contracts during the quarter compared to prior year, partially offset by a smaller 9% increase in our average community count to 216 for the first quarter of 2024 from 198 for the first quarter of 2023. We plan to open additional new communities during 2024 and increase our average community count by approximately 10% from 2023.
Summary of Company Financial Results

Income before income taxes for the first quarter of 2024 increased 33% from $136.0 million in the first quarter of 2023 to a first quarter record $180.2 million in 2024. We achieved first quarter record net income of $138.1 million, or $4.78 per diluted share, in 2024's first quarter, compared to net income of $103.1 million, or $3.64 per diluted share, in 2023's first quarter. Our effective tax rate was 23.4% in 2024’s first quarter compared to 24.2% in 2023.
During the quarter ended March 31, 2024, we achieved record first quarter total revenue of $1.05 billion, of which $1.02 billion was from homes delivered, $3.2 million was from land sales and $27.0 million was from our financial services operations. Revenue from homes delivered increased 4% in 2024's first quarter compared to the same period in 2023 driven primarily by an 8% increase in the number of homes delivered (151 units), offset partially by a 3% decrease in the average sales price of homes delivered ($15,000 per home delivered). Revenue from land sales increased $2.9 million from the first quarter of 2023 due to more land sales in the current year compared to the prior year. Revenue from our financial services segment increased 7% to $27.0 million in the first quarter of 2024 as a result of higher margins on and an increase in loans sold during the period compared to the first quarter of 2023, partially offset by a decrease in the average loan amount.
Total gross margin (total revenue less total land and housing costs) increased $48.7 million in the first quarter of 2024 compared to the first quarter of 2023 as a result of a $47.0 million improvement in the gross margin of our homebuilding operations (housing gross margin and land sales gross margin) and a $1.7 million increase in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $45.7 million and our housing gross margin percentage improved by 360 basis points to 25.1% from 21.5%. The improvement in both gross margin and gross margin percentage primarily resulted from the 8% increase in homes delivered and a decrease in construction costs. Our housing gross margin may fluctuate from quarter to quarter depending on the mix of communities delivering homes due to the variation in margin between different communities. Our gross margin on land sales (land sale gross margin) increased $1.3 million in the first quarter of 2024 compared to the first quarter of 2023 as a result of the mix of lots sold in the current year compared to the prior year. The gross margin of our financial services operations increased $1.7 million in the first quarter of 2024 compared to the first quarter of 2023 as a result of higher margins on and an increased number of loans sold, and an increase in the number of loan originations, offset partially by a decrease in the average loan amount during the first quarter of 2024 compared to the first quarter of 2023.
We opened 21 new communities during the first quarter of 2024 and closed 15 communities. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. The mix of communities delivering homes may cause fluctuations in our new contracts and housing gross margin from year to year.
For the three months ended March 31, 2024, selling, general and administrative expense increased $10.0 million, and increased as a percentage of revenue from 10.0% in the first quarter of 2023 to 10.5% in the first quarter of 2024. Selling expense increased $4.9 million from 2023's first quarter and increased as a percentage of revenue to 5.2% in 2024's first quarter from 4.9% for the same period in 2023. Variable selling expense for sales commissions contributed $3.9 million to the increase due to the higher number of homes delivered as well as higher co-op rates during the period compared to prior year. Non-variable selling expense increased $1.0 million primarily as a result of increased costs associated with our sales offices and models due to our increase in community count from prior year. General and administrative expense increased $5.1 million compared to the first quarter of 2023 and increased as a percentage of revenue from 5.1% in the first quarter of 2023 to 5.4% in the first quarter of 2024. The increase in general and administrative expense was primarily due to a $2.7 million increase in compensation-related expenses, a $0.7 million increase in land-related expenses, a $0.7 million increase in computer costs, a $0.4 million increase in professional fees, and a $0.6 million increase in miscellaneous expenses.

Outlook
Housing market conditions improved over the first quarter of 2024 compared to the same period in 2023. However, the housing market remains subject to unpredictability as a result of uncertainty regarding the near-term direction of mortgage interest rates as well as various macroeconomic conditions, including labor and material costs and availability, inflation, and the economic concerns of our potential homebuyers. The extent to which these factors will impact our business is unpredictable. We believe that we are well positioned to manage through these economic conditions with our affordable product offerings, land position and planned new community openings. We remain sensitive to potential changes in market conditions, and continue to focus on controlling overhead leverage, carefully managing our investment in land and land development spending and selectively offering incentives for closing cost assistance or mortgage rate buydowns. Our strong balance sheet and liquidity position should also provide us with flexibility through changing economic conditions. However, we cannot provide any assurances that the strategic business objectives listed below will remain successful, and we may need to adjust elements of our strategy to effectively address evolving market conditions.

We expect to emphasize the following strategic business objectives throughout the remainder of 2024:
•managing our land spend and inventory levels;
•improving our construction cycle times;
•opening new communities;
•managing overhead spend;
•maintaining a strong balance sheet and liquidity levels; and
•emphasizing customer service, product quality and design, and premier locations.
During the first three months of 2024, we invested $107.7 million in land acquisitions and $119.4 million in land development compared to $45.6 million and $92.4 million, respectively, during the first three months of 2023. We invested in more land acquisitions in the first quarter of 2024 compared to the first quarter of 2023 in line with the land supply needs of our divisions. In the first quarter of 2024, we invested more in land development than in land acquisitions in order to finish lots needed to start homes and allow us to open new communities. We continue to closely review our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land and investment spend accordingly.
We ended the first quarter of 2024 with approximately 47,500 lots under control, which represents an approximately six-year supply of lots based on the past twelve months of homes delivered, including certain lots that we anticipate selling to third parties. This represents a 16% increase from our approximately 40,700 lots under control at the end of last year’s first quarter.
We opened 21 communities and closed 15 communities in the first quarter of 2024, ending the first quarter with 219 active communities, compared to 200 at the end of last year’s first quarter. Although the timing of opening new communities and closing existing communities is subject to substantial variation, we expect to grow our average community count by approximately 10% by the end of 2024.

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest (income) expense - net for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023
Revenue:
Northern homebuilding	$408,520	$382,730
Southern homebuilding	611,221	592,519
Financial services (a)	26,962	25,281
Total revenue	$1,046,703	$1,000,530

Gross margin:
Northern homebuilding	$88,809	$66,500
Southern homebuilding	167,572	142,845
Financial services (a)	26,962	25,281
Total gross margin	$283,343	$234,626

Selling, general and administrative expense:
Northern homebuilding	$30,748	$27,340
Southern homebuilding	49,729	45,233
Financial services (a)	11,775	10,313
Corporate	17,772	17,154
Total selling, general and administrative expense	$110,024	$100,040

Operating income (loss):
Northern homebuilding	$58,061	$39,160
Southern homebuilding	117,843	97,612
Financial services (a)	15,187	14,968
Less: Corporate selling, general and administrative expense	(17,772)	(17,154)
Total operating income	$173,319	$134,586

Interest (income) expense - net:
Northern homebuilding	$(80)	$(46)
Southern homebuilding	(398)	(2)
Financial services (a)	2,875	2,327
Corporate	(9,317)	(3,668)
Total interest income - net of interest expense	$(6,920)	$(1,389)

Other expense (income)	—	(7)

Income before income taxes	$180,239	$135,982
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at March 31, 2024 and December 31, 2023:

	At March 31, 2024
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$9,473	$42,007		$—	$51,480
Inventory (a)	990,437	1,732,248		—	2,722,685
Investments in joint venture arrangements	—	59,146		—	59,146
Other assets	42,488	116,548	(b)	1,219,604	1,378,640
Total assets	$1,042,398	$1,949,949		$1,219,604	$4,211,951

	At December 31, 2023
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,990	$42,618		$—	$51,608
Inventory (a)	1,016,982	1,728,561		—	2,745,543
Investments in joint venture arrangements	—	44,011		—	44,011
Other assets	37,171	104,306	(b)	1,039,801	1,181,278
Total assets	$1,063,143	$1,919,496		$1,039,801	$4,022,440
(a)Inventory includes: single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Northern Region
Homes delivered	843	797
New contracts, net	1,162	828
Backlog at end of period	1,567	1,087
Average sales price of homes delivered	$483	$480
Average sales price of homes in backlog	$525	$515
Aggregate sales value of homes in backlog	$822,226	$559,536
Housing revenue	$407,520	$382,630
Land sale revenue	$1,000	$100
Operating income homes (a)	$57,656	$39,156
Operating income land	$405	$4
Number of average active communities	102	101
Number of active communities, end of period	101	104
Southern Region
Homes delivered	1,315	1,210
New contracts, net	1,385	1,343
Backlog at end of period	1,824	2,214
Average sales price of homes delivered	$463	$490
Average sales price of homes in backlog	$530	$526
Aggregate sales value of homes in backlog	$967,114	$1,165,014
Housing revenue	$608,993	$592,316
Land sale revenue	$2,228	$203
Operating income homes (a)	$116,935	$97,619
Operating income (loss) land	$908	$(7)
Number of average active communities	114	97
Number of active communities, end of period	118	96
Total Homebuilding Regions
Homes delivered	2,158	2,007
New contracts, net	2,547	2,171
Backlog at end of period	3,391	3,301
Average sales price of homes delivered	$471	$486
Average sales price of homes in backlog	$528	$522
Aggregate sales value of homes in backlog	$1,789,340	$1,724,550
Housing revenue	$1,016,513	$974,946
Land sale revenue	$3,228	$303
Operating income homes (a)	$174,591	$136,775
Operating income (loss) land	$1,313	$(3)
Number of average active communities	216	198
Number of active communities, end of period	219	200
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Financial Services
Number of loans originated	1,556	1,258
Value of loans originated	$600,946	$494,461

Revenue	$26,962	$25,281
Less: Selling, general and administrative expenses	11,775	10,313
Less: Interest expense	2,875	2,327
Income before income taxes	$12,312	$12,641

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Northern	7.2%	10.8%
Southern	9.2%	14.0%

Total cancellation rate	8.3%	12.8%

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
Year Over Year Comparison
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Northern Region. During the three months ended March 31, 2024, homebuilding revenue in our Northern region increased $25.8 million, from $382.7 million in the first quarter of 2023 to $408.5 million in the first quarter of 2024. This 7% increase in homebuilding revenue was primarily the result of a 6% increase in the number of homes delivered (46 more units), which was primarily the result of mix, a 1% increase in the average sales price of homes delivered ($3,000 per home delivered), and a $0.9 million increase in land sale revenue. Operating income in our Northern region increased $18.9 million from $39.2 million in the first quarter of 2023 to $58.1 million during the quarter ended March 31, 2024. This increase in operating income was the result of a $22.3 million improvement in our gross margin offset partially by a $3.4 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $21.9 million and our housing gross margin percentage improved 430 basis points to 21.7% in the first quarter of 2024 from 17.4% in the prior year’s first quarter. These improvements were primarily due to the increase in the number of homes delivered in addition to the mix of homes being delivered compared to prior year. Our land sale gross margin improved $0.4 million in the first quarter of 2024 compared to the same period in 2023 as a result of the mix of lots sold in the current year compared to the prior year.

Selling, general and administrative expense increased $3.4 million, from $27.3 million for the quarter ended March 31, 2023 to $30.7 million for the quarter ended March 31, 2024 and increased as a percentage of revenue to 7.5% in 2024's first quarter from 7.1% in 2023's first quarter. The increase in selling, general and administrative expense was attributable to a $2.9 million increase in selling expense primarily due to a $2.6 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered as well as a $0.3 million increase in non-variable selling expense primarily as a result of increased costs associated with our sales offices and models due to our increase in community count compared to prior year. This increase in selling, general and administrative expense was also attributable to a $0.5 million increase in general and administrative expense, which was primarily related to an increase in compensation-related expenses.
During the three months ended March 31, 2024, we experienced a 40% increase in new contracts in our Northern region, from 828 in the first quarter of 2023 to 1,162 in the first quarter of 2024. The increase in new contracts was primarily due to the increase in overall demand compared to prior year. Homes in backlog increased 44% from 1,087 homes at March 31, 2023 to 1,567 homes at March 31, 2024. The increase in backlog was primarily a result of improved demand compared to prior year. Average sales price in backlog increased to $525,000 at March 31, 2024 compared to $515,000 at March 31, 2023 primarily due to the mix of homes being sold. During the first quarter of 2024, we opened seven new communities in our Northern region compared to 11 during the first quarter of 2023. Our monthly absorption rate in our Northern region improved to 3.8 per community in the first quarter of 2024 compared to 2.7 per community in 2023's first quarter due to the increase in new contracts during the quarter, partially offset by a smaller increase in our average communities compared to prior year.
Southern Region. During the three month period ended March 31, 2024, homebuilding revenue in our Southern region increased $18.7 million, from $592.5 million in the first quarter of 2023 to $611.2 million in the first quarter of 2024. This 3% increase in homebuilding revenue was the result of a 9% increase in the number of homes delivered (105 more units) due to increased availability of inventory homes, offset partially by a 6% decrease in the average sales price of homes delivered ($27,000 per home delivered), which was primarily due to mix. Operating income in our Southern region increased $20.2 million from $97.6 million in the first quarter of 2023 to $117.8 million during the quarter ended March 31, 2024. This increase in operating income was the result of a $24.7 million improvement in our gross margin, offset partially by a $4.5 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $23.8 million, due primarily to the increase in the number of homes delivered during the period and the mix of homes being delivered compared to prior year, offset partially by the decrease in the average sales price of homes delivered. Our housing gross margin percentage improved from 24.1% in prior year’s first quarter to 27.4% in the first quarter of 2024, primarily due to the mix of homes being delivered, offset partially by the decrease in average sales price of homes delivered compared to prior year. Our land sale gross margin improved $0.9 million in the first quarter of 2024 compared to the first quarter of 2023 as a result of the mix of lots sold in the current year compared to the prior year.
Selling, general and administrative expense increased $4.5 million from $45.2 million in the first quarter of 2023 to $49.7 million in the first quarter of 2024 and increased as a percentage of revenue to 8.1% from 7.6% in the first quarter of 2023. The increase in selling, general and administrative expense was attributable to a $2.0 million increase in selling expense primarily due to a $1.3 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered as well as a $0.7 million increase in non-variable selling expense primarily as a result of increased costs associated with our sales offices and models due to our increased community count. This increase in selling, general and administrative expense was also attributable to a $2.5 million increase in general and administrative expense, which was due to a $1.4 million increase in compensation-related expenses, a $0.8 million increase in land-related expenses, and a $0.3 million increase in professional fees.
During the three months ended March 31, 2024, we experienced a 3% increase in new contracts in our Southern region, from 1,343 in the first quarter of 2023 to 1,385 in the first quarter of 2024, which was primarily due to our increased community count compared to prior year. Homes in backlog decreased, however, by 18% from 2,214 homes at March 31, 2023 to 1,824 homes at March 31, 2024, primarily as a result of improved construction cycle times allowing us to deliver homes in backlog at a faster rate compared to last year as well as specs sold and closed in the same quarter. Average sales price in backlog increased to $530,000 at March 31, 2024 from $526,000 at March 31, 2023 primarily due to the mix of homes being sold. During the three months ended March 31, 2024, we opened 14 new communities in our Southern region compared to opening eight communities during 2023's first quarter. Our monthly absorption rate in our Southern region declined to 4.0 per community in the first quarter of 2024 compared to 4.6 per community in the first quarter of 2023 as a result of our 18% increase in our average communities compared to prior year, partially offset by a smaller increase in new contracts during the quarter.
Financial Services. Revenue from our mortgage and title operations increased 7% to $27.0 million in the first quarter of 2024 from $25.3 million in the first quarter of 2023 due to higher margins on loans sold during the period compared to prior year’s first quarter and a 24% increase in the number of loan originations from 1,258 in 2023's first quarter to 1,556 in the first quarter of 2024, partially offset by a decrease in the average loan amount from $393,000 in the quarter ended March 31, 2023 to $386,000 in the quarter ended March 31, 2024.
Our financial services segment experienced a $0.2 million increase in operating income in the first quarter of 2024 compared to 2023's first quarter, which was primarily due to the increase in revenue discussed above offset, in part, by a $1.5 million increase in selling, general and administrative expense compared to the first quarter of 2023, which was primarily the result of a $0.8 million increase in compensation-related expenses and a $0.7 million increase in other miscellaneous expenses.
At March 31, 2024, M/I Financial provided financing services in all of our markets. Approximately 88% of our homes delivered during the first quarter of 2024 were financed through M/I Financial, compared to 78% in the first quarter of 2023.

Capture rate is influenced by financing availability and competition in the mortgage market and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $0.6 million from $17.2 million for the first quarter of 2023 to $17.8 million for the first quarter of 2024. This increase primarily resulted from an increase in equity compensation-related expenses.
Interest Income, net of Interest Expense. The Company earned $6.9 million of interest income - net for the three months ended March 31, 2024 compared to earning $1.4 million of interest income - net for the three months ended March 31, 2023. This increase was primarily due to a higher average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 23.4% for the three months ended March 31, 2024 and 24.2% for the three months ended March 31, 2023. The decrease in the effective tax rate from the three months ended March 31, 2023 was primarily attributable to an increase in tax benefit from equity compensation in 2024.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At March 31, 2024, we had $870.2 million of cash, cash equivalents and restricted cash, with $869.7 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $137.1 million increase in unrestricted cash and cash equivalents from December 31, 2023. The increase in cash is primarily due to house closings, the timing of land spend compared to prior year as well as a larger beginning of year balance on hand. Our principal uses of cash for the three months ended March 31, 2024 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, and debt service requirements, including the repayment of amounts outstanding under our credit facilities, and the repurchase of $25.3 million of our outstanding common shares under our 2021 Share Repurchase Program (as defined below). In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans, the sale of mortgage servicing rights, excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
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

As of March 31, 2024, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities in an aggregate principal amount of $924.3 million, with $224.3 million payable within 12 months. Future interest payments associated with these notes payable totaled $150.5 million as of March 31, 2024, with $31.9 million payable within 12 months.
As of March 31, 2024, there were no borrowings outstanding and $70.8 million of letters of credit outstanding under our $650 million Credit Facility, leaving $579.2 million available. We expect to continue managing our balance sheet and liquidity carefully in the remainder of 2024 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in 2024 from cash receipts, excess cash balances and availability under our credit facilities.
During the first quarter of 2024, we delivered 2,158 homes, started 2,135 homes, ended the quarter with 4,500 homes under construction compared to 4,300 at the end of last year’s first quarter, and spent $107.7 million on land purchases and $119.4 million on land development.

We are actively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of March 31, 2024, we had a total of 23,631 lots under contract, with an aggregate purchase price of approximately $1.13 billion, to be acquired during the remainder of 2024 through 2029.
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

Operating Cash Flow Activities. During the three-month period ended March 31, 2024, we generated $115.8 million of cash from operating activities, compared to generating $251.5 million of cash from operating activities during the first quarter of 2023. The cash provided by operating activities in the first quarter of 2024 was primarily a result of net income of $138.1 million, $61.6 million of proceeds from the sale of mortgage loans net of mortgage loan originations, a $15.8 million decrease in inventory purchases due to delays and timing of land purchases and an increase of $52.9 million in accounts payable and other liabilities, offset, in part, by a decrease in accrued compensation totaling $40.0 million. The cash provided by operating activities during the first quarter of 2023 was primarily a result of net income of $103.1 million, $19.9 million of proceeds from the sale of mortgage loans net of mortgage loan originations, a $175.3 million decrease in inventory due to decline in demand and an increase of $15.9 million in customer deposits and other liabilities, offset, in part, by an increase in accounts payable and accrued compensation totaling $59.1 million and an increase in other assets of $4.6 million.
Investing Cash Flow Activities. During the first quarter of 2024, we used $17.1 million of cash in investing activities, compared to using $4.8 million of cash in investing activities during the first quarter of 2023. The cash used in investing activities in the first quarter of 2024 was primarily a result of a $23.7 million increase in our investment in joint venture arrangements, offset, in part, by $6.9 million of proceeds from the sale of a portion of our mortgage servicing rights. The cash used in investing activities during the first quarter of 2023 was primarily a result of an increase in our investment in joint venture arrangements and purchase of property and equipment.

Financing Cash Flow Activities. During the three months ended March 31, 2024, we generated $38.7 million of cash in financing activities, compared to using $15.7 million of cash in financing activities during the first three months of 2023. The cash provided by from financing activities in 2024 was primarily due to proceeds from borrowings (net of repayments) under our M/I Financial credit facility of $58.5 million and $5.5 million in proceeds from the exercise of stock options during the first quarter of 2024, offset partially by the repurchase of $25.3 million of our outstanding common shares during the first quarter of 2024. The cash used in financing activities in the first quarter of 2023 was primarily due to repayments of $22.1 million (net of proceeds from borrowings) under our two then-outstanding M/I Financial credit facilities, offset partially by the $6.4 million in proceeds from the exercise of stock options during the first quarter of 2023.

On July 28, 2021, the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company was permitted to purchase up to $100 million of its outstanding common shares (the “2021 Share Repurchase Program”). On February 17, 2022, the Company announced that its Board of Directors approved a $100 million increase to its 2021 Share Repurchase Program. On November 15, 2023, the Company announced that its Board of Directors approved an additional increase of $100 million, for a total of $300 million authorized for repurchases under the 2021 Share Repurchase Program. During the first quarter of 2024, the Company repurchased 0.2 million outstanding common shares for an aggregate purchase price of $25.3 million under the 2021 Share Repurchase Program which was funded with cash on hand. As of March 31, 2024, the Company is authorized to repurchase an additional $102.5 million of outstanding common shares under the 2021 Share Repurchase Program (see Note 12 to our financial statements for more information).
Based on current market conditions, expected capital needs and availability, and the current market price of the Company’s common shares, we expect to continue repurchasing shares during the remainder of 2024. The timing and amount of any future purchases under the 2021 Share Repurchase Program will be based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements.

At March 31, 2024 and December 31, 2023, our ratio of homebuilding debt to capital was 21% and 22%, respectively, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes and our 2028 Senior Notes) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
Included in the table below is a summary of our available sources of cash from the Credit Facility and the MIF Mortgage Repurchase Facility as of March 31, 2024:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$579,186
Notes payable – financial services (b)	(b)	$224,321	$45
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $2.03 billion of availability for additional senior debt at March 31, 2024. As a result, the full $650 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $70.8 million of letters of credit outstanding at March 31, 2024, leaving $579.2 million available. The Credit Facility has an expiration date of December 9, 2026.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Repurchase Facility, which may be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of M/I Financial's repurchase agreement as of March 31, 2024, which was $240 million. The MIF Mortgage Repurchase Facility has an expiration date of October 22, 2024.
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

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $250 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $1.60 billion at March 31, 2024 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).

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

As of March 31, 2024, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of March 31, 2024:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$1,598.4	$2,555.6
Leverage Ratio	≤	0.60	-0.04
Interest Coverage Ratio	≥	1.5 to 1.0	21.33 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$766.7	$6.0
Unsold Housing Units and Model Homes	≤	2,924	1,276

Notes Payable - Financial Services.

MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provides for a maximum borrowing availability of $300 million (subject to increases and decreases during certain periods). The borrowing availability under the MIF Mortgage Repurchase Facility is $240 million through September 17, 2024 and will increase to $270 million from September 18, 2024 until maturity. The MIF Mortgage Repurchase Facility expires on October 22, 2024. As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Repurchase Facility was set at approximately one year and is under consideration for extension annually by the participating lenders. We expect to extend the MIF Mortgage Repurchase Facility on or prior to the current expiration date of October 22, 2024, but we cannot provide any assurance that we will be able to obtain such an extension.

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

As of March 31, 2024, there was $224 million outstanding under the MIF Mortgage Repurchase Facility (which at the time had a maximum borrowing availability of $240 million), and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Repurchase Facility, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of March 31, 2024:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	12.0 to 1.0	5.37 to 1.0
Liquidity	≥	$10.0	$35.9
Adjusted Net Income	>	$0.0	$19.7
Tangible Net Worth	≥	$25.0	$44.5

Senior Notes.

3.95% Senior Notes. On August 23, 2021, the Company issued $300.0 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of March 31, 2024, the Company was in compliance with all terms, conditions, and covenants under the indenture.

4.95% Senior Notes. On January 22, 2020, the Company issued $400.0 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of March 31, 2024, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 8 to our financial statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.
Supplemental Financial Information.
As of March 31, 2024, M/I Homes, Inc. had $300.0 million aggregate principal amount of its 2030 Senior Notes and $400.0 million aggregate principal amount of its 2028 Senior Notes outstanding.
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

Summarized Balance Sheet Data

(In thousands)	As of March 31, 2024	As of December 31, 2023
Assets:
Cash	$828,379	$695,810
Investment in joint venture arrangements	$53,508	$38,373
Amounts due from Non-Guarantor Subsidiaries	$7,753	$6,949
Total assets	$3,903,567	$3,769,713

Liabilities and Shareholders’ Equity:
Total liabilities	$1,320,035	$1,306,433
Shareholders’ equity	$2,583,532	$2,463,280

Summarized Statement of Income Data

Three Months Ended
(In thousands)	March 31, 2024
Revenues	$1,019,741
Land and housing costs	$763,360
Selling, general and administrative expense	$97,921
Income before income taxes	$168,254
Net income	$404,189

Weighted Average Borrowings. For the three months ended March 31, 2024 and 2023, our weighted average borrowings outstanding were $719.0 million and $750.5 million, respectively, with a weighted average interest rate of 5.29% and 5.26%, respectively. The decrease in our weighted average borrowings related to decreased borrowings under our M/I Financial credit facility during the first quarter of 2024 compared to the same period in 2023. The increase in our weighted average borrowing rate was due to higher interest rates on our credit facility in 2024 compared to the prior year.
At both March 31, 2024 and December 31, 2023, we had no borrowings outstanding under the Credit Facility. Based on our currently anticipated spending on home construction, overhead expenses and land acquisition and development during 2024, offset by expected cash receipts from home deliveries and other sources, we do not expect to incur borrowings under the Credit Facility during 2024. To the extent we elect to borrow under the Credit Facility during the remainder of 2024, the actual amount borrowed and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2021 Share Repurchase Program and any other extraordinary events or transactions.  The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $70.8 million of letters of credit issued and outstanding under the Credit Facility at March 31, 2024. During the three months ended March 31, 2024, the average daily amount of letters of credit outstanding under the Credit Facility was $64.9 million and the maximum amount of letters of credit outstanding under the Credit Facility was $70.8 million.

At March 31, 2024, M/I Financial had $224.3 million outstanding under the MIF Mortgage Repurchase Facility.  During the three months ended March 31, 2024, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $19.0 million and the maximum amount outstanding was $224.3 million, which occurred during March 2024.
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
The annual rate of inflation in the United States was 3.5% in March 2024, as measured by the Consumer Price Index, up slightly from December 2023, but down significantly from 6.5% in December 2022 and 9.1% in June 2022 (which was the highest inflation rate experienced in 40 years). As the rate of inflation has declined from 2022’s historic levels, our costs have stabilized. However, continued increases in inflation rates could impact our costs, potentially reduce our gross margins, reduce the purchasing power of potential homebuyers, and negatively impact their ability and desire to buy a home.
Interest rates began to rise in the second half of 2023 from 6.5% at the end of 2022 to over 8% by the end of October 2023 (the highest rates since 2001). Rates declined slightly by the end of 2023 to approximately 7% and held steady during the first quarter of 2024 around 7%. Following the first quarter of 2024, rates have risen to over 7%. The higher mortgage interest rates are making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them.  Rising interest rates, as well as increased materials and labor costs, can also reduce gross margins.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility and the MIF Mortgage Repurchase Facility, which permitted borrowings of up to $890 million as of March 31, 2024, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2024	2023
Uncommitted IRLCs	$215,306	$174,274
FMBSs related to uncommitted IRLCs	217,000	174,000
Whole loan contracts and related mortgage loans held for sale	7,797	10,398
FMBSs related to mortgage loans held for sale	209,000	152,000
Mortgage loans held for sale covered by FMBSs	225,360	160,547

The table below shows the measurement of assets and liabilities at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2024	2023
Mortgage loans held for sale	$235,047	$176,329
Forward sales of mortgage-backed securities	21	(7,220)
Interest rate lock commitments	2,757	3,617
Whole loan contracts	(1,224)	(335)
Total	$236,601	$172,391

The following table sets forth the amount of (loss) gain recognized on assets and liabilities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Description (in thousands)	2024	2023
Mortgage loans held for sale	$(2,849)	$3,975
Forward sales of mortgage-backed securities	7,241	1,235
Interest rate lock commitments	(857)	3,498
Whole loan contracts	(892)	(380)
Total gain recognized	$2,643	$8,328

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of March 31, 2024. Because the MIF Mortgage Repurchase Facility is effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at March 31, 2024. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total	3/31/2024
ASSETS:
Mortgage loans held for sale:
Fixed rate	$238,927	—	—	—	—	—	$238,927	$235,047
Weighted average interest rate	6.33%	—	—	—	—	—	6.33%

LIABILITIES:
Long-term debt — fixed rate	—	—	—	—	$400,000	$300,000	$700,000	$646,125
Weighted average interest rate	—	—	—	—	2.83%	1.69%	4.52%
Short-term debt — variable rate	$224,321	—	—	—	—	—	$224,321	$224,321
Weighted average interest rate	7.18%	—	—	—	—	—	7.18%

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s legal proceedings are discussed in Note 6 to the Company’s Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors appearing in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a) Recent Sales of Unregistered Securities - None.
(b) Use of Proceeds - Not Applicable.
(c) Purchases of Equity Securities

Common shares purchased during the three months ended March 31, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

January 1, 2024 - January 31, 2024	—	$—	—	$127,801,416
February 1, 2024 - February 29, 2024	60,000	$123.19	60,000	$120,409,738
March 1, 2024 - March 31, 2024	140,000	$127.76	140,000	$102,523,768

Quarter ended March 31, 2024	200,000	$126.39	200,000	$102,523,768
(1)    On July 28, 2021, the Company announced that its Board of Directors authorized the 2021 Share Repurchase Program. On February 17, 2022, the Company announced that its Board of Directors approved an increase to the 2021 Share Repurchase Program by an additional $100 million, and on November 15, 2023, the Company announced that its Board of Directors approved an additional $100 million increase. Under the 2021 Share Repurchase Program, the Company may purchase up to $300 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The 2021 Share Repurchase Program does not have an expiration date and may be modified, suspended or discontinued at any time. See Note 12 to our Condensed Consolidated Financial Statements for additional information.

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
Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

M/I Homes, Inc.
(Registrant)

Date:	April 26, 2024	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 26, 2024	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)