Form 10-Q
period 2024-06-30
M/I HOMES, INC.
filed 2024-07-31
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024

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
Common shares, par value $.01 per common share: 27,411,758 shares outstanding as of July 29, 2024.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par values)	June 30, 2024	December 31, 2023

ASSETS:
Cash, cash equivalents and restricted cash	$837,458	$732,804
Mortgage loans held for sale	227,254	176,329
Inventory	2,938,464	2,797,151
Property and equipment - net	36,438	34,918
Investment in joint venture arrangements	46,180	44,011
Operating lease right-of-use assets	56,697	56,364
Deferred income tax asset	15,313	16,094
Goodwill	16,400	16,400
Other assets	165,866	148,369
TOTAL ASSETS	$4,340,070	$4,022,440

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$278,859	$204,678
Customer deposits	93,259	85,128
Operating lease liabilities	58,043	57,566
Other liabilities	232,566	252,303
Community development district obligations	17,517	19,339
Obligation for consolidated inventory not owned	1,534	26,899
Notes payable bank - financial services operations	222,792	165,844
Senior notes due 2028 - net	397,266	396,879
Senior notes due 2030 - net	297,117	296,865
TOTAL LIABILITIES	$1,598,953	$1,505,501

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both June 30, 2024 and December 31, 2023; issued 30,137,141 shares at both June 30, 2024 and December 31, 2023	$301	$301
Additional paid-in capital	350,554	349,907
Retained earnings	2,586,155	2,301,348
Treasury shares - at cost - 2,733,233 and 2,375,842 shares at June 30, 2024 and December 31, 2023, respectively	(195,893)	(134,617)
TOTAL SHAREHOLDERS’ EQUITY	$2,741,117	$2,516,939
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,340,070	$4,022,440

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per common share amounts)	2024	2023	2024	2023

Revenue	$1,109,781	$1,014,013	$2,156,484	$2,014,543
Costs and expenses:
Land and housing	$800,501	$755,829	1,563,861	1,521,733
General and administrative	63,994	55,654	120,078	106,614
Selling	58,495	51,871	112,435	100,951
Other income	—	(28)	—	(35)
Interest income, net of interest expense	(7,348)	(4,670)	(14,268)	(6,059)
Total costs and expenses	$915,642	$858,656	$1,782,106	$1,723,204

Income before income taxes	194,139	155,357	374,378	291,339

Provision for income taxes	47,393	37,356	89,571	70,272

Net income	$146,746	$118,001	$284,807	$221,067
Earnings per common share:
Basic	$5.26	$4.25	$10.18	$7.98
Diluted	$5.12	$4.12	$9.90	$7.77

Weighted average shares outstanding:
Basic	27,878	27,792	27,965	27,698
Diluted	28,668	28,624	28,777	28,469

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended June 30, 2024
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at March 31, 2024	27,751,658	$301	$348,039	$2,439,409	$(148,964)	$2,638,785
Net income	—	—	—	146,746	—	146,746
Repurchases of common shares	(400,000)	—	—	—	(50,307)	(50,307)
Stock options exercised	52,250	—	(1,324)	—	3,378	2,054
Stock-based compensation expense	—	—	3,810	—	—	3,810
Deferral of executive and director compensation	—	—	29	—	—	29
Balance at June 30, 2024	27,403,908	$301	$350,554	$2,586,155	$(195,893)	$2,741,117

	Six Months Ended June 30, 2024
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2023	27,761,299	$301	$349,907	$2,301,348	$(134,617)	$2,516,939
Net income	—	—	—	284,807	—	284,807
Stock options exercised	187,550	—	(3,623)	—	11,172	7,549
Stock-based compensation expense	—	—	7,349	—	—	7,349
Repurchase of common shares	(600,000)	—	—	—	(75,585)	(75,585)
Deferral of executive and director compensation	—	—	58	—	—	58
Executive and director deferred compensation distributions	55,059	—	(3,137)	—	3,137	—
Balance at June 30, 2024	27,403,908	$301	$350,554	$2,586,155	$(195,893)	$2,741,117

	Three Months Ended June 30, 2023
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at March 31, 2023	27,715,616	$301	$349,988	$1,939,049	$(106,123)	$2,183,215
Net income	—	—	—	118,001	—	118,001
Stock options exercised	277,000	—	(2,181)	—	12,311	10,130
Repurchase of common shares	(210,000)	—	—	—	(15,207)	(15,207)
Stock-based compensation expense	—	—	2,301	—	—	2,301
Deferral of executive and director compensation	—	—	19	—	—	19
Balance at June 30, 2023	27,782,616	$301	$350,127	$2,057,050	$(109,019)	$2,298,459

	Six Months Ended June 30, 2023
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2022	27,440,083	$301	$352,639	$1,835,983	$(118,198)	$2,070,725
Net income	—	—	—	221,067	—	221,067
Stock options exercised	495,066	—	(5,299)	—	21,868	16,569
Stock-based compensation expense	—	—	4,324	—	—	4,324
Repurchase of common shares	(210,000)	—	—	—	(15,207)	(15,207)
Deferral of executive and director compensation	—	—	981	—	—	981
Executive and director deferred compensation distributions	57,467	—	(2,518)	—	2,518	—
Balance at June 30, 2023	27,782,616	$301	$350,127	$2,057,050	$(109,019)	$2,298,459

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
OPERATING ACTIVITIES:
Net income	$284,807	$221,067
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income from joint venture arrangements	—	(35)
Mortgage loan originations	(1,240,101)	(1,009,994)
Proceeds from the sale of mortgage loans	1,185,705	1,062,524
Fair value adjustment of mortgage loans held for sale	3,471	(836)
Capitalization of originated mortgage servicing rights	(2,456)	(2,880)
Amortization of mortgage servicing rights	612	988
Depreciation	6,846	6,346
Amortization of debt issue costs	1,616	1,329
Gain on sale of mortgage servicing rights	(2,613)	(1,119)
Stock-based compensation expense	7,349	4,324
Excess tax benefits on equity compensation	(2,408)	(1,788)
Change in assets and liabilities:
Inventory	(143,868)	157,048
Other assets	(16,824)	(71)
Accounts payable	74,181	36,059
Customer deposits	8,131	4,973
Accrued compensation	(25,420)	(26,865)
Other liabilities	4,255	(33,381)
Net cash provided by operating activities	143,283	417,689

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,770)	(2,122)
Investment in joint venture arrangements	(29,004)	(10,472)
Proceeds from sale of mortgage servicing rights	7,233	9,792
Net cash used in investing activities	(27,541)	(2,802)

FINANCING ACTIVITIES:
Net proceeds from (repayments of) bank borrowings - financial services operations	56,948	(59,345)
Repurchase of common shares	(75,585)	(15,207)
Debt issue costs	—	(159)
Proceeds from exercise of stock options	7,549	16,569
Net cash used in financing activities	(11,088)	(58,142)
Net increase in cash, cash equivalents and restricted cash	104,654	356,745
Cash, cash equivalents and restricted cash balance at beginning of period	732,804	311,542
Cash, cash equivalents and restricted cash balance at end of period	$837,458	$668,287

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$(320)	$1,451
Income taxes	$82,786	$76,672

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(1,822)	$(5,969)
Consolidated inventory not owned	$(25,365)	$3,606
Distribution of single-family lots from joint venture arrangements	$27,234	$20,073

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

Significant Accounting Policies

There have been no significant changes to our significant accounting policies during the quarter ended June 30, 2024 as compared to those disclosed in our 2023 Form 10-K.
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
A summary of the Company’s inventory as of June 30, 2024 and December 31, 2023 is as follows:

(In thousands)	June 30, 2024	December 31, 2023
Single-family lots, land and land development costs	$1,467,961	$1,446,576
Land held for sale	4,235	6,932
Homes under construction	1,306,650	1,177,101
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2024 - $11,693; December 31, 2023 - $10,940)	77,621	68,696
Community development district infrastructure	17,517	19,339
Land purchase deposits	62,946	51,608
Consolidated inventory not owned	1,534	26,899
Total inventory	$2,938,464	$2,797,151

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of June 30, 2024 and December 31, 2023, we had 2,150 homes (with a carrying value of $426.8 million) and 2,023 homes (with a carrying value of $424.2 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property.  The Company recorded a $17.5 million liability and a $19.3 million liability related to these CDD bond obligations as of June 30, 2024 and December 31, 2023, respectively, along with the related inventory infrastructure.

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

Capitalized Interest
The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expenses as the related inventory is delivered to a third party.  A summary of capitalized interest for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Capitalized interest, beginning of period	$32,792	$30,609	$32,144	$29,625
Interest capitalized to inventory	9,004	8,925	17,954	17,949
Capitalized interest charged to land and housing costs and expenses	(7,938)	(8,734)	(16,240)	(16,774)
Capitalized interest, end of period	$33,858	$30,800	$33,858	$30,800

Interest incurred - net	$1,656	$4,255	$3,686	$11,890
NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of June 30, 2024 and December 31, 2023, our investment in such joint venture arrangements totaled $46.2 million and $44.0 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $2.2 million increase during the six-month period ended June 30, 2024 was driven primarily by our cash contributions to our joint venture arrangements during the first half of 2024 of $29.0 million, offset, in part, by lot distributions from our joint venture arrangements of $27.2 million.
The majority of our investment in joint venture arrangements for both June 30, 2024 and December 31, 2023 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of June 30, 2024 and December 31, 2023, the Company had $40.1 million and $38.4 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of June 30, 2024 and December 31, 2023, the Company had $6.0 million and $5.6 million of equity invested in LLCs, respectively. The Company’s percentage of ownership in these LLCs as of both June 30, 2024 and December 31, 2023 ranged from 25% to 50%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. There were no losses or income from the Company’s LLCs during the three and six months ended June 30, 2024. The Company’s equity in income relating to earnings from its LLCs was less than $0.1 million for both the three and six months ended June 30, 2023. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of June 30, 2024 was the amount invested of $46.2 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the 2023 Form 10-K. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both June 30, 2024 and December 31, 2023, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
NOTE 4. Fair Value Measurements
There are three measurement input levels for determining fair value: Level 1, Level 2, and Level 3. Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liabilities, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liabilities, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of our mortgage servicing rights were $7.5 million at June 30, 2024. At December 31, 2023, both the carrying value and fair value of our mortgage servicing rights were $10.7 million.
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
The table below shows the notional amounts of our financial instruments at June 30, 2024 and December 31, 2023:

Description of Financial Instrument (in thousands)	June 30, 2024	December 31, 2023
Uncommitted IRLCs	$227,821	$174,274
FMBSs related to uncommitted IRLCs	250,000	174,000
Whole loan contracts and related mortgage loans held for sale	16,238	10,398
FMBSs related to mortgage loans held for sale	194,000	152,000
Mortgage loans held for sale covered by FMBSs	211,151	160,547

The following table sets forth the amount of (loss) gain recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2024	2023	2024	2023
Mortgage loans held for sale	$(623)	$(3,139)	$(3,471)	$836
Forward sales of mortgage-backed securities	1,647	4,632	8,888	5,867
Interest rate lock commitments	(1,322)	(2,537)	(2,179)	961
Whole loan contracts	843	474	(49)	94
Total gain (loss) recognized	$545	$(570)	$3,189	$7,758

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	June 30, 2024		June 30, 2024
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$1,668	Other liabilities	$—
Interest rate lock commitments	Other assets	1,438	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	384
Total fair value measurements		$3,106		$384

	Asset Derivatives		Liability Derivatives
	December 31, 2023		December 31, 2023
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$7,220
Interest rate lock commitments	Other assets	3,617	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	335
Total fair value measurements		$3,617		$7,555
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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and six months ended June 30, 2024 and 2023, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures.  We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the 2023 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and six months ended June 30, 2024 and 2023, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2024 and December 31, 2023. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		June 30, 2024		December 31, 2023
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$837,458	$837,458	$732,804	$732,804
Mortgage loans held for sale	Level 2	227,254	227,254	176,329	176,329
Interest rate lock commitments	Level 2	1,438	1,438	3,617	3,617
Forward sales of mortgage-backed securities	Level 2	1,668	1,668	—	—
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	—	—
Notes payable - financial services operations	Level 2	222,792	222,792	165,844	165,844
Senior notes due 2028 (a)	Level 2	400,000	384,000	400,000	383,500
Senior notes due 2030 (a)	Level 2	300,000	267,750	300,000	267,375
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	384	384	335	335
Forward sales of mortgage-backed securities	Level 2	—	—	7,220	7,220
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at June 30, 2024 and December 31, 2023:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole Loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2028 and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at June 30, 2024 and December 31, 2023. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended June 30, 2024 under the Company’s $650 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the secured overnight financing rate (“SOFR”) plus a margin of 175 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
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
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $659.3 million and $544.5 million were covered under these guarantees as of June 30, 2024 and December 31, 2023, respectively.  The increase in loans covered by these guarantees from December 31, 2023 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at June 30, 2024, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $4.1 million and $6.3 million at June 30, 2024 and December 31, 2023, respectively.
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
The Company recorded a liability relating to the guarantees described above totaling $1.1 million and $1.7 million at June 30, 2024 and December 31, 2023, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
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

A summary of warranty activity for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Warranty reserves, beginning of period	$32,263	$33,193	$31,980	$32,902
Warranty expense on homes delivered during the period	5,904	5,378	11,503	10,751
Changes in estimates for pre-existing warranties	580	1,058	605	1,700
Settlements made during the period	(5,686)	(6,110)	(11,027)	(11,835)
Warranty reserves, end of period	$33,061	$33,519	$33,061	$33,519

Performance Bonds and Letters of Credit

At June 30, 2024, the Company had outstanding approximately $467.1 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through June 2029. Included in this total are: (1) $381.2 million of performance and maintenance bonds and $62.4 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $17.7 million of financial letters of credit, of which $17.2 million represent deposits on land and lot purchase agreements; (3) $4.6 million of financial bonds; and (4) $1.2 million of corporate notes.

Land Option Contracts and Other Similar Contracts

At June 30, 2024, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $1.34 billion. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters
The Company and certain of its subsidiaries have been named as defendants in certain legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At both June 30, 2024 and December 31, 2023, we had $1.0 million reserved for legal expenses.
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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis via a quantitative test during the fourth quarter of 2023, and there was no impairment recorded at December 31, 2023. At June 30, 2024, no indicators for impairment existed and therefore no impairment was recorded. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen or other events occur that could impact the fair value of the reporting unit.

NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $650 million and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $800 million, subject to obtaining additional commitments from lenders. The Credit Facility matures on December 9, 2026. Interest on amounts borrowed under the Credit Facility is payable at multiple interest rate options including one, three or six month adjusted term SOFR (subject to a floor of 0.25%) plus a margin of 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio). The Credit Facility also contains certain financial covenants. At June 30, 2024, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $2.10 billion of availability for additional senior debt at June 30, 2024. As a result, the full $650 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At June 30, 2024, there were no borrowings outstanding and $80.1 million of letters of credit outstanding, leaving a net remaining borrowing availability of $569.9 million. The Credit Facility includes a $250 million sub-facility for letters of credit.
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
Notes Payable - Financial Services
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $300 million (subject to increases and decreases during certain periods). The borrowing availability under the MIF Mortgage Repurchase Facility is $240 million through September 17, 2024 and will increase to $270 million from September 18, 2024 until maturity. The MIF Mortgage Repurchase Facility expires on October 22, 2024. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate based on Daily Adjusting One-Month Term SOFR plus a margin as defined in the repurchase agreement. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At June 30, 2024, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At June 30, 2024 and December 31, 2023, M/I Financial’s maximum borrowing availability under its credit facility was $240.0 million and $300.0 million, respectively. At June 30, 2024 and December 31, 2023, M/I Financial had $222.8 million and $165.8 million, respectively, in borrowings outstanding under its credit facility.
Senior Notes
As of both June 30, 2024 and December 31, 2023, we had $300.0 million of our 2030 Senior Notes outstanding. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year, and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior

Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As of both June 30, 2024 and December 31, 2023, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price is currently 102.475% of the principal amount outstanding, but will decline to 101.238% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2025 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.
The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of June 30, 2024, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of June 30, 2024, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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
The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $869.8 million at June 30, 2024 and $813.7 million at December 31, 2023. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors (see Note 12 to our financial statements for more information).

NOTE 9. Earnings Per Common Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per common share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per common share amounts)	2024	2023	2024	2023
NUMERATOR
Net income	$146,746	$118,001	$284,807	$221,067
DENOMINATOR
Basic weighted average shares outstanding	27,878	27,792	27,965	27,698
Dilutive securities	790	832	812	771
Diluted weighted average shares outstanding	28,668	28,624	28,777	28,469
Earnings per common share:
Basic	$5.26	$4.25	$10.18	$7.98
Diluted	$5.12	$4.12	$9.90	$7.77
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	—	—	—	8
NOTE 10. Income Taxes
The Inflation Reduction Act (IRA) was enacted on August 16, 2022 to address the high cost of prescription drugs, healthcare availability, climate change and inflation. The IRA extended the energy efficient homes credit through 2032 and, as a result, the Company recognized a $1.3 million tax benefit for energy efficient homes credit during the first six months of 2024. The Company recognized a $0.9 million tax benefit for energy efficient homes credit during the first six months of 2023.
During the three months ended June 30, 2024 and 2023, the Company recorded a tax provision of $47.4 million and $37.4 million, respectively, which reflects income tax expense related to income before income taxes for the periods. The effective tax rate for the three months ended June 30, 2024 and 2023 was 24.4% and 24.0%, respectively. The increase in the effective rate from the three months ended June 30, 2023 was primarily attributable to a $0.7 million decrease in tax benefit from equity compensation in 2024.
During the six months ended June 30, 2024 and 2023, the Company recorded a tax provision of $89.6 million and $70.3 million, respectively. The effective tax rate for the six months ended June 30, 2024 and 2023 was 23.9% and 24.1%, respectively. The decrease in the effective rate from the six months ended June 30, 2023 was primarily attributable to a $0.6 million increase in tax benefit from equity compensation in 2024.

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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment, revenue, operating income (loss) and interest (income) expense - net for the three and six months ended June 30, 2024 and 2023, as well as the Company’s income before income taxes for such periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Revenue:
Northern homebuilding	$464,781	$383,886	$873,301	$766,616
Southern homebuilding	614,238	604,861	1,225,459	1,197,380
Financial services (a)	30,762	25,266	57,724	50,547
Total revenue	$1,109,781	$1,014,013	$2,156,484	$2,014,543

Operating income (loss):
Northern homebuilding	$72,821	$46,853	$130,882	$86,013
Southern homebuilding	119,750	109,912	237,593	207,524
Financial services (a)	17,883	13,743	33,070	28,711
Less: Corporate selling, general and administrative expense	(23,663)	(19,849)	(41,435)	(37,003)
Total operating income	$186,791	$150,659	$360,110	$285,245

Interest (income) expense - net:
Northern homebuilding	$(56)	$(47)	$(136)	$(93)
Southern homebuilding	—	(203)	(398)	(205)
Financial services (a)	3,483	2,584	6,358	4,911
Corporate	(10,775)	(7,004)	(20,092)	(10,672)
Total interest income, net of interest expense	$(7,348)	$(4,670)	$(14,268)	$(6,059)

Other income	—	(28)	—	(35)

Income before income taxes	$194,139	$155,357	$374,378	$291,339
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

The following tables show total assets by segment at June 30, 2024 and December 31, 2023:

	June 30, 2024
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$11,003	$51,943		$—	$62,946
Inventory (a)	1,020,600	1,854,918		—	2,875,518
Investments in joint venture arrangements	—	46,180		—	46,180
Other assets	48,208	149,437	(b)	1,157,781	1,355,426
Total assets	$1,079,811	$2,102,478		$1,157,781	$4,340,070

	December 31, 2023
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,990	$42,618		$—	$51,608
Inventory (a)	1,016,982	1,728,561		—	2,745,543
Investments in joint venture arrangements	—	44,011		—	44,011
Other assets	37,171	104,306	(b)	1,039,801	1,181,278
Total assets	$1,063,143	$1,919,496		$1,039,801	$4,022,440
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

On May 13, 2024, the Company announced that its Board of Directors approved a new share repurchase program pursuant to which the Company may purchase up to $250 million of its outstanding common shares (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program replaces the 2021 Share Repurchase Program.

Pursuant to the 2024 Share Repurchase Program, the Company may purchase up to $250 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. The timing, amount and other terms and conditions of any additional repurchases under the 2024 Share Repurchase Program will be based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements. The 2024 Share Repurchase Program does not have an expiration date and the Board may modify, discontinue or suspend it at any time.

The Company repurchased 0.4 million outstanding common shares at an aggregate purchase price of $50.3 million under the 2021 and 2024 Share Repurchase Programs during the second quarter of 2024. As of June 30, 2024, $207.1 million remained available for repurchases under the 2024 Share Repurchase Program.
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
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Housing	$1,072,044	$980,198	$2,088,557	$1,955,144
Land sales	6,975	8,549	10,203	8,852
Financial services (a)	30,762	25,266	57,724	50,547
Total revenue	$1,109,781	$1,014,013	$2,156,484	$2,014,543
(a)Revenue includes hedging gains of $4.0 million for the three months ended June 30, 2024 and hedging losses of $0.1 million for the three months ended June 30, 2023. Revenue includes hedging gains of $1.1 million and $4.1 million for the six months ended June 30, 2024 and 2023, respectively. Hedging gains/losses do not represent revenue recognized from contracts with customers.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 97% of our total revenues for the three and six months ended June 30, 2024 and 2023, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 156,200 homes since commencing homebuilding activities in 1976.  The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Ft. Myers/Naples, Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended June 30, 2024 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Form 10-K.
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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee
Overview
We generated strong results during the first half of 2024. For the quarter ended June 30, 2024, we achieved all-time quarterly records in gross margin, income before income taxes, net income and diluted earnings per share and a second quarter record for revenue. In addition, our homes delivered increased 12% and our new contracts for the second quarter of 2024 increased 3% compared to the second quarter of 2023. Our performance reflects favorable demographic trends and rising household formations, which led to improvements in homebuyer demand, despite elevated and volatile mortgage interest rates that continued to challenge housing affordability. Homebuyers continued to demonstrate a strong desire for homeownership in an environment that was also impacted by an undersupply of new and resale homes. We also had strong cash flow and ended the quarter with ample liquidity and low leverage.

We achieved the following results during the second quarter and first half of 2024 in comparison to the second quarter and first half of 2023:
•Revenue increased 9% to $1.11 billion (a second quarter record) and 7% to $2.16 billion (a year-to-date record), respectively;
•Number of homes delivered increased 12% to 2,224 homes (our second highest level for the second quarter) and increased 10% to 4,382 homes (a year-to-date record), respectively;
•Gross margins improved 240 basis points to 27.9% (an all-time quarterly record) and 300 basis points to 27.5%, respectively;
•Income before income taxes increased 25% to $194.1 million (an all-time quarterly record) and 29% to $374.4 million (an all-time year-to-date record), respectively;
•Income before income taxes as a percentage of revenue increased by 220 basis points to 17.5% (an all-time quarterly record) and 290 basis points to 17.4% (an all-time year-to-date record), respectively;
•Net income increased 24% to $146.7 million (an all-time quarterly record) and 29% to $284.8 million (an all-time year-to-date record), respectively;
•New contracts increased 3% to 2,255 from 2,197 and 10% to 4,802 from 4,368 (second highest year-to-date level in Company history), respectively;
•Shareholders’ equity of $2.74 billion (a record high);
•Book value per common share increased to a record high $100 per share; and
•Homebuilding debt to capital ratio was 20%.

In addition to the results described above, our financial services operations also achieved all-time record quarterly revenues and strong income before income taxes for the first half of 2024, benefiting from higher margins and an increase in loans originated.

Our company-wide absorption pace of sales per community for the second quarter of 2024 declined slightly to 3.5 per month compared to 3.7 per month for the prior year’s second quarter as a result of the limited lot supply in the increased number of our communities in closeout status. We plan to open additional new communities during 2024 and increase our average community count by approximately 5% from 2023.
Summary of Company Financial Results

Income before income taxes for the second quarter of 2024 increased 25% from $155.4 million in the second quarter of 2023 to an all-time quarterly record $194.1 million in 2024. We also achieved all-time quarterly record net income of $146.7 million, or $5.12 per diluted share, in 2024's second quarter, compared to net income of $118.0 million, or $4.12 per diluted share, in 2023's second quarter. Our effective tax rate was 24.4% in 2024’s second quarter compared to 24.0% in 2023. Income before income taxes increased from $291.3 million in the first half of 2023 to $374.4 million in the first half of 2024, an all-time year-to-date record. We achieved all-time year-to-date record net income of $284.8 million, or $9.90 per diluted share, during 2024's first half compared to net income of $221.1 million, or $7.77 per diluted share, in the six months ended June 30, 2023. Our effective tax rate was 23.9% in 2024's first half compared to 24.1% in the same period in 2023.
During the quarter ended June 30, 2024, we achieved record second quarter total revenue of $1.11 billion, of which $1.07 billion was from homes delivered, $7.0 million was from land sales and $30.8 million was from our financial services operations. Revenue from homes delivered increased 9% in 2024's second quarter compared to the same period in 2023 driven primarily by a 12% increase in the number of homes delivered (234 units), offset partially by a 2% decrease in the average sales price of homes delivered ($11,000 per home delivered). Revenue from land sales decreased $1.6 million from the second quarter of 2023 due to fewer land sales in the current year compared to the prior year. Revenue from our financial services segment increased 22% to an all-time quarterly record $30.8 million in the second quarter of 2024 as a result of higher margins on and an increase in loans sold during the period compared to the second quarter of 2023, partially offset by a decrease in the average loan amount. For the first half of 2024, we recorded year-to-date record total revenue of $2.16 billion, of which $2.09 billion was from homes delivered, $10.2 million was from land sales and $57.7 million was from our financial services operations. Revenue from homes delivered increased 7% in the first half of 2024 compared to the same period in 2023 driven primarily by a 10% increase in the number of homes delivered (385 units), partially offset by a 2% decrease in the average sales price of homes delivered ($12,000 per home delivered). Revenue from land sales increased $1.4 million from the six months ended June 30, 2023 due to increased land sales in 2024's first six months compared to the prior year. Revenue from our financial services segment increased 14% to $57.7 million in the first half of 2024 as a result of higher margins on loans sold during the period compared to the first half of 2023 and an increase in loans sold during the period, partially offset by a decrease in the average loan amount compared to the first half of 2023.

Total gross margin (total revenue less total land and housing costs) increased $51.1 million in the second quarter of 2024 compared to the second quarter of 2023 as a result of a $45.6 million improvement in the gross margin of our homebuilding operations (housing gross margin and land sales gross margin) and a $5.5 million increase in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $44.6 million and our housing gross margin percentage improved by 210 basis points to 25.8% from 23.7%. The improvement in gross margin primarily resulted from the 12% increase in homes delivered, and our improvement in gross margin percentage was primarily due to the mix of homes being delivered. Our housing gross margin may fluctuate from quarter to quarter depending on the mix of communities delivering homes due to the variation in margin between different communities. Our gross margin on land sales (land sale gross margin) increased $1.0 million in the second quarter of 2024 compared to the second quarter of 2023 as a result of the mix of lots sold in the current year compared to the prior year. The gross margin of our financial services operations increased $5.5 million in the second quarter of 2024 compared to the second quarter of 2023 as a result of higher margins on and an increased number of loans sold, and an increase in the number of loan originations, offset partially by a decrease in the average loan amount during the second quarter of 2024 compared to the second quarter of 2023. Total gross margin increased $99.8 million in the first half of 2024 compared to the same period in 2023 as a result of a $92.7 million improvement in the gross margin of our homebuilding operations in addition to a $7.1 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $90.3 million and our housing gross margin percentage improved 290 basis points from 22.6% in prior year’s first half to 25.5% in 2024's first half. These increases are primarily due to the 10% increase in the number of homes delivered primarily due to the mix of homes delivered, offset partially by the 2% decrease in the average sales price of homes delivered. Our gross margin on land sales improved $2.4 million in 2024's first six months compared to the same period in 2023. The gross margin of our financial services operations increased $7.1 million in the first half of 2024 compared to the same period in 2023 as a result of higher margins on, an increased number of loans sold during the first half of 2024 compared to the first half of 2023, and an increase in the number of loan originations, partially offset by a decrease in the average loan amount.
We opened 38 new communities during the first half of 2024 and closed 40 communities. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. The mix of communities delivering homes may cause fluctuations in our new contracts, absorption pace and housing gross margin from year to year.
For the three months ended June 30, 2024, selling, general and administrative expense increased $15.0 million, and increased as a percentage of revenue from 10.6% in the second quarter of 2023 to 11.0% in the second quarter of 2024. Selling expense increased $6.6 million from 2023's second quarter and increased as a percentage of revenue to 5.3% in 2024's second quarter from 5.1% for the same period in 2023. Variable selling expense for sales commissions contributed $3.8 million to the increase due to the higher number of homes delivered as well as higher co-op rates during the period compared to prior year. Non-variable selling expense increased $2.8 million primarily as a result of increased costs associated with our sales offices and models due to our increase in community count from prior year. General and administrative expense increased $8.4 million compared to the second quarter of 2023 and increased as a percentage of revenue from 5.5% in the second quarter of 2023 to 5.8% in the second quarter of 2024. The increase in general and administrative expense was primarily due to a $6.7 million increase in compensation-related expenses, a $0.6 million increase in land-related expenses, a $0.6 million increase in computer costs, a $0.3 million increase in advertising expenses, and a $0.2 million increase in miscellaneous expenses. For the six months ended June 30, 2024, selling, general and administrative expense increased $24.9 million, and increased as a percentage of revenue from 10.3% in the six months ended June 30, 2023 to 10.8% in the first six months of 2024. Selling expense increased $11.5 million from the first half of 2023 and increased as a percentage of revenue to 5.2% in 2024's first half from 5.0% for the same period in 2023. Variable selling expense for sales commissions contributed $7.7 million to the increase due to the higher number of homes delivered during the first half of 2024 and higher co-op rates during the period compared to prior year. Non-variable selling expense increased $3.8 million primarily as a result of increased costs associated with our sales offices and models due to our increase in community count from prior year. General and administrative expense increased $13.4 million compared to the first half of 2023 and increased as a percentage of revenue from 5.3% in the six months ended June 30, 2023 to 5.6% in the first six months of 2024. The increase in general and administrative expense was primarily due to a $9.3 million increase in compensation-related expenses, a $1.3 million increase in computer costs, a $1.2 million increase in land-related expenses, a $0.3 million increase in professional fees, and a $1.3 million increase in miscellaneous expenses.

Outlook
Housing market conditions improved during the second quarter of 2024 compared to the same period in 2023. However, the housing market remains subject to unpredictability as a result of uncertainty regarding the near-term direction of mortgage interest rates as well as various macroeconomic conditions, including labor and material costs and availability, inflation, and the economic concerns of our potential homebuyers. The extent to which these factors will impact our business is unpredictable. We believe that we are well positioned to manage through these economic conditions with our affordable product offerings, land position and planned new community openings. We remain sensitive to potential changes in market conditions, and continue to focus on controlling overhead leverage, carefully managing our investment in land and land development spending and selectively offering homebuyer concessions, such as mortgage interest rate buydowns, to support homebuyers, drive order activity and minimize cancellations. Our strong balance sheet and ample liquidity should also provide us with flexibility through changing economic conditions. However, we cannot provide any assurances that the strategic business objectives listed below will remain successful, and we may need to adjust elements of our strategy to effectively address evolving market conditions.

We expect to emphasize the following strategic business objectives throughout the remainder of 2024:
•managing our land spend and inventory levels;
•continued focus on cycle times;
•opening new communities;
•managing overhead spend;
•maintaining a strong balance sheet and liquidity levels; and
•emphasizing customer service, product quality and design, and premier locations.
During the first six months of 2024, we invested $226.8 million in land acquisitions and $263.9 million in land development compared to $141.7 million and $201.3 million, respectively, during the first six months of 2023. We invested in more land acquisitions in the first half of 2024 compared to the second quarter of 2023 in line with the land supply needs of our divisions. We continue to closely review our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land and investment spend accordingly.
We ended the second quarter of 2024 with approximately 49,500 lots under control, which represents an approximately six-year supply of lots based on the past twelve months of homes delivered, including certain lots that we anticipate selling to third parties. This represents a 20% increase from our approximately 41,300 lots under control at the end of last year’s second quarter.
We opened 38 communities and closed 40 communities in the first half of 2024, ending the second quarter with 211 active communities, compared to 195 at the end of last year’s second quarter. Although the timing of opening new communities and closing existing communities is subject to substantial variation, we expect to grow our average community count by approximately 5% by the end of 2024.

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest (income) expense - net for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Revenue:
Northern homebuilding	$464,781	$383,886	$873,301	$766,616
Southern homebuilding	614,238	604,861	1,225,459	1,197,380
Financial services (a)	30,762	25,266	57,724	50,547
Total revenue	$1,109,781	$1,014,013	$2,156,484	$2,014,543

Gross margin:
Northern homebuilding	$106,951	$76,489	$195,760	$142,989
Southern homebuilding	171,567	156,429	339,139	299,274
Financial services (a)	30,762	25,266	57,724	50,547
Total gross margin	$309,280	$258,184	$592,623	$492,810

Selling, general and administrative expense:
Northern homebuilding	$34,130	$29,636	$64,878	$56,976
Southern homebuilding	51,817	46,517	101,546	91,750
Financial services (a)	12,879	11,523	24,654	21,836
Corporate	23,663	19,849	41,435	37,003
Total selling, general and administrative expense	$122,489	$107,525	$232,513	$207,565

Operating income (loss):
Northern homebuilding	$72,821	$46,853	$130,882	$86,013
Southern homebuilding	119,750	109,912	237,593	207,524
Financial services (a)	17,883	13,743	33,070	28,711
Less: Corporate selling, general and administrative expense	(23,663)	(19,849)	(41,435)	(37,003)
Total operating income	$186,791	$150,659	$360,110	$285,245

Interest (income) expense - net:
Northern homebuilding	$(56)	$(47)	$(136)	$(93)
Southern homebuilding	—	(203)	(398)	(205)
Financial services (a)	3,483	2,584	6,358	4,911
Corporate	(10,775)	(7,004)	(20,092)	(10,672)
Total interest income - net of interest expense	$(7,348)	$(4,670)	$(14,268)	$(6,059)

Other income	—	(28)	—	(35)

Income before income taxes	$194,139	$155,357	$374,378	$291,339
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at June 30, 2024 and December 31, 2023:

	At June 30, 2024
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$11,003	$51,943		$—	$62,946
Inventory (a)	1,020,600	1,854,918		—	2,875,518
Investments in joint venture arrangements	—	46,180		—	46,180
Other assets	48,208	149,437	(b)	1,157,781	1,355,426
Total assets	$1,079,811	$2,102,478		$1,157,781	$4,340,070

	At December 31, 2023
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,990	$42,618		$—	$51,608
Inventory (a)	1,016,982	1,728,561		—	2,745,543
Investments in joint venture arrangements	—	44,011		—	44,011
Other assets	37,171	104,306	(b)	1,039,801	1,181,278
Total assets	$1,063,143	$1,919,496		$1,039,801	$4,022,440
(a)Inventory includes: single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Northern Region
Homes delivered	951	783	1,794	1,580
New contracts, net	1,002	949	2,164	1,777
Backlog at end of period	1,618	1,253	1,618	1,253
Average sales price of homes delivered	$489	$490	$486	$485
Average sales price of homes in backlog	$527	$504	$527	$504
Aggregate sales value of homes in backlog	$852,472	$630,985	$852,472	$630,985
Housing revenue	$464,606	$383,486	$872,126	$766,116
Land sale revenue	$175	$400	$1,175	$500
Operating income homes (a)	$72,705	$46,857	$130,361	$86,013
Operating income (loss) land	$116	$(4)	$521	$—
Number of average active communities	97	102	98	101
Number of active communities, end of period	92	100	92	100
Southern Region
Homes delivered	1,273	1,207	2,588	2,417
New contracts, net	1,253	1,248	2,638	2,591
Backlog at end of period	1,804	2,255	1,804	2,255
Average sales price of homes delivered	$477	$494	$470	$492
Average sales price of homes in backlog	$538	$509	$538	$509
Aggregate sales value of homes in backlog	$970,214	$1,146,672	$970,214	$1,146,672
Housing revenue	$607,438	$596,712	$1,216,431	$1,189,028
Land sale revenue	$6,800	$8,149	$9,028	$8,352
Operating income homes (a)	$117,933	$109,016	$234,868	$206,635
Operating income (loss) land	$1,817	$896	$2,725	$889
Number of average active communities	118	96	116	96
Number of active communities, end of period	119	95	119	95
Total Homebuilding Regions
Homes delivered	2,224	1,990	4,382	3,997
New contracts, net	2,255	2,197	4,802	4,368
Backlog at end of period	3,422	3,508	3,422	3,508
Average sales price of homes delivered	$482	$493	$477	$489
Average sales price of homes in backlog	$533	$507	$533	$507
Aggregate sales value of homes in backlog	$1,822,686	$1,777,657	$1,822,686	$1,777,657
Housing revenue	$1,072,044	$980,198	$2,088,557	$1,955,144
Land sale revenue	$6,975	$8,549	$10,203	$8,852
Operating income homes (a)	$190,638	$155,873	$365,229	$292,648
Operating income land	$1,933	$892	$3,246	$889
Number of average active communities	215	198	214	197
Number of active communities, end of period	211	195	211	195
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Financial Services
Number of loans originated	1,618	1,281	3,174	2,539
Value of loans originated	$639,155	$515,533	$1,240,101	$1,009,994

Revenue	$30,762	$25,266	$57,724	$50,547
Less: Selling, general and administrative expenses	12,879	11,523	24,654	21,836
Less: Interest expense	3,483	2,584	6,358	4,911
Income before income taxes	$14,400	$11,159	$26,712	$23,800

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.
The composition of our homes delivered, new contracts, net and backlog is constantly changing and may be based on a dissimilar mix of communities between periods as new communities open and existing communities wind down. Further, home types and individual homes within a community can range significantly in price due to differing square footage, option selections, lot sizes and quality and location of lots. These variations may result in a lack of meaningful comparability between homes delivered, new contracts, net and backlog due to the changing mix of communities between periods.
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Northern	9.3%	9.1%	8.2%	9.9%
Southern	10.2%	11.4%	9.7%	12.7%

Total cancellation rate	9.8%	10.4%	9.0%	11.6%

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
Year Over Year Comparison
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Northern Region. During the three months ended June 30, 2024, homebuilding revenue in our Northern region increased $80.9 million, from $383.9 million in the second quarter of 2023 to $464.8 million in the second quarter of 2024. This 21% increase in homebuilding revenue was primarily the result of a 21% increase in the number of homes delivered (168 more units), which was primarily the result of the mix of homes being delivered. Operating income in our Northern region increased $25.9 million from $46.9 million in the second quarter of 2023 to $72.8 million during the quarter ended June 30, 2024. This increase in operating income was the result of a $30.5 million improvement in our gross margin offset partially by a $4.5 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $30.3 million and our housing gross margin percentage improved 310 basis points to 23.0% in the second quarter of 2024 from 19.9% in the prior year’s second quarter. These improvements were primarily due to the increase in the number of homes delivered in addition to the mix of homes delivered compared to prior year. Our land sale gross margin improved $0.1 million in the second quarter of 2024 compared to the same period in 2023 as a result of the mix of lots sold in the current year compared to the prior year.

Selling, general and administrative expense increased $4.5 million, from $29.6 million for the quarter ended June 30, 2023 to $34.1 million for the quarter ended June 30, 2024 but improved as a percentage of revenue to 7.3% in 2024's second quarter from 7.7% in 2023's second quarter. The increase in selling, general and administrative expense was attributable to a $3.3 million increase in selling expense primarily due to a $3.0 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered as well as a $0.3 million increase in non-variable selling expense primarily as a result of increased costs associated with our sales offices and models. This increase in selling, general and administrative expense was also attributable to a $1.2 million increase in general and administrative expense, which was primarily related to a $0.7 million increase in compensation-related expenses and $0.5 million increase in land related expenses.
During the three months ended June 30, 2024, we experienced a 6% increase in new contracts in our Northern region, from 949 in the second quarter of 2023 to 1,002 in the second quarter of 2024. Homes in backlog increased 29% from 1,253 homes at

June 30, 2023 to 1,618 homes at June 30, 2024. The increases in new contracts and backlog were primarily a result of improved demand compared to prior year. Average sales price in backlog increased to $527,000 at June 30, 2024 compared to $504,000 at June 30, 2023 primarily due to the mix of homes being sold. During the second quarter of 2024, we opened three new communities in our Northern region compared to nine during the second quarter of 2023. The decrease was a result of delays in approvals for entitlements and permits, and longer development timelines, all of which delayed community openings during the period. Our monthly absorption rate in our Northern region improved to 3.5 per community in the second quarter of 2024 compared to 3.1 per community in 2023's second quarter due to increased availability of and demand for inventory homes.
Southern Region. During the three month period ended June 30, 2024, homebuilding revenue in our Southern region increased $9.3 million, from $604.9 million in the second quarter of 2023 to $614.2 million in the second quarter of 2024. This 2% increase in homebuilding revenue was the result of a 5% increase in the number of homes delivered (66 more units) due to increased availability of inventory homes, offset partially by a 3% decrease in the average sales price of homes delivered ($17,000 per home delivered), which was primarily due to mix. Operating income in our Southern region increased $9.9 million from $109.9 million in the second quarter of 2023 to $119.8 million during the quarter ended June 30, 2024. This increase in operating income was the result of a $15.1 million improvement in our gross margin, offset partially by a $5.3 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $14.2 million, due primarily to the increase in the number of homes delivered during the period and the mix of homes being delivered compared to prior year, offset partially by the decrease in the average sales price of homes delivered. Our housing gross margin percentage improved from 26.1% in prior year’s second quarter to 27.9% in the second quarter of 2024, primarily due to the mix of homes being delivered. Our land sale gross margin improved $0.9 million in the second quarter of 2024 compared to the second quarter of 2023 as a result of the mix of lots sold in the current year compared to the prior year.
Selling, general and administrative expense increased $5.3 million from $46.5 million in the second quarter of 2023 to $51.8 million in the second quarter of 2024 and increased as a percentage of revenue to 8.4% from 7.7% in the second quarter of 2023. The increase in selling, general and administrative expense was attributable to a $2.9 million increase in selling expense primarily due to a $0.8 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered as well as a $2.1 million increase in non-variable selling expense primarily as a result of increased costs associated with our sales offices and models due to our increased community count. This increase in selling, general and administrative expense was also attributable to a $2.4 million increase in general and administrative expense, which was due to a $1.9 million increase in compensation-related expenses, a $0.2 million increase in land-related expenses, and a $0.3 million increase in miscellaneous expenses.
During the three months ended June 30, 2024, our new contracts increased slightly in our Southern region, from 1,248 in the second quarter of 2023 to 1,253 in the second quarter of 2024, which was primarily due to our increased community count compared to prior year. Homes in backlog decreased, however, by 20% from 2,255 homes at June 30, 2023 to 1,804 homes at June 30, 2024, primarily as a result of improved construction cycle times allowing us to deliver homes in backlog at a faster rate compared to last year and increased availability of inventory homes compared to prior year. Average sales price in backlog increased to $538,000 at June 30, 2024 from $509,000 at June 30, 2023 primarily due to the mix of homes being sold. During the three months ended June 30, 2024, we opened 14 new communities in our Southern region compared to opening six communities during 2023's second quarter. Our monthly absorption rate in our Southern region declined to 3.5 per community in the second quarter of 2024 compared to 4.4 per community in the second quarter of 2023 as a result of the limited lot supply in the increased number of our communities in closeout status.
Financial Services. Revenue from our mortgage and title operations increased 22% to an all-time quarterly record $30.8 million in the second quarter of 2024 from $25.3 million in the second quarter of 2023 due to higher margins on loans sold during the period compared to prior year’s second quarter and a 26% increase in the number of loan originations from 1,281 in 2023's second quarter to 1,618 in the second quarter of 2024, partially offset by a decrease in the average loan amount from $402,000 in the quarter ended June 30, 2023 to $395,000 in the quarter ended June 30, 2024.
Our financial services segment experienced a $4.1 million increase in operating income in the second quarter of 2024 compared to 2023's second quarter, which was primarily due to the increase in revenue discussed above offset, in part, by a $1.4 million increase in selling, general and administrative expense compared to the second quarter of 2023, which was primarily the result of an increase in compensation-related expenses.
At June 30, 2024, M/I Financial provided financing services in all of our markets. Approximately 87% of our homes delivered during the second quarter of 2024 were financed through M/I Financial, compared to 81% in the second quarter of 2023. Capture rate is influenced by financing availability and competition in the mortgage market and can fluctuate from quarter to quarter.

Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $3.9 million from $19.8 million for the second quarter of 2023 to $23.7 million for the second quarter of 2024. This increase primarily resulted from a $2.2 million increase in compensation-related expenses and a $1.2 million increase in miscellaneous expenses.
Interest Income, net of Interest Expense. The Company earned $7.3 million of interest income - net for the three months ended June 30, 2024 compared to earning $4.7 million of interest income - net for the three months ended June 30, 2023. This increase was primarily due to a higher average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 24.4% for the three months ended June 30, 2024 and 24.0% for the three months ended June 30, 2023. The increase in the effective tax rate from the three months ended June 30, 2023 was primarily attributable to a $0.7 million decrease in tax benefit from equity compensation in 2024.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Northern Region. During the first half of 2024, homebuilding revenue in our Northern region increased $106.7 million, from $766.6 million in the first six months of 2023 to $873.3 million in the first six months of 2024. This 14% increase in homebuilding revenue was primarily the result of a 14% increase in the number of homes delivered (214 more units) due to the mix of homes delivered, in addition to a $0.7 million increase in land sale revenue and a slight increase in the average sales price of homes delivered ($1,000 per home delivered). Operating income in our Northern region increased $44.9 million, from $86.0 million during the first half of 2023 to $130.9 million during the six months ended June 30, 2024. The increase in operating income was primarily the result of a $52.8 million increase in our gross margin offset partially by a $7.9 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $52.3 million, and our housing gross margin percentage improved 370 basis points from 18.7% in the first six months of 2023 to 22.4% for the same period in 2024, primarily due to the mix of homes being delivered in addition to the increase in the number of homes delivered. Our land sale gross margin improved $0.5 million in the first half of 2024 compared to the same period in 2023 as a result of the mix of lots sold in the current year compared to the prior year.

Selling, general and administrative expense increased $7.9 million, from $57.0 million for the six months ended June 30, 2023 to $64.9 million for the six months ended June 30, 2024, but remained flat as a percentage of revenue at 7.4% for both periods. The increase in selling, general and administrative expense was attributable to a $6.2 million increase in selling expense, primarily attributable to a $5.5 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and an $0.7 million increase in costs associated with our sales offices and models. The increase in selling, general and administrative expense was also attributable to a $1.7 million increase in general and administrative expense, which was primarily related to a $1.0 million increase in compensation-related expenses and $0.7 million increase in other miscellaneous expenses.
During the six months ended June 30, 2024, we experienced a 22% increase in new contracts in our Northern region, from 1,777 in the six months ended June 30, 2023 to 2,164 in the first half of 2024. Homes in backlog increased 29% from 1,253 at June 30, 2023 to 1,618 homes at June 30, 2024. The increase in new contracts and homes in backlog was primarily due to improved demand. Average sales price in backlog increased to $527,000 at June 30, 2024 compared to $504,000 at June 30, 2023 primarily due to the mix of homes being sold. During the six months ended June 30, 2024, we opened 10 new communities in our Northern region compared to 20 new communities opened during the first half of 2023. The decrease was a result of delays in approvals for entitlements and permits, and longer development timelines, all of which delayed community openings during the period. Our monthly absorption rate in our Northern region improved to 3.7 per community in the six months ended June 30, 2024 from 2.9 per community in the same period in 2023 as a result of increased availability of and demand for inventory homes.
Southern Region. During the six months ended June 30, 2024, homebuilding revenue in our Southern region increased $28.1 million from $1.20 billion in the first half of 2023 to $1.23 billion in the first half of 2024. This 2% increase in homebuilding revenue was the result of a 7% increase in the number of homes delivered (171 more units) due to increased availability of inventory homes and improved construction cycle times on our backlog homes and a $0.7 million increase in land sale revenue, offset partially by a 4% decrease in the average sales price of homes delivered ($22,000 per home delivered) primarily due to the mix of homes delivered. Operating income in our Southern region increased 14% from $207.5 million in the first half of 2023 to $237.6 million during the six months ended June 30, 2024. This increase in operating income was the result of a $39.9 million improvement in our gross margin, offset partially by a $9.8 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $38.0 million, due primarily to the increase in the number of homes delivered during the period as well as due to the mix of homes delivered, offset partially by the decrease in average sale price of homes delivered. Our housing gross margin percentage improved 260 basis points from 25.1% in the six months ended June 30, 2023 to 27.7% in the same period in 2024 primarily due to mix, offset partially by the decrease in average sales price of homes delivered compared to prior year. Our land sale gross margin improved $1.9 million in the first half of 2024 compared to the same period in 2023 as a result of the mix of lots sold in the current year compared to the prior year.
Selling, general and administrative expense increased $9.8 million from $91.8 million in the first half of 2023 to $101.6 million in the first half of 2024 and increased as a percentage of revenue to 8.3% compared to 7.7% in 2023’s same period. The increase in selling, general and administrative expense was attributable to a $4.8 million increase in selling expense primarily due to a $2.2 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and a $2.6 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models due to our increased community count. The increase in selling, general and administrative expense was also attributable to a $5.0 million increase in general and administrative expense, which was primarily related to a $3.3 million increase in compensation-related expenses due to our strong financial performance during the period, a $0.9 million increase in land-related expenses, and a $0.8 million increase in other miscellaneous expenses.

During the six months ended June 30, 2024, we experienced a 2% increase in new contracts in our Southern region, from 2,591 in the six months ended June 30, 2023 to 2,638 in the first half of 2024 primarily due to the increase in our average number of communities compared to prior year. Homes in backlog decreased 20% from 2,255 homes at June 30, 2023 to 1,804 homes at June 30, 2024 due primarily to improved construction cycle times allowing us to deliver homes in backlog at a faster rate compared to last year in addition to increased availability of inventory homes compared to prior year. Average sales price in backlog increased from $509,000 at June 30, 2023 to $538,000 at June 30, 2024 primarily due to the mix of homes delivered. During the six months ended June 30, 2024, we opened 28 communities in our Southern region, compared to opening 14 during the first half of 2023. Our monthly absorption rate in our Southern region declined to 3.8 per community in the first half of 2024 from 4.5 per community in the first half of 2023 as a result of the limited lot supply in the increased number of our communities in closeout status.
Financial Services. Revenue from our mortgage and title operations increased 14% from $50.5 million in the first half of 2023 to $57.7 million in the first half of 2024 due to higher margins on loans sold during the period compared to 2023's first half, proceeds from the sale of mortgage servicing rights, and a 25% increase in the number of loan originations from 2,539 in the first half of 2023 to 3,174 in the first half of 2024, offset partially by a decrease in the average loan amount from $398,000 in the six months ended June 30, 2023 to $391,000 in the six months ended June 30, 2024.
Our financial services segment experienced a $4.4 million increase in operating income in the first half of 2024 compared to the same period in 2023, which was primarily due to the increase in revenue discussed above, partially offset by a $2.8 million increase in selling, general and administrative expense compared to the first half of 2023. The increase in selling, general and administrative expense was primarily attributable to a $1.7 million increase in compensation related expenses, a $0.5 million increase in indemnification reserves during the period, and a $0.6 million increase in other miscellaneous expenses.
At June 30, 2024, M/I Financial provided financing services in all of our markets. Approximately 88% of our homes delivered during the first half of 2024 were financed through M/I Financial, compared to 79% during the six months ended June 30, 2023. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $4.4 million from $37.0 million for the six months ended June 30, 2023 to $41.4 million for the six months ended June 30, 2024, primarily due to a $2.3 million increase in compensation-related expenses, a $0.8 million increase in computer-related costs, a $0.8 million increase in advertising expenses, and a $0.5 million increase in miscellaneous expenses incurred during the period.
Interest Income, net of Interest Expense. The Company earned $14.3 million of interest income - net for the six months ended June 30, 2024 compared to incurring $6.1 million of interest expense - net for the six months ended June 30, 2023. This was primarily due to a higher average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 23.9% for the six months ended June 30, 2024 and 24.1% for the six months ended June 30, 2023. The decrease in the effective rate from the six months ended June 30, 2023 was primarily attributable to a $0.6 million increase in tax benefit from equity compensation in 2024.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At June 30, 2024, we had $837.5 million of cash, cash equivalents and restricted cash, with $837.3 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $104.7 million increase in unrestricted cash and cash equivalents from December 31, 2023. The increase in cash is primarily due to house closings, the timing of land spend compared to prior year as well as a larger beginning of year balance on hand. Our principal uses of cash for the six months ended June 30, 2024 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, and debt service requirements, including the repayment of amounts outstanding under our credit facilities, and the repurchase of $75.6 million of our outstanding common shares under both the 2021 and 2024 Share Repurchase Programs (as defined below). In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans, the sale of mortgage servicing rights, excess cash balances, borrowings under our MIF Mortgage Repurchase Facility (as defined below), and other sources of liquidity.
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

As of June 30, 2024, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities in an aggregate principal amount of $922.8 million, with $222.8 million payable within 12 months. Future interest payments associated with these notes payable totaled $150.5 million as of June 30, 2024, with $31.9 million payable within 12 months.
As of June 30, 2024, there were no borrowings outstanding and $80.1 million of letters of credit outstanding under our $650 million Credit Facility, leaving $569.9 million available. We expect to continue managing our balance sheet and liquidity carefully in the remainder of 2024 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in 2024 from cash receipts, excess cash balances and availability under our credit facilities.
During the first half of 2024, we delivered 4,382 homes, started 4,868 homes, ended the quarter with 5,033 homes under construction compared to 4,506 at the end of last year’s second quarter, and spent $226.8 million on land purchases and $263.9 million on land development.

We are actively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of June 30, 2024, we had a total of 26,148 lots under contract, with an aggregate purchase price of approximately $1.34 billion, to be acquired during the remainder of 2024 through 2029.
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
Operating Cash Flow Activities. During the six-month period ended June 30, 2024, we generated $143.3 million of cash from operating activities, compared to generating $417.7 million of cash from operating activities during the first half of 2023. The cash provided by operating activities in the first half of 2024 was primarily a result of net income of $284.8 million, and an increase of $86.6 million in accounts payable, customer deposits and other liabilities, offset, in part, by a $143.9 million increase in inventory purchases and payments for mortgage loan originations which exceeded the proceeds from the sale of mortgage loans by $54.4 million, and a decrease in accrued compensation totaling $25.4 million. The cash generated in operating activities during the first half of 2023 was primarily a result of net income of $221.1 million, $52.5 million of proceeds from the sale of mortgage loans net of mortgage loan originations, a $157.0 million decrease in inventory purchases due to delays and timing of land purchases and an increase of $36.1 million in accounts payable, offset, in part, by a decrease in accrued compensation and other liabilities totaling $60.2 million.
Investing Cash Flow Activities. During the first half of 2024, we used $27.5 million of cash in investing activities, compared to using $2.8 million of cash in investing activities during the first half of 2023. The cash used in investing activities in the first half of 2024 was primarily a result of a $29.0 million increase in our investment in joint venture arrangements and a

$5.8 million increase in property and equipment, offset, in part, by $7.2 million of proceeds from the sale of a portion of our mortgage servicing rights. The cash used in investing activities during the first half of 2023 was primarily a result of a $10.5 million increase in our investment in joint venture arrangements and a $2.1 million increase in property and equipment, offset, in part, by $9.8 million of proceeds from the sale of a portion of our mortgage servicing rights during the second quarter of 2023.

Financing Cash Flow Activities. During the six months ended June 30, 2024, we used $11.1 million of cash in financing activities, compared to using $58.1 million of cash in financing activities during the first six months of 2023. The cash used in financing activities in 2024 was primarily due to the repurchase of $75.6 million of our outstanding common shares during the first half of 2024, offset partially by proceeds from borrowings (net of repayments) under our MIF Mortgage Repurchase Facility of $56.9 million and $7.5 million in proceeds from the exercise of stock options during the first half of 2024. The cash used in financing activities in the first half of 2023 was primarily due to repayments of $59.3 million (net of proceeds from borrowings) under our two then-outstanding M/I Financial credit facilities and the repurchase of $15.2 million of our outstanding common shares during the first half of 2023, offset partially by the $16.6 million in proceeds from the exercise of stock options during the first half of 2023.

On May 13, 2024, the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company was permitted to purchase up to $250 million of its outstanding common shares (the “2024 Share Repurchase Program”), which replaced the 2021 Share Repurchase Program which had $95 million of remaining availability at the time. During the first half of 2024, the Company repurchased 0.6 million outstanding common shares for an aggregate purchase price of $75.6 million under both the 2021 and the 2024 Share Repurchase Programs which was funded with cash on hand. As of June 30, 2024, the Company is authorized to repurchase an additional $207.1 million of outstanding common shares under the 2024 Share Repurchase Program (see Note 12 to our financial statements for more information).
Based on current market conditions, expected capital needs and availability, and the current market price of the Company’s common shares, we expect to continue repurchasing shares during the remainder of 2024. The timing and amount of any future purchases under the 2024 Share Repurchase Program will be based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements.

At June 30, 2024 and December 31, 2023, our ratio of homebuilding debt to capital was 20% and 22%, respectively, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes and our 2028 Senior Notes) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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

Included in the table below is a summary of our available sources of cash from the Credit Facility and the MIF Mortgage Repurchase Facility as of June 30, 2024:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$569,909
Notes payable – financial services (b)	(b)	$222,792	$47
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $2.10 billion of availability for additional senior debt at June 30, 2024. As a result, the full $650 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $80.1 million of letters of credit outstanding at June 30, 2024, leaving $569.9 million available. The Credit Facility has an expiration date of December 9, 2026.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Repurchase Facility, which may be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of M/I Financial's repurchase agreement as of June 30, 2024, which was $240 million. The MIF Mortgage Repurchase Facility has an expiration date of October 22, 2024.
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

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $250 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $1.67 billion at June 30, 2024 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).

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
As of June 30, 2024, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of June 30, 2024:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$1,666.1	$2,653.2
Leverage Ratio	≤	0.60	(0.02)
Interest Coverage Ratio	≥	1.5 to 1.0	22.4 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$766.7	$6.4
Unsold Housing Units and Model Homes	≤	3,067	1,450

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

As of June 30, 2024, there was $223 million outstanding under the MIF Mortgage Repurchase Facility (which at the time had a maximum borrowing availability of $240 million), and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Repurchase Facility, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of June 30, 2024:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	12.0 to 1.0	5.3 to 1.0
Liquidity	≥	$10.0	$45.0
Adjusted Net Income	>	$0.0	$22.1
Tangible Net Worth	≥	$25.0	$45.1
Senior Notes.

3.95% Senior Notes. On August 23, 2021, the Company issued $300.0 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of June 30, 2024, the Company was in compliance with all terms, conditions, and covenants under the indenture.

4.95% Senior Notes. On January 22, 2020, the Company issued $400.0 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of June 30, 2024, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 8 to our financial statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.
Supplemental Financial Information.
As of June 30, 2024, M/I Homes, Inc. had $300.0 million aggregate principal amount of its 2030 Senior Notes and $400.0 million aggregate principal amount of its 2028 Senior Notes outstanding.
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

Summarized Balance Sheet Data

(In thousands)	As of June 30, 2024	As of December 31, 2023
Assets:
Cash	$785,754	$695,810
Investment in joint venture arrangements	$40,139	$38,373
Amounts due from Non-Guarantor Subsidiaries	$12,145	$6,949
Total assets	$4,028,329	$3,769,713

Liabilities and Shareholders’ Equity:
Total liabilities	$1,343,848	$1,306,433
Shareholders’ equity	$2,684,481	$2,463,280

Summarized Statement of Income Data

Six Months Ended
(In thousands)	June 30, 2024
Revenues	$2,098,760
Land and housing costs	$1,563,861
Selling, general and administrative expense	$207,087
Income before income taxes	$348,438
Net income	$263,430

Weighted Average Borrowings. For the three months ended June 30, 2024 and 2023, our weighted average borrowings outstanding were $718.7 million and $757.5 million, respectively, with a weighted average interest rate of 5.33% and 5.32%, respectively. The decrease in our weighted average borrowings related to decreased average borrowings under our M/I Financial credit facility during the second quarter of 2024 compared to the same period in 2023. The increase in our weighted average borrowing rate was due to higher interest rates on our credit facility in 2024 compared to the prior year.

At both June 30, 2024 and December 31, 2023, we had no borrowings outstanding under the Credit Facility. Based on our currently anticipated spending on home construction, overhead expenses and land acquisition and development during 2024, offset by expected cash receipts from home deliveries and other sources, we do not expect to incur borrowings under the Credit Facility during 2024. To the extent we elect to borrow under the Credit Facility during the remainder of 2024, the actual amount borrowed and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2024 Share Repurchase Program and any other extraordinary events or transactions.  The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $80.1 million of letters of credit issued and outstanding under the Credit Facility at June 30, 2024. During the six months ended June 30, 2024, the average daily amount of letters of credit outstanding under the Credit Facility was $70.3 million and the maximum amount of letters of credit outstanding under the Credit Facility was $80.2 million.

At June 30, 2024, M/I Financial had $222.8 million outstanding under the MIF Mortgage Repurchase Facility.  During the six months ended June 30, 2024, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $18.9 million and the maximum amount outstanding was $224.3 million, which occurred during March 2024.
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
The annual rate of inflation in the United States was 3.0% in June 2024, as measured by the Consumer Price Index, down slightly from March 2024, and down significantly from 6.5% in December 2022 and 9.1% in June 2022 (which was the highest inflation rate experienced in 40 years). As the rate of inflation has declined from 2022’s historic levels, our costs have stabilized. However, continued increases in inflation rates could impact our costs, potentially reduce our gross margins, reduce the purchasing power of potential homebuyers, and negatively impact their ability and desire to buy a home.
Interest rates began to rise in the second half of 2023 from 6.5% at the end of 2022 to over 8% by the end of October 2023 (the highest rates since 2001). Rates declined slightly by the end of 2023 to approximately 7%, and have hovered around 7% throughout the first half of 2024. The higher mortgage interest rates are making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them.  Rising interest rates, as well as increased materials and labor costs, can also reduce gross margins.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility and the MIF Mortgage Repurchase Facility, which permitted borrowings of up to $890 million as of June 30, 2024, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2024	2023
Uncommitted IRLCs	$227,821	$174,274
FMBSs related to uncommitted IRLCs	250,000	174,000
Whole loan contracts and related mortgage loans held for sale	16,238	10,398
FMBSs related to mortgage loans held for sale	194,000	152,000
Mortgage loans held for sale covered by FMBSs	211,151	160,547

The table below shows the measurement of assets and liabilities at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2024	2023
Mortgage loans held for sale	$227,254	$176,329
Forward sales of mortgage-backed securities	1,668	(7,220)
Interest rate lock commitments	1,438	3,617
Whole loan contracts	(384)	(335)
Total	$229,976	$172,391

The following table sets forth the amount of (loss) gain recognized on assets and liabilities for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2024	2023	2024	2023
Mortgage loans held for sale	$(623)	$(3,139)	$(3,471)	$836
Forward sales of mortgage-backed securities	1,647	4,632	8,888	5,867
Interest rate lock commitments	(1,322)	(2,537)	(2,179)	961
Whole loan contracts	843	474	(49)	94
Total gain (loss) recognized	$545	$(570)	$3,189	$7,758

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of June 30, 2024. Because the MIF Mortgage Repurchase Facility is effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at June 30, 2024. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total	6/30/2024
ASSETS:
Mortgage loans held for sale:
Fixed rate	$231,859	—	—	—	—	—	$231,859	$227,254
Weighted average interest rate	6.46%	—	—	—	—	—	6.46%

LIABILITIES:
Long-term debt — fixed rate	—	—	—	—	$400,000	$300,000	$700,000	$651,750
Weighted average interest rate	—	—	—	—	2.83%	1.69%	4.52%
Short-term debt — variable rate	$222,792	—	—	—	—	—	$222,792	$222,792
Weighted average interest rate	7.19%	—	—	—	—	—	7.19%

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s legal proceedings are discussed in Note 6 to the Company’s Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors appearing in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities - None.
(b) Use of Proceeds - Not Applicable.
(c) Purchases of Equity Securities

Common shares purchased during the three months ended June 30, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

April 1, 2024 - April 30, 2024	—	$—	—	$102,523,768
May 1, 2024 - May 31, 2024	320,000	$126.06	320,000	$217,079,090
June 1, 2024 - June 30, 2024	80,000	$124.61	80,000	$207,110,140

Quarter ended June 30, 2024	400,000	$125.77	400,000	$207,110,140
(1)    On May 13, 2024, the Company announced that its Board of Directors authorized the 2024 Share Repurchase Program, which replaced the 2021 Share Repurchase Program which had $95 million of remaining availability at the time. Under the 2024 Share Repurchase Program, the Company may purchase up to $250 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The 2024 Share Repurchase Program does not have an expiration date and may be modified, suspended or discontinued at any time. See Note 12 to our Condensed Consolidated Financial Statements for additional information.

See Note 8 to our Condensed Consolidated Financial Statements above for more information regarding the limit imposed by the indenture governing our 2028 Senior Notes on our ability to pay dividends on, and repurchase, our common shares and any preferred shares of the Company then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture.

The timing, amount and other terms and conditions of any future repurchases under the 2024 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements. See Note 12 to the Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” section above for more information regarding the 2024 Share Repurchase Program.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1	First Amendment to Master Repurchase Agreement, dated July 16, 2024 by and between M/I Financial and JP Morgan Bank. (Filed herewith).

22	List of Subsidiary Guarantors. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	July 31, 2024	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 31, 2024	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)