Form 10-Q
period 2024-09-30
M/I HOMES, INC.
filed 2024-11-01
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024

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
Common shares, par value $.01 per common share: 27,205,054 shares outstanding as of October 30, 2024.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par values)	September 30, 2024	December 31, 2023

ASSETS:
Cash, cash equivalents and restricted cash	$719,920	$732,804
Mortgage loans held for sale	242,812	176,329
Inventory	3,132,694	2,797,151
Property and equipment - net	34,714	34,918
Investment in joint venture arrangements	63,095	44,011
Operating lease right-of-use assets	55,259	56,364
Deferred income tax asset	15,313	16,094
Goodwill	16,400	16,400
Other assets	179,650	148,369
TOTAL ASSETS	$4,459,857	$4,022,440

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$256,708	$204,678
Customer deposits	87,343	85,128
Operating lease liabilities	56,667	57,566
Other liabilities	256,952	252,303
Community development district obligations	15,173	19,339
Obligation for consolidated inventory not owned	11,515	26,899
Notes payable bank - financial services operations	235,441	165,844
Senior notes due 2028 - net	397,459	396,879
Senior notes due 2030 - net	297,243	296,865
TOTAL LIABILITIES	$1,614,501	$1,505,501

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both September 30, 2024 and December 31, 2023; issued 30,137,141 shares at both September 30, 2024 and December 31, 2023	$301	$301
Additional paid-in capital	350,544	349,907
Retained earnings	2,731,604	2,301,348
Treasury shares - at cost - 2,932,087 and 2,375,842 shares at September 30, 2024 and December 31, 2023, respectively	(237,093)	(134,617)
TOTAL SHAREHOLDERS’ EQUITY	$2,845,356	$2,516,939
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,459,857	$4,022,440

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per common share amounts)	2024	2023	2024	2023

Revenue	$1,142,909	$1,046,371	$3,299,393	$3,060,914
Costs and expenses:
Land and housing	$833,468	$764,638	$2,397,329	$2,286,371
General and administrative	68,285	55,867	188,363	162,481
Selling	59,163	53,735	171,598	154,686
Other (income) / expense	—	1	—	(34)
Interest income, net of interest expense	(6,680)	(5,834)	(20,948)	(11,893)
Total costs and expenses	$954,236	$868,407	$2,736,342	$2,591,611

Income before income taxes	188,673	177,964	563,051	469,303

Provision for income taxes	43,224	38,948	132,795	109,220

Net income	$145,449	$139,016	$430,256	$360,083
Earnings per common share:
Basic	$5.26	$4.98	$15.45	$12.97
Diluted	$5.10	$4.82	$14.99	$12.58

Weighted average shares outstanding:
Basic	27,644	27,909	27,857	27,769
Diluted	28,534	28,837	28,703	28,631

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended September 30, 2024

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at June 30, 2024	27,403,908	$301	$350,554	$2,586,155	$(195,893)	$2,741,117
Net income	—	—	—	145,449	—	145,449
Stock options exercised	123,146	—	(3,549)	—	9,034	5,485
Stock-based compensation expense	—	—	3,510	—	—	3,510
Repurchase of common shares	(322,000)	—	—	—	(50,234)	(50,234)
Deferral of executive and director compensation	—	—	29	—	—	29
Executive and director deferred compensation distributions	—	—	—	—	—	—
Balance at September 30, 2024	27,205,054	$301	$350,544	$2,731,604	$(237,093)	$2,845,356

	Nine Months Ended September 30, 2024
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2023	27,761,299	$301	$349,907	$2,301,348	$(134,617)	$2,516,939
Net income	—	—	—	430,256	—	430,256
Stock options exercised	310,696	—	(7,172)	—	20,206	13,034
Stock-based compensation expense	—	—	10,859	—	—	10,859
Repurchase of common shares	(922,000)	—	—	—	(125,819)	(125,819)
Deferral of executive and director compensation	—	—	87	—	—	87
Executive and director deferred compensation distributions	55,059	—	(3,137)	—	3,137	—
Balance at September 30, 2024	27,205,054	$301	$350,544	$2,731,604	$(237,093)	$2,845,356

	Three Months Ended September 30, 2023
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at June 30, 2023	27,782,616	$301	$350,127	$2,057,050	$(109,019)	$2,298,459
Net income	—	—	—	139,016	—	139,016
Stock options exercised	283,292	—	(2,559)	—	13,142	10,583
Stock-based compensation expense	—	—	2,682	—	—	2,682
Repurchase of common shares	(263,000)	—	—	—	(25,052)	(25,052)
Deferral of executive and director compensation	—	—	24	—	—	24
Executive and director deferred compensation distributions	45,614	—	(2,112)	—	2,112	—
Balance at September 30, 2023	27,848,522	$301	$348,162	$2,196,066	$(118,817)	$2,425,712

	Nine Months Ended September 30, 2023
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2022	27,440,083	$301	$352,639	$1,835,983	$(118,198)	$2,070,725
Net income	—	—	—	360,083	—	360,083
Stock options exercised	778,358	—	(7,858)	—	35,010	27,152
Stock-based compensation expense	—	—	7,006	—	—	7,006
Repurchase of common shares	(473,000)	—	—	—	(40,259)	(40,259)
Deferral of executive and director compensation	—	—	1,005	—	—	1,005
Executive and director deferred compensation distributions	103,081	—	(4,630)	—	4,630	—
Balance at September 30, 2023	27,848,522	$301	$348,162	$2,196,066	$(118,817)	$2,425,712

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023

OPERATING ACTIVITIES:
Net income	430,256	360,083
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	3,240	—
Equity in income from joint venture arrangements	—	(34)
Mortgage loan originations	(1,923,219)	(1,588,199)
Proceeds from the sale of mortgage loans	1,856,834	1,622,683
Fair value adjustment of mortgage loans held for sale	(98)	874
Capitalization of originated mortgage servicing rights	(3,845)	(4,312)
Amortization of mortgage servicing rights	954	1,269
Depreciation	10,511	9,565
Amortization of debt issue costs	2,425	2,056
Gain on sale of mortgage servicing rights	(2,613)	(990)
Stock-based compensation expense	10,859	7,006
Excess tax benefits on equity compensation	(4,612)	(4,807)
Change in assets and liabilities:
Inventory	(335,062)	108,627
Other assets	(33,366)	2,149
Accounts payable	52,030	22,340
Customer deposits	2,215	1,557
Accrued compensation	(4,322)	(7,187)
Other liabilities	13,154	(35,450)
Net cash provided by operating activities	75,341	497,230

INVESTING ACTIVITIES:
Purchase of property and equipment	(6,350)	(4,613)
Investment in joint venture arrangements	(45,920)	(19,726)
Proceeds from sale of mortgage servicing rights	7,233	10,207
Net cash used in investing activities	(45,037)	(14,132)

FINANCING ACTIVITIES:
Net proceeds from (repayments of) bank borrowings - financial services operations	69,597	(45,122)
Repurchase of common shares	(125,819)	(40,259)
Debt issue costs	—	(159)
Proceeds from exercise of stock options	13,034	27,152
Net cash used in financing activities	(43,188)	(58,388)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,884)	424,710
Cash, cash equivalents and restricted cash balance at beginning of period	732,804	311,542
Cash, cash equivalents and restricted cash balance at end of period	$719,920	$736,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	7,426	9,376
Income taxes	131,959	112,375

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	(4,166)	(8,551)
Consolidated inventory not owned	(15,384)	6,147
Distribution of single-family lots from joint venture arrangements	27,234	26,448

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

Impact of New Accounting Standards and SEC Guidance

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

Significant Accounting Policies

There have been no significant changes to our significant accounting policies during the quarter ended September 30, 2024 as compared to those disclosed in our 2023 Form 10-K.
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
A summary of the Company’s inventory as of September 30, 2024 and December 31, 2023 is as follows:

(In thousands)	September 30, 2024	December 31, 2023
Single-family lots, land and land development costs	$1,558,300	$1,446,576
Land held for sale	3,859	6,932
Homes under construction	1,401,260	1,177,101
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2024 - $12,514; December 31, 2023 - $10,940)	78,829	68,696
Community development district infrastructure	15,173	19,339
Land purchase deposits	63,758	51,608
Consolidated inventory not owned	11,515	26,899
Total inventory	$3,132,694	$2,797,151

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of September 30, 2024 and December 31, 2023, we had 2,375 homes (with a carrying value of $509.4 million) and 2,023 homes (with a carrying value of $424.2 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property. The Company recorded a $15.2 million liability and a $19.3 million liability related to these CDD bond obligations as of September 30, 2024 and December 31, 2023, respectively, along with the related inventory infrastructure.

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

Capitalized Interest
The Company capitalizes interest during land development and home construction. Capitalized interest is charged to land and housing costs and expenses as the related inventory is delivered to a third party.  A summary of capitalized interest for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Capitalized interest, beginning of period	$33,858	$30,800	$32,144	$29,625
Interest capitalized to inventory	8,952	8,957	26,906	26,906
Capitalized interest charged to land and housing costs and expenses	(7,632)	(8,778)	(23,872)	(25,552)
Capitalized interest, end of period	$35,178	$30,979	$35,178	$30,979

Interest incurred - net	$2,272	$3,123	$5,958	$15,013
NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of September 30, 2024 and December 31, 2023, our investment in such joint venture arrangements totaled $63.1 million and $44.0 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $19.1 million increase during the nine-month period ended September 30, 2024 was driven primarily by our cash contributions to our joint venture arrangements during the first nine months of 2024 of $45.9 million, offset, in part, by lot distributions from our joint venture arrangements of $27.2 million.
The majority of our investment in joint venture arrangements for both September 30, 2024 and December 31, 2023 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of September 30, 2024 and December 31, 2023, the Company had $57.1 million and $38.4 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of September 30, 2024 and December 31, 2023, the Company had $6.0 million and $5.6 million of equity invested in LLCs, respectively. The Company’s percentage of ownership in these LLCs as of both September 30, 2024 and December 31, 2023 ranged from 25% to 50%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. There were no losses or income from the Company’s LLCs during the three and nine months ended September 30, 2024. The Company’s equity in income relating to earnings from its LLCs was less than $0.1 million for both the three and nine months ended September 30, 2023. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of September 30, 2024 was the amount invested of $63.1 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the 2023 Form 10-K. If we are deemed to be the primary beneficiary of a VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2024 and December 31, 2023, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
In the normal course of business, our financial services segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within established time frames.  Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker-dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. The Company does not engage in speculative trading or derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker-dealers or investors are undesignated derivatives, and accordingly, are marked to fair value through earnings. Changes in fair value measurements are included in earnings in the accompanying statements of income.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation. Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of our mortgage servicing rights were $8.5 million at September 30, 2024. At December 31, 2023, both the carrying value and fair value of our mortgage servicing rights were $10.7 million.
The fair value of the Company’s forward sales contracts to broker-dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date. The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
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
The table below shows the notional amounts of our financial instruments at September 30, 2024 and December 31, 2023:

Description of Financial Instrument (in thousands)	September 30, 2024	December 31, 2023
Whole loan contracts and related committed IRLCs	$1,305	$—
Uncommitted IRLCs	252,580	174,274
FMBSs related to uncommitted IRLCs	286,000	174,000
Whole loan contracts and related mortgage loans held for sale	17,864	10,398
FMBSs related to mortgage loans held for sale	206,000	152,000
Mortgage loans held for sale covered by FMBSs	221,600	160,547

The following table sets forth the amount of (loss) gain recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2024	2023	2024	2023
Mortgage loans held for sale	$3,569	$(1,710)	$98	$(873)
Forward sales of mortgage-backed securities	(2,896)	4,655	5,992	10,522
Interest rate lock commitments	1,709	(1,701)	(470)	(740)
Whole loan contracts	493	(397)	444	(303)
Total gain (loss) recognized	$2,875	$847	$6,064	$8,606

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	September 30, 2024		September 30, 2024
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$1,228
Interest rate lock commitments	Other assets	3,143	Other liabilities	—
Whole loan contracts	Other assets	113	Other liabilities	—
Total fair value measurements		$3,256		$1,228

	Asset Derivatives		Liability Derivatives
	December 31, 2023		December 31, 2023
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$7,220
Interest rate lock commitments	Other assets	3,617	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	335
Total fair value measurements		$3,617		$7,555
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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and nine months ended September 30, 2024 and 2023, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures. We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the 2023 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and nine months ended September 30, 2024 and 2023, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2024 and December 31, 2023. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		September 30, 2024		December 31, 2023
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$719,920	$719,920	$732,804	$732,804
Mortgage loans held for sale	Level 2	242,812	242,812	176,329	176,329
Interest rate lock commitments	Level 2	3,143	3,143	3,617	3,617
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	113	113	—	—
Liabilities:
Notes payable - financial services operations	Level 2	235,441	235,441	165,844	165,844
Senior notes due 2028 (a)	Level 2	400,000	390,500	400,000	383,500
Senior notes due 2030 (a)	Level 2	300,000	277,500	300,000	267,375
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	—	—	335	335
Forward sales of mortgage-backed securities	Level 2	1,228	1,228	7,220	7,220
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at September 30, 2024 and December 31, 2023:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole Loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2028 and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at September 30, 2024 and December 31, 2023. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended September 30, 2024 under the Company’s $650 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the secured overnight financing rate (“SOFR”) plus a margin of 175 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
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
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $680.3 million and $544.5 million were covered under these guarantees as of September 30, 2024 and December 31, 2023, respectively. The increase in loans covered by these guarantees from December 31, 2023 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at September 30, 2024, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $4.9 million and $6.3 million at September 30, 2024 and December 31, 2023, respectively.
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
The Company recorded a liability relating to the guarantees described above totaling $1.3 million and $1.7 million at September 30, 2024 and December 31, 2023, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
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

A summary of warranty activity for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Warranty reserves, beginning of period	$33,061	$33,519	$31,980	$32,902
Warranty expense on homes delivered during the period	6,131	5,545	17,634	16,296
Changes in estimates for pre-existing warranties	915	647	1,517	2,347
Settlements made during the period	(6,305)	(6,287)	(17,329)	(18,121)
Warranty reserves, end of period	$33,802	$33,424	$33,802	$33,424

Performance Bonds and Letters of Credit

At September 30, 2024, the Company had outstanding approximately $490.6 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through August 2029. Included in this total are: (1) $399.6 million of performance and maintenance bonds and $65.6 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $19.6 million of financial letters of credit, of which $19.1 million represent deposits on land and lot purchase agreements; (3) $4.7 million of financial bonds; and (4) $1.2 million of corporate notes.

Land Option Contracts and Other Similar Contracts

At September 30, 2024, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $1.39 billion. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters
The Company and certain of its subsidiaries have been named as defendants in certain legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At both September 30, 2024 and December 31, 2023, we had $1.0 million reserved for legal expenses.
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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis via a quantitative test during the fourth quarter of 2023, and there was no impairment recorded at December 31, 2023. At September 30, 2024, no indicators for impairment existed and therefore no impairment was recorded. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen or other events occur that could impact the fair value of the reporting unit.

NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $650 million and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $800 million, subject to obtaining additional commitments from lenders. The Credit Facility matures on December 9, 2026. Interest on amounts borrowed under the Credit Facility is payable at multiple interest rate options including one, three or six month adjusted term SOFR (subject to a floor of 0.25%) plus a margin of 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio). The Credit Facility also contains certain financial covenants. At September 30, 2024, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $2.22 billion of availability for additional senior debt at September 30, 2024. As a result, the full $650 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At September 30, 2024, there were no borrowings outstanding and $85.2 million of letters of credit outstanding, leaving a net remaining borrowing availability of $564.8 million. The Credit Facility includes a $250 million sub-facility for letters of credit.
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
Notes Payable - Financial Services
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $300 million (subject to increases and decreases during certain periods). M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate based on Daily Adjusting One-Month Term SOFR plus a margin as defined in the repurchase agreement. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At September 30, 2024, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
On October 22, 2024, M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility to extend the term of the MIF Mortgage Repurchase Facility for an additional year to October 21, 2025 and increase the aggregate commitment amount to $300 million. The maximum borrowing availability under the MIF Mortgage Repurchase Facility will no longer be subject to increases and decreases during any periods.
At September 30, 2024 and December 31, 2023, M/I Financial’s maximum borrowing availability under its credit facility was $270.0 million and $300.0 million, respectively. At September 30, 2024 and December 31, 2023, M/I Financial had $235.4 million and $165.8 million, respectively, in borrowings outstanding under its credit facility.
Senior Notes
As of both September 30, 2024 and December 31, 2023, we had $300.0 million of our 2030 Senior Notes outstanding. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year, and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a

“make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As of both September 30, 2024 and December 31, 2023, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price is currently 102.475% of the principal amount outstanding, but will decline to 101.238% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2025 and will further decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.
The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of September 30, 2024, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of September 30, 2024, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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
The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $887.2 million at September 30, 2024 and $813.7 million at December 31, 2023. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors (see Note 12 to our financial statements for more information).

NOTE 9. Earnings Per Common Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per common share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per common share amounts)	2024	2023	2024	2023
NUMERATOR
Net income	$145,449	$139,016	$430,256	$360,083
DENOMINATOR
Basic weighted average shares outstanding	27,644	27,909	27,857	27,769
Dilutive securities	890	928	846	862
Diluted weighted average shares outstanding	28,534	28,837	28,703	28,631
Earnings per common share:
Basic	$5.26	$4.98	$15.45	$12.97
Diluted	$5.10	$4.82	$14.99	$12.58
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	—	—	—	—
NOTE 10. Income Taxes
The Inflation Reduction Act (IRA) was enacted on August 16, 2022 to address the high cost of prescription drugs, healthcare availability, climate change and inflation. The IRA extended the energy efficient homes credit through 2032 and, as a result, the Company recognized a $2.8 million tax benefit for energy efficient homes credit during the nine months ended September 30, 2024. The Company recognized a $3.1 million tax benefit for energy efficient homes credit during the nine months ended September 30, 2023.
During the three months ended September 30, 2024 and 2023, the Company recorded a tax provision of $43.2 million and $38.9 million, respectively, which reflects income tax expense related to income before income taxes for the periods. The effective tax rate for the three months ended September 30, 2024 and 2023 was 22.9% and 21.9%, respectively. The increase in the effective rate from the three months ended September 30, 2023 was primarily attributable to a $0.8 million decrease in tax benefit from equity compensation in 2024.
During the nine months ended September 30, 2024 and 2023, the Company recorded a tax provision of $132.8 million and $109.2 million, respectively. The effective tax rate for the nine months ended September 30, 2024 and 2023 was 23.6% and 23.3%, respectively. The increase in the effective rate from the nine months ended September 30, 2023 was primarily attributable to a $0.2 million decrease in tax benefit from equity compensation in 2024.

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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment, revenue, operating income (loss) and interest (income) expense - net for the three and nine months ended September 30, 2024 and 2023, as well as the Company’s income before income taxes for such periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenue:
Northern homebuilding	$498,503	$348,240	$1,371,804	$1,114,856
Southern homebuilding	614,436	674,540	1,839,895	1,871,920
Financial services (a)	29,970	23,591	87,694	74,138
Total revenue	$1,142,909	$1,046,371	$3,299,393	$3,060,914

Operating income (loss):
Northern homebuilding	$75,485	$43,762	$206,367	$129,775
Southern homebuilding	114,140	135,627	351,733	343,151
Financial services (a)	16,568	12,471	49,638	41,182
Less: Corporate selling, general and administrative expense	(24,200)	(19,729)	(65,635)	(56,732)
Total operating income	$181,993	$172,131	$542,103	$457,376

Interest (income) expense - net:
Northern homebuilding	$(59)	$(48)	$(195)	$(141)
Southern homebuilding	(618)	—	(1,016)	(205)
Financial services (a)	3,632	2,593	9,990	7,504
Corporate	(9,635)	(8,379)	(29,727)	(19,051)
Total interest income, net of interest expense	$(6,680)	$(5,834)	$(20,948)	$(11,893)

Other income	—	1	—	(34)

Income before income taxes	$188,673	$177,964	$563,051	$469,303
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

The following tables show total assets by segment at September 30, 2024 and December 31, 2023:

	September 30, 2024
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$11,691	$52,067		$—	$63,758
Inventory (a)	1,081,082	1,987,854		—	3,068,936
Investments in joint venture arrangements	—	63,095		—	63,095
Other assets	49,015	140,287	(b)	1,074,766	1,264,068
Total assets	$1,141,788	$2,243,303		$1,074,766	$4,459,857

	December 31, 2023
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,990	$42,618		$—	$51,608
Inventory (a)	1,016,982	1,728,561		—	2,745,543
Investments in joint venture arrangements	—	44,011		—	44,011
Other assets	37,171	104,306	(b)	1,039,801	1,181,278
Total assets	$1,063,143	$1,919,496		$1,039,801	$4,022,440
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

On May 14, 2024, the Company announced that its Board of Directors approved a new share repurchase program pursuant to which the Company may purchase up to $250 million of its outstanding common shares (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program replaces the 2021 Share Repurchase Program.

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

The Company repurchased 0.3 million outstanding common shares at an aggregate purchase price of $50.2 million under the 2024 Share Repurchase Program during the third quarter of 2024. As of September 30, 2024, $156.9 million remained available for repurchases under the 2024 Share Repurchase Program.
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
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Housing	$1,111,389	$1,008,356	$3,199,946	$2,963,500
Land sales	1,550	14,424	11,753	23,276
Financial services (a)	29,970	23,591	87,694	74,138
Total revenue	$1,142,909	$1,046,371	$3,299,393	$3,060,914
(a)Revenue includes hedging loss of $8.7 million for the three months ended September 30, 2024 and hedging gain of $7.4 million for the three months ended September 30, 2023. Revenue includes hedging loss of $4.7 million and gain of $11.5 million for the nine months ended September 30, 2024 and 2023, respectively. Hedging gains/losses do not represent revenue recognized from contracts with customers.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 97% of our total revenues for the three and nine months ended September 30, 2024 and 2023, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 158,200 homes since commencing homebuilding activities in 1976. The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Ft. Myers/Naples, Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended September 30, 2024 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Form 10-K.
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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

Overview
We continued to generate strong results during the three and nine months ended September 30, 2024. For the quarter ended September 30, 2024, we achieved year-to-date and third quarter records for revenue, income before taxes, and net income. In addition, we achieved a third quarter record for gross margin of 27.1%. We also increased homes delivered by 8% for the third quarter (to a third quarter record of 2,271 homes) and 9% for the nine months ended September 30, 2024 compared to the respective periods in 2023. For the nine months ended September 30, 2024 new contracts benefited from a strong first half of the year, increasing 7% year-to-date despite our third quarter new contracts being even with last year’s third quarter. Although the Federal Reserve Board decreased interest rates in September 2024, which we believe should help improve the affordability of and accelerate demand for new housing, interest rates during the third quarter remained elevated and negatively impacted overall demand.
We achieved the following results during the three and nine months ended September 30, 2024 in comparison to the three and nine months ended September 30, 2023:
•Revenue increased 9% to $1.14 billion (a third quarter record) and 8% to $3.30 billion (a year-to-date record), respectively;
•Number of homes delivered increased 8% to 2,271 homes (a third quarter record) and 9% to 6,653 homes (a year-to-date record), respectively;
•Gross margins improved 20 basis points to 27.1% (a third quarter record) and 200 basis points to 27.3%, respectively;
•Income before income taxes increased 6% to $188.7 million (a third quarter record) and 20% to $563.1 million (a year-to-date record), respectively;
•Net income increased 5% to $145.4 million (a third quarter record) and 19% to $430.3 million (a year-to-date record), respectively;
•New contracts were even with last year at 2,023 and increased 7% to 6,825 from 6,389 (the third highest year-to-date level in Company history), respectively;
•Shareholders’ equity of $2.85 billion (a record high);
•Book value per common share increased to a record high $105 per share; and
•Homebuilding debt to capital ratio was 20%.

In addition to the results described above, our financial services operations also achieved third quarter record quarterly revenues and strong income before income taxes for the first nine months of 2024, benefiting from higher margins and an increase in loans originated.

Our company-wide absorption pace of sales per community for the third quarter of 2024 declined slightly to 3.2 per month compared to 3.4 per month for the prior year’s third quarter. We plan to open additional new communities during the fourth quarter of 2024 and increase our average community count by about 5% from 2023.

Summary of Company Financial Results

Income before income taxes for the third quarter of 2024 increased 6% from $178.0 million in the third quarter of 2023 to a third quarter record $188.7 million in 2024. We also achieved a third quarter record for net income of $145.4 million, or $5.10 per diluted share, in 2024's third quarter, compared to net income of $139.0 million, or $4.82 per diluted share, in 2023's third quarter. Our effective tax rate was 22.9% in 2024’s third quarter compared to 21.9% in 2023. Income before income taxes increased from $469.3 million in the nine months ended September 30, 2023 to $563.1 million in the first nine months of 2024, a year-to-date record. We achieved a year-to-date record for net income of $430.3 million, or $14.99 per diluted share, during 2024's first nine months compared to net income of $360.1 million, or $12.58 per diluted share, in the nine months ended September 30, 2023. Our effective tax rate was 23.6% in 2024's first nine months compared to 23.3% in the same period in 2023.
During the quarter ended September 30, 2024, we achieved record third quarter total revenue of $1.14 billion, of which $1.11 billion was from homes delivered, $1.6 million was from land sales and $30.0 million was from our financial services operations. Revenue from homes delivered increased 10% in 2024's third quarter compared to the same period in 2023 driven primarily by an 8% increase in the number of homes delivered (175 units) and a 2% increase in the average sales price of homes delivered ($8,000 per home delivered). Revenue from land sales decreased $12.9 million from the third quarter of 2023 due to fewer land sales in the current year compared to the prior year. Revenue from our financial services segment increased 27% to an all-time quarterly record $30.0 million in the third quarter of 2024 as a result of higher margins on and an increase in loans sold during the period compared to the third quarter of 2023. For the nine months ended September 30, 2024, we recorded year-to-date record total revenue of $3.30 billion, of which $3.20 billion was from homes delivered, $11.8 million was from land sales and $87.7 million was from our financial services operations. Revenue from homes delivered increased 8% in the nine months ended September 30, 2024 compared to the same period in 2023 driven primarily by a 9% increase in the number of homes delivered (560 units), partially offset by a 1% decrease in the average sales price of homes delivered ($5,000 per home delivered). Revenue from land sales decreased $11.5 million from the nine months ended September 30, 2023 due to decreased land sales in 2024's first nine months compared to the prior year. Revenue from our financial services segment increased 18% to $87.7 million in the first nine months of 2024 as a result of higher margins on loans sold and an increase in loans sold during the period compared to the nine months ended September 30, 2023, partially offset by a decrease in the average loan amount compared to the nine months ended September 30, 2023.
Total gross margin (total revenue less total land and housing costs) increased $27.7 million in the third quarter of 2024 compared to the third quarter of 2023 as a result of a $21.3 million improvement in the gross margin of our homebuilding operations (housing gross margin and land sales gross margin) and a $6.4 million increase in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered (housing gross margin) improved $23.4 million and our housing gross margin percentage declined by 30 basis points to 25.1% from 25.4%. The improvement in gross margin dollars primarily resulted from the 8% increase in homes delivered. Our housing gross margin may fluctuate from quarter to quarter depending on the mix of communities delivering homes due to the variation in margin between different communities. Our gross margin on land sales (land sale gross margin) decreased $2.0 million in the third quarter of 2024 compared to the third quarter of 2023 as a result of the mix of lots sold in the current year compared to the prior year. The gross margin of our financial services operations increased $6.4 million in the third quarter of 2024 compared to the third quarter of 2023 as a result of higher margins on and an increased number of loans sold, and an increase in the number of loan originations. Total gross margin increased $127.5 million in the nine months ended September 30, 2024 compared to the same period in 2023 as a result of a $114.0 million improvement in the gross margin of our homebuilding operations in addition to approximately $13.6 million improvement in the gross margin of our financial services operations. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $113.7 million and our housing gross margin percentage improved 180 basis points from 23.5% in prior year’s first nine months to 25.3% in 2024's first nine months. These increases are primarily due to the 9% increase in the number of homes delivered primarily due to the mix of homes delivered, offset partially by the 1% decrease in the average sales price of homes delivered. Our gross margin on land sales improved $0.3 million in 2024's first nine months compared to the same period in 2023. The gross margin of our financial services operations increased $13.6 million in the nine months ended September 30, 2024 compared to the same period in 2023 as a result of an increased number of loans sold, offset in part by lower average loan amount during the first nine months of 2024 compared to the first nine months of 2023, and increases in the number of loan originations and the average loan amount.
We opened 57 new communities during the nine months ended September 30, 2024 and closed 53 communities. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. The mix of communities delivering homes may cause fluctuations in our new contracts, absorption pace and housing gross margin from year to year.
For the three months ended September 30, 2024, selling, general and administrative expense increased $17.8 million, and increased as a percentage of revenue from 10.5% in the third quarter of 2023 to 11.2% in the third quarter of 2024. Selling expense increased $5.4 million from 2023's third quarter and increased as a percentage of revenue to 5.2% in 2024's third quarter from 5.1% for the same period in 2023. Variable selling expense for sales commissions contributed $2.5 million to the increase due to the higher number of homes delivered as well as higher co-op rates during the period compared to prior year. Non-variable selling expense increased $2.9 million primarily as a result of increased costs associated with our sales offices and models due to our increase in community count from prior year. General and administrative expense increased $12.4 million compared to the third quarter of 2023 and increased as a percentage of revenue from 5.3% in the third quarter of 2023 to 6.0% in the third quarter of 2024. The increase in general and administrative expense was primarily due to a $7.6 million increase in compensation-related expenses due to higher headcount and incentives, a $0.9 million increase in professional fees, a $0.7 million increase in computer costs, a $0.6 million increase in land-related expenses, and a $2.6 million increase in various other expenses. For the nine months ended September 30, 2024, selling, general and administrative expense increased $42.8 million, and increased as a percentage of revenue from 10.4% in the nine months ended September 30, 2023 to 10.9% in the nine months ended September 30, 2024. Selling expense increased $16.9 million from the nine months ended September 30, 2023 and increased as a percentage of revenue to 5.2% in 2024's first nine months from 5.1% for the same period in 2023. Variable selling expense for sales commissions contributed $10.2 million to the increase due to the higher number of homes delivered during the first nine months of 2024 and higher co-op rates during the period compared to prior year. Non-variable selling expense increased $6.7 million primarily as a result of increased costs associated with our sales offices and models due to our increase in community count from prior year. General and administrative expense increased $25.9 million compared to the nine months ended September 30, 2023 and increased as a percentage of revenue from 5.3% in the nine months ended September 30, 2023 to 5.7% in the nine months ended September 30, 2024. The increase in general and administrative expense was primarily due to a $16.9 million increase in compensation-related expenses due to higher average headcount and incentives, a $2.0 million increase in computer costs, a $1.8 million increase in land-related expenses, a $1.2 million increase in professional fees, and a $4.0 million increase in various other expenses.
Outlook
Housing market conditions remain relatively healthy. Although inflation and mortgage interest rates remain elevated, demographics supporting housing demand continue to be favorable as a result of the limited supply of both new and existing homes at affordable price points compared to the rate of household formations. While strong demand for housing (which has recently been supported by incentives and mortgage rate buydowns) has driven new home sales over the past two years, we anticipate that the Federal Reserve Board’s recent reduction to interest rates coupled with more controlled inflation could further encourage demand. However, the housing market remains subject to unpredictability as a result of uncertainty regarding various macroeconomic conditions, including interest rates, labor and material costs and availability, inflation, policies that may stem from the outcome of the U.S. elections and the economic concerns of our potential homebuyers. Although the extent to which these factors will impact our business is unpredictable, we believe that we are well positioned to continue to grow by focusing on our land position, new community openings, and affordable product offerings. We remain sensitive to potential changes in market conditions, and continue to focus on controlling overhead leverage, carefully managing our investment in land and land development spending and selectively offering homebuyer concessions, such as mortgage interest rate buydowns, to support homebuyers, drive order activity and minimize cancellations. We continue to have a healthy backlog with a record average sales price that is 7% higher than at the end of the third quarter of 2023. Our strong balance sheet and ample liquidity should also provide us with flexibility through changing economic conditions. We cannot, however, provide any assurances that our strategic business objectives listed below will remain successful, and we will need to remain agile to effectively address changes in market conditions.

We expect to emphasize the following strategic business objectives throughout the remainder of 2024:
•managing our land spend and inventory levels;
•continued focus on cycle times;
•opening new communities;
•managing overhead spend;
•maintaining a strong balance sheet and liquidity levels; and
•emphasizing customer service, product quality and design, and premier locations.
During the nine months ended September 30, 2024, we invested $365.6 million in land acquisitions and $444.7 million in land development compared to $247.6 million and $352.6 million, respectively, during the nine months ended September 30, 2023. We invested in more land acquisitions in the nine months ended September 30, 2024 compared to the third quarter of 2023 in line with the land supply needs of our divisions. We continue to closely review our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land and investment spend accordingly.
We ended the third quarter of 2024 with approximately 52,200 lots under control, which represents an approximately six-year supply of lots based on the past twelve months of homes delivered, including certain lots that we anticipate selling to third parties. This represents a 16% increase from our approximately 44,800 lots under control at the end of last year’s third quarter.
We opened 57 communities and closed 53 communities in the nine months ended September 30, 2024, ending the third quarter with 217 active communities, compared to 204 at the end of last year’s third quarter. Although the timing of opening new communities and closing existing communities is subject to substantial variation, we expect to grow our average community count by approximately 5% by the end of 2024.

The following table shows, by segment: revenue; gross margin; selling, general and administrative expense; operating income (loss); and interest (income) expense - net for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenue:
Northern homebuilding	$498,503	$348,240	$1,371,804	$1,114,856
Southern homebuilding	614,436	674,540	1,839,895	1,871,920
Financial services (a)	29,970	23,591	87,694	74,138
Total revenue	$1,142,909	$1,046,371	$3,299,393	$3,060,914

Gross margin:
Northern homebuilding	$110,794	$72,983	$306,554	$215,972
Southern homebuilding	168,677	185,159	507,816	484,433
Financial services (a)	29,970	23,591	87,694	74,138
Total gross margin	$309,441	$281,733	$902,064	$774,543

Selling, general and administrative expense:
Northern homebuilding	$35,309	$29,221	$100,187	$86,197
Southern homebuilding	54,537	49,532	156,083	141,282
Financial services (a)	13,402	11,120	38,056	32,956
Corporate	24,200	19,729	65,635	56,732
Total selling, general and administrative expense	$127,448	$109,602	$359,961	$317,167

Operating income (loss):
Northern homebuilding	$75,485	$43,762	$206,367	$129,775
Southern homebuilding	114,140	135,627	351,733	343,151
Financial services (a)	16,568	12,471	49,638	41,182
Less: Corporate selling, general and administrative expense	(24,200)	(19,729)	(65,635)	(56,732)
Total operating income	$181,993	$172,131	$542,103	$457,376

Interest (income) expense - net:
Northern homebuilding	$(59)	$(48)	$(195)	$(141)
Southern homebuilding	(618)	—	(1,016)	(205)
Financial services (a)	3,632	2,593	9,990	7,504
Corporate	(9,635)	(8,379)	(29,727)	(19,051)
Total interest income - net of interest expense	$(6,680)	$(5,834)	$(20,948)	$(11,893)

Other income	—	1	—	(34)

Income before income taxes	$188,673	$177,964	$563,051	$469,303
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at September 30, 2024 and December 31, 2023:

	At September 30, 2024
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$11,691	$52,067		$—	$63,758
Inventory (a)	1,081,082	1,987,854		—	3,068,936
Investments in joint venture arrangements	—	63,095		—	63,095
Other assets	49,015	140,287	(b)	1,074,766	1,264,068
Total assets	$1,141,788	$2,243,303		$1,074,766	$4,459,857

	At December 31, 2023
(In thousands)	Northern	Southern		Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$8,990	$42,618		$—	$51,608
Inventory (a)	1,016,982	1,728,561		—	2,745,543
Investments in joint venture arrangements	—	44,011		—	44,011
Other assets	37,171	104,306	(b)	1,039,801	1,181,278
Total assets	$1,063,143	$1,919,496		$1,039,801	$4,022,440
(a)Inventory includes: single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Northern Region
Homes delivered	1,015	741	2,809	2,321
New contracts, net	890	885	3,054	2,662
Backlog at end of period	1,493	1,397	1,493	1,397
Average sales price of homes delivered	$490	$466	$487	$479
Average sales price of homes in backlog	$538	$521	$538	$521
Aggregate sales value of homes in backlog	$802,517	$727,190	$802,517	$727,190
Housing revenue	$496,953	$345,635	$1,369,079	$1,111,751
Land sale revenue	$1,550	$2,605	$2,725	$3,105
Operating income homes (a)	$75,413	$43,609	$205,774	$129,622
Operating income (loss) land	$72	$153	$593	$153
Number of average active communities	90	101	96	101
Number of active communities, end of period	88	101	88	101
Southern Region
Homes delivered	1,256	1,355	3,844	3,772
New contracts, net	1,133	1,136	3,771	3,727
Backlog at end of period	1,681	2,036	1,681	2,036
Average sales price of homes delivered	$489	$489	$476	$491
Average sales price of homes in backlog	$549	$503	$549	$503
Aggregate sales value of homes in backlog	$922,906	$1,024,252	$922,906	$1,024,252
Housing revenue	$614,436	$662,721	$1,830,867	$1,851,749
Land sale revenue	$—	$11,819	$9,028	$20,171
Operating income homes (a)	$114,140	$133,665	$349,008	$340,300
Operating income (loss) land	$—	$1,962	$2,725	$2,851
Number of average active communities	124	99	119	98
Number of active communities, end of period	129	103	129	103
Total Homebuilding Regions
Homes delivered	2,271	2,096	6,653	6,093
New contracts, net	2,023	2,021	6,825	6,389
Backlog at end of period	3,174	3,433	3,174	3,433
Average sales price of homes delivered	$489	$481	$481	$486
Average sales price of homes in backlog	$544	$510	$544	$510
Aggregate sales value of homes in backlog	$1,725,423	$1,751,442	$1,725,423	$1,751,442
Housing revenue	$1,111,389	$1,008,356	$3,199,946	$2,963,500
Land sale revenue	$1,550	$14,424	$11,753	$23,276
Operating income homes (a)	$189,553	$177,274	$554,782	$469,922
Operating income land	$72	$2,115	$3,318	$3,004
Number of average active communities	214	200	215	199
Number of active communities, end of period	217	204	217	204
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Financial Services
Number of loans originated	1,695	1,469	4,869	4,008
Value of loans originated	$683,118	$578,205	$1,923,219	$1,588,199

Revenue	$29,970	$23,591	$87,694	$74,138
Less: Selling, general and administrative expenses	13,402	11,120	38,056	32,956
Less: Interest expense	3,632	2,593	9,990	7,504
Income before income taxes	$12,936	$9,878	$39,648	$33,678

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Northern	9.3%	10.1%	8.5%	9.9%
Southern	10.0%	9.8%	9.8%	11.9%

Total cancellation rate	9.7%	9.9%	9.2%	11.1%

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
Year Over Year Comparison
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Northern Region. During the three months ended September 30, 2024, homebuilding revenue in our Northern region increased $150.3 million, from $348.2 million in the third quarter of 2023 to $498.5 million in the third quarter of 2024. This 43% increase in homebuilding revenue was primarily the result of a 37% increase in the number of homes delivered (274 more units), a 5% increase in the average sales price of homes being delivered and the mix of homes being delivered. Operating income in our Northern region increased $31.7 million from $43.8 million in the third quarter of 2023 to $75.5 million during the quarter ended September 30, 2024. This increase in operating income was the result of a $37.8 million improvement in our gross margin partially offset by a $6.1 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $37.9 million and our housing gross margin percentage improved 120 basis points to 22.3% in the third quarter of 2024 from 21.1% in the prior year’s third quarter. These improvements were primarily due to the increase in the number of homes delivered in addition to the mix of homes delivered compared to prior year. Our land sale gross margin declined $0.1 million in the third quarter of 2024 compared to the same period in 2023 as a result of the mix of lots sold in the current year compared to the prior year.

Selling, general and administrative expense increased $6.1 million, from $29.2 million for the quarter ended September 30, 2023 to $35.3 million for the quarter ended September 30, 2024 but declined 130 basis points as a percentage of revenue to 7.1% in 2024's third quarter from 8.4% in 2023's third quarter. The increase in selling, general and administrative expense was attributable to a $4.9 million increase in selling expense primarily due to a $4.3 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered as well as a $0.6 million increase in non-variable selling expense primarily as a result of increased costs associated with our sales offices and models. This increase in selling, general and administrative expense was also attributable to a $1.2 million increase in general and administrative expense, which was primarily related to a $0.5 million increase in compensation-related expenses and $0.2 million increase in land related expenses.
During the three months ended September 30, 2024, we experienced less than 1% increase in new contracts in our Northern region, from 885 in the third quarter of 2023 to 890 in the third quarter of 2024. Homes in backlog increased 7% from 1,397 homes at September 30, 2023 to 1,493 homes at September 30, 2024. The increases in new contracts and backlog were primarily a result of improved demand compared to prior year. Average sales price in backlog increased approximately 3% to $538,000 at September 30, 2024 compared to $521,000 at September 30, 2023 primarily due to the mix of homes being sold. We opened seven new communities in our Northern region during the third quarter of 2024 and 2023. Our monthly absorption rate in our Northern region improved to 3.3 per community in the third quarter of 2024 compared to 2.9 per community in 2023's third quarter due to increased availability of and demand for inventory homes.
Southern Region. During the three month period ended September 30, 2024, homebuilding revenue in our Southern region decreased $60.1 million, from $674.5 million in the third quarter of 2023 to $614.4 million in the third quarter of 2024. This 9% decrease in homebuilding revenue was the result of a 7% decrease in the number of homes delivered (99 units) and an $11.8 million decrease in land sales. Operating income in our Southern region decreased $21.5 million from $135.6 million in the third quarter of 2023 to $114.1 million during the quarter ended September 30, 2024. This decrease in operating income was the result of a $16.5 million decline in our gross margin and a $5.0 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our housing gross margin declined $14.5 million, due primarily to the decrease in the number of homes delivered during the period and the mix of homes being delivered compared to prior year. Our housing gross margin percentage declined 10 basis points from 27.6% in prior year’s third quarter to 27.5% in the third quarter of 2024, primarily due to the mix of homes being delivered. Our land sale gross margin declined $2.0 million in the third quarter of 2024 compared to the third quarter of 2023 as a result of no land sales in the current quarter.
Selling, general and administrative expense increased $5.0 million from $49.5 million in the third quarter of 2023 to $54.5 million in the third quarter of 2024 and increased 160 basis points as a percentage of revenue to 8.9% from 7.3% in the third quarter of 2023. This increase in selling, general and administrative expense was primarily attributable to a $4.5 million increase in general and administrative expense, which was due to a $2.4 million increase in compensation-related expenses, a $0.4 million increase in land-related expenses, and a $1.7 million increase in miscellaneous expenses. The increase in selling, general and administrative expense was also attributable to a $0.5 million increase in selling expense primarily due to a $2.2 million increase in non-variable selling expense primarily as a result of increased costs associated with our sales offices and models due to our increased community count, offset partially by a $1.7 million decrease in variable selling expenses resulting from decreases in sales commissions produced by the lower number of homes delivered.
During the three months ended September 30, 2024, our new contracts decreased slightly in our Southern region, from 1,136 in the third quarter of 2023 to 1,133 in the third quarter of 2024, which was primarily due to slightly weakened demand. However, homes in backlog decreased by 17% from 2,036 homes at September 30, 2023 to 1,681 homes at September 30, 2024, primarily as a result of improved construction cycle times allowing us to deliver homes in backlog at a faster rate compared to last year and a slight decrease in new contracts. Average sales price in backlog increased to $549,000 at September 30, 2024 from $503,000 at September 30, 2023 primarily due to the mix of homes being sold. During the three months ended September 30, 2024, we opened twelve new communities in our Southern region compared to opening fifteen communities during 2023's third quarter. Our monthly absorption rate in our Southern region declined to 3.1 per community in the third quarter of 2024 compared to 3.8 per community in the third quarter of 2023 as a result of a slight decline in new contracts and a decline in new communities compared to prior year.
Financial Services. Revenue from our mortgage and title operations increased 27% to an all-time quarterly record $30.0 million in the third quarter of 2024 from $23.6 million in the third quarter of 2023 due to higher margins on loans sold during the period compared to prior year’s third quarter and a 15% increase in the number of loan originations from 1,469 in 2023's third quarter to 1,695 in the third quarter of 2024, and an increase in the average loan amount from $394,000 in the quarter ended September 30, 2023 to $403,000 in the quarter ended September 30, 2024.
Our financial services segment experienced a $4.1 million increase in operating income in the third quarter of 2024 compared to 2023's third quarter, which was primarily due to the increase in revenue discussed above offset, in part, by a $2.3 million increase in selling, general and administrative expense compared to the third quarter of 2023, which was primarily the result of an increase in compensation-related expenses.
At September 30, 2024, M/I Financial provided financing services in all of our markets. Approximately 89% of our homes delivered during the third quarter of 2024 were financed through M/I Financial, compared to 86% in the third quarter of 2023. Capture rate is influenced by financing availability and competition in the mortgage market and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $4.5 million from $19.7 million for the third quarter of 2023 to $24.2 million for the third quarter of 2024. This increase primarily resulted from a $2.9 million increase in compensation-related expenses and a $1.6 million increase in miscellaneous expenses.
Interest Income, net of Interest Expense. The Company earned $6.7 million of interest income - net for the three months ended September 30, 2024 compared to $5.8 million for the three months ended September 30, 2023. This increase was primarily due to a higher average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 22.9% for the three months ended September 30, 2024 and 21.9% for the three months ended September 30, 2023. The increase in the effective tax rate from the three months ended September 30, 2023 was primarily attributable to a $0.8 million decrease in tax benefit from equity compensation in 2024.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Northern Region. Homebuilding revenue in our Northern region increased $256.9 million, from $1.11 billion in the nine months ended September 30, 2023 to $1.37 billion in the nine months ended September 30, 2024. This 23% increase in homebuilding revenue was primarily the result of a 21% increase in the number of homes delivered (488 more units) and the mix of homes delivered with an increase in the average sales price of homes delivered ($8,000 per home delivered), offset in part by a $0.4 million decrease in land sale revenue. Operating income in our Northern region increased $76.6 million, from $129.8 million during the nine months ended September 30, 2023 to $206.4 million during the nine months ended September 30, 2024. The increase in operating income was primarily the result of a $90.6 million increase in our gross margin offset partially by a $14.0 million increase in selling, general and administrative expense. With respect to our homebuilding gross margin, our housing gross margin improved $90.1 million, and our housing gross margin percentage improved 290 basis points from 19.4% in the nine months ended September 30, 2023 to 22.3% for the same period in 2024, primarily due to the mix of homes being delivered in addition to the increase in the number of homes delivered. Our land sale gross margin improved $0.4 million in the nine months ended September 30, 2024 compared to the same period in 2023 as a result of the mix of lots sold in the current year compared to the prior year.

Selling, general and administrative expense increased $14.0 million, from $86.2 million for the nine months ended September 30, 2023 to $100.2 million for the nine months ended September 30, 2024, but improved by as a percentage of revenue at 7.3% in 2024 compared to 7.7% in 2023. The increase in selling, general and administrative expense was attributable to a $11.0 million increase in selling expense, primarily attributable to a $9.8 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered and a $1.2 million increase in costs associated with our sales offices and models. The increase in selling, general and administrative expense was also attributable to a $3.0 million increase in general and administrative expense, which was primarily related to a $1.3 million increase in compensation-related expenses and $1.7 million increase in other miscellaneous expenses.
During the nine months ended September 30, 2024, we experienced a 15% increase in new contracts in our Northern region, from 2,662 in the nine months ended September 30, 2023 to 3,054 in the first nine months of 2024. Homes in backlog increased 7% from 1,397 at September 30, 2023 to 1,493 homes at September 30, 2024. The increase in new contracts and homes in backlog was primarily due to improved demand. Average sales price in backlog increased to $538,000 at September 30, 2024 compared to $521,000 at September 30, 2023 primarily due to the mix of homes being sold. During the nine months ended September 30, 2024, we opened 17 new communities in our Northern region compared to 27 new communities opened during the nine months ended September 30, 2023. The decrease was a result of delays in approvals for entitlements and permits, and longer development timelines, all of which delayed community openings during the period. Our monthly absorption rate in our Northern region improved to 3.5 per community in the nine months ended September 30, 2024 from 2.9 per community in the same period in 2023 as a result of increased availability of and demand for inventory homes.
Southern Region. During the nine months ended September 30, 2024, homebuilding revenue in our Southern region decreased $32.0 million from $1.87 billion in the nine months ended September 30, 2023 to $1.84 billion in the nine months ended September 30, 2024. This 2% decrease in homebuilding revenue was the result of an $11.1 million decrease in land sale revenue and a 3% decrease in the average sales price of homes delivered ($15,000 per home delivered) primarily due to the mix of homes delivered, offset in part by a 2% increase in the number of homes delivered (72 units). Operating income in our Southern region increased 3% from $343.2 million in the nine months ended September 30, 2023 to $351.7 million during the nine months ended September 30, 2024. This increase in operating income was the result of a $23.4 million improvement in our gross margin, offset partially by a $14.8 million increase in selling, general, and administrative expense. With respect to our homebuilding gross margin, our gross margin on homes delivered improved $23.5 million, due primarily to the increase in the number of homes delivered during the period and the mix of homes delivered, offset partially by the decrease in average sale price of homes delivered. Our housing gross margin percentage improved 160 basis points from 26.0% in the nine months ended September 30, 2023 to 27.6% in the same period in 2024 primarily due to the mix of homes delivered, offset partially by the decrease in average sales price of homes delivered compared to prior year. Our land sale gross margin declined $0.1 million in the nine months ended September 30, 2024 compared to the same period in 2023 as a result of the mix of lots sold in the current year compared to the prior year.
Selling, general and administrative expense increased $14.8 million from $141.3 million in the nine months ended September 30, 2023 to $156.1 million in the nine months ended September 30, 2024 and increased as a percentage of revenue to 8.5% compared to 7.5% in 2023’s same period. The increase in selling, general and administrative expense was attributable to a $5.4 million increase in selling expense primarily due to a $5.0 million increase in non-variable selling expenses primarily related to costs associated with our sales offices and models due to our increased community count and a $0.4 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher number of homes delivered. The increase in selling, general and administrative expense was also attributable to a $9.4 million increase in general and administrative expense, which was primarily related to a $5.7 million increase in compensation-related expenses due to our increased headcount and our strong consolidated financial performance during the period, a $1.3 million increase in land-related expenses, and a $2.4 million increase in other miscellaneous expenses.

During the nine months ended September 30, 2024, we experienced a 1% increase in new contracts in our Southern region, from 3,727 in the nine months ended September 30, 2023 to 3,771 in the first nine months of 2024 primarily due to the increase in our average number of communities compared to prior year. Homes in backlog decreased 17% from 2,036 homes at September 30, 2023 to 1,681 homes at September 30, 2024 due primarily to improved construction cycle times allowing us to deliver homes in backlog at a faster rate compared to last year in addition to increased availability of inventory homes compared to prior year. Average sales price in backlog increased from $503,000 at September 30, 2023 to $549,000 at September 30, 2024 primarily due to the mix of homes delivered. During the nine months ended September 30, 2024, we opened 40 communities in our Southern region, compared to opening 29 during the nine months ended September 30, 2023. Our monthly absorption rate in our Southern region declined to 3.5 per community in the nine months ended September 30, 2024 from 4.2 per community in the nine months ended September 30, 2023 as a result of the limited lot supply in the increased number of our communities in closeout status.
Financial Services. Revenue from our mortgage and title operations increased 18% from $74.1 million in the nine months ended September 30, 2023 to $87.7 million in the nine months ended September 30, 2024 due to higher margins on loans sold during the period compared to 2023's first nine months, proceeds from the sale of mortgage servicing rights, and a 21% increase in the number of loan originations from 4,008 in the nine months ended September 30, 2023 to 4,869 in the nine months ended September 30, 2024, offset partially by a decrease in the average loan amount from $396,000 in the nine months ended September 30, 2023 to $395,000 in the nine months ended September 30, 2024.
Our financial services segment experienced a $8.5 million increase in operating income in the nine months ended September 30, 2024 compared to the same period in 2023, which was primarily due to the increase in revenue discussed above, partially offset by a $5.1 million increase in selling, general and administrative expense compared to the nine months ended September 30, 2023. The increase in selling, general and administrative expense was primarily attributable to a $4.6 million increase in compensation related expenses, a $0.6 million increase in indemnification reserves during the period, and a $0.1 million decrease in other miscellaneous expenses.
At September 30, 2024, M/I Financial provided financing services in all of our markets. Approximately 88% of our homes delivered during the nine months ended September 30, 2024 were financed through M/I Financial, compared to 82% during the nine months ended September 30, 2023. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $8.9 million from $56.7 million for the nine months ended September 30, 2023 to $65.6 million for the nine months ended September 30, 2024, primarily due to a $5.3 million increase in compensation-related expenses, a $1.0 million increase in computer-related costs, a $0.9 million increase in advertising expenses, and a $1.7 million increase in miscellaneous expenses incurred during the period.
Interest Income, net of Interest Expense. The Company earned $20.9 million of interest income - net for the nine months ended September 30, 2024 compared to $11.9 million for the nine months ended September 30, 2023. This was primarily due to a higher average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 23.6% for the nine months ended September 30, 2024 and 23.3% for the nine months ended September 30, 2023. The increase in the effective rate from the nine months ended September 30, 2023 was primarily attributable to a $0.2 million decrease in tax benefit from equity compensation in 2024.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At September 30, 2024, we had $719.9 million of cash, cash equivalents and restricted cash (all of which was comprised of unrestricted cash and cash equivalents), which represents a $12.7 million decrease in unrestricted cash and cash equivalents from December 31, 2023. This decrease in cash is primarily due to house closings and the timing of land spend compared to prior year offset by a larger beginning of year balance on hand. Our principal uses of cash for the nine months ended September 30, 2024 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, and debt service requirements, including the repayment of amounts outstanding under our credit facilities, and the repurchase of $125.8 million of our outstanding common shares under both the 2021 and 2024 Share Repurchase Programs (as defined below). In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans, the sale of mortgage servicing rights, excess cash balances, borrowings under our MIF Mortgage Repurchase Facility (as defined below), and other sources of liquidity.
The Company is a party to two primary credit agreements: (1) a $650 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries; and (2) a $300 million mortgage repurchase agreement, dated October 24, 2023, as amended on October 22, 2024 (the “MIF Mortgage Repurchase Facility”), with M/I Financial as borrower.

As of September 30, 2024, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities in an aggregate principal amount of $935.4 million, with $235.4 million payable within 12 months. Future interest payments associated with these notes payable totaled $134.7 million as of September 30, 2024, with $31.9 million payable within 12 months.
As of September 30, 2024, there were no borrowings outstanding and $85.2 million of letters of credit outstanding under our $650 million Credit Facility, leaving $564.8 million available. We expect to continue to manage our balance sheet and liquidity carefully during the remainder of 2024 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in 2024 from cash receipts, excess cash balances and availability under our credit facilities.
During the nine months ended September 30, 2024, we delivered 6,653 homes, started 7,162 homes, ended the quarter with 5,056 homes under construction compared to 4,580 at the end of last year’s third quarter, and spent $365.6 million on land purchases and $444.7 million on land development.

We are actively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of September 30, 2024, we had a total of 28,563 lots under contract, with an aggregate purchase price of approximately $1.39 billion, to be acquired during the remainder of 2024 through 2031.
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
Operating Cash Flow Activities. During the nine-month period ended September 30, 2024, we generated $75.3 million of cash from operating activities, compared to generating $497.2 million of cash from operating activities during the nine months ended September 30, 2023. The cash provided by operating activities in the first nine months of 2024 was primarily a result of net income of $430.3 million, and an increase of $67.4 million in accounts payable, customer deposits and other liabilities, offset, in part, by a $335.1 million increase in inventory purchases and payments for mortgage loan originations which exceeded the proceeds from the sale of mortgage loans by $66.4 million, an increase in other assets of $33.4 million, and a decrease in accrued compensation totaling $4.3 million. The cash generated in operating activities during the nine months ended September 30, 2023 was primarily a result of net income of $360.1 million, $34.5 million of proceeds from the sale of mortgage loans net of mortgage loan originations, a $108.6 million decrease in inventory purchases due to delays and timing of land purchases and an increase of $22.3 million in accounts payable, offset, in part, by a decrease in accrued compensation and other liabilities totaling $42.6 million.
Investing Cash Flow Activities. During the nine months ended September 30, 2024, we used $45.0 million of cash in investing activities, compared to using $14.1 million of cash in investing activities during the nine months ended September 30, 2023.

The cash used in investing activities in the first nine months of 2024 was primarily a result of a $45.9 million increase in our investment in joint venture arrangements and a $6.4 million increase in property and equipment, offset, in part, by $7.2 million of proceeds from the sale of a portion of our mortgage servicing rights. The cash used in investing activities during the nine months ended September 30, 2023 was primarily a result of a $19.7 million increase in our investment in joint venture arrangements and a $4.6 million increase in property and equipment, offset, in part, by $10.2 million of proceeds from the sale of a portion of our mortgage servicing rights during the second quarter of 2023.

Financing Cash Flow Activities. During the nine months ended September 30, 2024, we used $43.2 million of cash in financing activities, compared to using $58.4 million of cash in financing activities during the nine months ended September 30, 2023. The cash used in financing activities in 2024 was primarily due to the repurchase of $125.8 million of our outstanding common shares during the nine months ended September 30, 2024, offset partially by proceeds from borrowings (net of repayments) under our MIF Mortgage Repurchase Facility of $69.6 million and $13.0 million in proceeds from the exercise of stock options during the nine months ended September 30, 2024. The cash used in financing activities in the first nine months of 2023 was primarily due to repayments of $45.1 million (net of proceeds from borrowings) under our two then-outstanding M/I Financial credit facilities and the repurchase of $40.3 million of our outstanding common shares during the first nine months of 2023, offset partially by the $27.2 million in proceeds from the exercise of stock options during the first nine months of 2023.

On May 14, 2024, the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company was permitted to purchase up to $250 million of its outstanding common shares (the “2024 Share Repurchase Program”), which replaced the 2021 Share Repurchase Program which had $95 million of remaining availability at the time. During the nine months ended September 30, 2024, the Company repurchased 0.9 million outstanding common shares for an aggregate purchase price of $125.8 million under both the 2021 and the 2024 Share Repurchase Programs which was funded with cash on hand. As of September 30, 2024, the Company is authorized to repurchase an additional $156.9 million of outstanding common shares under the 2024 Share Repurchase Program (see Note 12 to our financial statements for more information).
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

At September 30, 2024 and December 31, 2023, our ratio of homebuilding debt to capital was 20% and 22%, respectively, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes and our 2028 Senior Notes) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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

Included in the table below is a summary of our available sources of cash from the Credit Facility and the MIF Mortgage Repurchase Facility as of September 30, 2024:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$564,840
Notes payable – financial services (b)	(b)	$235,441	$87
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $2.22 billion of availability for additional senior debt at September 30, 2024. As a result, the full $650 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $85.2 million of letters of credit outstanding at September 30, 2024, leaving $564.8 million available. The Credit Facility has an expiration date of December 9, 2026.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Repurchase Facility, which may be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of M/I Financial's repurchase agreement as of September 30, 2024, which was $270 million. On October 22, 2024, M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility which extended its term for an additional year to October 21, 2025 and increased the aggregate commitment amount to $300 million for the entire remaining term.
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

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $250 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $1.73 billion at September 30, 2024 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).

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
As of September 30, 2024, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of September 30, 2024:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$1,733.7	$2,761.4
Leverage Ratio	≤	0.60	0.02
Interest Coverage Ratio	≥	1.5 to 1.0	22.8 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$828.4	$6.4
Unsold Housing Units and Model Homes	≤	3,147	1,785

Notes Payable - Financial Services.

MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provides for a maximum borrowing availability of

$300 million (and was subject to increases and decreases during certain periods). The MIF Mortgage Repurchase Facility was scheduled to expire on October 22, 2024.

On October 22, 2024, M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility that extends the term of the MIF Mortgage Repurchase Facility for an additional year to October 21, 2025 and increases the aggregate commitment amount to $300 million for the entire remaining term. As is typical for similar credit facilities, the amended MIF Mortgage Repurchase Facility expires after one year and is under consideration for extension annually by the participating lenders.

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

As of September 30, 2024, there was $235 million outstanding under the MIF Mortgage Repurchase Facility (which at the time had a maximum borrowing availability of $270 million), and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Repurchase Facility, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of September 30, 2024:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	12.0 to 1.0	5.7 to 1.0
Liquidity	≥	$10.0	$38.0
Adjusted Net Income	>	$0.0	$24.3
Tangible Net Worth	≥	$25.0	$44.6
Senior Notes.

3.95% Senior Notes. On August 23, 2021, the Company issued $300 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of September 30, 2024, the Company was in compliance with all terms, conditions, and covenants under the indenture.

4.95% Senior Notes. On January 22, 2020, the Company issued $400 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of September 30, 2024, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 8 to our financial statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.
Supplemental Financial Information.
As of September 30, 2024, M/I Homes, Inc. had $300 million aggregate principal amount of its 2030 Senior Notes and $400 million aggregate principal amount of its 2028 Senior Notes outstanding.
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

Summarized Balance Sheet Data

(In thousands)	As of September 30, 2024	As of December 31, 2023
Assets:
Cash	$676,971	$695,810
Investment in joint venture arrangements	$57,056	$38,373
Amounts due from Non-Guarantor Subsidiaries	$6,575	$6,949
Total assets	$4,136,309	$3,769,713

Liabilities and Shareholders’ Equity:
Total liabilities	$1,349,853	$1,306,433
Shareholders’ equity	$2,786,456	$2,463,280

Summarized Statement of Income Data

Nine Months Ended
(In thousands)	September 30, 2024
Revenues	$3,211,699
Land and housing costs	$2,397,329
Selling, general and administrative expense	$320,693
Income before income taxes	$524,615
Net income	$398,615

Weighted Average Borrowings. For the three months ended September 30, 2024 and 2023, our weighted average borrowings outstanding were $722.5 million and $750.5 million, respectively, with a weighted average interest rate of 5.33% and 5.35%, respectively. The decrease in our weighted average borrowings related to decreased average borrowings under our M/I Financial credit facility during the third quarter of 2024 compared to the same period in 2023. The decrease in our weighted average borrowing rate was due to lower interest rates on the Credit Facility in 2024 compared to the prior year.

At both September 30, 2024 and December 31, 2023, we had no borrowings outstanding under the Credit Facility. Based on our currently anticipated spending on home construction, overhead expenses and land acquisition and development during 2024, offset by expected cash receipts from home deliveries and other sources, we do not expect to incur borrowings under the Credit Facility during 2024. To the extent we elect to borrow under the Credit Facility during the remainder of 2024, the actual amount borrowed and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2024 Share Repurchase Program and any other extraordinary events or transactions. The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $85.2 million of letters of credit issued and outstanding under the Credit Facility at September 30, 2024. During the nine months ended September 30, 2024, the average daily amount of letters of credit outstanding under the Credit Facility was $74.3 million and the maximum amount of letters of credit outstanding under the Credit Facility was $86.5 million.

At September 30, 2024, M/I Financial had $235.4 million outstanding under the MIF Mortgage Repurchase Facility. During the nine months ended September 30, 2024, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $20.1 million and the maximum amount outstanding was $235.4 million, which occurred during September 2024.
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
The annual rate of inflation in the United States was 2.4% in September 2024, as measured by the Consumer Price Index, down slightly from prior quarter, and from 3.4% in December 2023. As the rate of inflation has declined from 2022’s historic levels, our costs have stabilized. However, continued increases in inflation rates could impact our costs, potentially reduce our gross margins, reduce the purchasing power of potential homebuyers, and negatively impact their ability and desire to buy a home.
Interest rates began to rise in the second half of 2023 from 6.5% at the end of 2022 to over 8% by the end of October 2023 (the highest rates since 2001). Rates declined slightly by the end of 2023 to approximately 7%, and have hovered around 7% throughout most of the first nine months of 2024 and declined to roughly 6.1% as of September 30, 2024. In September 2024, the Federal Reserve Board announced a 50 basis point interest rate cut, which is the first cut since early 2020. The higher mortgage interest rates have made it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. With recent rate cuts, we believe that hesitant potential homebuyers could decide to enter the homebuying market due to the improved affordability of obtaining a mortgage, and we believe we are well prepared to address increased demand in our markets with our current land position and open communities.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility and the MIF Mortgage Repurchase Facility, which permitted borrowings of up to $920 million as of September 30, 2024, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2024	2023
Whole loan contracts and related committed IRLCs	$1,305	$—
Uncommitted IRLCs	252,580	174,274
FMBSs related to uncommitted IRLCs	286,000	174,000
Whole loan contracts and related mortgage loans held for sale	17,864	10,398
FMBSs related to mortgage loans held for sale	206,000	152,000
Mortgage loans held for sale covered by FMBSs	221,600	160,547

The table below shows the measurement of assets and liabilities at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2024	2023
Mortgage loans held for sale	$242,812	$176,329
Forward sales of mortgage-backed securities	(1,228)	(7,220)
Interest rate lock commitments	3,443	3,617
Whole loan contracts	113	(335)
Total	$245,140	$172,391

The following table sets forth the amount of (loss) gain recognized on assets and liabilities for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2024	2023	2024	2023
Mortgage loans held for sale	$3,569	$(1,710)	$98	$(873)
Forward sales of mortgage-backed securities	(2,896)	4,655	5,992	10,522
Interest rate lock commitments	1,709	(1,701)	(470)	(740)
Whole loan contracts	493	(397)	444	(303)
Total gain (loss) recognized	$2,875	$847	$6,064	$8,606

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of September 30, 2024. Because the MIF Mortgage Repurchase Facility is effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at September 30, 2024. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total	9/30/2024
ASSETS:
Mortgage loans held for sale:
Fixed rate	$246,898	—	—	—	—	—	$246,898	$242,812
Weighted average interest rate	5.98%	—	—	—	—	—	5.98%

LIABILITIES:
Long-term debt — fixed rate	—	—	—	—	$400,000	$300,000	$700,000	$668,000
Weighted average interest rate	—	—	—	—	2.83%	1.69%	4.52%
Short-term debt — variable rate	$235,441	—	—	—	—	—	$235,441	$235,441
Weighted average interest rate	6.70%	—	—	—	—	—	6.70%

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s legal proceedings are discussed in Note 6 to the Company’s Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors appearing in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities - None.
(b) Use of Proceeds - Not Applicable.
(c) Purchases of Equity Securities

Common shares purchased during the three months ended September 30, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

July 1, 2024 - July 31, 2024	—	$—	—	$207,110,140
August 1, 2024 - August 31, 2024	120,000	$155.56	120,000	$188,442,750
September 1, 2024 - September 30, 2024	202,000	$156.27	202,000	$156,876,530

Quarter ended September 30, 2024	322,000	$156.00	322,000	$156,876,530
(1)    On May 14, 2024, the Company announced that its Board of Directors authorized the 2024 Share Repurchase Program, which replaced the 2021 Share Repurchase Program which had $95 million of remaining availability at the time. Under the 2024 Share Repurchase Program, the Company may purchase up to $250 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The 2024 Share Repurchase Program does not have an expiration date and may be modified, suspended or discontinued at any time. See Note 12 to our Condensed Consolidated Financial Statements for additional information.

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

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

M/I Homes, Inc.
(Registrant)

Date:	November 1, 2024	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 1, 2024	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)