Form 10-K
period 2024-12-31
M/I HOMES, INC.
filed 2025-02-14
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares (its only class of common equity) held by non-affiliates (26,782,631 shares) was approximately $3.3 billion. The number of common shares of the registrant outstanding as of February 12, 2025 was 27,114,451.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Item 1. BUSINESS
General
M/I Homes, Inc. and subsidiaries is one of the nation’s leading builders of single-family homes. The Company commenced homebuilding activities in 1976. Since that time, the Company has sold over 160,000 homes. Unless this Form 10-K otherwise indicates or the context otherwise requires, the terms the “Company,” “we,” “us” and “our” refer to M/I Homes, Inc. and its subsidiaries.
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
Our homebuilding operations comprise the most significant portion of our business, representing 97% and 98% of consolidated revenue in 2024 and 2023, respectively. We design, market, construct and sell single-family homes and attached townhomes to first-time, move-up, empty-nester, and luxury buyers. In addition to home sales, our homebuilding operations generate revenue from the sale of land and lots. We use the term “home” to refer to a single-family residence, whether it is a single-family home or an attached home. We use the term “community” to refer to a single development in which we construct homes. At times, “multiple communities” can exist in a single development where we offer multiple product types. We primarily construct homes in planned development communities and mixed-use communities. We are currently offering homes for sale in 220 communities and operating within 17 markets located in ten states. Our average sales price of homes delivered during 2024 was $483,000, and the average sales price of our homes in backlog at December 31, 2024 was $553,000. We offer homes ranging from a base sales price of approximately $190,000 to $1,010,000 and believe that this range of price points allows us to appeal to and attract a wide range of buyers. We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality, providing superior customer service and offering mortgage and title services to fully serve our customers. In our experience, our product offerings and customer service make the homebuying process more efficient for our customers.
Our financial services operations generate revenue primarily from originating and selling mortgages and collecting fees for title insurance and closing services. We offer mortgage banking services to our homebuyers through our 100%-owned subsidiary, M/I Financial, LLC (“M/I Financial”). We offer title services through subsidiaries that are 100%-owned by the Company. Our financial services operations accounted for 3% and 2% of our consolidated revenues in 2024 and 2023, respectively. See the “Financial Services” section below for additional information regarding our financial services operations.
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

Industry Overview and Current Market Conditions
During 2024, housing market conditions remained relatively healthy despite elevated inflation and mortgage interest rates. In the second half of 2024, the Federal Reserve reduced interest rates three times for a total of 100 basis points. Despite the rate cuts by the Federal Reserve, mortgage rates continued to hover around 7% throughout 2024. The demographics supporting housing demand continued to be somewhat favorable as a result of a limited supply of both new and existing homes compared to the rate of household formations. Inventory levels in the housing market remain undersupplied due to the underproduction of new homes over the past decade and low levels of existing home resale inventory. On the other hand, affordability is under increasing pressure due to rising home costs. We offered sales incentives and mortgage interest rate buydowns in 2024 to further stimulate traffic and demand. We believe that the 8% increase in new contracts during 2024 compared to 2023 resulted from our sales incentives and interest rate buydown offerings and the low inventory levels in the housing market. In addition, supply chain and labor conditions remained stable throughout 2024 which allowed us to improve construction cycle times compared to 2023.

With respect to current market conditions, although the level of new and existing home inventories has increased from historically low levels, the supply of homes at affordable price points is generally still limited. In addition, demographics supporting housing demand remain favorable and we believe that they will continue to benefit the housing industry over the long-term. Our use of sales incentives and mortgage interest rate buydowns in 2025 will depend on, among other things, market dynamics, including mortgage interest rates and overall housing affordability, as well as community-specific considerations, including the size and construction stage of the backlog, sales pace and lots remaining available for sale. We do expect some margin compression in 2025 when compared to 2024 levels as a result of the current market conditions. We also expect to increase our land acquisition and development investment activity in 2025 compared to 2024 to support future growth, subject to market conditions and available opportunities that meet our investment return standards. We will continue to prioritize managing our land spend and inventory levels of finished lots and inventory homes by balancing our development investment activity and our construction pace.

The current demand for new homes remains subject to uncertainty due to ongoing affordability and inflation concerns, consumer confidence, labor and material costs and availability, and the current interest rate environment. The potential effects of these factors are uncertain and could adversely impact our operations and financial results in future periods. We believe that we are well positioned to manage through the evolving housing industry market conditions by focusing on our land position, new community openings, and affordable product offerings. We remain sensitive to potential changes in market conditions, and continue to focus on controlling overhead leverage, carefully managing our investment in land and land development spending, and judiciously offering homebuyer incentives. Our strong balance sheet and liquidity position should also provide us with flexibility through changing economic conditions. However, we cannot provide any assurances that our strategic business objectives will remain successful, and we may need to adjust elements of our strategy to address evolving market conditions more effectively.

Business Strategy

We are focused on maximizing profitability, continuing to expand our market share through our more affordable and move-up product designs and being selective in land and land development investment opportunities. Consistent with our focus on improving long-term financial results, we expect to continue to emphasize the following strategic business objectives in 2025:
•promote sales where necessary through interest rate buydowns and/or other incentives;
•managing our land spend and inventory levels;
•managing our construction cycle times;
•opening new communities;
•managing overhead spend;
•maintaining a strong balance sheet and liquidity levels; and
•emphasizing customer service, product quality and design, and premier locations.

Future economic and homebuilding industry conditions and the demand for homes are subject to continued uncertainty due to numerous factors, including the impacts of mortgage availability, inflation, interest rate increases, increasing labor and supply costs, and supply chain disruptions and labor shortages. These factors are highly uncertain and outside our control. As a result, we can provide no assurance that the positive trends reflected in our financial and operating metrics in 2024 will continue in 2025.

Sales and Marketing
We focus our marketing efforts on first-time and move-up homebuyers, including home designs targeted to first-time, multi-generational and empty-nester homebuyers. We market and sell our homes under the M/I Homes brand. Our marketing efforts are directed at driving awareness, interest, demand, and preference for the M/I Homes brand over other homebuilders, the resale market, and the option to remodel an existing older home.
We provide our homebuyers with the following products, programs and services which we believe differentiate our brand: (1) homes with high quality construction located in attractive areas and desirable communities that are supported by our 10-year transferable structural warranty; (2) our Whole Home Building Standards, which are designed to deliver features and benefits that satisfy the buyer’s expectation for a better-built home, including a more eco-friendly and energy efficient home that we believe will generally save our customers up to 30% on their energy costs compared to a home that is built to minimum code requirements; (3) our onsite and online Design Studios and Design Consultants that assist our homebuyers in selecting product and design options; (4) fully furnished model homes and highly-trained sales consultants to build the buyer’s confidence and enhance the quality of the homebuying experience; (5) our mortgage financing programs that we offer through M/I Financial, including competitive fixed-rate and adjustable-rate loans and, in certain cases, interest rate buydown incentives; (6) our Ready Now Homes program which offers homebuyers the opportunity to close on certain new homes in 90 days or less; and (7) our unwavering focus on customer care and customer satisfaction.
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
Our company-employed sales consultants are trained and prepared to meet the buyer’s expectations and build the buyer’s confidence by fully explaining the features and benefits of our homes, helping each buyer determine which home best suits the buyer’s needs, explaining the construction process, and assisting the buyer in choosing the best financing option. We give significant attention to the ongoing training of all sales personnel to assure a high level of professionalism and product knowledge. As of December 31, 2024, we employed 275 home sales consultants.
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
We seek to keep our homebuyers actively involved in the construction of their new home by communicating with them throughout the design and construction process. We achieve this with our “Journey” app, a digital experience, that delivers notification of key milestones, photos of the construction progress, checklists for customers to complete, easy access to purchase contracts and other related documents, and more. Our goal is to enhance the total homebuying experience. We believe prompt and courteous responses to homebuyers’ needs throughout the homebuying process reduce post-delivery repair costs, enhance our reputation for quality and service, and encourage repeat and referral business from homebuyers and the real estate community.
Finally, we believe our ultimate differentiator comes from the principles our company was founded upon: integrity and delivering superior customer service and a quality product. Our customer satisfaction scores are measured by an independent third-party company at both 30 days and 6 months after delivery.
We market our homes using digital and traditional media. The particular media used differs from market to market based on area demographics and other competitive factors. We market directly to consumers via website, search engine optimization, paid search, and display advertising as well as traditional marketing efforts such as newspaper, direct mail, billboards, radio, and television. We leverage our presence on referral sites, such as Zillow.com, Livable.com, Realtor.com, and NewHomeSource.com, to drive sales leads to our internet sales managers. We use email marketing to maintain communication with existing prospects and customers. We use our social media presence to communicate to potential homebuyers the experiences of customers who have purchased our homes and to provide content about our homes and design features.
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
We offer homes ranging from a base sales price of approximately $190,000 to $1,010,000 and from approximately 1,000 to 5,500 square feet. In addition to single-family detached homes, we also offer attached townhomes in several of our markets. We believe that offering a wide range of homes enables us to attract first-time, multi-generational, move-up, empty-nester and luxury homebuyers.
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
Work-from-home needs for potential homebuyers remain an important planning tool for us, and we will continue to design and offer in-home spaces that are bright, functional and bring value to our buyers. We also continue to develop new floor plans and communities specifically for the growing empty-nester market. These plans (primarily ranch and main floor master bedroom type plans) focus on move-down buyers, are smaller in size, and feature outdoor living potential, fewer bedrooms, and improved community amenities. Our homebuilding divisions often share successful floor plans with other divisions, when appropriate.

We continue to look for opportunities to develop more multi-family communities. In some cases where commercial and office developments are in less demand, we see potential to rezone to a higher density multi-family solution.

As affordability remains a key driver of sales, our “Smart Series” has remained important and represented approximately 52% of our total sales for the year ended December 31, 2024. Our “Smart Series” is market specific and intended to offer buyers excellent value, desirable locations, and pre-selected packages of upgraded finishes and appliances. The “Smart Series” targets entry-level and move-down buyers and focuses significant attention on affordability, livability and design flexibility. We continue to increase our multi-family Smart Series offerings in several of our divisions. These Smart Series townhome programs are thoughtfully designed and intended to be more affordable and take advantage of higher density opportunities either as stand-alone communities or as part of our conventional Smart Series single-family neighborhoods.
We design all of our product lines to reduce production costs and construction cycle times while adhering to our quality standards and using materials and construction techniques that reflect our commitment to more environmentally conscious homebuilding methods. Some of those techniques include wall, floor, and roof panelization to minimize waste as well as construction waste recycling. We also strive to maximize greenspace, develop in environmentally harmonious communities, build energy efficient homes, and purchase sustainable inputs. All of our homes are constructed according to proprietary designs that meet the applicable FHA and VA requirements and all local building codes. We attempt to maintain efficient operations by utilizing standardized materials. Our raw materials consist primarily of lumber, concrete and similar construction materials, and while these materials are generally available from a variety of sources, we have reduced construction and administrative costs by executing national purchasing contracts with select vendors. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction and control product consistency and availability. We believe our construction process, and the construction cycle times resulting from our product line design, generally reduce the time our subcontractors and vendors spend transporting labor, equipment, and materials to and from our communities as well as the environmental impact and carbon emissions associated with the construction of our homes. We generally employ subcontractors to install site improvements and construct homes. The construction of each home is supervised by a personal Construction Manager who reports to an Area Production Manager, both of whom are employees of the Company. Our personal Construction Managers manage the scheduling and construction process. Our subcontractors perform pursuant to written agreements that require them to comply with all applicable laws and labor practices, follow local building codes and permits, and meet performance, warranty, and insurance requirements. The agreements generally specify a fixed price for labor and materials and provide price protection for a majority of the higher-cost phases of construction for homes in our backlog.

For our buyers who are not interested in purchasing an inventory home (homes started in the absence of an executed contract), we begin construction on the home after we obtain a sales contract and preliminary written confirmation from the buyer’s lender that financing should be approved. In certain markets, contracts may be accepted contingent upon the sale of an existing home, and construction may be authorized through a certain phase prior to satisfaction of that contingency. The construction of our homes typically takes approximately four to six months from the start of construction to completion of the home, depending on the size and complexity of the particular home being built, weather conditions, and the availability of labor, materials, and supplies. We remain focused on improvements in supply chain and labor market conditions that could impact our ability to maintain production times.

We construct inventory homes to facilitate delivery of homes on an immediate-need basis under our Ready Now Homes program and to provide presentation of new products. For some prospective buyers, selling their existing home has become a less predictable process and, as a result, when they sell their home, they often need to find, buy and move into a new home in 90 days or less. Other buyers simply prefer the certainty provided by being able to fully visualize a home before purchasing it. Of the total number of homes closed in 2024 and 2023, 60% and 57%, respectively, were inventory homes which include both homes started as inventory homes and homes that started under a contract that were later cancelled and became inventory homes as a result. The increase in the percentage of inventory homes closed in 2024 compared to 2023 was due to higher demand and more selective incentives offered on inventory homes compared to new builds. The incentives we offered on inventory homes in 2024 were based on community level market conditions and we may decide to discontinue such incentives in 2025 depending on how market conditions evolve.

Backlog
We sell our homes under standard purchase contracts, which generally require a homebuyer deposit at the time of signing the contract. The amount of the deposit varies among markets and communities. We also generally require homebuyers to pay additional deposits when they select options or upgrades for their homes. Most of our home purchase contracts stipulate that if a homebuyer cancels a contract with us, we have the right to retain the homebuyer’s deposits. However, we generally permit our homebuyers to cancel their obligations and obtain refunds of all or a portion of their deposits in the event mortgage financing cannot be obtained within the period specified in their contract.
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
As of December 31, 2024, we had a total of 2,531 homes in backlog with an aggregate sales value of $1.4 billion, in various stages of completion, including homes that are under contract but for which construction had not yet begun. As of December 31, 2023, we had a total of 3,002 homes in backlog, with an aggregate sales value of $1.6 billion. Homes included in year-end backlog are typically included in homes delivered in the subsequent year. The decrease in backlog compared to prior year is due to more inventory homes being sold in the fourth quarter of 2024 due to the sales incentives, such as mortgage rate buydowns we offered.
Warranty
We provide certain warranties in connection with our homes and also perform inspections with the buyer of each home immediately prior to delivery and as needed after a home is delivered. The Company offers both a transferable limited warranty program (“Home Builder’s Limited Warranty”) and a transferable structural limited warranty. The Home Builder’s Limited Warranty covers construction defects for a statutory period based on geographic market and state law (currently ranging from four to ten years for the states in which the Company operates) and includes a mandatory arbitration clause. The structural warranty is for 10 years for homes sold after December 31, 2021, 10 or 15 years for homes sold after December 1, 2015 and on or before December 31, 2021 (except for homes sold in Texas), and 10 or 30 years for homes sold after April 25, 1998 and on or before December 1, 2015 (except for homes sold in Texas). We also pass along to our homebuyers all warranties provided by the manufacturers or suppliers of components installed in each home. Although our subcontractors are generally required to repair and replace any product or labor defect during their respective warranty periods, we are ultimately responsible to the homeowner for making such repairs during our applicable warranty period. Accordingly, we have estimated and established reserves for both our Home Builder’s Limited Warranty and potential future structural warranty costs based on the number of home deliveries and historical data trends for our communities. In the case of the structural warranty, we also employ an actuary to assist in the determination of our future costs on an annual basis. Our warranty expense was approximately 0.7%, 0.6% and 0.7% of total housing revenue in 2024, 2023 and 2022, respectively.
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
In 2024, we developed over 80% of our lots internally, primarily due to a lack of availability of developed lots in desirable locations in our markets. Raw land that requires development generally remains more available. In order to minimize our investment and risk of large exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the cost of land investment and development through joint ownership and development agreements, joint ventures, and other similar arrangements. For joint venture arrangements where a special purpose entity is established to own the property, we enter into limited liability company or similar arrangements (“LLCs”) with the other partners. Further details relating to our joint venture arrangements are included in Note 6 to our Consolidated Financial Statements.
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
The following table sets forth our land position in lots (including lots held in joint venture arrangements) at December 31, 2024:

	Lots Owned
Region	Developed Lots	Lots Under Development	Undeveloped Lots (a)	Total Lots Owned	Lots Under Contract	Total
Northern	3,374	1,005	2,167	6,546	11,076	17,622
Southern	5,924	4,768	6,598	17,290	17,244	34,534
Total	9,298	5,773	8,765	23,836	28,320	52,156
(a)Includes our interest in raw land held by joint venture arrangements expected to be developed into 2,233 lots.
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
Government Regulation and Environmental Matters
Our homebuilding operations are subject to various local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment, including the emission or discharge of materials into the environment, storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws and existing conditions may result in delays, cause us to incur substantial compliance and other costs and prohibit or severely restrict homebuilding activity in environmentally sensitive areas. For instance, the SEC has proposed extensive climate-related disclosure rules, which, if adopted, would likely impose significant compliance costs on us. Environmental costs and accruals were not material to our operations, cash flows or financial position in 2024, 2023 or 2022.
Our homebuilding operations are also subject to various local, state and federal statutes, ordinances, rules and regulations concerning building, zoning, design, construction, sales, consumer protection and similar matters. These regulations increase the cost to produce and market our homes and, in some instances, delay our ability to develop and finish lots and can present a similar challenge for the timely delivery of finished lots to us by outside developers. Counties and cities in which we build homes have at times declared moratoriums on the issuance of building permits and imposed other restrictions in the areas in which sewage treatment facilities and other public facilities do not reach minimum standards. In addition, our homebuilding operations are regulated in certain areas by restrictive zoning and density requirements that limit the number of homes that can be built within the boundaries of a particular area. We may also experience extended timelines for receiving required approvals from municipalities or other government agencies that can delay our anticipated development and construction activities in our communities. During 2024, we experienced delays in receiving governmental and municipality approvals in certain of our community locations, and we may experience a similar level of delays in 2025.
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

Human Capital
At December 31, 2024, we employed 1,760 people (including part-time employees), including 1,366 in homebuilding operations, 260 in financial services and 134 in management and administrative services. None of our employees are represented by a collective bargaining agreement.
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

More information regarding our human capital programs and initiatives can be found in the “Our Employee Focus,” “Diversity, Equity, and Inclusion” and “Safety and Training” sections of our Environmental, Social and Governance Report. A copy of our Environmental, Social and Governance Report is available on our website at www.mihomes.com under the “Investors” heading. Information on our website, including the Environmental, Social and Governance Report, is not incorporated by reference in or otherwise considered a part of this Annual Report on Form 10-K.
Environmental, Social and Governance
During 2024, our environmental, social and governance (“ESG”) working group (which we formed in 2020 and is comprised of certain members of our leadership team and other members from a cross section of the Company) continued to focus on advancing our ESG practices and reporting. Among other things, the ESG working group continued to evaluate the impact of our business on the environment and how our actions contribute to environmentally responsible sustainability (including through green space preservation and dedication, redevelopment and infill activities, prioritizing development of locations with proximity to infrastructure and incorporation of energy efficient inputs and technology and building standards), the potential impact of climate change on our business, our human capital management policies and practices (including our DEI and employee engagement and safety initiatives), our community engagement and our corporate governance practices. We periodically evaluate the potential impact of climate change and other environmental-related risks on our business. We also seek to limit the impact of our business on the climate by: (1) purchasing sustainable and energy efficient inputs; (2) using efficient construction techniques to reduce construction cycle time and material spoliation; (3) locating our communities in infill or redevelopment areas, where possible; and (4) building energy efficient homes.

In 2024, we also published our annual Environmental, Social and Governance Report which provides detailed information regarding our ESG policies, initiatives and strategies and includes certain quantifiable performance indicators for 2023. These performance indicators were largely based on the Sustainability Accounting Standards Board industry-specific standards. We believe our Environmental, Social and Governance Report demonstrates our commitment to integrate sustainable values into our company and business. A copy of our Environmental, Social and Governance Report is available on our website at www.mihomes.com under the “Investors” heading. Information on our website, including the Environmental, Social and Governance Report, is not incorporated by reference in or otherwise considered a part of this Annual Report on Form 10-K.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public on the SEC’s website at www.sec.gov.
Our website address is www.mihomes.com. We make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website also includes printable versions of our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, and the charters for each of our Audit, Compensation, and Nominating and Governance Committees. The contents of our website are not incorporated by reference in, or otherwise made a part of, this Annual Report on Form 10-K.

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
•demographic trends;
•changes in energy prices;
•population growth, household formations and other demographic changes that may be driven by, among other factors birth rate changes or U.S. immigration changes;
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
These above conditions, among others, are complex and interrelated. Adverse changes in such business conditions may have a significantly negative impact on our business and results of operations. The negative impact may be national in scope but may also negatively affect some of the regions or markets in which we operate more than others. When such adverse conditions affect any of our larger markets, those conditions could have a proportionately greater impact on us than on some other homebuilding companies. We cannot predict their occurrence or severity, nor can we provide assurance that our strategic responses to their impacts would be successful.
Housing market conditions improved in 2024, as interest rates continued to hover around 7% and consumer confidence continued to improve. However, any decline in the homebuilding and mortgage lending industries and overall economy could decrease the market value of our inventory which could have a negative impact on our gross margins from home sales. A reduction in our gross margins from home sales could have a significantly negative impact on our financial position and results of operations. Additional external factors, such as foreclosure rates, mortgage availability, high inflation, and unemployment rates, could also negatively impact our results.
Increased mortgage interest rates have made it increasingly difficult for potential customers to qualify for sufficient financing, which is contributing to the affordability issues negatively impacting the homebuilding and mortgage lending industries. Customers may be less willing or able to buy our homes if these conditions continue to impact the homebuilding industry. We closely monitor our sales prices and offer sales incentives and mortgage rate buydown programs and adjust base sales prices in certain circumstances and in certain communities, which negatively impacted our sales prices and gross margins in 2024. We may or may not continue to offer these incentives in 2025. In the future, our pricing strategies may be limited by market conditions. We may be unable to change the mix of our home offerings, reduce the costs of the homes we build or offer more affordable homes to maintain our gross margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may increase.
Although our absorption rate, cancellation rate and new contracts improved during 2024 compared to prior year, any decline in sales activity could adversely affect our results of operations, financial condition and cash flows.
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

Increased competition in the homebuilding and mortgage lending industries could reduce our new contracts and homes delivered, decrease the average sales prices of homes delivered and decrease mortgage originations, which would have a negative impact on our results of operations.
The homebuilding industry is fragmented and highly competitive. We compete with numerous public and private homebuilders, including some that are substantially larger than us and may have greater financial resources than we do. We also compete with community developers and land development companies, some of which are also homebuilders or affiliates of homebuilders. Homebuilders compete for customers, land, building materials, subcontractor labor and financing. Competition for new home orders is primarily based upon home sales price, location of property, home style, financing available to prospective homebuyers, quality of homes built, customer service and general reputation in the community, and may vary by market, sub-market and even by community. Additionally, competition within the homebuilding industry can be impacted by an excess supply of new and existing homes available for sale resulting from a number of factors including, among other things, increases in unsold started homes available for sale and increases in home foreclosures. Increased competition may cause us to decrease our home sales prices and/or increase home sales incentives in an effort to generate new home sales and maintain homes in backlog until they close. Increased competition can also result in us selling fewer homes or experiencing a higher number of cancellations by homebuyers. If, for example, prices for new homes decline, competitors increase their use of sales incentives, interest rates increase, the availability of mortgage financing diminishes, current homeowners find it difficult to sell their current homes, homebuyers are concerned about rising inflation, or there is a downturn in local or regional economies or in the national economy, homebuyers may choose to terminate their existing home purchase contracts with us in order to negotiate for a lower price or because they cannot, or will not, complete the purchase and our remedies generally do not extend beyond the retention of deposits. These competitive pressures may negatively impact our future financial and operating results.
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
Mortgage interest rates have remained elevated since rising in 2022 after a period of historically low rates, which increased the costs of owning a home and reduced the demand for our homes. Despite the Federal Reserve reducing rates by 100 basis points during the second half of 2024, mortgage rates continue to hover between 6% and 7%. Any increases by the Federal Reserve could further increase the costs of owning a home and reduce the demand for our homes.
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
Even if potential customers do not need financing, changes in the availability of mortgage products may make it harder for them to sell their current homes to potential buyers who need financing, which may reduce demand for new homes.

Many of our homebuyers obtain financing for their home purchases from M/I Financial. If, due to the factors discussed above, M/I Financial is limited from making or unable to make loan products available to our homebuyers, our home sales and our homebuilding and financial services results of operations may be adversely affected. We believe that the availability of mortgage financing, including through federal government agencies or government-sponsored enterprises (such as Freddie Mac, Fannie Mae, FHA and VA financing), is an important factor in marketing many of our homes. Any limitations or restrictions on the availability of mortgage financing could reduce our sales. In addition, if we are unable to originate mortgages for any reason, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding and financial services results of operations.
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
We must anticipate demand for new homes several years before actually selling homes to homeowners. There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes fluctuates and land purchases become more competitive, which can increase the costs of land. There is often a significant time lag between when we acquire land for development and when we sell homes in neighborhoods we have planned, developed and constructed. The value of undeveloped land, lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant, and fluctuations in value can reduce profits. Economic conditions could require us to sell homes or land at a loss, hold land in inventory longer than planned or walk away from land that we no longer intend to purchase resulting in write-offs of land deposits, which could significantly impact our financial condition, results of operations, cash flows and stock performance. We are required to periodically evaluate our inventory for potential impairment, which may result in additional valuation adjustments that could be significant and negatively impact our results of operations and financial condition. We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.
Supply shortages and risks related to the demand for labor and building materials could increase costs and delay deliveries.
The residential construction industry experiences labor and material shortages and risks from time to time, including: work stoppages; labor disputes; shortages in qualified subcontractors and construction personnel; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and delays in availability, or fluctuations in prices, of building materials. These labor and material shortages and risks can be more severe during periods of strong demand for housing or during periods when the markets in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. Any of these circumstances could delay the start or completion of our communities, increase the cost of developing one or more of our communities and increase the construction cost of our homes. If labor and building material shortages and cost increases return, our gross margins and results of operations could be adversely affected if we are unable to continue to increase prices or achieve other cost savings.
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
If the federal government or a state government changes its income tax laws by eliminating or substantially reducing the income tax benefits associated with homeownership, such as personal tax deductions for mortgage loan interest and real estate taxes, the after-tax cost of owning a home could measurably increase. Any such increases, in addition to increases in personal income tax rates, could adversely impact demand for and/or selling prices of new homes, including our homes, and the effect on our consolidated financial statements could be adverse and material. At the same time, favorable tax law changes will not necessarily increase demand or allow for higher selling prices for homes generally or for the homes we sell.
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
We may write off intangible assets, such as goodwill.

We recorded goodwill in connection with our acquisition of the assets and operations of Pinnacle Homes. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot provide any assurance that we will realize the value of these intangible assets. If we determine that a significant impairment has occurred, we will be required to write off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

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
As of December 31, 2024, we had approximately $695.0 million of indebtedness (net of debt issuance costs), excluding issuances of letters of credit and our $300 million mortgage repurchase facility, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”), and we had $569.6 million of remaining availability for borrowings under the Credit Facility. In addition, under the terms of the Credit Facility, the indentures governing the 2030 Senior Notes and the 2028 Senior Notes and the documents governing our other indebtedness, we have the ability, subject to applicable debt covenants, to incur additional indebtedness. Our incurrence of additional indebtedness could magnify other risks related to us and our business. Our indebtedness and any future indebtedness we may incur could have a significant adverse effect on our future financial condition.
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
The M/I Financial repurchase facility will expire in 2025.
M/I Financial uses the MIF Mortgage Repurchase Facility to finance eligible residential mortgage loans originated by M/I Financial. This facility will expire on October 21, 2025. If we are unable to renew or replace the MIF Mortgage Repurchase Facility when it matures, the activities of our financial services segment could be impeded and our home sales and homebuilding and financial services results of operations may be adversely affected.
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

The failure of banks or financial institutions could have an adverse effect on our liquidity or consolidated financial statements if we have deposits at the failed banks or financial institutions, or if the failed banks or financial institutions, or any substitute or additional banks or financial institutions, participate in our Credit Facility. Under our Credit Facility, non-defaulting lenders remain obligated to fund amounts up to their commitment level under the Credit Facility. However, non-defaulting lenders are not obligated to cover or acquire a defaulting lender’s respective commitment to fund loans or to issue letters of credit and may be unwilling to issue additional letters of credit if we do not enter into arrangements to address the risk with respect to the defaulting lender (which may include cash collateral). If the non-defaulting lenders are unable or unwilling to cover or acquire a defaulting lender’s respective commitment, the borrowing and letter of credit capacities under our Credit Facility may be more limited. In addition, if a buyer under the MIF Mortgage Repurchase Facility, which M/I Financial uses to fund mortgage originations, fails or is unable or unwilling to fulfill its obligations, M/I Financial’s borrowing capacity under the MIF Mortgage Repurchase Facility may be limited and have an adverse effect on our liquidity and ability to provide mortgage loans to our homebuyers.

Regulatory and Legal Risks

We can be injured by failures of persons who act on our behalf to comply with applicable regulations and guidelines.
There are instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable regulations or guidelines. When we become aware of practices relating to homes we build or financing we provide that do not comply with applicable laws, rules or regulations, we actively move to stop the non-complying practices as soon as possible. However, regardless of the steps we take after we become aware of practices that do not comply with applicable laws, rules or regulations, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the occurrence of the practices. Further, a health and safety incident relating to our operations could be costly in terms of potential liability and reputational damage. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly and could expose us to liability that could be costly. Such an incident could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our results of operations, financial condition and liquidity.
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

We must also obtain licenses, permits and approvals from various governmental authorities in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. During 2023 and 2024, we experienced delays in receiving governmental and municipality approvals in certain of our community locations, and we expect that we may experience a similar level of delays in 2025. Governmental authorities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, governmental authorities may enact growth control initiatives, which restrict the number of building permits available in a given year. In addition, we may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. If governmental authorities in locations in which we operate take actions like these, it could have an adverse effect on our business by causing delays, increasing our costs, or limiting our ability to operate in the applicable area.

We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs or, in some cases, cause us to determine that certain property is not feasible for development.
Changes in U.S. trade policies and retaliatory responses from other countries may substantially increase the costs or limit supplies of building materials and products used in our homes.

Our business is impacted by international or cross-border trade, including the import and export of products and goods into and out of the United States and trade tensions among nations. The shipping of goods across national borders is often more expensive and complicated than domestic shipping. Political and economic tensions between governments create uncertainty with respect to tariffs, taxes and trade policies. During the past several years, the U.S. government has imposed new, or increased existing, tariffs on an array of imported materials and products that are used in the homes we build, including but not limited to, lumber, steel, aluminum and washing machines, which increases the costs of those items. Changes in U.S. administrative policy may strain international trade relations and lead to the imposition of non-tariff barriers or domestic preference procurement requirements and/or the imposition of retaliatory tariffs and other reactionary measures by foreign countries, including but not limited to Mexico, Canada, China and European countries. On February 1, 2025, President Trump signed executive orders imposing additional tariffs on Canada, Mexico and China under the International Emergency Economic Powers Act. While the imposition of tariffs on Canada and Mexico was subsequently paused on February 3, 2025, uncertainty remains around the logistics of international trade in the future. Any existing, new or increased tariffs could increase the cost of, and reduce the demand for, homes we build and any cost increases will either require us to increase prices or negatively impact our margins. New or increased tariffs could also negatively affect U.S. national or regional economies, which could negatively affect the demand for our homes.

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
Several of our markets, specifically our operations in Florida, North Carolina and Texas, are situated in geographical areas that are regularly impacted by severe storms, including hurricanes, flooding and tornadoes. In addition, the operations of our Northern homebuilding segment can be impacted by severe storms, including tornadoes. Also, the physical impacts of climate change may cause these occurrences to increase in frequency, severity and duration. The occurrence of these or other natural disasters can cause delays in the completion of, or increase the cost of, developing one or more of our communities, and as a result could materially and adversely impact our results of operations. In addition to our costs, natural disasters and severe weather conditions may increase the cost of homeowner’s insurance which could reduce the number of potential buyers who can afford, or who are willing to purchase homes we build in these affected areas, which could result in reduced demand for our homes in these markets.

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

Our ability to conduct our business may be impaired if these information technology and computer resources, including our website and customer-facing applications, are compromised, degraded or damaged or if they fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure or intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. A significant disruption in the functioning of these resources, or breach thereof, including our website, could damage our reputation and cause us to lose customers, sales and revenue.

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

Item 1B.UNRESOLVED STAFF COMMENTS
None.

Item 1C. CYBERSECURITY

The Company’s Chief Information Officer (“CIO”) leads our Information Security Committee (a taskforce comprised of senior representatives from primary corporate functions, mortgage and title operations, IT infrastructure, IT security, and external security consultants), which is responsible for developing, updating, implementing and maintaining our cybersecurity strategy, policy (which leverages the NIST CSF framework), standards, architecture, and processes. The Company has integrated cyber security into its annual risk assessment process. This process identifies critical assets and assesses those assets for potential threats and vulnerabilities. Risks are prioritized based on their impact and likelihood. Controls are assessed to ensure the Company’s controls are appropriate to mitigate risks. It also allows us to identify any gaps that we need to focus on. These gaps are typically part of the Information Security Committees risk register. The Information Security Committee meets quarterly and continuously monitors and re-evaluates risks through this risk register, which was initially developed using the NIST CSF framework. The CIO provides annual reports to our Board of Directors, and periodic reports to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”), and other members of senior management, regarding existing and emerging cybersecurity risks and threats, the status of projects intended to strengthen our information security systems, and assessments of our information security program.

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
Due to the nature of our business, a substantial amount of property is held as inventory in the ordinary course of business. We discuss these properties in “Item 1. BUSINESS – Land Acquisition and Development” and “Item 1. BUSINESS – Backlog.”
Item 3.LEGAL PROCEEDINGS
In the ordinary course of conducting our business, we have in the past and may in the future become involved in various legal actions and other claims. We may also become involved in other judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Some of these matters may involve claims of substantial amounts. These legal proceedings may be subject to many uncertainties and there can be no assurance of the outcome of any individual proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on our business, financial condition and results of operations, and could cause the market value of our common shares to decline. The Company’s current legal proceedings are discussed in Note 8 to the Company’s Consolidated Financial Statements.
Item 4. MINE SAFETY DISCLOSURES
None.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Shares and Dividends
The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.” As of February 12, 2025, there were approximately 297 record holders of the Company’s common shares. At that date, there were 30,137,141 common shares issued and 27,114,451 common shares outstanding.
Performance Graph
The following graph illustrates the Company’s performance in the form of cumulative total return to holders of our common shares for the last five calendar years through December 31, 2024, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Stock Index and the Standard & Poor’s 500 Homebuilding Index.

Comparison of Cumulative Year Total Return
Index Value
700
600
500
400
300
200
100
0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
M/I Homes, Inc.
S&P 500
S&P 500 Homebuilding Index

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
M/I Homes, Inc.	$100.00	$112.55	$158.02	$117.36	$350.04	$337.87
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Homebuilding Index	100.00	124.48	187.16	151.13	263.07	261.28

Share Repurchases
Common shares purchased during each month during the fourth quarter ended December 31, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)

October 1, 2024 - October 31, 2024	—	$—	—	156,876,530
November 1, 2024 - November 30, 2024	—	$—	—	156,876,530
December 1, 2024 - December 31, 2024	313,000	$163.37	313,000	106,719,705

Quarter ended December 31, 2024	313,000	$163.37	313,000	106,719,705
(1)On May 14, 2024, the Company announced that its Board of Directors authorized the 2024 Share Repurchase Program, which replaced the 2021 Share Repurchase Program which had $95 million of remaining availability at the time. Under the 2024 Share Repurchase Program, the Company may purchase up to $250 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. As of December 31, 2024, $106.7 million remained available for repurchase under the 2024 Share Repurchase Program. On February 11, 2025, the Company announced that its Board of Directors approved a new share repurchase program pursuant to which the Company may purchase up to $250 million of its outstanding common shares (the “2025 Share Repurchase Program”) through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The 2025 Share Repurchase Program replaces the 2024 Share Repurchase Program. The 2025 Share Repurchase Program does not have an expiration date and may be modified, suspended or discontinued at any time. See Note 16 to our Consolidated Financial Statements for additional information.

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
ITEM 6.  Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries is one of the nation’s leading builders of single-family homes, having sold over 160,000 homes since commencing homebuilding activities in 1976. The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Fort Myers/Naples, Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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

If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of December 31, 2024, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums.
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
RESULTS OF OPERATIONS
Overview
In 2024, we achieved all-time record homes delivered, revenue, and income despite the headwinds the housing industry faced throughout the year, including elevated mortgage interest rates, inflationary pressures, affordability issues and an uncertain economy. Our new contracts for 2024 increased 8% compared to 2023 as we experienced improvements in homebuyer demand as a result of the limited supply of resale and new home inventory, potential homebuyers adjusting to the interest rate environment, and our offering of mortgage interest rate buydowns in the second half of the year. We also had strong cash flow and liquidity in 2024 and ended the year with low leverage. In addition, we improved construction cycle times in 2024 which helped us achieve a record annual gross margin of 26.6%, an 130 basis point improvement from 2023. Our revenue increased 12% due to our record homes delivered which also increased 12% in 2024 compared to 2023. Income before income taxes and net income both increased 21% from prior year, both company records.

We achieved the following results during the year ended December 31, 2024 in comparison to the year ended December 31, 2023:
•Homes delivered increased 12% to 9,055, an all-time record for our Company
•Revenue increased 12% to $4.5 billion, an all-time record for our Company
•Pre-tax income increased 21% to an all-time record $733,608, 16.3% of revenue
•Net income increased 21% to $564 million, an all-time record for our Company
•New contracts increased 8% to 8,584
•Absorption pace of sales per community remained consistent at 3.3 per month
•Average community count increased 7% with 220 active communities at the end of 2024
•Shareholders’ equity increased 17% to $2.9 billion, an all-time record high for our Company
•Book value per common share increased to a record high $109 per share
•Homebuilding debt to capital ratio improved to 19%

In addition to the results described above, our financial services operations recorded a $14.7 million increase in operating income in 2024 compared to 2023 as a result of an increase in closings and a slight increase in the average loan amount.

Our company-wide absorption pace of sales per community in 2024 remained consistent compared to 2023 at 3.3 per month as a result of our 8% increase in new contracts during 2024 compared to prior year, partially offset by a smaller increase in our average community count from 202 at the end of 2023 to 216 at the end of 2024. We plan to open additional new communities during 2025, increasing our average community count by approximately 5% compared to 2024.
Income before income taxes for the twelve months ended December 31, 2024 increased 21% from $607.3 million for the year ended December 31, 2023 to $733.6 million for the year ended December 31, 2024. In 2024, we achieved net income of $563.7 million, or $19.71 per diluted share, compared to net income of $465.4 million, or $16.21 per diluted share in 2023. Our effective tax rate was 23.2% in 2024 compared to 23.4% in 2023.

In 2024, we recorded total revenue of $4.50 billion, of which $4.39 billion was from homebuilding and $116.2 million was from our financial services operations. Revenue from homes delivered increased 12% from 2023 driven primarily by a 12% increase in the number of homes delivered in 2024 (943 units) as the average sales price of homes delivered remained $483,000. Revenue from our financial services segment increased 24% to $116.2 million in 2024 as a result of an increase in loans closed and sold during the year and a slight increase in the average loan amount.

Total gross margin (total revenue less total land and housing costs) increased $180.0 million in 2024 compared to 2023 as a result of a $157.6 million increase in the gross margin of our homebuilding operations and a $22.4 million improvement in the gross margin of our financial services operations. Our homebuilding gross margin improved $157.6 million due to the 12% increase in the number of homes delivered. Our homebuilding gross margin percentage improved 120 basis points from 23.5% in the prior year to 24.7% in 2024. The gross margin of our financial services operations improved by $22.4 million in 2024 compared to 2023 as a result of an increase in the number of loan originations, higher margins on loans sold, and a slight increase in the average loan amount during 2024 compared to prior year.
We opened 72 new communities during 2024. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. The mix of communities delivering homes may cause fluctuations in our new contracts and housing gross margin from year to year.
For 2024, selling, general and administrative expense increased $61.1 million, and increased as a percentage of revenue to 10.9% in 2024 from 10.7% in 2023. Selling expense increased $25.4 million from 2023 and remained consistent as a percentage of revenue at 5.2%. Sales and realtor commissions contributed $16.5 million to the increase in selling expense in 2024 due to the increase in the homes delivered as well as higher external sales commission rates paid during the period compared to prior year. In addition to commissions, costs associated with our sales offices, including compensation-related expenses and models, increased $8.9 million in 2024 due to our increased community count. General and administrative expense increased $35.7 million in 2024 compared to 2023 and also increased as a percentage of revenue from 5.5% in 2023 to 5.7% in 2024. The dollar increase in general and administrative expense was primarily due to an $19.4 million increase in compensation-related expenses, a $4.2 million increase in costs associated with information systems, a $3.8 million increase in professional fees, a $2.3 million increase in land-related costs, and a $6.0 million increase in miscellaneous expenses.

Outlook
Housing market conditions were relatively healthy in 2024 despite inflation, elevated mortgage interest rates and rising housing prices, which impacted affordability for the average homebuyer, particularly in the second half of the year. Despite these affordability challenges, our offering of sales incentives and mortgage interest rate buydowns helped spur our new contracts in this period. We expect to selectively offer sales incentives in 2025 to support homebuyers, drive order activity and minimize cancellations. Our use of sales incentives and mortgage interest rate buydowns in 2025 will depend on, among other things, market dynamics, including mortgage interest rates and overall housing affordability, as well as community-specific considerations, including the size and construction stage of the backlog, sales pace and lots remaining available for sale. We expect some margin compression in 2025 when compared to 2024 levels as a result of the current market conditions. We also expect to increase our land acquisition and development investment activity in 2025 compared to 2024 to support future growth, subject to market conditions and available opportunities that meet our investment return standards. We will continue to prioritize managing our land spend and inventory levels of finished lots and inventory homes by balancing our development investment activity and our construction pace. While we believe that the homebuilding industry will continue to benefit over the long term from a continued undersupply of available homes, positive consumer demographics, and increasing rent prices, the housing market remains subject to unpredictability as a result of uncertain macroeconomic conditions, including labor and material costs and availability, inflation, mortgage interest rates, and the economic concerns of our potential homebuyers. Although the extent to which these factors will impact our business is unpredictable, we believe that we are well positioned to continue to grow over the long-term by focusing on our land position, new community openings, and affordable product offerings. We remain sensitive to potential changes in market conditions, and will continue to focus on controlling overhead leverage in addition to carefully managing our investment in land and land development spending. Our strong balance sheet and ample liquidity should also provide us with flexibility through changing and uncertain economic conditions. We cannot provide any assurances that our strategic business objectives listed below will remain successful, and we will need to remain agile to effectively address changes in market conditions. We expect to emphasize the following strategic business objectives in 2025:

•promote sales where necessary through interest rate buydowns and/or other incentives;
•managing our land spend and inventory levels;
•managing our construction cycle times;
•opening new communities;
•managing overhead spend;
•maintaining a strong balance sheet and liquidity levels; and
•emphasizing customer service, product quality and design, and premier locations.

During 2024, we invested $472.9 million in land acquisitions and $646.0 million in land development. We invested more in land development than in land acquisitions in order to finish lots needed to start homes and allow us to open new communities. We continue to closely review all of our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land and investment spend accordingly.

We ended 2024 with approximately 52,200 lots under control, which represents a 5.8 year supply of lots based on 2024 homes delivered, including certain lots that we anticipate selling to third parties. This represents a 14% increase from our approximately 45,700 lots under control at the end of 2023.

We opened 72 communities and closed 65 communities in 2024, ending the year with a total of 220 communities, compared to 213 at the end of 2023. Although the timing of opening new communities and closing out existing communities is subject to substantial variation, we expect to grow our average community count by approximately 5% by the end of 2025.

We believe that we are well positioned with a strong balance sheet to manage through the current economic environment. However, the challenging macroeconomic conditions described above could materially and negatively affect our performance in 2025, particularly when compared to our performance over the past few years. As a result, our past performance may not be indicative of future results.

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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment: revenue; selling, general and administrative expense; operating income (loss); interest (income) expense; and income before income taxes for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenue:
Northern homebuilding	$1,900,013	$1,523,943	$1,714,236
Southern homebuilding	2,488,451	2,415,730	2,330,962
Financial services (a)	116,206	93,829	86,195
Total revenue	$4,504,670	$4,033,502	$4,131,393

Cost of Sales:
Northern homebuilding	$1,480,326	$1,228,949	$1,379,936
Southern homebuilding	1,825,455	1,785,624	1,707,615
Financial services (a)	—	—	—
Total cost of sales	$3,305,781	$3,014,573	$3,087,551

General and administrative expense:
Northern homebuilding	$42,908	$36,827	$36,659
Southern homebuilding	76,200	65,078	61,775
Financial services (a)	52,826	45,115	41,813
Segment general and administrative expense	$171,934	$147,020	$140,247
Corporate and unallocated general and administrative expense	86,488	75,745	74,564
Total general and administrative expense	$258,422	$222,765	$214,811

Selling expense:
Northern homebuilding	$95,680	$81,847	$80,142
Southern homebuilding	136,198	124,860	109,698
Financial services (a)	—	—	—
Segment selling expense	$231,878	$206,707	$189,840
Corporate and unallocated selling expense	2,495	2,235	1,740
Total selling expense:	$234,373	$208,942	$191,580

Operating income (loss):
Northern homebuilding	$281,099	$176,320	$217,499
Southern homebuilding	450,598	440,168	451,874
Financial services (a)	63,380	48,714	44,382
Segment operating income	$795,077	$665,202	$713,755
Corporate selling, general and administrative expense	(88,983)	(77,980)	(76,304)
Total operating income (a)	$706,094	$587,222	$637,451

Interest (income) expense - net:
Northern homebuilding	$(228)	$(186)	$(469)
Southern homebuilding	(2,554)	(1,703)	(1,447)
Financial services (a)	13,698	10,360	5,122
Segment Interest (income) expense - net	$10,916	$8,471	$3,206
Corporate Interest (income) expense - net	(38,430)	(28,493)	(956)
Total interest (income) expense - net	$(27,514)	$(20,022)	$2,250

Other income (b)	$—	$(33)	$(6)

Income before income taxes	$733,608	$607,277	$635,207
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.
(b)Other income is comprised of the equity in (income) loss from joint venture arrangements.

The following table show supplemental segment information regarding depreciation and amortization expense for years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Depreciation and amortization:
Northern homebuilding	$3,787	$3,673	$3,308
Southern homebuilding	3,636	2,965	2,790
Financial services	1,130	810	2,178
Segment depreciation and amortization	$8,553	$7,448	$8,276
Corporate	8,833	8,343	8,898
Total depreciation and amortization	$17,386	$15,791	$17,174

The following tables show total assets by segment at December 31, 2024 and 2023:

	December 31, 2024
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$12,209	$57,274		$—	$69,483	$—	$69,483
Inventory (a)	1,041,713	1,980,666		—	3,022,379	—	3,022,379
Investments in joint venture arrangements	—	65,334		—	65,334	—	65,334
Other assets	37,721	132,316	(b)	370,558	540,595	852,005	1,392,600
Total assets	$1,091,643	$2,235,590		$370,558	$3,697,791	$852,005	$4,549,796

	December 31, 2023
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$8,990	$42,618		$—	$51,608	$—	$51,608
Inventory (a)	1,016,982	1,728,561		—	2,745,543	—	2,745,543
Investments in joint venture arrangements	—	44,011		—	44,011	—	44,011
Other assets	37,171	104,306	(b)	243,176	384,653	796,625	1,181,278
Total assets	$1,063,143	$1,919,496		$243,176	$3,225,815	$796,625	$4,022,440
(a)Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Northern Region
Homes delivered	3,873	3,169	3,581
New contracts, net	3,761	3,361	2,747
Backlog at end of period	1,136	1,248	1,056
Average sales price of homes delivered	$490	$479	$478
Average sales price of homes in backlog	$561	$531	$523
Aggregate sales value of homes in backlog	$636,862	$663,180	$552,451
Housing revenue	$1,897,288	$1,519,488	$1,711,627
Land sale revenue	$2,725	$4,455	$2,609
Operating income homes (a)	$280,505	$176,074	$217,309
Operating income land	$594	$246	$190
Number of average active communities	95	101	92
Number of active communities, end of period	90	102	98
Southern Region
Homes delivered	5,182	4,943	4,785
New contracts, net	4,823	4,616	3,921
Backlog at end of period	1,395	1,754	2,081
Average sales price of homes delivered	$478	$485	$480
Average sales price of homes in backlog	$547	$520	$551
Aggregate sales value of homes in backlog	$762,821	$912,463	$1,145,719
Housing revenue	$2,478,541	$2,394,884	$2,298,800
Land sale revenue	$9,910	$20,846	$32,162
Operating income homes (a)	$447,483	$437,054	$440,329
Operating income land	$3,115	$3,114	$11,545
Number of average active communities	121	101	86
Number of active communities, end of period	130	111	98
Total Homebuilding Regions
Homes delivered	9,055	8,112	8,366
New contracts, net	8,584	7,977	6,668
Backlog at end of period	2,531	3,002	3,137
Average sales price of homes delivered	$483	$483	$479
Average sales price of homes in backlog	$553	$525	$541
Aggregate sales value of homes in backlog	$1,399,683	$1,575,643	$1,698,170
Housing revenue	$4,375,829	$3,914,372	$4,010,427
Land sale revenue	$12,635	$25,301	$34,771
Operating income homes (a)	$727,988	$613,128	$657,638
Operating income land	$3,709	$3,360	$11,735
Number of average active communities	216	202	179
Number of active communities, end of period	220	213	196
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Financial Services
Number of loans originated	6,731	5,395	5,374
Value of loans originated	$2,685,078	$2,118,884	$2,069,615

Revenue	$116,206	$93,829	$86,195
Less: Selling, general and administrative expenses	52,826	45,115	41,813
Less: Interest expense	13,698	10,360	5,122
Income before income taxes	$49,682	$38,354	$39,260

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Northern	9.8%	10.5%	11.7%
Southern	10.6%	12.1%	16.1%
Total cancellation rate	10.3%	11.4%	14.3%

Year Over Year Comparisons
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Northern Region. During the twelve months ended December 31, 2024, homebuilding revenue in our Northern region increased $376.1 million, from $1.52 billion in 2023 to $1.90 billion in 2024. This 25% increase in homebuilding revenue was the result of a 22% increase in the number of homes delivered (704 units), primarily attributable to delivering prior year backlog, an increase in new contracts and a slight increase in the average sales price of homes delivered ($11,000 per home delivered), offset partially by a $1.7 million decrease in land sales. Operating income in our Northern region increased $104.8 million, from $176.3 million in 2023 to $281.1 million in 2024. The increase in operating income was primarily the result of a $124.7 million increase in our gross margin offset in part by a $19.9 million increase in selling, general, and administrative expense. Our homebuilding gross margin percentage improved 270 basis points from 19.4% in 2023 to 22.1% in 2024. The improvement in our homebuilding gross margin was primarily due to the number and mix of homes being delivered offset in part by increased costs related to incentives offered, including mortgage interest rate buydowns and closing cost assistance.
Selling, general and administrative expense increased $19.9 million from $118.7 million in 2023 to $138.6 million in 2024 and decreased as a percentage of revenue to 7.3% in 2024 from 7.8% in 2023. The increase in selling, general and administrative expense was attributable to a $13.8 million increase in selling expense, due to a $11.6 million increase in sales and realtor commissions and a $2.2 million increase primarily related to costs associated with our sales offices and models. The increase in selling, general and administrative expense was also attributable to a $6.1 million increase in general and administrative expense, which primarily related to an increase in compensation-related expenses.
During 2024, we experienced a 12% increase in new contracts in our Northern region, from 3,361 in 2023 to 3,761 in 2024. Backlog decreased 9% from 1,248 homes at December 31, 2023 to 1,136 homes at December 31, 2024 as a result of more inventory homes sold in the fourth quarter of 2024 due to sales incentives offered. The increase in new contracts was primarily due to increased demand and improved absorption rate. Average sales price in backlog increased to $561,000 at December 31, 2024 compared to $531,000 at December 31, 2023 primarily due to the mix of homes being sold. During the twelve months ended December 31, 2024, we opened 21 new communities in our Northern region compared to 33 during 2023. Our monthly absorption rate in our Northern region improved to 3.3 per community in 2024 compared to 2.8 per community in 2023 as a result of the increase in the number of new contracts and the decrease in the number of average active communities during 2024 compared to 2023.
Southern Region. For the twelve months ended December 31, 2024, homebuilding revenue in our Southern region increased $72.7 million, from $2.42 billion in 2023 to $2.49 billion in 2024. This 3% increase in homebuilding revenue was primarily the result of a 5% increase in the number of homes delivered (239 units) due to increased availability of inventory homes and improved construction cycle times on our backlog homes offset in part by a 1% decrease in the average sales price of homes delivered ($7,000 per home delivered) and a $10.9 million decrease in land sales. Operating income in our Southern region increased $10.4 million from $440.2 million in 2023 to $450.6 million in 2024. This increase in operating income was the result of a $32.9 million improvement in our gross margin offset by a $22.5 million increase in selling, general, and administrative expense. Our homebuilding gross margin improved $32.9 million, due primarily to the increase in the number of homes delivered during the period offset by the decrease in the average sales price of homes delivered. Our homebuilding gross margin percentage improved 50 basis points from 26.1% in 2023 to 26.6% in 2024 primarily due to increased number and mix of homes delivered.
Selling, general and administrative expense increased $22.5 million from $189.9 million in 2023 to $212.4 million in 2024 and increased as a percentage of revenue to 8.5% in 2024 from 7.9% in 2023. The increase in selling, general and administrative expense was attributable to a $11.1 million increase in general and administrative expense, which was primarily related to a $4.9 million increase in compensation related expenses as a result of an increase in headcount and incentive compensation due to our strong financial performance during the period, a $1.2 million increase in land-related expenses, and a $5.0 million increase in miscellaneous expenses. Selling expense increased $11.3 million due to a $4.9 million increase in realtor commissions and a $6.4 million increase in costs related to our sales offices and models due to our increased community count.
During 2024, we experienced a 4% increase in new contracts in our Southern region, from 4,616 in 2023 to 4,823 in 2024, which was primarily due to an increase in our average number of communities to 121 communities compared to 101 communities in the prior year. Backlog decreased 20% from 1,754 homes at December 31, 2023 to 1,395 homes at December 31, 2024. The decrease in backlog was primarily due to improved construction cycle times allowing us to deliver homes in backlog at a faster rate compared to last year. Average sales price in backlog increased to $547,000 at December 31, 2024 from $520,000 at December 31, 2023 primarily due to the mix of homes in backlog. During 2024, we opened 51 communities in our Southern region compared to 43 in 2023. The increase in the number of new communities opened primarily related to prior year delays that were pushed to 2024. Our monthly absorption rate in our Southern region decreased to 3.3 per community in 2024 from 3.8 per community in 2023 due to the increase in average community count.
Financial Services. Revenue from our mortgage and title operations increased $22.4 million, or 24%, from $93.8 million for the twelve months ended December 31, 2023 to $116.2 million for the twelve months ended December 31, 2024 as a result of an increase in the number of loan originations, from 5,395 in 2023 to 6,731 in 2024 and an increase in the average loan amount from $393,000 in 2023 to $399,000 in 2024.
Our financial service operations ended 2024 with a $14.7 million increase in operating income compared to 2023, which was primarily due to the increase in revenue discussed above, partially offset by a $7.7 million increase in selling, general and administrative expense compared to 2023. The increase in selling, general and administrative expense was primarily attributable to a $6.4 million increase in compensation expense related to our improved results during the period, a $0.7 million increase in computer-related costs, and a $0.6 million increase in miscellaneous expenses.
At December 31, 2024, M/I Financial provided financing services in all of our markets. Approximately 89% of our homes delivered during 2024 were financed through M/I Financial, compared to 83% during 2023. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expense increased $11.0 million, from $78.0 million in 2023 to $89.0 million in 2024. The increase was primarily due to a $4.9 million increase in compensation expense due to our strong financial performance during the period, a $2.1 million increase related to costs associated with information systems and a $4.0 million increase in miscellaneous expenses.
Other income. Other income for 2023 includes equity in income from joint venture arrangements. Equity in income from joint venture arrangements represents our portion of pre-tax earnings from our joint venture arrangements where a special purpose entity is established (“LLCs”) with the other partners. The Company earned less than $0.1 million of equity in income from its LLCs during 2023.
Interest (Income) Expense - net. The Company earned $27.5 million of interest income - net in the twelve months ended December 31, 2024 compared to earning $20.0 million of interest income - net in the twelve months ended December 31, 2023. This was primarily due to a higher average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 23.2% for the year ended December 31, 2024 and 23.4% for the year ended December 31, 2023 (see Note 14 to our Consolidated Financial Statements for more information).

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
For a comparison of our results of operations for the fiscal years ended December 31, 2023 and December 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 16, 2024.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity
At December 31, 2024, we had $821.6 million of cash, cash equivalents and restricted cash, with $821.5 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $88.9 million increase in unrestricted cash and cash equivalents from December 31, 2023. The increase in cash is primarily due to 2024 net income and home deliveries and the timing of land spend compared to prior year. Our principal uses of cash during 2024 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, and debt service requirements, including the repayment of amounts outstanding under our credit facilities, and the repurchase of $177.0 million of our outstanding common shares under our 2021 and 2024 Share Repurchase Programs. In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans, the sale of mortgage servicing rights, excess cash balances, borrowings under our credit facilities, and other sources of liquidity.

The Company is a party to two primary credit agreements: (1) a $650 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly-owned homebuilding subsidiaries and (2) a $300 million mortgage repurchase agreement, dated October 24, 2023, as amended most recently on October 22, 2024 (the “MIF Mortgage Repurchase Facility”), with M/I Financial as borrower.

As of December 31, 2024, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities in an aggregate principal amount of $986 million, with $286 million payable within 12 months. Future interest payments associated with these notes payable totaled $135 million as of December 31, 2024, with $32 million payable within 12 months.

As of December 31, 2024, there were no borrowings outstanding and $80.4 million of letters of credit outstanding under our Credit Facility, leaving $569.6 million available. We expect to continue managing our balance sheet and liquidity carefully in 2025 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in 2025 from cash receipts, excess cash balances and availability under our credit facilities.
During the year ended December 31, 2024, we delivered 9,055 homes, started 9,196 homes, ended the year with approximately 4,700 homes under construction compared to approximately 4,500 at the end of last year, and spent $472.9 million on land purchases and $646.0 million on land development.
We are actively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of December 31, 2024, we had a total of 28,320 lots under contract, with an aggregate purchase price of approximately $1.4 billion, to be acquired from 2025 through 2031.
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

Operating Cash Flow Activities. During 2024, we generated $179.7 million of cash from operating activities, compared to generating $552.1 million of cash from operating activities in 2023. The cash generated by operating activities in 2024 was primarily a result of net income of $563.7 million and a $23.1 million increase in other liabilities, offset partially by a $297.7 million increase in inventory, loan originations that exceeded proceeds from the sale of mortgage loans by $114.0 million, a $23.8 million increase in other assets and a $21.9 million decrease in accounts payable and customer deposits. The cash generated by operating activities in 2023 was primarily a result of net income of $465.4 million, proceeds from the sale of mortgage loans that exceeded mortgage loan originations by $72.9 million and a $46.7 million decrease in inventory, offset partially by a $28.8 million decrease in other liabilities and $31.9 million decrease in accounts payable and customer deposits.

Investing Cash Flow Activities. During 2024, we used $54.9 million of cash in investing activities, compared to using $18.6 million of cash in investing activities during 2023. This $36.3 million increase in cash usage was primarily due to a $30.5 million increase in cash contributions to our joint venture arrangements compared to prior year. The cash used in investing activities during 2023 was primarily a result of an increase in our investment in joint venture arrangements.

Financing Cash Flow Activities. During 2024, we used $36.1 million of cash in financing activities, compared to using $112.2 million of cash in financing activities during 2023. The cash used in financing activities in 2024 was primarily due to the repurchase of $177.0 million of our outstanding common shares during 2024 offset, in part, by proceeds of $120.3 million (net of proceeds from borrowings) under the MIF Mortgage Repurchase Facility and $21.3 million in proceeds from the exercise of stock options during 2024. The cash used in financing activities in 2023 was primarily due to repayments of $79.9 million (net of proceeds from borrowings) under our then-outstanding M/I Financial credit facilities and the repurchase of $65.3 million of our outstanding common shares during 2023, offset, in part, by $33.8 million in proceeds from the exercise of stock options during 2023.

On May 14, 2024, the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company may purchase up to $250 million of its outstanding common shares (the “2024 Share Repurchase Program”), which replaced the 2021 Share Repurchase Program. During 2024, the Company repurchased 1.2 million outstanding common shares for an aggregate purchase price of $177.0 million under the 2024 and 2021 Share Repurchase Program which was funded with cash on hand. As of December 31, 2024, the Company was authorized to repurchase an additional $106.7 million of outstanding common shares under the 2024 Share Repurchase Program (see Note 16 to our Consolidated Financial Statements).

On February 11, 2025 the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company may purchase up to $250 million of its outstanding common shares (the “2025 Share Repurchase Program”), which replaced the 2024 Share Repurchase Program.

Based on current market conditions, expected capital needs and availability, and the current market price of the Company’s common shares, we expect to continue repurchasing shares during 2025. The timing and amount of any future purchases under the 2025 Share Repurchase Program will be based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements.

At December 31, 2024 and December 31, 2023, our ratio of homebuilding debt to capital was 19% and 22%, respectively, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes and our 2028 Senior Notes) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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

Included in the table below is a summary of our available sources of cash from the Credit Facility and the MIF Mortgage Repurchase Facility as of December 31, 2024:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$569,592
Notes payable – financial services (b)	(b)	$286,159	$123
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $2.2 billion of availability for additional senior debt at December 31, 2024. As a result, the full $650 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $80.4 million of letters of credit outstanding at December 31, 2024, leaving $569.6 million available. The Credit Facility has an expiration date of December 9, 2026.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Repurchase Facility, which may be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of M/I Financial's repurchase agreement as of December 31, 2024, which was $300 million. The MIF Mortgage Repurchase Facility has an expiration date of October 21, 2025.
Notes Payable - Homebuilding
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
Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $250 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $1.8 billion at December 31, 2024 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).
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
As of December 31, 2024, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of December 31, 2024:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$1,796.8	$2,854.9
Leverage Ratio	≤	0.60	(0.01)
Interest Coverage Ratio	≥	1.5 to 1.0	23.74 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$856.5	$6.4
Unsold Housing Units and Model Homes	≤	3,271	1,852
Notes Payable - Financial Services.
MIF Mortgage Repurchase Facility. M/I Financial entered into the MIF Mortgage Repurchase Facility on October 24, 2023, as amended, which provides for a maximum borrowing availability of $300 million and expires on October 21, 2025.

The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate based on Daily Adjusting One-Month Term SOFR plus a margin as defined in the MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility also contains certain financial covenants each of which is defined in the MIF Mortgage Repurchase Facility. There are no guarantors of the MIF Mortgage Repurchase Facility.

As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Repurchase Facility was set at approximately one year and is under consideration for extension annually by the participating lenders. We expect to extend the MIF Mortgage Repurchase Facility on or prior to the current expiration date of October 21, 2025, but we cannot provide any assurance that we will be able to obtain such an extension.

As of December 31, 2024, there was $286.2 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Repurchase Facility, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of December 31, 2024:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	12.0 to 1.0	8.0 to 1.0
Liquidity	≥	$10.0	$56.3
Adjusted Net Income	>	$0.0	$27.0
Tangible Net Worth	≥	$25.0	$39.6
Senior Notes.
3.95% Senior Notes. On August 23, 2021, the Company issued $300.0 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of December 31, 2024, the Company was in compliance with all terms, conditions, and covenants under the indenture.

4.95% Senior Notes. On January 22, 2020, the Company issued $400.0 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of December 31, 2024, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 11 to our Consolidated Financial Statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.
Supplemental Financial Information.

As of December 31, 2024, M/I Homes, Inc. had $300.0 million aggregate principal amount of its 2030 Senior Notes and $400.0 million aggregate principal amount of its 2028 Senior Notes outstanding.

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

Summarized Balance Sheet Data

(In thousands)	December 31, 2024
Assets:
Cash	$761,412
Investment in joint venture arrangements	$59,295
Amounts due from Non-Guarantor Subsidiaries	$13,157
Total assets	$4,169,946

Liabilities and Shareholders’ Equity:
Total liabilities	$1,284,004
Shareholders’ equity	$2,885,942

Summarized Statement of Income Data

Year Ended
(In thousands)	December 31, 2024
Revenues	$4,388,464
Land and housing costs	$3,305,781
Selling, general and administrative expense	$438,390
Income before income taxes	$685,505
Net income	$524,849

Weighted Average Borrowings. In 2024 and 2023, our weighted average borrowings outstanding were $723.4 million and $749.7 million, respectively, with a weighted average interest rate of 5.32% and 5.33%, respectively. The decrease in our weighted average borrowings related to decreased borrowings under our then-outstanding M/I Financial credit facilities during 2024 compared to 2023.

At both December 31, 2024 and December 31, 2023, we had no borrowings outstanding under the Credit Facility. To the extent we elect to borrow under the Credit Facility during 2025, the actual amount borrowed and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2025 Share Repurchase Program and any other extraordinary events or transactions. The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $80.4 million of letters of credit issued and outstanding under the Credit Facility at December 31, 2024. During 2024, the average daily amount of letters of credit outstanding under the Credit Facility was $76.3 million and the maximum amount of letters of credit outstanding under the Credit Facility was $86.5 million.
At December 31, 2024, M/I Financial had $286.2 million outstanding under the MIF Mortgage Repurchase Facility. During 2024, the average daily amount outstanding under our then-outstanding MIF credit facilities was $17.3 million and the maximum amount outstanding was $286.2 million, which occurred during December.
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
The annual rate of inflation in the United States was 2.9% in December 2024, as measured by the Consumer Price Index, up slightly from prior quarter, and down from 3.4% in December 2023. As the rate of inflation has declined from 2022’s historic levels, our costs have stabilized. However, continued increases in inflation rates could impact our costs, potentially reduce our gross margins, reduce the purchasing power of potential homebuyers, and negatively impact their ability and desire to buy a home.
Mortgage interest rates have hovered around 7% since the end of 2023. During the second half of 2024, the Federal Reserve reduced interest rates by 100 basis points. High mortgage interest rates have made it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. We plan to help combat high interest costs in 2025 by offering interest rate buydowns to potential homebuyers. We believe that offering mortgage interest rate buydown incentives may cause otherwise hesitant potential homebuyers to decide to enter the homebuying market due to the improved affordability of obtaining a mortgage, and we believe we are well prepared to address increased demand in our markets with our current land position and open communities. However, offering sales incentives, such as interest rate buydowns, may reduce our margins from the record level we achieved in 2024.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility and the MIF Mortgage Repurchase Facility which permitted borrowings of up to $950.0 million at December 31, 2024, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.
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
The table below shows the notional amounts of our financial instruments at December 31, 2024 and 2023:

	December 31,
Description of Financial Instrument (in thousands)	2024	2023
Uncommitted IRLCs	$215,696	$174,274
FMBSs related to uncommitted IRLCs	228,000	174,000
Whole loan contracts and related mortgage loans held for sale	17,667	10,398
FMBSs related to mortgage loans held for sale	252,000	152,000
Mortgage loans held for sale covered by FMBSs	276,140	160,547

The table below shows the measurement of assets and liabilities at December 31, 2024 and 2023:

	December 31,
Description of Financial Instrument (in thousands)	2024	2023
Mortgage loans held for sale	$283,540	$176,329
Forward sales of mortgage-backed securities	2,946	(7,220)
Interest rate lock commitments	532	3,617
Whole loan contracts	(864)	(335)
Total	$286,154	$172,391

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
Description (in thousands)	2024	2023	2022
Mortgage loans held for sale	$(6,746)	$6,739	$407
Forward sales of mortgage-backed securities	10,166	(4,215)	(7,482)
Interest rate lock commitments	(3,085)	2,829	1,282
Whole loan contracts	(529)	43	(323)
Total gain (loss) recognized	$(194)	$5,396	$(6,116)

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2024. Because the MIF Mortgage Repurchase Facility is effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, its outstanding balance is included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at December 31, 2024. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total	12/31/2024
ASSETS:
Mortgage loans held for sale:
Fixed rate	$291,040	—	—	—	—	—	$291,040	$283,540
Weighted average interest rate	5.74%	—	—	—	—	—	5.74%

LIABILITIES:
Long-term debt — fixed rate	—	—	—	$400,000	$—	$300,000	$700,000	$651,250
Weighted average interest rate	—	—	—	2.83%	—%	1.69%	4.52%
Short-term debt — variable rate	$286,159	—	—	—	—	—	$286,159	$286,159
Weighted average interest rate	6.19%	—	—	—	—	—	6.19%

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of M/I Homes, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 14, 2025

We have served as the Company’s auditor since 1976.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share amounts)	2024	2023	2022

Revenue	$4,504,670	$4,033,502	$4,131,393
Costs and expenses:
Land and housing	$3,305,781	$3,014,573	$3,087,551
General and administrative	258,422	222,765	214,811
Selling	234,373	208,942	191,580
Other income	—	(33)	(6)
Interest (income) expense - net	(27,514)	(20,022)	2,250
Total costs and expenses	$3,771,062	$3,426,225	$3,496,186

Income before income taxes	733,608	607,277	635,207

Provision for income taxes	169,883	141,912	144,545

Net income	$563,725	$465,365	$490,662

Earnings per common share:
Basic	$20.29	$16.76	$17.60
Diluted	$19.71	$16.21	$17.24

Weighted average shares outstanding:
Basic	27,777	27,769	27,876
Diluted	28,600	28,716	28,463

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2024	2023

ASSETS:
Cash, cash equivalents and restricted cash	$821,570	$732,804
Mortgage loans held for sale	283,540	176,329
Inventory	3,091,862	2,797,151
Property and equipment - net	34,513	34,918
Investment in joint venture arrangements	65,334	44,011
Operating lease right-of-use assets	53,895	56,364
Deferred income tax asset	13,451	16,094
Goodwill	16,400	16,400
Other assets	169,231	148,369
TOTAL ASSETS	$4,549,796	$4,022,440

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$198,579	$204,678
Customer deposits	69,327	85,128
Operating lease liabilities	55,365	57,566
Other liabilities	281,019	252,303
Community development district obligations	12,839	19,339
Obligation for consolidated inventory not owned	11,809	26,899
Notes payable bank - financial services operations	286,159	165,844
Senior notes due 2028 - net	397,653	396,879
Senior notes due 2030 - net	297,369	296,865
TOTAL LIABILITIES	$1,610,119	$1,505,501

Commitments and contingencies (Note 8)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both December 31, 2024 and 2023; issued 30,137,141 shares at both December 31, 2024 and 2023	$301	$301
Additional paid-in capital	348,705	349,907
Retained earnings	2,865,073	2,301,348
Treasury shares - at cost - 3,074,118 and 2,375,842 shares at December 31, 2024 and 2023, respectively	(274,402)	(134,617)
TOTAL SHAREHOLDERS’ EQUITY	$2,939,677	$2,516,939
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,549,796	$4,022,440
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2021	28,499,630	$301	$347,452	$1,345,321	$(68,890)	$1,624,184
Net income	—	—	—	490,662	—	490,662
Repurchase of common shares	(1,200,000)	—	—	—	(55,334)	(55,334)
Stock options exercised	49,900	—	(810)	—	2,176	1,366
Stock-based compensation expense	—	—	8,787	—	—	8,787
Deferral of executive and director compensation	—	—	1,060	—	—	1,060
Executive and director deferred compensation distributions	90,553	—	(3,850)	—	3,850	—
Balance at December 31, 2022	27,440,083	$301	$352,639	$1,835,983	$(118,198)	$2,070,725
Net income	—	—	—	465,365	—	465,365
Repurchase of common shares	(726,000)	—	—	—	(65,344)	(65,344)
Stock options exercised	944,135	—	(10,500)	—	44,295	33,795
Stock-based compensation expense	—	—	11,370	—	—	11,370
Deferral of executive and director compensation	—	—	1,028	—	—	1,028
Executive and director deferred compensation distributions	103,081	—	(4,630)	—	4,630	—
Balance at December 31, 2023	27,761,299	$301	$349,907	$2,301,348	$(134,617)	$2,516,939
Net income	—	—	—	563,725	—	563,725
Repurchase of common shares	(1,235,000)		—	—	(176,953)	(176,953)
Stock options exercised	481,665	—	(12,744)	—	34,031	21,287
Stock-based compensation expense	—	—	14,564	—	—	14,564
Deferral of executive and director compensation	—	—	115	—	—	115
Executive and director deferred compensation distributions	55,059	—	(3,137)	—	3,137	—
Balance at December 31, 2024	27,063,023	$301	$348,705	$2,865,073	$(274,402)	$2,939,677

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2024	2023	2022
OPERATING ACTIVITIES:
Net income	$563,725	$465,365	$490,662
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of inventory and investment in joint venture arrangements	9,244	10,608	18,352
Equity in income from joint venture arrangements	—	(33)	(6)
Mortgage loan originations	(2,685,078)	(2,118,884)	(2,069,615)
Proceeds from the sale of mortgage loans	2,571,120	2,191,832	2,103,139
Fair value adjustment of mortgage loans held for sale	6,747	(6,738)	(408)
Capitalization of originated mortgage servicing rights	(5,569)	(6,182)	(8,872)
Amortization of mortgage servicing rights	1,314	1,578	1,624
(Gain) loss on sale of mortgage servicing rights	(2,613)	(936)	318
Depreciation	14,138	12,916	12,982
Amortization of debt issue costs	3,248	2,875	2,568
Stock-based compensation expense	14,564	11,370	8,787
Deferred income tax expense (benefit)	1,863	2,705	(7,767)
Excess tax benefits on equity compensation	(5,299)	(6,457)	(166)
Change in assets and liabilities:
Inventory	(297,730)	46,728	(348,650)
Other assets	(20,349)	3,426	(31,476)
Accounts payable	(6,099)	(23,919)	(15,908)
Customer deposits	(15,801)	(7,990)	(14,746)
Accrued compensation	9,237	2,644	8,745
Other liabilities	23,074	(28,777)	34,508
Net cash provided by operating activities	179,736	552,131	184,071

INVESTING ACTIVITIES:
Purchase of property and equipment	(8,417)	(5,769)	(9,333)
Return of capital from joint venture arrangements	—	—	1,892
Investment in and advances to joint venture arrangements	(54,094)	(23,560)	(20,139)
Proceeds from sale of mortgage servicing rights	7,615	10,697	200
Net cash used in investing activities	(54,896)	(18,632)	(27,380)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - homebuilding operations	—	—	362,000
Repayments of bank borrowings - homebuilding operations	—	—	(362,000)
Net proceeds from (Net repayments of) bank borrowings - financial services operations	120,315	(79,897)	(20,419)
(Principal repayments of) proceeds from notes payable-other and community development district bond obligations	—	—	(4,549)
Repurchase of common shares	(176,953)	(65,344)	(55,334)
Debt issue costs	(723)	(791)	(2,581)
Proceeds from exercise of stock options	21,287	33,795	1,366
Net cash used in financing activities	(36,074)	(112,237)	(81,517)
Net increase in cash, cash equivalents and restricted cash	88,766	421,262	75,174
Cash, cash equivalents and restricted cash balance at beginning of period	732,804	311,542	236,368
Cash, cash equivalents and restricted cash balance at end of period	$821,570	$732,804	$311,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$(638)	$1,481	$1,886
Income taxes	$159,622	$150,668	$155,052

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(6,500)	$(10,362)	$9,612
Consolidated inventory not owned	$(15,090)	$9,851	$14,280
Distribution of single-family lots from joint venture arrangements	$33,169	$31,136	$23,820
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
Reclassifications. Certain amounts in our Consolidated Financial Statements for years ended December 31, 2022 and 2023 were adjusted to conform to our 2024 presentation. The Company believes these reclassifications are immaterial.

Cash, Cash Equivalents and Restricted Cash.  Cash and cash equivalents are liquid investments, such as U.S. government securities, commercial bank deposits, and money market funds, with an initial maturity of three months or less. Amounts in transit from title companies for homes delivered are included in this balance at December 31, 2024 and 2023. Restricted cash consists of cash held in escrow. Cash, Cash Equivalents and Restricted Cash includes restricted cash balances of $0.1 million and $0.2 million at December 31, 2024 and 2023, respectively.

Mortgage Loans Held for Sale.  Mortgage loans held for sale consists primarily of single-family residential loans collateralized by the underlying property.  Generally, all of the mortgage loans originated by M/I Financial and related servicing rights are sold to third-party investors shortly after origination.  Refer to the Revenue Recognition policy described below for additional discussion. M/I Financial recognizes the fair value of its rights to service a mortgage loan as revenue when the loan is sold. The fair value of these servicing rights was included in Other Assets on the Consolidated Balance Sheets. Fair value of the servicing rights is determined based on a third party valuation when the loan is sold.

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
Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the inventory is impaired, at which point the inventory is written down to fair value as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360”).  The Company assesses inventory for recoverability on a quarterly basis to determine if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, the margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, the value of the land itself as well as any results from third party appraisals, if any. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. We also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community’s historical results do not indicate a potential for impairment. From the review of all of these factors, we identify communities whose carrying values may exceed their estimated undiscounted future cash flows and run a test for recoverability. For those communities whose carrying values exceed the estimated undiscounted future cash flows and which are deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company’s cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions and/or changes in management’s intentions with respect to the inventory may lead the Company to incur additional impairment charges in the future.
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
If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of both December 31, 2024 and December 31, 2023, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.
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

Property and Equipment-net. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following are the major classes of depreciable assets and their estimated useful lives:

	Year Ended December 31,
(In thousands)	2024	2023
Office furnishings, leasehold improvements, computer equipment and computer software	$45,440	$39,650
Transportation and construction equipment	20,729	20,729
Property and equipment	66,169	60,379
Accumulated depreciation	(31,656)	(25,461)
Property and equipment, net	$34,513	$34,918

Estimated Useful Lives
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-25 years
Depreciation expense was $8.8 million, $8.2 million and $8.4 million in 2024, 2023 and 2022, respectively.
Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. As a result of the Company’s acquisition of the homebuilding assets and operations of a builder in Detroit, Michigan on March 1, 2018, the Company recorded goodwill of $16.4 million, which is included as Goodwill in our Consolidated Balance Sheets. This amount was based on the estimated fair values of the acquired assets and assumed liabilities at the date of the acquisition in accordance with ASC 350, Intangibles, Goodwill and Other (“ASC 350”). The Company performed its annual goodwill impairment analysis during the fourth quarter of 2024, and no impairment was recorded at December 31, 2024. See Note 12 to the Company’s Consolidated Financial Statements for further discussion.
Other Assets.  Other assets at December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
(In thousands)	2024	2023
Development reimbursement receivable from local municipalities	$61,096	$66,406
Mortgage servicing rights	9,909	10,656
Prepaid expenses	20,501	19,130
Prepaid acquisition costs	13,744	8,482
Other (a)	63,981	43,695
Total other assets	$169,231	$148,369
(a) The increase of Other in 2024 compared to prior year is due to certain receivables not being collected prior to year end.

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
Our warranty reserves for our transferable structural warranty programs are established on a per-unit basis. While the structural warranty reserve is recorded as each house is delivered, the sufficiency of the structural warranty per unit charge and total reserve is re-evaluated on an annual basis, with the assistance of an actuary, using our own historical data and trends, industry-

wide historical data and trends, and other project specific factors. The reserves are also evaluated quarterly and adjusted if we encounter activity that is inconsistent with the historical experience used in the annual analysis. These reserves are subject to variability due to uncertainties regarding structural defect claims for products we build, the markets in which we build, claim settlement history, insurance and legal interpretations, among other factors.
Our warranty reserve amounts are based upon historical experience and geographic location. While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. At December 31, 2024 and 2023, warranty reserves of $36.2 million and $32.0 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets. See Note 8 to our Consolidated Financial Statements for additional information related to our warranty reserves.
Self-insurance Reserves. Self-insurance reserves are made for estimated liabilities associated with employee health care, workers’ compensation, and general liability insurance.  Our workers’ compensation claims are insured by a third party. The reserves related to employee health care and workers’ compensation are based on historical experience and open case reserves.  Our general liability claims are insured by a third party, subject to a self-insured retention (“SIR”). The Company records a reserve for general liability claims falling below the Company’s SIR. The reserve estimate is based on an actuarial evaluation of our past history of general liability claims, other industry specific factors and specific event analysis.  At December 31, 2024 and 2023, self-insurance reserves of $3.9 million and $3.6 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.  The Company recorded expenses totaling $15.5 million, $11.6 million and $10.9 million for all self-insured and general liability claims during the years ended December 31, 2024, 2023 and 2022, respectively.
Other Liabilities.  Other liabilities at December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
(In thousands)	2024	2023
Accruals related to land development	$115,628	$106,200
Warranty	36,219	31,980
Payroll and other benefits	70,147	61,025
Other	59,025	53,098
Total other liabilities	$281,019	$252,303

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
Sales incentives vary by type of incentive and by amount on a community-by-community and home-by-home basis. The costs of any sales incentives in the form of free or discounted products and services provided to homebuyers are reflected in Land and housing costs in the Consolidated Statements of Income because such incentives are identified in our home purchase contracts with homebuyers as an intrinsic part of our single performance obligation to deliver and transfer title to their home for the transaction price stated in the contracts. Sales incentives that we may provide in the form of closing cost allowances or mortgage interest rate buydowns are recorded as a reduction of housing revenue at the time the home is delivered.

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
We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans are sold and/or related servicing rights are sold to third party investors or retained and managed under a third-party sub-service arrangement. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee (note that guarantees are excluded from the scope of ASC 606). As of December 31, 2024 and 2023, we retained mortgage servicing rights of 2,663 and 2,656 loans, respectively, for a total value of $9.9 million and $10.7 million, respectively. We recognize financial services revenue associated with our title operations as homes are delivered, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is delivered. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.
The following table presents our revenues disaggregated by revenue source:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Housing	$4,375,829	$3,914,372	$4,010,427
Land sales	12,635	25,301	34,771
Financial services (a)	116,206	93,829	86,195
Total revenue	$4,504,670	$4,033,502	$4,131,393
(a)Revenues include hedging losses of $2.6 million for the year ended December 31, 2024, hedging gains of $11.9 million for the year ended December 31, 2023, and hedging gains of $49.4 million for the year ended December 31, 2022. Hedging gains (losses) do not represent revenues recognized from contracts with customers.
Refer to Note 15 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 97%,of our total revenues for the year ended December 31, 2024 and 98% for both years ended December 31, 2023 and 2022, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 15 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

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
Recently Adopted Accounting Standards. In October 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative issued in August 2018 (“ASU 2023-06”). ASU 2023-06 amends GAAP to reflect updates and simplifications to certain disclosure requirements referred to the FASB by the SEC. The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into codification. Some of the amendments represent clarifications to, or technical corrections of, the current requirements. ASU 2023-06 could move certain disclosures from the nonfinancial portions of SEC filings to the financial statement notes. Each amendment in ASU 2023-06 will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. No amendments were effective at December 31, 2024. The Company is currently evaluating the impact the adoption of ASU 2023-06 may have on our consolidated financial statements and disclosures, but we do not expect the impact to be significant.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. ASU 2023-07 became effective for us for the fiscal year ending December 31, 2024 and we applied the amendments retrospectively to all prior periods presented in our consolidated financial statements. See Note 15 to our Consolidated Financial Statements for more information regarding our reportable segments.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income- Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact the adoption of ASU 2024-03 may have on our consolidated financial statements and disclosures.

NOTE 2. Stock-Based and Deferred Compensation
We measure and recognize compensation expense associated with our grant of equity-based awards in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”), which generally requires that companies measure and recognize stock-based compensation expense in an amount equal to the fair value of share-based awards granted under compensation arrangements over the related vesting period. We have granted share-based awards to certain of our employees and directors in the form of stock options, director stock units, director restricted stock units, employee restricted share units and performance share units (“PSU’s”). Determining the fair value of share-based awards requires judgment to identify the appropriate valuation model and develop the assumptions.
Stock Incentive Plans
The Company maintains the M/I Homes, Inc. 2018 Long-Term Incentive Plan (the “2018 LTIP”), an equity compensation plan administered by the Compensation Committee of our Board of Directors. Under the 2018 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards (awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of our common shares), and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the 2018 LTIP authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 4,228,292 common shares, of which 1,007,356 remained available for grant at December 31, 2024.
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
Following is a summary of stock option activity for the year ended December 31, 2024, relating to the stock options awarded under the 2018 LTIP and the 2009 LTIP:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(a) (In thousands)
Options outstanding at December 31, 2023	1,521,565	$48.84	7.53	$135,269
Granted	—	—
Exercised	(481,665)	44.20
Forfeited	(39,400)	52.51
Options outstanding at December 31, 2024	1,000,500	$50.93	6.91	$82,062
Options vested or expected to vest at December 31, 2024	971,040	$50.86	6.90	$79,710
Options exercisable at December 31, 2024	183,300	$41.82	5.40	$16,704
(a)Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.
The aggregate intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $50.1 million, $45.2 million and $1.0 million, respectively.

The fair value of our five-year service-based stock options granted during the years ended December 31, 2023 and 2022 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.02%	1.87%
Expected volatility	38.54%	34.06%
Expected term (in years)	5.5	5.4
Weighted average grant date fair value of options granted during the period	$24.67	$16.29
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
Total stock-based compensation expense related to stock option awards that has been charged against income was $5.9 million, $7.5 million and $5.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, relating to the 2018 LTIP and the 2009 LTIP. As of December 31, 2024, there was a total of $11.7 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 1.7 years for the service awards.
Employee Restricted Share Units
In lieu of issuing stock option awards, on February 15, 2024, the Company awarded certain of its employees 133,149 restricted share units under the 2018 LTIP, at a price of $124.66 (the closing price of our common shares on the New York Stock Exchange on such date) that vest ratably over a three-year period (subject to the employee’s continued service on the vesting date (except in certain circumstances)) and will be settled in common shares. Stock-based compensation expense for our employee restricted share units is recognized over the vesting period applicable to the award (amortized over three years). The Company recognized compensation expense related to the awards of $4.7 million in 2024. As of December 31, 2024, there was a total of $11.5 million of unrecognized compensation expense related to unvested restricted share units that will be recognized as stock-based compensation expense over a weighted average period of 1.5 years.

The following table summarizes employee restricted share units activity for the year ended December 31, 2024, relating to the restricted share units awarded to employees under the 2018 LTIP:

	Shares	Weighted Average Grant price
Employee RSUs outstanding at December 31, 2023	—	$—
Granted	133,149	124.66
Vested	—	$—
Forfeited	(3,208)	124.66
Employee RSUs outstanding at December 31, 2024	129,941	$124.66

Director Restricted Stock Units
In 2024, the Company awarded each non-employee director 1,622 restricted stock units, for a total of 11,354 restricted stock units, under the 2018 LTIP which will vest on the first anniversary of the date of grant (subject to the non-employee director’s continued service on the Board of Directors on the vesting date (except in the case of death or disability)) and will be settled in common shares upon the director’s termination of service as a director. The Company awarded its non-employee directors a total of 26,350 and 31,997 restricted stock units under the 2018 LTIP during the years ended December 31, 2023 and 2022, respectively. The grant date fair value for the director restricted stock units is based upon the closing price of our common shares on the date of grant. Stock-based compensation expense for our director restricted stock units is recognized over the vesting period applicable to the award (amortized over one year). The Company recognized stock-based compensation expense related to the awards of $1.4 million in 2024, $1.5 million in 2023 and $1.4 million in 2022. As of December 31, 2024, there was a total of $0.5 million of unrecognized compensation expense related to director restricted stock units that will be recognized as stock-based compensation expense in 2025.
The following table summarizes director restricted stock units activity for the year ended December 31, 2024, relating to the restricted stock units awarded to directors under the 2018 LTIP:

	Shares	Weighted Average Grant price
Director RSUs outstanding at December 31, 2023	68,342	$57.79
Granted	11,354	123.23
Exercised	—	—
Forfeited	—	—
Director RSUs outstanding at December 31, 2024	79,696	$67.11
Vested or expected to vest at December 31, 2024	68,342	$57.79
Director Stock Units
On May 5, 2009, the Company’s Board of Directors terminated the M/I Homes, Inc. 2006 Director Equity Incentive Plan (the “Director Equity Plan”). Awards outstanding under the Director Equity Plan remain in effect in accordance with their respective terms. At December 31, 2024, there were 8,059 stock units outstanding under the Director Equity Plan with a value of $0.2 million. Each stock unit is the equivalent of one common share, vests immediately and will be converted into a common share upon termination of service as a director. The grant date fair value for the director stock units is based upon the closing price of our common shares on the date of grant. Stock-based compensation expense for our director stock units is recognized at the date of grant.
Performance Share Unit Awards
On February 15, 2024, February 15, 2023 and February 17, 2022, the Company awarded its executive officers (in the aggregate) a target number of PSU’s under the 2018 LTIP equal to 20,856, 27,243 and 33,619 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”) based on the related performance conditions and market conditions. The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative annual pre-tax income from operations, excluding extraordinary items as defined in the underlying award agreements with the executive officers, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value for PSU’s with a market condition (as defined in ASC 718) is estimated using the Monte Carlo simulation methodology, and the grant date fair value for PSU’s with a performance condition (as defined in ASC 718) is based upon the closing price of our common shares on the date of grant. The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $124.66 and $112.53, respectively, for the 2024 PSU’s, $58.73 and $64.45, respectively, for the 2023 PSU’s, and $47.59 and $50.51, respectively, for the 2022 PSU’s. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized $0.3 million in stock-based compensation expense during 2024 related to the Market Condition portion of the 2024, 2023 and 2022 PSU awards. There was a total of $0.2 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2024 and 2023 PSU awards as of December 31, 2024. At December 31, 2024, the Market Condition for the 2022 PSU awards was met. Based on these results and board approval, 10,085 PSU’s vested during the first quarter of 2025 with respect to the portion of the 2022 PSU’s subject to the Market Condition.

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
The Company has not recognized any stock-based compensation expense related to the Performance Condition portion of the 2024 PSU awards. If the Company achieves the minimum performance levels for the Performance Condition applicable to the 2024 PSU awards, the Company would record unrecognized stock-based compensation expense of $1.0 million as of December 31, 2024, for which $0.3 million would be immediately recognized as if attainment had been probable at December 31, 2024. The Company recognized $1.1 million of stock-based compensation expense related to the Performance Condition portion of the 2023 PSU awards during 2024 based on the probability of attaining the Performance Conditions. The Company has $0.6 million of unrecognized stock-based compensation expense related to the Performance Condition portion of the 2023 PSU awards at December 31, 2024. The Company recognized $1.9 million of stock-based compensation expense related to the Performance Condition portion of the 2022 PSU awards as of December 31, 2024 based on the achievement of the maximum performance level. Based on these results and board approval, 40,343 PSU’s vested during the first quarter of 2025 with respect to the portion of the 2022 PSU awards subject to the Performance Condition.
The following table summarizes PSU activity for the year ended December 31, 2024, relating to the PSU’s awarded under the 2018 LTIP:

	Market Conditions		Performance Conditions
	Shares	Aggregate Intrinsic Value(a) (In thousands)	Shares	Aggregate Intrinsic Value(a) (In thousands)
PSUs outstanding at December 31, 2023	18,345	$1,488	73,392	$6,269
Granted	4,171		16,685
Adjustment for performance results achieved (b)	3,088		12,349
Vested	(9,262)		(37,050)
Forfeited	—		—
PSUs outstanding at December 31, 2024	16,342	$1,013	65,376	$3,913
(a) Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the award.
(b) The adjustment for performance results achieved for the PSU’s granted in 2021 that vested during the first quarter of 2024.
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
Compensation expense deferred into the Executive Plan and the Director Plan (together the “Plans”) totaled $0.1 million for the year ended December 31, 2024, $0.9 million in 2023 and $1.1 million in 2022.  The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans. One equity unit is the equivalent of one common share. Equity units and the related dividends (if any) will be converted and generally distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company. Distributions from the Plans totaled $0.4 million, $0.5 million, and $0.4 million during the years ended December 31, 2024, 2023 and 2022, respectively.  As of December 31, 2024, there were a total of 44,651 equity units with a value of $2.3 million outstanding under the Plans. The aggregate fair market value of these units at December 31, 2024, based on the closing price of the underlying common shares, was approximately $5.9 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $2.4 million as of December 31, 2024. Common shares are issued from treasury shares upon distribution of equity units from the Plans.

The following table summarizes deferred compensation activity under the Executive Plan for the year ended December 31, 2024:

	Shares	Weighted Average share price
Deferred Compensation Equity Units outstanding at December 31, 2023	52,552	$48.95
Additions	846	135.93
Dividends	—	—
Distributions	(8,747)	40.05
Deferred Compensation Equity Units outstanding at December 31, 2024	44,651	$52.34
Profit Sharing and Retirement Plan
The Company has a profit-sharing and retirement plan that covers substantially all Company employees and permits participants to make contributions to the plan on a pre-tax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended. Company contributions to the plan are also made at the discretion of the Company’s Board of Directors based on the Company’s profitability and resulted in a $6.0 million, $5.6 million and $5.8 million expense (net of plan expenses) for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company sells loans on a servicing released or servicing retained basis, and receives servicing compensation. Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of mortgage servicing rights was $9.9 million and $10.7 million at December 31, 2024 and 2023, respectively.
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
The table below shows the notional amounts of our financial instruments at December 31, 2024 and 2023:

	December 31,
Description of Financial Instrument (in thousands)	2024	2023
Uncommitted IRLCs	$215,696	$174,274
FMBSs related to uncommitted IRLCs	228,000	174,000
Whole loan contracts and related mortgage loans held for sale	17,667	10,398
FMBSs related to mortgage loans held for sale	252,000	152,000
Mortgage loans held for sale covered by FMBSs	276,140	160,547
The following table sets forth the amount of gain (loss) recognized, within our revenue in the Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
Description (in thousands)	2024	2023	2022
Mortgage loans held for sale	$(6,746)	$6,739	$407
Forward sales of mortgage-backed securities	10,166	(4,215)	(7,482)
Interest rate lock commitments	(3,085)	2,829	1,282
Whole loan contracts	(529)	43	(323)
Total gain (loss) recognized	$(194)	$5,396	$(6,116)

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	December 31, 2024		December 31, 2024
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$2,946	Other liabilities	$—
Interest rate lock commitments	Other assets	532	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	864
Total fair value measurements		$3,478		$864

	Asset Derivatives		Liability Derivatives
	December 31, 2023		December 31, 2023
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$7,220
Interest rate lock commitments	Other assets	3,617	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	335
Total fair value measurements		$3,617		$7,555
Assets Measured on a Non-Recurring Basis
The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. Our determination of fair value is based on projections and estimates, which are Level 3 measurement inputs. For further explanation of the Company’s policy regarding our assessment of recoverability for assets measured on a non-recurring basis, see Note 1 to our Consolidated Financial Statements. The table below shows the level and measurement of assets measured on a non-recurring basis for the years ended December 31, 2024, 2023 and 2022:

		Year Ended December 31,
Description (in thousands)	Fair Value Hierarchy	2024	2023 (2)	2022 (2)

Adjusted basis of inventory (1)	Level 3	$25,078	$28,043	$16,141
Total losses		9,244	10,608	8,165

Initial basis of inventory		$34,322	$38,651	$24,306
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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2024 and 2023. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		December 31, 2024		December 31, 2023
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$821,570	$821,570	$732,804	$732,804
Mortgage loans held for sale	Level 2	283,540	283,540	176,329	176,329
Interest rate lock commitments	Level 2	532	532	3,617	3,617
Forward sales of mortgage-backed securities	Level 2	2,946	2,946	—	—
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	—	—
Notes payable - financial services operations	Level 2	286,159	286,159	165,844	165,844
Senior notes due 2028 (a)	Level 2	400,000	383,500	400,000	383,500
Senior notes due 2030 (a)	Level 2	300,000	267,375	300,000	267,375
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	864	864	335	335
Forward sales of mortgage-backed securities	Level 2	—	—	7,220	7,220
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2024 and 2023:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole Loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2028, and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at December 31, 2024 and 2023. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during 2024 under the Company’s $650 million unsecured revolving credit facility, dated July 18, 2013, as amended mostly recently in December 2022 (the “Credit Facility”), fluctuated daily with SOFR plus a margin of 175 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 11 to our Consolidated Financial Statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial is a party to a $300 million mortgage repurchase agreement, dated October 24, 2023, as amended most recently in October 2024 (the “MIF Mortgage Repurchase Facility”). For this credit facility, the interest rate is based on a variable rate index, and thus its carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial fluctuated with SOFR. See Note 11 to our Consolidated Financial Statements for additional information regarding the MIF Mortgage Repurchase Facility.

NOTE 4. Inventory and Capitalized Interest
Inventory
A summary of the Company’s inventory as of December 31, 2024 and 2023 is as follows:

	December 31,
(In thousands)	2024	2023
Single-family lots, land and land development costs	$1,630,190	$1,446,576
Land held for sale	7,699	6,932
Homes under construction	1,271,626	1,177,101
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2024 - $12,765; December 31, 2023 - $10,940)	88,216	68,696
Community development district infrastructure	12,839	19,339
Land purchase deposits	69,483	51,608
Consolidated inventory not owned	11,809	26,899
Total inventory	$3,091,862	$2,797,151
Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of December 31, 2024 and 2023, we had 2,502 homes (with a carrying value of $551.3 million) and 2,023 homes (with a carrying value of $424.2 million), respectively, included in homes under construction that were not subject to a sales contract. Homes under construction increased from prior year due to the Company’s inventory management decision to offer more affordable homes that are move-in ready in order for customers to benefit from selective sales incentives.
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
Capitalized Interest
The Company capitalizes interest during land development and home construction. Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party. The summary of capitalized interest for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Capitalized interest, beginning of period	$32,144	$29,625	$24,343
Interest capitalized to inventory	35,862	35,845	35,552
Capitalized interest charged to land and housing costs and expenses	(32,053)	(33,326)	(30,270)
Capitalized interest, end of period	$35,953	$32,144	$29,625

Interest incurred net of interest income	$8,348	$15,823	$37,802
NOTE 5. Transactions with Related Parties
From time to time, in the ordinary course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.

The Company made a contribution of $1.1 million in 2024 to the M/I Homes Foundation, a charitable organization having certain officers and directors of the Company on its Board of Trustees.
The Company had a receivable of $0.2 million at both December 31, 2024 and 2023 due from an executive officer, relating to amounts owed to the Company for split-dollar life insurance policy premiums. The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer.
NOTE 6. Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of December 31, 2024 and 2023, our investment in such joint venture arrangements totaled $65.3 million and $44.0 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Consolidated Balance Sheets. The increase from prior year was driven primarily by our cash contributions to our joint venture arrangements during 2024 of $54.1 million offset, in part, by lot distributions from our joint venture arrangements during 2024 of $33.2 million.
The majority of our investment in joint venture arrangements for both 2024 and 2023 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of December 31, 2024 and 2023, the Company had $59.3 million and $38.4 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of December 31, 2024 and 2023, the Company had $6.0 million and $5.6 million, respectively, of equity invested in LLCs. The Company’s percentage of ownership in these LLCs as of both December 31, 2024 and 2023 ranged from 25% to 50%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Consolidated Statements of Income. There were no losses or income from the Company’s LLCs during the year ended December 31, 2024. The Company’s equity in income relating to earnings from its LLCs were less than $0.1 million for the years ended December 31, 2023 and 2022. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of December 31, 2024 was the amount invested of $65.3 million, which is reported as Investment in Joint Venture Arrangements on our Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
As of both December 31, 2024 and 2023, the Company used a discount rate of 16% in determining the fair value of investments in joint venture arrangements. In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the joint venture arrangement; and (3) the intent and ability of the Company to retain its investment in the joint venture arrangements for a period of time sufficient to allow for any anticipated recovery in market value. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.
Variable Interest Entities
With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our Consolidated Financial Statements. We perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a variable interest entity (“VIE”) and (2) if we are the primary beneficiary of the entity. To determine whether we are the primary beneficiary of an entity, we consider whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. This analysis considers, among other things, whether we have: the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If we determine that we are not able to control such activities, we are not considered the primary beneficiary of the VIE. As of December 31, 2024 and 2023, we have determined that no LLC in which we have an interest met the requirements of a VIE.
NOTE 7. Guarantees and Indemnifications
Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability. In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $936.0 million and $544.5 million were covered under these guarantees as of December 31, 2024 and 2023, respectively. The increase in loans covered by these guarantees from December 31, 2023 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at December 31, 2024, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets. M/I Financial estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience. Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $4.7 million and $6.3 million at December 31, 2024 and 2023, respectively.
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
The Company recorded a liability relating to the guarantees described above totaling $1.3 million and $1.7 million at December 31, 2024 and 2023, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
The Company has also provided certain other guarantees and indemnities in connection with the purchase and development of land, including environmental indemnities, and guarantees of the completion of land development. The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure. Actual future costs associated with these guarantees and indemnities could differ materially from our current estimated amounts. At both December 31, 2024 and 2023, guarantees and indemnities of $2.4 million were included in Other Liabilities on the Consolidated Balance Sheets.

NOTE 8. Commitments and Contingencies
Warranty
Our warranty reserves are included in Other Liabilities in the Company’s Consolidated Balance Sheets, as further explained in Note 1 to our Consolidated Financial Statements. A summary of warranty activity for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Warranty reserves, beginning of period	$31,980	$32,902	$29,728
Warranty expense on homes delivered during the period	24,186	21,525	21,936
Changes in estimates for pre-existing warranties	5,268	2,457	5,374
Settlements made during the period	(25,215)	(24,904)	(24,136)
Warranty reserves, end of period	$36,219	$31,980	$32,902
Performance Bonds and Letters of Credit
The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits. At December 31, 2024, the Company had outstanding approximately $488.4 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through August 2029. Included in this total are: (1) $402.2 million of performance and maintenance bonds and $62.0 million of performance letters of credit that serve as completion bonds for land development work in progress (letters of credit represent potential commitments and generally expire within one or two years); (2) $18.4 million of financial letters of credit, of which $12.7 million represent deposits on land and lot purchase agreements; (3) $4.6 million of financial bonds; and (4) $1.2 million of corporate notes. The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold. In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining releases of the bonds or letters of credit.
Land Option Agreements

In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, using an analysis similar to that described above in Note 6. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Consolidated Balance Sheets. At both December 31, 2024 and 2023, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
Other than as described below in “Consolidated Inventory Not Owned and Related Obligation,” the Company currently believes that its maximum exposure as of December 31, 2024 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $97.1 million, including cash deposits of $69.5 million, prepaid acquisition costs of $13.7 million, letters of credit of $12.7 million and $1.2 million of other non-cash deposits.
At December 31, 2024, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $1.45 billion. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.

Consolidated Inventory Not Owned and Related Obligation
At December 31, 2024 and December 31, 2023, Consolidated Inventory Not Owned was $11.8 million and $26.9 million, respectively. At December 31, 2024 and 2023, the corresponding liability of $11.8 million and $26.9 million, respectively, has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheets. The decrease in this balance from December 31, 2023 is related primarily to a decrease in the number of land purchase agreements that had deposits and prepaid acquisition and development costs that exceeded certain thresholds resulting in the remaining purchase price of the lots to be recorded in inventory not owned.
Legal Matters
The Company and certain of its subsidiaries have been named as defendants in certain other legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At December 31, 2024 and 2023, we had $1.2 million and $1.0 million reserved for legal expenses, respectively.
NOTE 9. Operating Leases
The Company leases certain office space and model homes under operating leases with remaining terms of less than one year to 16 years. The Company sells model homes to investors with the express purpose of leasing the homes back as sales models for a specified period of time. Under ASC 842, Leases ("ASC 842"), the Company records the sale of the model home and the profit on the sale at the time of the home delivery.

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
During the twelve months ended December 31, 2024, the Company’s operating ROU asset and operating lease liability decreased by $2.5 million and $2.2 million, respectively, as a result of $9.5 million of additional ROU asset amortization and $9.2 million of additional periodic lease expense, offset partially by $7.0 million in additional leases and modifications to existing leases throughout the period (which is recorded within its Consolidated Statement of Cash Flows in the change in Other Assets and Other Liabilities). The Company also obtained non-cash lease ROU assets in exchange for lease liabilities of $7.0 million and $5.2 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company’s ROU asset was $53.9 million, and its operating lease liability had a balance of $55.4 million on its Consolidated Balance Sheets. The weighted-average remaining lease term was 9.9 years, and the weighted-average discount rate was 4.3%.

For the twelve months ended December 31, 2024, the Company had the following operating lease expense components:

(In thousands)
Operating lease expense	$11,647
Variable lease expense	2,562
Short-term lease expense	2,621
Total lease expense	$16,830
The following table presents a maturity analysis of our annual undiscounted cash flows reconciled to the carrying value of our operating lease liabilities as of December 31, 2024:

(In thousands)
2025	$6,072
2026	10,163
2027	8,300
2028	7,878
2029	5,201
Thereafter	29,775
Total lease payments	67,389
Less: Imputed interest	(12,024)
Total operating lease liability	$55,365
NOTE 10. Community Development District Infrastructure and Related Obligations
A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets. A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project. An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (the “Assessment”). The owner of each such parcel is responsible for the payment of the Assessment on that parcel. If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures. In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure. Following are details relating to such CDD bond obligations issued and outstanding as of December 31, 2024 and 2023:

Issue Date	Maturity Date	Interest Rate	Principal Amount as of December 31, 2024 (in thousands)	Principal Amount as of December 31, 2023 (in thousands)
12/22/2017	5/1/2048	5.13%	$9,815	$9,815
7/18/2019	5/1/2050	4.10%	4,705	4,705
10/29/2020	5/1/2051	3.80%	5,785	5,785
6/30/2021	5/1/2051	3.66%	6,135	6,135
10/5/2021	5/1/2052	3.59%	4,910	4,910
4/1/2022	5/1/2051	4.23%	3,750	3,750
4/1/2022	5/1/2053	4.24%	2,125	2,125
6/1/2022	5/1/2052	5.40%	5,010	5,010
6/1/2022	5/1/2053	5.40%	3,365	3,365
4/1/2024	5/1/2053	5.58%	2,590	—
Total CDD bond obligations issued and outstanding			$48,190	$45,600
The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property. The Company recorded a $12.8 million and $19.3 million liability related to these CDD bond obligations as of December 31, 2024 and December 31, 2023, respectively, along with the related inventory infrastructure.

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
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $2.2 billion of availability for additional senior debt at December 31, 2024. As a result, the full $650 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At December 31, 2024, there were no borrowings outstanding and $80.4 million of letters of credit outstanding, leaving a net remaining borrowing availability of $569.6 million. The Credit Facility includes a $250 million sub-facility for letters of credit.
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
The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth ($1.8 billion at December 31, 2024 and subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company's number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures. At December 31, 2024, the Company was in compliance with all financial covenants of the Credit Facility.
Notes Payable - Financial Services
The MIF Mortgage Repurchase Facility provides a maximum borrowing availability of $300 million and expires on October 21, 2025. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate based on Daily Adjusting One-Month Term SOFR plus a margin as defined in the MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At December 31, 2024, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At December 31, 2024 and 2023, M/I Financial’s total combined maximum borrowing availability under its credit facilities was $300.0 million. At December 31, 2024 and 2023, M/I Financial had $286.2 million and $165.8 million, respectively, in borrowings outstanding under the MIF Mortgage Repurchase Facility.
Senior Notes
As of both December 31, 2024 and 2023, we had $300.0 million of our 2030 Senior Notes outstanding. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year, and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As of both December 31, 2024 and 2023, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes on or after February 1, 2023 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price is equal to 101.238% of the principal amount outstanding if redeemed during the 12-month period beginning on February 1, 2025 and will decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.

The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of December 31, 2024, the Company was in compliance with all terms, conditions, and covenants under the indenture.

The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of December 31, 2024, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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
The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $900.2 million and $813.7 million at December 31, 2024 and 2023, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our Board of Directors.
Maturities over the next five years with respect to the Company’s debt as of December 31, 2024 are as follows:

Debt Maturities (In thousands)
2025	$286,159
2026	—
2027	—
2028	400,000
2029	—
Thereafter	300,000
Total	$986,159

NOTE 12. Goodwill
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. In connection with the Company’s acquisition of the homebuilding assets and operations of a builder in Detroit, Michigan in March 2018, the Company recorded goodwill of $16.4 million, which is included as Goodwill in our Consolidated Balance Sheets. This amount was based on the estimated fair values of the acquired assets and liabilities at the date of the acquisition in accordance with ASC 350.

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

The Company performed its annual goodwill impairment analysis via a quantitative test during both the fourth quarters of 2024 and 2023, and there was no impairment recorded at either December 31, 2024 or December 31, 2023.

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
NOTE 13. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands, except per share amounts)	2024	2023	2022
NUMERATOR
Net income	$563,725	$465,365	$490,662
DENOMINATOR
Basic weighted average shares outstanding	27,777	27,769	27,876
Effect of dilutive securities:
Stock option awards	719	639	265
Deferred compensation awards	104	308	322
Diluted weighted average shares outstanding - adjusted for assumed conversions	28,600	28,716	28,463
Earnings per common share
Basic	$20.29	$16.76	$17.60
Diluted	$19.71	$16.21	$17.24
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	—	—	846
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
The Inflation Reduction Act (“IRA”) was enacted August 16, 2022 to address the high cost of prescription drugs, healthcare availability, climate change and inflation. The IRA extended the energy efficient homes credit through 2032 and, as a result, the Company recognized a $3.6 million year-to-date tax benefit during 2024. At December 31, 2024, the Company’s total deferred tax assets were $34.6 million which were offset by $21.1 million of total deferred tax liabilities for a $13.5 million net deferred tax asset which is reported on the Company’s Consolidated Balance Sheets.
The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Warranty, insurance and other accruals	$13,733	$11,578
Equity-based compensation	1,998	1,359
Inventory	846	8,555
Operating lease liabilities	13,869	14,421
State taxes	497	392
Net operating loss carryforward	65	65
Deferred charges	3,559	1,822
Total deferred tax assets	$34,567	$38,192

Deferred tax liabilities:
Federal effect of state deferred taxes	$485	$550
Depreciation	6,309	6,606
Operating lease right-of-use assets	13,501	14,120
Prepaid expenses	821	822
Total deferred tax liabilities	$21,116	$22,098

Net deferred tax asset	$13,451	$16,094
The provision from income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Current:
Federal	$138,535	$117,115	$126,752
State	29,485	22,092	25,560
	$168,020	$139,207	$152,312

(In thousands)	2024	2023	2022
Deferred:
Federal	$1,616	$2,347	$(6,740)
State	247	358	(1,027)
	$1,863	$2,705	$(7,767)
Total	$169,883	$141,912	$144,545

For 2024, 2023 and 2022, the Company’s effective tax rate was 23.16%, 23.37%, and 22.76%, respectively. Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated benefit from income taxes are as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Federal taxes at statutory rate	$154,058	$127,528	$133,393
State and local taxes – net of federal tax benefit	25,205	20,172	21,764
Equity Compensation	(5,299)	(6,457)	(166)
Federal tax credits	(3,562)	(1,991)	(10,001)
Other	(519)	2,660	(445)
Total	$169,883	$141,912	$144,545
The Company files income tax returns in the U.S. federal jurisdiction, and various states. The Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2019. The Company is audited from time to time, and if any adjustments are made, they would be either immaterial or reserved.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. At December 31, 2024, 2023 and 2022, we had no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits in prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change.
NOTE 15. Business Segments
The application of segment reporting requires significant judgment in determining our operating segments. Operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Company’s chief operating decision makers to evaluate performance, make operating decisions and determine how to allocate resources. The Company’s chief operating decision makers consist of the Chief Executive Officer and Chief Financial Officer. The Company’s chief operating decision makers evaluate the Company’s operating income performance in various ways, including: (1) the results of our individual homebuilding operating segments and the results of our financial services operations; (2) the results of our homebuilding reportable segments; and (3) our consolidated financial results.
The chief operating decision makers use operating income for each segment predominately in the annual budget and forecasting process. The chief operating decision makers consider budget-to-actual variances for profit measures on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. The chief operating decisions maker also use segment operating income to assess the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees.
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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment, revenue, operating income and interest (income) expense for 2024, 2023 and 2022, as well as the Company’s income before income taxes for such periods:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenue:
Northern homebuilding	$1,900,013	$1,523,943	$1,714,236
Southern homebuilding	2,488,451	2,415,730	2,330,962
Financial services (a)	116,206	93,829	86,195
Total revenue	$4,504,670	$4,033,502	$4,131,393

Cost of Sales:
Northern homebuilding	$1,480,326	$1,228,949	$1,379,936
Southern homebuilding	1,825,455	1,785,624	1,707,615
Financial services (a)	—	—	—
Total cost of sales	$3,305,781	$3,014,573	$3,087,551

General and administrative expense:
Northern homebuilding	$42,908	$36,827	$36,659
Southern homebuilding	76,200	65,078	61,775
Financial services (a)	52,826	45,115	41,813
Segment general and administrative expense	$171,934	$147,020	$140,247
Corporate and unallocated general and administrative expense	86,488	75,745	74,564
Total general and administrative expense	$258,422	$222,765	$214,811

Selling expense:
Northern homebuilding	$95,680	$81,847	$80,142
Southern homebuilding	136,198	124,860	109,698
Financial services (a)	—	—	—
Segment selling expense	$231,878	$206,707	$189,840
Corporate and unallocated selling expense	2,495	2,235	1,740
Total selling expense:	$234,373	$208,942	$191,580

Operating income (loss):
Northern homebuilding	$281,099	$176,320	$217,499
Southern homebuilding	450,598	440,168	451,874
Financial services (a)	63,380	48,714	44,382
Segment operating income	$795,077	$665,202	$713,755
Corporate selling, general and administrative expense	(88,983)	(77,980)	(76,304)
Total operating income (a)	$706,094	$587,222	$637,451

Interest (income) expense - net:
Northern homebuilding	$(228)	$(186)	$(469)
Southern homebuilding	(2,554)	(1,703)	(1,447)
Financial services (a)	13,698	10,360	5,122
Segment Interest (income) expense - net	$10,916	$8,471	$3,206
Corporate Interest (income) expense - net	(38,430)	(28,493)	(956)
Total interest (income) expense - net	$(27,514)	$(20,022)	$2,250

Other income (b)	$—	$(33)	$(6)

Income before income taxes	$733,608	$607,277	$635,207
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.
(b)Other income is comprised of the equity in (income) loss from joint venture arrangements.

The following table shows, by segment, depreciation and amortization expense for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Depreciation and amortization:
Northern homebuilding	$3,787	$3,673	$3,308
Southern homebuilding	3,636	2,965	2,790
Financial services	1,130	810	2,178
Segment depreciation and amortization	$8,553	$7,448	$8,276
Corporate	8,833	8,343	8,898
Total depreciation and amortization	$17,386	$15,791	$17,174

The following tables show total assets by segment at December 31, 2024 and 2023:

	December 31, 2024
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$12,209	$57,274		$—	$69,483	$—	$69,483
Inventory (a)	1,041,713	1,980,666		—	3,022,379	—	3,022,379
Investments in joint venture arrangements	—	65,334		—	65,334	—	65,334
Other assets	37,721	132,316	(b)	370,558	540,595	852,005	1,392,600
Total assets	$1,091,643	$2,235,590		$370,558	$3,697,791	$852,005	$4,549,796

	December 31, 2023
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$8,990	$42,618		$—	$51,608	$—	$51,608
Inventory (a)	1,016,982	1,728,561		—	2,745,543	—	2,745,543
Investments in joint venture arrangements	—	44,011		—	44,011	—	44,011
Other assets	37,171	104,306	(b)	243,176	384,653	796,625	1,181,278
Total assets	$1,063,143	$1,919,496		$243,176	$3,225,815	$796,625	$4,022,440
(a)Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.
NOTE 16. Share Repurchase Program
On May 14, 2024, the Company announced that its Board of Directors approved a new share repurchase program pursuant to which the Company may purchase up to $250 million of its outstanding common shares (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program replaced the share repurchase program approved by the Board of Directors in 2021 (the “2021 Share Repurchase Program”).

Pursuant to the 2024 Share Repurchase Program, the Company was authorized to purchase up to $250 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. The timing, amount and other terms and conditions of any additional repurchases under the 2024 Share Repurchase Program was based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements.

During the year ended December 31, 2024, the Company repurchased 1.2 million outstanding common shares at an aggregate purchase price of $177.0 million under the 2024 Share Repurchase Program and 2021 Share Repurchase Program. As of December 31, 2024, $106.7 million remained available for repurchases under the 2024 Share Repurchase Program.

On February 11, 2025, the Company announced that its Board of Directors approved a new share repurchase program pursuant to which the Company may purchase up to $250 million of its outstanding common shares (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program replaces the 2024 Share Repurchase Program.

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
The Company’s management, with the participation of the principal executive officer and the principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this assessment, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 83 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.OTHER INFORMATION
On February 11, 2025, our Board of Directors adopted the M/I Homes, Inc. 2025 Annual Incentive Plan (the “2025 Incentive Plan”), a performance-based cash incentive compensation plan that replaces our existing performance-based cash incentive compensation plan, the M/I Homes, Inc. 2009 Annual Incentive Plan. The Compensation Committee may select any officer or other key employee of the Company or any of its affiliates to participate in the 2025 Incentive Plan. The Compensation Committee will select the individuals eligible to participate in the 2025 Incentive Plan for each performance period, which will consist of each fiscal year (or portion thereof) of the Company, or such other period of twelve months or less as determined by the Compensation Committee. The foregoing summary of the material terms of the 2025 Incentive Plan does not purport to be complete and is qualified in its entirety by reference to the 2025 Incentive Plan, a copy of which is filed as Exhibit 10.33 to this Annual Report on Form 10-K and incorporated herein by reference.

During the three months ended December 31, 2024, no director or officer (as defined under Rule 16a-1 of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of M/I Homes, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 14, 2025, expressed an unqualified opinion on those financial statements.

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
February 14, 2025

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

Item 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2024 with respect to the common shares issuable under the Company's equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,444,271	(1)	$50.95	(2)	1,007,356	(3)
Equity compensation plans not approved by shareholders	44,651	(4)	—		—
Total	1,488,922		$50.95		1,007,356
(1)Consists of the 2018 Long-Term Incentive Plan (“2018 LTIP”) (960,500 outstanding stock options, 54,000 outstanding director stock units, 79,696 outstanding director restricted stock units, 129,941 outstanding employee restricted share units and 122,575 outstanding performance share units (“PSU’s”) (assuming the maximum number of PSU’s will be earned)), the 2009 Long-Term Incentive Plan (“2009 LTIP”) (40,000 outstanding stock options and 49,500 outstanding director stock units), which plan was terminated in May 2018, and the 2006 Director Equity Incentive Plan (“2006 Director Plan”) (8,059 outstanding director stock units), which plan was terminated in May 2009.
(2)The weighted average exercise price relates to the stock options granted under the 2018 LTIP and the 2009 LTIP.  The weighted average exercise price does not take into account the employee restricted share units granted under the 2018 LTIP, director stock units granted under the 2018 LTIP, the 2009 LTIP and the 2006 Director Plan or the PSU’s granted under the 2018 LTIP because the director stock units and the PSU’s are full value awards and have no exercise price. The director stock units and the PSU’s (if earned) will be settled at a future date in common shares on a one-for-one basis without the payment of any exercise price.
(3)Represents the aggregate number of common shares remaining available for issuance under the 2018 LTIP. Pursuant to the terms of the 2018 LTIP, and subject to certain adjustments provided therein, the aggregate number of common shares with respect to which awards may be granted under the 2018 LTIP is 4,228,292 common shares plus any common shares subject to outstanding awards under the 2009 LTIP as of May 8, 2018 that on or after May 8, 2018 cease for any reason to be subject to such awards other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable common shares. Pursuant to the terms of the 2018 LTIP, upon the grant of a full value award thereunder (including director stock units, director restricted stock units, employee restricted share units and PSU’s), we reduce the number of common shares available for issuance under the 2018 LTIP by an amount equal to the number of shares subject to the award multiplied by 1.50.
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

The remaining information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders.

PART IV

Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.
(1) The following financial statements are contained in Item 8:
Page in this report

Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	48
Consolidated Statements of Income for the Years Ended December 31, 2024, 2023, and 2022	50
Consolidated Balance Sheets as of December 31, 2024 and 2023	51
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022	52
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022	53
Notes to Consolidated Financial Statements	54

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

10.7
Fifth Amendment to Credit Agreement, dated February 16, 2022, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

10.12
Master Repurchase Agreement dated as of October 24, 2023 by and between M/I Financial and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

10.13
First Amendment to Master Repurchase Agreement dated as of July 16, 2024 by and between M/I Financial and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.14
Second Amendment to Master Repurchase Agreement dated as of October 22, 2024 by and between M/I Financial and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 25, 2024.

10.15*
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

10.17*
M/I Homes, Inc. Amended and Restated Executives’ Deferred Compensation Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.18*
Collateral Assignment Split-Dollar Agreement, dated as of September 24, 1997, by and between M/I Homes, Inc. and Phillip Creek, incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.19*
Change of Control Agreement between M/I Homes, Inc. and Robert H. Schottenstein, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2008.

10.20*
Change of Control Agreement between M/I Homes, Inc. and Phillip G. Creek, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2008.

10.21*
M/I Homes, Inc. 2009 Annual Incentive Plan, incorporated herein by reference to Appendix B to the Company’s proxy statement on Schedule 14A relating to the 2014 Annual Meeting of Shareholders of the Company filed on April 2, 2014.

10.22*
M/I Homes, Inc. 2009 Long-Term Incentive Plan, as amended, effective May 3, 2016, incorporated herein by reference to Appendix A to the Company’s proxy statement on Schedule 14A relating to the 2016 Annual Meeting of Shareholders of the Company filed on March 30, 2016.

10.23*
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

10.25*
M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Appendix A to the Company’s proxy statement on Schedule 14A relating to the 2022 Annual Meeting of Shareholders of M/I Homes, Inc. filed on April 8, 2022.

10.26*
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

10.28*
Form of Performance Share Unit Award Agreement under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2019.

10.29*
Form of Restricted Share Unit Award Agreement for Directors under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

10.30*
Form of Restricted Share Unit Award Agreement for Employees under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed February 16, 2024.

10.31*	M/I Homes, Inc. 2024 Director Equity Compensation Deferral Plan (Filed herewith.)

10.32*	Form of Restricted Share Unit Award Agreement for Directors under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, (Filed herewith.)

10.33*	M/I Homes, Inc. 2025 Annual Incentive Plan (Filed herewith.)

19	M/I Homes, Inc. Insider Trading Policy (Filed herewith.)

21	Subsidiaries of M/I Homes, Inc. (Filed herewith.)

22	List of Subsidiary Guarantors. (Filed herewith.)

23	Consent of Deloitte & Touche LLP. (Filed herewith.)

24	Powers of Attorney. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

97	Executive Officer Clawback Policy., incorporated herein by reference to Exhibit 19 to the Company's Annual Report on Form 10-K filed on February 16, 2024.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document). (Furnished herewith.)

* Management contract or compensatory plan or arrangement.

(b) Exhibits.

Reference is made to Item 15(a)(3) above for a complete list of exhibits that are filed with this report. The following is a list of exhibits, included in Item 15(a)(3) above, that are filed concurrently with this report.

Exhibit Number	Description

10.31*	M/I Homes, Inc. 2024 Director Equity Compensation Deferral Plan.

10.32*	Form of Restricted Share Unit Award Agreement for Directors under the M/I Homes, Inc. 2018 Long-Term Incentive Plan.

10.33*	M/I Homes, Inc. 2025 Annual Incentive Plan.

19	M/I Homes, Inc. Insider Trading Policy.

21	Subsidiaries of M/I Homes, Inc.

22	List of Subsidiary Guarantors.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document). (Furnished herewith.)

(c) Financial statement schedules

None required.

Item 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February 2025.

M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of February 2025.

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