Form 10-Q
period 2025-03-31
M/I HOMES, INC.
filed 2025-04-25
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
Securities registered pursuant to Section 12(b) of the Exchange Act:

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
Common shares, par value $.01 per common share: 26,783,786 shares outstanding as of April 23, 2025.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par values)	March 31, 2025	December 31, 2024

ASSETS:
Cash, cash equivalents and restricted cash	$776,378	$821,570
Mortgage loans held for sale	238,583	283,540
Inventory	3,204,705	3,091,862
Property and equipment - net	33,569	34,513
Investment in joint venture arrangements	70,727	65,334
Operating lease right-of-use assets	57,428	53,895
Deferred income tax asset	13,451	13,451
Goodwill	16,400	16,400
Other assets	173,982	169,231
TOTAL ASSETS	$4,585,223	$4,549,796

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$228,909	$198,579
Customer deposits	78,687	69,327
Operating lease liabilities	58,960	55,365
Other liabilities	260,289	281,019
Community development district obligations	11,736	12,839
Obligation for consolidated inventory not owned	17,010	11,809
Notes payable bank - financial services operations	227,957	286,159
Senior notes due 2028 - net	397,846	397,653
Senior notes due 2030 - net	297,495	297,369
TOTAL LIABILITIES	$1,578,889	$1,610,119

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both March 31, 2025 and December 31, 2024; issued 30,137,141 shares at both March 31, 2025 and December 31, 2024	$301	$301
Additional paid-in capital	342,367	348,705
Retained earnings	2,976,310	2,865,073
Treasury shares - at cost - 3,364,519 and 3,074,118 shares at March 31, 2025 and December 31, 2024, respectively	(312,644)	(274,402)
TOTAL SHAREHOLDERS’ EQUITY	$3,006,334	$2,939,677
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,585,223	$4,549,796

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per common share amounts)	2025	2024

Revenue	$976,093	$1,046,703
Costs and expenses:
Land and housing	$723,310	$763,360
General and administrative	59,073	56,084
Selling	52,786	53,940
Other (income) / expense	—	—
Interest income, net of interest expense	(5,197)	(6,920)
Total costs and expenses	$829,972	$866,464

Income before income taxes	146,121	180,239

Provision for income taxes	34,884	42,178

Net income	$111,237	$138,061
Earnings per common share:
Basic	$4.07	$4.92
Diluted	$3.98	$4.78

Weighted average shares outstanding:
Basic	27,314	28,052
Diluted	27,941	28,888

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2025

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2024	27,063,023	$301	$348,705	$2,865,073	$(274,402)	$2,939,677
Net income	—	—	—	111,237	—	111,237
Stock options exercised	24,000	—	(1,053)	—	2,159	1,106
Stock-based compensation expense	—	—	4,200	—	—	4,200
Repurchase of common shares	(422,000)	—	—	—	(50,055)	(50,055)
Deferral of executive and director compensation	—	—	169	—	—	169
Executive and director deferred compensation distributions	107,599	—	(9,654)	—	9,654	—
Balance at March 31, 2025	26,772,622	$301	$342,367	$2,976,310	$(312,644)	$3,006,334

Three Months Ended March 31, 2024
Common Shares

	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2023	27,761,299	$301	$349,907	$2,301,348	$(134,617)	$2,516,939
Net income	—	—	—	138,061	—	138,061
Stock options exercised	135,300	—	(2,299)	—	7,794	5,495
Stock-based compensation expense	—	—	3,539	—	—	3,539
Repurchase of common shares	(200,000)	—	—	—	(25,278)	(25,278)
Deferral of executive and director compensation	—	—	29	—	—	29
Executive and director deferred compensation distributions	55,059	—	(3,137)	—	3,137	—
Balance at March 31, 2024	27,751,658	$301	$348,039	$2,439,409	$(148,964)	$2,638,785

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024

OPERATING ACTIVITIES:
Net income	$111,237	$138,061
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Mortgage loan originations	(620,968)	(600,946)
Proceeds from the sale of mortgage loans	671,469	539,379
Fair value adjustment of mortgage loans held for sale	(5,544)	2,849
Capitalization of originated mortgage servicing rights	(1,469)	(1,127)
Amortization of mortgage servicing rights	257	355
Depreciation	3,689	3,304
Amortization of debt issue costs	831	808
Gain on sale of mortgage servicing rights	(1,718)	(2,613)
Stock-based compensation expense	4,200	3,539
Excess tax benefits on equity compensation	(771)	(2,006)
Change in assets and liabilities:
Inventory	(107,275)	15,775
Other assets	(12,546)	(3,808)
Accounts payable	30,330	20,294
Customer deposits	9,360	7,388
Accrued compensation	(48,862)	(40,047)
Other liabilities	32,667	34,567
Net cash provided by operating activities	64,887	115,772

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,339)	(276)
Investment in joint venture arrangements	(8,279)	(23,685)
Proceeds from sale of mortgage servicing rights	6,690	6,853
Net cash used in investing activities	(2,928)	(17,108)

FINANCING ACTIVITIES:
Net proceeds from (repayments of) bank borrowings - financial services operations	(58,202)	58,477
Repurchase of common shares	(50,055)	(25,278)
Proceeds from exercise of stock options	1,106	5,495
Net cash (used in) provided by financing activities	(107,151)	38,694
Net (decrease) increase in cash, cash equivalents and restricted cash	(45,192)	137,358
Cash, cash equivalents and restricted cash balance at beginning of period	821,570	732,804
Cash, cash equivalents and restricted cash balance at end of period	$776,378	$870,162

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$7,962	$7,788
Income taxes	$1,191	$683

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(1,103)	$(2,215)
Consolidated inventory not owned	$5,201	$(12,291)
Distribution of single-family lots from joint venture arrangements	$2,886	$8,550

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The financial statements include the accounts of the Company. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated joint ventures, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2024 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC.

Impact of New Accounting Standards and SEC Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. ASU 2023-07 was applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. ASU 2023-07 has become effective and applied retrospectively to all prior periods presented in our consolidated financial statements. See Note 11 of our financial statements for more information regarding our reportable segments.

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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact the adoption of ASU 2024-03 may have on our consolidated financial statements and disclosures.

Significant Accounting Policies

There have been no significant changes to our significant accounting policies during the quarter ended March 31, 2025 as compared to those disclosed in our 2024 Form 10-K.
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
A summary of the Company’s inventory as of March 31, 2025 and December 31, 2024 is as follows:

(In thousands)	March 31, 2025	December 31, 2024
Single-family lots, land and land development costs	$1,666,045	$1,630,190
Land held for sale	3,903	7,699
Homes under construction	1,342,424	1,271,626
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2025 - $13,385; December 31, 2024 - $12,765)	89,934	88,216
Community development district infrastructure	11,736	12,839
Land purchase deposits	73,653	69,483
Consolidated inventory not owned	17,010	11,809
Total inventory	$3,204,705	$3,091,862

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of March 31, 2025 and December 31, 2024, we had 2,385 homes (with a carrying value of $518.3 million) and 2,502 homes (with a carrying value of $551.3 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability at the time of closing and the transfer of the property. The Company recorded a $11.7 million liability and a $12.8 million liability related to these CDD bond obligations as of March 31, 2025 and December 31, 2024, respectively, along with the related inventory infrastructure.

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

Capitalized Interest
The Company capitalizes interest during land development and home construction. Capitalized interest is charged to land and housing costs and expenses as the related inventory is delivered to a third party.  A summary of capitalized interest for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Capitalized interest, beginning of period	$35,953	$32,144
Interest capitalized to inventory	8,970	8,950
Capitalized interest charged to land and housing costs and expenses	(6,901)	(8,302)
Capitalized interest, end of period	$38,022	$32,792

Interest incurred - net	$3,773	$2,030
NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of March 31, 2025 and December 31, 2024, our investment in such joint venture arrangements totaled $70.7 million and $65.3 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $5.4 million increase during the three-month period ended March 31, 2025 was driven primarily by our cash contributions to our joint venture arrangements during the first quarter of 2025 of $8.3 million, offset, in part, by lot distributions from our joint venture arrangements of $2.9 million.
The majority of our investment in joint venture arrangements for both March 31, 2025 and December 31, 2024 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of March 31, 2025 and December 31, 2024, the Company had $65.0 million and $59.3 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of March 31, 2025 and December 31, 2024, the Company had $5.7 million and $6.0 million of equity invested in LLCs, respectively. The Company’s percentage of ownership in these LLCs as of both March 31, 2025 and December 31, 2024 ranged from 25% to 50%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. There were no losses or income from the Company’s LLCs during the three months ended March 31, 2025 or the three months ended March 31, 2024. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of March 31, 2025 was the amount invested of $70.7 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
The Company assesses its investments in unconsolidated LLCs for recoverability on a quarterly basis. See Note 4 to our financial statements for additional details relating to our procedures for evaluating our investments for impairment.

Variable Interest Entities
With respect to our investments in these LLCs, we are required, under Accounting Standards Codification (“ASC”) 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our consolidated financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. See Note 1, “Summary of Significant Accounting Policies - Variable Interest Entities” in the Company’s 2024 Form 10-K for additional information regarding the Company’s methodology for evaluating entities for consolidation.
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the 2024 Form 10-K. If we are deemed to be the primary beneficiary of a VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both March 31, 2025 and December 31, 2024, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation. Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of our mortgage servicing rights were $5.4 million at March 31, 2025. At December 31, 2024, both the carrying value and fair value of our mortgage servicing rights were $9.9 million.
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
The table below shows the notional amounts of our financial instruments at March 31, 2025 and December 31, 2024:

Description of Financial Instrument (in thousands)	March 31, 2025	December 31, 2024
Uncommitted IRLCs	$253,903	$215,696
FMBSs related to uncommitted IRLCs	285,000	228,000
Whole loan contracts and related mortgage loans held for sale	10,136	17,667
FMBSs related to mortgage loans held for sale	211,000	252,000
Mortgage loans held for sale covered by FMBSs	225,597	276,140

The following table sets forth the amount of (loss) gain recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Description (in thousands)	2025	2024
Mortgage loans held for sale	$5,544	$(2,849)
Forward sales of mortgage-backed securities	(5,443)	7,241
Interest rate lock commitments	3,217	(857)
Whole loan contracts	(590)	(892)
Total gain (loss) recognized	$2,728	$2,643

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	March 31, 2025		March 31, 2025
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$2,497
Interest rate lock commitments	Other assets	3,749	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	1,454
Total fair value measurements		$3,749		$3,951

	Asset Derivatives		Liability Derivatives
	December 31, 2024		December 31, 2024
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$2,946	Other liabilities	$—
Interest rate lock commitments	Other assets	532	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	864
Total fair value measurements		$3,478		$864
Assets Measured on a Non-Recurring Basis
Inventory. The Company assesses inventory for recoverability on a quarterly basis based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. Determining the fair value of a community’s inventory involves a number of variables, estimates and projections, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Inventory” in the 2024 Form 10-K for additional information regarding the Company’s methodology for determining fair value.
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three months ended March 31, 2025 and 2024, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures. We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the 2024 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three months ended March 31, 2025 and 2024, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2025 and December 31, 2024. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		March 31, 2025		December 31, 2024
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$776,378	$776,378	$821,570	$821,570
Mortgage loans held for sale	Level 2	238,583	238,583	283,540	283,540
Interest rate lock commitments	Level 2	3,749	3,749	532	532
Forward sales of mortgage-backed securities	Level 2	—	—	2,946	2,946
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	—	—
Notes payable - financial services operations	Level 2	227,957	227,957	286,159	286,159
Senior notes due 2028 (a)	Level 2	400,000	386,500	400,000	383,500
Senior notes due 2030 (a)	Level 2	300,000	272,625	300,000	267,375
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	1,454	1,454	864	864
Forward sales of mortgage-backed securities	Level 2	2,497	2,497	—	—
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at March 31, 2025 and December 31, 2024:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole Loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2028 and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at March 31, 2025 and December 31, 2024. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended March 31, 2025 under the Company’s $650 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the secured overnight financing rate (“SOFR”) plus a margin of 175 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
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
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $712.8 million and $936.0 million were covered under these guarantees as of March 31, 2025 and December 31, 2024, respectively. The decrease in loans covered by these guarantees from December 31, 2024 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at March 31, 2025, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $4.7 million for both March 31, 2025 and December 31, 2024.
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
The Company recorded a liability relating to the guarantees described above totaling $1.3 million for both March 31, 2025 and December 31, 2024, which is management’s best estimate of the Company’s liability with respect to such guarantees.
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
A summary of warranty activity for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Warranty reserves, beginning of period	$36,219	$31,980
Warranty expense on homes delivered during the period	5,262	5,599
Changes in estimates for pre-existing warranties	(100)	22
Settlements made during the period	(6,338)	(5,338)
Warranty reserves, end of period	$35,043	$32,263

Performance Bonds and Letters of Credit

At March 31, 2025, the Company had outstanding approximately $488.6 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through March 2030. Included in this total are: (1) $413.3 million of performance and maintenance bonds and $54.8 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $14.6 million of financial letters of credit, of which $14.2 million represent deposits on land and lot purchase agreements; (3) $4.7 million of financial bonds; and (4) $1.2 million of corporate notes.

Land Option Contracts and Other Similar Contracts

At March 31, 2025, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $1.47 billion. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters
The Company and certain of its subsidiaries have been named as defendants in certain legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. For both March 31, 2025 and December 31, 2024, the Company had $1.2 million reserved for legal expenses.
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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis via a quantitative test during the fourth quarter of 2024, and there was no impairment recorded at December 31, 2024. At March 31, 2025, no indicators for impairment existed and therefore no impairment was recorded. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen or other events occur that could impact the fair value of the reporting unit.

NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $650 million and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $800 million, subject to obtaining additional commitments from lenders. The Credit Facility matures on December 9, 2026. Interest on amounts borrowed under the Credit Facility is payable at multiple interest rate options including one, three or six month adjusted term SOFR (subject to a floor of 0.25%) plus a margin of 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio). The Credit Facility also contains certain financial covenants. At March 31, 2025, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $2.28 billion of availability for additional senior debt at March 31, 2025. As a result, the full $650 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At March 31, 2025, there were no borrowings outstanding and $69.4 million of letters of credit outstanding, leaving a net remaining borrowing availability of $580.6 million. The Credit Facility includes a $250 million sub-facility for letters of credit.
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
Notes Payable - Financial Services
The MIF Mortgage Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $300 million and expires on October 21, 2025. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate based on Daily Adjusting One-Month Term SOFR plus a margin as defined in the repurchase agreement. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At March 31, 2025, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At both March 31, 2025 and December 31, 2024, M/I Financial’s maximum borrowing availability under its credit facility was $300.0 million. At March 31, 2025 and December 31, 2024, M/I Financial had $228.0 million and $286.2 million, respectively, in borrowings outstanding under its credit facility.
Senior Notes
As of both March 31, 2025 and December 31, 2024, we had $300.0 million of our 2030 Senior Notes outstanding. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year, and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

As of both March 31, 2025 and December 31, 2024, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price is currently 101.238% of the principal amount outstanding and will decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.
The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of March 31, 2025, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of March 31, 2025, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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
The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $899.5 million at March 31, 2025 and $900.2 million at December 31, 2024. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors (see Note 12 to our financial statements for more information).

NOTE 9. Earnings Per Common Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per common share for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(In thousands, except per common share amounts)	2025	2024
NUMERATOR
Net income	$111,237	$138,061
DENOMINATOR
Basic weighted average shares outstanding	27,314	28,052
Dilutive securities	627	836
Diluted weighted average shares outstanding	27,941	28,888
Earnings per common share:
Basic	$4.07	$4.92
Diluted	$3.98	$4.78
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	—	—
NOTE 10. Income Taxes
The Inflation Reduction Act (IRA) was enacted on August 16, 2022 to address the high cost of prescription drugs, healthcare availability, climate change and inflation. The IRA extended the energy efficient homes credit through 2032 and, as a result, the Company recognized a $1.0 million tax benefit for energy efficient homes credit during the first three months of 2025. The Company recognized a $0.6 million tax benefit for energy efficient homes credit during the first three months of 2024.
During the three months ended March 31, 2025 and 2024, the Company recorded a tax provision of $34.9 million and $42.2 million, respectively, which reflects income tax expense related to income before income taxes for the periods. The effective tax rate for the three months ended March 31, 2025 and 2024 was 23.9% and 23.4%, respectively. The increase in the effective rate from the three months ended March 31, 2024 was primarily attributable to a $1.2 million decrease in tax benefit from equity compensation in 2025.
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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment: revenue; cost of sales; selling, general and administrative expense; operating income; interest (income) expense; and income before income taxes for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenue:
Northern homebuilding	$410,377	$408,520
Southern homebuilding	534,196	611,221
Financial services (a)	31,520	26,962
Total revenue	$976,093	$1,046,703

Cost of Sales:
Northern homebuilding	$319,459	$319,711
Southern homebuilding	403,851	443,649
Financial services (a)	—	—
Total cost of sales	$723,310	$763,360

General and administrative expense:
Northern homebuilding	$9,136	$9,441
Southern homebuilding	18,808	17,570
Financial services (a)	12,753	11,775
Segment general and administrative expense	$40,697	$38,786
Corporate and unallocated general and administrative expense	18,376	17,298
Total general and administrative expense	$59,073	$56,084

Selling expense:
Northern homebuilding	$21,190	$21,307
Southern homebuilding	31,106	32,159
Financial services (a)	—	—
Segment selling expense	$52,296	$53,466
Corporate and unallocated selling expense	490	474
Total selling expense	$52,786	$53,940

Operating income:
Northern homebuilding	$60,592	$58,061
Southern homebuilding	80,431	117,843
Financial services (a)	18,767	15,187
Segment operating income	$159,790	$191,091
Corporate selling, general and administrative expense	(18,866)	(17,772)
Total operating income	$140,924	$173,319

Interest (income) expense - net:
Northern homebuilding	$(22)	$(80)
Southern homebuilding	(2)	(398)
Financial services (a)	2,661	2,875
Segment Interest (income) expense - net	$2,637	$2,397
Corporate Interest (income) expense - net	(7,834)	(9,317)
Total interest income, net of interest expense	$(5,197)	$(6,920)

Income before income taxes	$146,121	$180,239
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.
.

The following tables show total assets by segment at March 31, 2025 and December 31, 2024:

	March 31, 2025
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and Unallocated	Total
Deposits on real estate under option or contract	$12,289	$61,364		$—	$73,653	$—	$73,653
Inventory (a)	1,040,026	2,091,026		—	3,131,052	—	3,131,052
Investments in joint venture arrangements	—	70,727		—	70,727	—	70,727
Other assets	50,738	148,521	(b)	312,026	511,285	798,506	1,309,791
Total assets	$1,103,053	$2,371,638		$312,026	$3,786,717	$798,506	$4,585,223

	December 31, 2024
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and Unallocated	Total
Deposits on real estate under option or contract	$12,209	$57,274		$—	$69,483	$—	$69,483
Inventory (a)	1,041,713	1,980,666		—	3,022,379	—	3,022,379
Investments in joint venture arrangements	—	65,334		—	65,334	—	65,334
Other assets	37,721	132,316	(b)	370,558	540,595	852,005	1,392,600
Total assets	$1,091,643	$2,235,590		$370,558	$3,697,791	$852,005	$4,549,796
(a)Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.
NOTE 12. Share Repurchase Program
On February 11, 2025, the Company announced that its Board of Directors approved a new share repurchase program pursuant to which the Company may purchase up to $250 million of its outstanding common shares (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program replaced the 2024 Share Repurchase Program.

Pursuant to the 2025 Share Repurchase Program, the Company may purchase up to $250 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. The timing, amount and other terms and conditions of any additional repurchases under the 2025 Share Repurchase Program will be based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements. The 2025 Share Repurchase Program does not have an expiration date and the Board may modify, discontinue or suspend it at any time.

The Company repurchased 0.4 million outstanding common shares at an aggregate purchase price of $50.1 million under the 2025 Share Repurchase Program during the first quarter of 2025. As of March 31, 2025, $199.9 million remained available for repurchases under the 2025 Share Repurchase Program.
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
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended March 31,
(In thousands)	2025	2024
Housing	$940,031	$1,016,513
Land sales	4,542	3,228
Financial services (a)	31,520	26,962
Total revenue	$976,093	$1,046,703
(a)Revenue includes hedging gain of $2.3 million for the three months ended March 31, 2025 and hedging loss of $2.9 million for the three months ended March 31, 2024. Hedging gains/losses do not represent revenue recognized from contracts with customers.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for 97% of our total revenues for the three months ended March 31, 2025 and 2024, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.
NOTE 14. Stock-Based Compensation
The Company maintains the M/I Homes, Inc. 2018 Long-Term Incentive Plan (the “2018 LTIP”), an equity compensation plan administered by the Compensation Committee of our Board of Directors. Under the 2018 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards (awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of our common shares), and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the 2018 LTIP authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 4,255,321 common shares, of which 825,621 remain available for grant at March 31, 2025.

The 2018 LTIP replaced the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the “2009 LTIP”), which was terminated immediately following our 2018 Annual Meeting of Shareholders. Awards outstanding under the 2009 LTIP Plan remain in effect in accordance with their respective terms.
Stock Options
The Company did not grant any stock option awards in 2024 or the first quarter of 2025. Total stock-based compensation expense related to stock option awards that were issued in previous years that has been charged against income was $1.5 million for both the three months ended March 31, 2025 and 2024. As of March 31, 2025, there was a total of $9.7 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense over a weighted average period of 1.7 years.
Employee Restricted Share Units
On February 11, 2025 and February 15, 2024, the Company awarded certain of its employees (in the aggregate) 88,603 and 133,149 restricted share units under the 2018 LTIP, respectively. The closing price of our common shares on the New York Stock Exchange on such dates was $119.65 and $124.66, respectively. These awards vest ratably over a three-year period (subject to the employee’s continued service on the vesting date (except in certain circumstances)) and will be settled in common shares. Stock-based compensation expense for our employee restricted share units is recognized over the period of the award (amortized over three years). The Company recognized $2.1 million in compensation expense related to the employee restricted share unit awards during the three months ended March 31, 2025. As of March 31, 2025, there was a total of $20.0 million of unrecognized compensation expense related to unvested employee restricted share units that will be recognized as stock-based compensation expense over a weighted average period of 1.7 years.
Performance Share Unit Awards
On February 11, 2025, February 15, 2024 and February 15, 2023, the Company awarded its executive officers (in the aggregate) a target number of performance share units (“PSU’s”) equal to 21,729, 20,856, 27,243 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”). The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative annual pre-tax income from operations, excluding extraordinary items, as defined in the underlying award agreements with the executive officers, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $119.65 and $103.32 for the 2025 PSU’s, respectively, $124.66 and $112.53 for the 2024 PSU’s, respectively, and $58.73 and $64.45 for the 2023 PSU’s, respectively. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized less than $0.1 million in stock-based compensation expense during the first quarter of 2025 related to the Market Condition portion of the 2025, 2024 and 2023 PSU awards. There was a total of $0.4 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2025, 2024 and 2023 PSU awards as of March 31, 2025.
For the portion of the PSU’s subject to the Performance Condition, we recognize stock-based compensation expense on a straight-line basis over the Performance Period based on the probable outcome of the related Performance Condition. Otherwise, stock-based compensation expense recognition is deferred until probability is attained and a cumulative stock-based compensation expense adjustment is recorded and recognized ratably over the remaining service period. The Company reassesses the probability of the satisfaction of the Performance Condition on a quarterly basis, and stock-based compensation expense is adjusted based on the portion of the requisite service period that has passed. As of March 31, 2025, the Company had not recognized any stock-based compensation expense related to the Performance Condition portion of the 2025 PSU awards. If the Company achieves the minimum performance levels for the Performance Conditions to be met for the 2025 PSU awards, the Company would record unrecognized stock-based compensation expense of $1.0 million as of March 31, 2025, for which $0.1 million would be immediately recognized had attainment been probable at March 31, 2025. The Company recognized a total of $0.2 million of stock-based compensation expense related to the Performance Condition portion of the 2023 and 2024 PSU awards during the first quarter of 2025 based on the probability of attaining the respective performance conditions. The Company has a total of $1.5 million of unrecognized stock-based compensation expense for these 2023 and 2024 PSU awards as of March 31, 2025.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 162,300 homes since commencing homebuilding activities in 1976. The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Ft. Myers/Naples, Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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
FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition. Words such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve a number of risks and uncertainties. Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors, including, without limitation, factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities, construction defects, product liability and warranty claims and various governmental rules and regulations including changes in trade policy affecting business including new or increased tariffs, as well as the potential impact of retaliatory tariffs and other penalties. See “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), as the same may be updated from time to time in our subsequent filings with the SEC, for more information regarding those risk factors.
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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and assumptions on historical experience and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, management evaluates such estimates and assumptions and makes adjustments as deemed necessary. Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future. See Note 1 (Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2024 Form 10-K for additional information about our accounting policies.
We believe that there have been no significant changes to our critical accounting policies during the quarter ended March 31, 2025 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K.
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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee
Overview
During the first quarter of 2025, housing market conditions remained subject to challenging macroeconomic conditions. Elevated mortgage interest rates, limited availability of affordable housing and geopolitical uncertainties, including recent trade policies, negatively impacted consumer confidence causing weaker prospective homebuyer demand when compared to the same period of 2024. To address affordability and spur demand, we offered various sales incentives and mortgage interest rate buydowns to homebuyers which negatively impacted our profitability. Within this backdrop, our first quarter performance fell short of 2024’s record levels, but was generally consistent with our expectations. Our results during the first quarter of 2025 in comparison to the first quarter of 2024 were as follows:

•New contracts declined 10% to 2,292 from 2,547
•Revenue decreased 7% to $976.1 million
•Number of homes delivered decreased 8% to 1,976 homes
•Average sales price increased 1% from $471,000 to $476,000
•Gross margins decreased 120 basis points to 25.9%
•Income before income taxes decreased 19% to $146.1 million
•Net income decreased 19% to $111.2 million
•Shareholders’ equity of $3.0 billion (a record high)
•Book value per common share increased to a record high $112 per share; and
•Homebuilding debt to capital ratio was 19%.

In addition to the results described above, our financial services operations achieved a quarterly record for revenue and strong income before income taxes for the first quarter of 2025, benefiting from higher margins and improved capture rates offset in part by a decrease in loans originated.

Our company-wide absorption pace of sales per community for the first quarter of 2025 declined to 3.4 per month compared to 3.9 per month for the prior year’s first quarter as a result of the macroeconomic conditions described above. We plan to open additional new communities during the remainder of 2025 and increase our average community count by about 5% from 2024.
Summary of Company Financial Results

Income before income taxes for the first quarter of 2025 decreased 19% from $180.2 million in the first quarter of 2024 to $146.1 million in 2025. Net income was $111.2 million, or $3.98 per diluted share, in 2025's first quarter, compared to $138.1 million, or $4.78 per diluted share, in 2024's first quarter. Our effective tax rate was 23.9% in 2025’s first quarter compared to 23.4% in 2024.
During the quarter ended March 31, 2025, our total revenue was $976.1 million, of which $944.6 million was from homebuilding and $31.5 million was from our financial services operations. Revenue from homebuilding decreased 7% in 2025's first quarter compared to the same period in 2024 driven primarily by an 8% decrease in the number of homes delivered (182 units) offset in part by a 1% increase in the average sales price of homes delivered ($5,000 per home delivered). Our revenue and average sales price reflect a $40.0 million reduction for incentives and closing costs in 2025’s first quarter compared to a $24.8 million reduction for incentives and closing costs in 2024’s first quarter. Revenue from our financial services segment increased 17% to an all-time quarterly record $31.5 million in the first quarter of 2025 as a result of higher margins on loans sold and improved capture rates offset in part by a decrease in the number of loans originated during the period compared to the first quarter of 2024.
Total gross margin (total revenue less total land and housing costs) decreased $30.6 million in the first quarter of 2025 compared to the first quarter of 2024 as a result of a $35.1 million decline in the gross margin of our homebuilding operations and a $4.5 million increase in the gross margin of our financial services operations. Our homebuilding gross margin percentage declined by 170 basis points to 23.4% from 25.1%. The decline in gross margin dollars primarily resulted from the 8% decrease in homes delivered and a $9.8 million increase in interest rate buydowns offered in 2025 compared to 2024. Our homebuilding gross margin may fluctuate from quarter to quarter depending on the mix of communities delivering homes due to the variation in margin between different communities and incentives used to encourage demand due to market conditions. The gross margin of our financial services operations increased $4.5 million in the first quarter of 2025 compared to the first quarter of 2024 as a result of higher margins on loans sold, improved capture rates offset in part by a decrease in the number of loan originations.
We opened 27 new communities during the first quarter of 2025 and closed 21 communities. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. The mix of communities delivering homes may cause fluctuations in our new contracts, absorption pace and housing gross margin from year to year.
For the three months ended March 31, 2025, selling, general and administrative expense increased $1.8 million, and increased as a percentage of revenue from 10.5% in the first quarter of 2024 to 11.5% in the first quarter of 2025. Selling expense decreased $1.2 million from 2024's first quarter and increased as a percentage of revenue to 5.4% in 2025's first quarter from 5.2% for the same period in 2024. The dollar decrease in selling expense related to a $3.4 million decrease in sales and realtor commissions due to the decrease in the homes delivered during the period compared to prior year which was partially offset by a $2.2 million increase in costs associated with our sales offices, including compensation-related expenses and advertising initiatives in the first quarter of 2025. General and administrative expense increased $3.0 million in the first quarter of 2025 compared to first quarter of 2024 and also increased as a percentage of revenue from 5.4% in the first quarter of 2024 to 6.1% in first quarter of 2025. The increase in general and administrative expense was primarily due to a $2.7 million increase in compensation-related expenses, a $0.9 million increase in costs associated with information systems offset by a $0.6 million decrease in miscellaneous expenses.

Outlook
We are currently navigating an uncertain environment in the housing market due to challenging macroeconomic conditions, including ongoing elevated mortgage interest rates, housing affordability concerns, and heightened geopolitical uncertainties. Additionally, recently announced changes in U.S. trade policies and other U.S. government administrative changes may produce additional uncertainty and negatively impact the housing market. Despite this uncertain environment and the challenges it presents, we remain optimistic about our business. During the first three months of 2025, tariffs had no impact on our costs. However, we continue to monitor potential impacts of tariffs with our supply chain. Similarly, we did not encounter any labor disruptions due to immigration enforcement during the first quarter of 2025. We believe that long-term housing market drivers are largely positive, including favorable demographic trends, rising household formations, and the undersupply of new and resale homes.

However, we expect that the softer market conditions we experienced in the first quarter of 2025 will persist throughout the year. We believe that these conditions have negatively impacted consumer confidence, caused homebuyers to take longer to make purchase decisions and reduced demand at the start of the Spring selling season compared to recent years. We remain sensitive to market conditions and continue to focus on controlling overhead leverage, carefully managing our investment in land and land development spending, and selectively offering homebuyer concessions, such as mortgage interest rate buydowns, to support homebuyers, maximize order activity, and minimize cancellations. The extent to which these factors will continue to impact our business is highly uncertain and unpredictable, and our past performance should not be considered indicative of future results given the uncertainty in the U.S. economy.

We believe that we are well-positioned to manage through these uncertain times. We continue to maintain a healthy backlog, despite a decline from the prior year, with an average sales price that is 4% higher than at the end of the first quarter of 2024. Our strong balance sheet and ample liquidity provide us with the flexibility to manage through these uncertain economic conditions. However, we cannot provide any assurances that our strategic business objectives will remain successful, and we will need to remain agile to effectively address changes in market conditions as they arise.

We expect to emphasize the following strategic business objectives throughout the remainder of 2025:

•Promote sales through interest rate buydowns and/or other incentives where necessary
•Manage our land spend and inventory levels
•Manage our construction cycle times
•Open new communities
•Manage overhead spend
•Maintain a strong balance sheet and liquidity levels
•Emphasize customer service, product quality and design, and premier locations

During the first three months of 2025, we invested $146.0 million in land acquisitions and $101.6 million in land development compared to $107.7 million and $119.4 million, respectively, during the first three months of 2024. We invested in more land acquisitions in the first quarter of 2025 compared to the first quarter of 2024 as a result of the land supply needs of our divisions. We continue to closely review our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land and investment spend accordingly.
We ended the first quarter of 2025 with approximately 51,100 lots under control, which represents an approximately six-year supply of lots based on the past twelve months of homes delivered, including certain lots that we anticipate selling to third parties. This represents an 8% increase from our approximately 47,500 lots under control at the end of last year’s first quarter.
We opened 27 communities and closed 21 communities in the first quarter of 2025, ending the first quarter with 226 active communities, compared to 219 at the end of last year’s first quarter. Although the timing of opening new communities and closing existing communities is subject to substantial variation, we expect to grow our average community count by approximately 5% by the end of 2025.

The following table shows, by segment: revenue; cost of sales; selling, general and administrative expense; operating income; and interest (income) expense - net for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenue:
Northern homebuilding	$410,377	$408,520
Southern homebuilding	534,196	611,221
Financial services (a)	31,520	26,962
Total revenue	$976,093	$1,046,703

Cost of Sales:
Northern homebuilding	$319,459	$319,711
Southern homebuilding	403,851	443,649
Financial services (a)	—	—
Total cost of sales	$723,310	$763,360

General and Administrative Expense:
Northern homebuilding	$9,136	$9,441
Southern homebuilding	18,808	17,570
Financial services (a)	12,753	11,775
Segment general and administrative expense	$40,697	$38,786
Corporate and unallocated general administrative expense	18,376	17,298
Total general and administrative expense	$59,073	$56,084

Selling Expense
Northern homebuilding	$21,190	$21,307
Southern homebuilding	31,106	32,159
Financial services (a)	—	—
Segment selling expense	$52,296	$53,466
Corporate and unallocated selling expense	490	474
Total selling expense:	$52,786	$53,940

Operating income:
Northern homebuilding	$60,592	$58,061
Southern homebuilding	80,431	117,843
Financial services (a)	18,767	15,187
Segment operating income	159,790	191,091
Corporate selling, general and administrative expense	(18,866)	(17,772)
Total operating income	$140,924	$173,319

Interest (income) expense - net:
Northern homebuilding	$(22)	$(80)
Southern homebuilding	(2)	(398)
Financial services (a)	2,661	2,875
Segment Interest (income) expense - net	2,637	2,397
Corporate Interest (income) expense - net	(7,834)	(9,317)
Total interest (income) expense - net	$(5,197)	$(6,920)

Other income	—	—

Income before income taxes	$146,121	$180,239
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at March 31, 2025 and December 31, 2024:

	At March 31, 2025
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$12,289	$61,364		$—	$73,653	$—	$73,653
Inventory (a)	1,040,026	2,091,026		—	3,131,052	—	3,131,052
Investments in joint venture arrangements	—	70,727		—	70,727	—	70,727
Other assets	50,738	148,521	(b)	312,026	511,285	798,506	1,309,791
Total assets	$1,103,053	$2,371,638		$312,026	$3,786,717	$798,506	$4,585,223

	At December 31, 2024
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$12,209	$57,274		$—	$69,483	$—	$69,483
Inventory (a)	1,041,713	1,980,666		—	3,022,379	—	3,022,379
Investments in joint venture arrangements	—	65,334		—	65,334	—	65,334
Other assets	37,721	132,316	(b)	370,558	540,595	852,005	1,392,600
Total assets	$1,091,643	$2,235,590		$370,558	$3,697,791	$852,005	$4,549,796
(a)Inventory includes: single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Northern Region
Homes delivered	826	843
New contracts, net	1,065	1,162
Backlog at end of period	1,375	1,567
Average sales price of homes delivered	$494	$483
Average sales price of homes in backlog	$556	$525
Aggregate sales value of homes in backlog	$764,630	$822,226
Housing revenue	$408,147	$407,520
Land sale revenue	$2,230	$1,000
Operating income homes (a)	$60,545	$57,656
Operating income (loss) land	$47	$405
Number of average active communities	94	102
Number of active communities, end of period	98	101
Southern Region
Homes delivered	1,150	1,315
New contracts, net	1,227	1,385
Backlog at end of period	1,472	1,824
Average sales price of homes delivered	$463	$463
Average sales price of homes in backlog	$540	$530
Aggregate sales value of homes in backlog	$794,621	$967,114
Housing revenue	$531,884	$608,993
Land sale revenue	$2,312	$2,228
Operating income homes (a)	$79,693	$116,935
Operating income (loss) land	$738	$908
Number of average active communities	129	114
Number of active communities, end of period	128	118
Total Homebuilding Regions
Homes delivered	1,976	2,158
New contracts, net	2,292	2,547
Backlog at end of period	2,847	3,391
Average sales price of homes delivered	$476	$471
Average sales price of homes in backlog	$548	$528
Aggregate sales value of homes in backlog	$1,559,251	$1,789,340
Housing revenue	$940,031	$1,016,513
Land sale revenue	$4,542	$3,228
Operating income homes (a)	$140,238	$174,591
Operating income land	$785	$1,313
Number of average active communities	223	216
Number of active communities, end of period	226	219
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Financial Services
Number of loans originated	1,530	1,556
Value of loans originated	$620,968	$600,946

Revenue	$31,520	$26,962
Less: Selling, general and administrative expenses	12,753	11,775
Less: Interest expense	2,661	2,875
Income before income taxes	$16,106	$12,312

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Northern	7.8%	7.2%
Southern	11.7%	9.2%

Total cancellation rate	9.9%	8.3%

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
Year Over Year Comparison
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Northern Region. During the three months ended March 31, 2025, revenue in our Northern region increased $1.9 million, from $408.5 million in the first quarter of 2024 to $410.4 million in the first quarter of 2025. This slight increase in revenue was primarily the result of a 2% increase in the average sales price of homes being delivered and the mix of homes being delivered offset in part by a decrease in number of homes delivered. Operating income in our Northern region increased $2.5 million from $58.1 million in the first quarter of 2024 to $60.6 million during the quarter ended March 31, 2025. This increase in operating income was the result of a $2.1 million improvement in our gross margin and a $0.4 million decrease in selling, general and administrative expense. Our gross margin improved $2.1 million to $90.9 million in the first quarter of 2025 from $88.8 million in the first quarter 2024. Our gross margin percentage improved 0.5% to 22.2% from 21.7% in the prior year’s first quarter. These improvements were primarily due to the mix of homes delivered compared to prior year.

Selling, general and administrative expense decreased $0.4 million, from $30.7 million for the quarter ended March 31, 2024 to $30.3 million for the quarter ended March 31, 2025 and declined 10 basis points as a percentage of revenue to 7.4% in 2025's first quarter from 7.5% in 2024's first quarter. The decrease in selling, general and administrative expense was attributable to a $0.3 million decrease in general and administrative expense primarily related to land-related expenses and a $0.1 million decrease in selling expense. The decrease in selling expense was due to a $0.9 million decrease in sales and realtor commissions produced by the lower number of homes delivered offset in part by a $0.8 million increase in costs associated with our sales offices, including compensation and model homes.
During the three months ended March 31, 2025, we experienced an 8% decrease in new contracts in our Northern region from 1,162 in the first quarter of 2024 to 1,065 in the first quarter of 2025. Homes in backlog decreased 12% from 1,567 homes at March 31, 2024 to 1,375 homes at March 31, 2025. The decreases in new contracts and backlog were primarily a result of weakened market demand compared to prior year. Average sales price in backlog increased approximately 6% to $556,000 at March 31, 2025 compared to $525,000 at March 31, 2024 primarily due to the mix of homes being sold. During the three months ended March 31, 2025, we opened 16 new communities in our Northern region compared to opening seven during

2024's first quarter. Our monthly absorption rate in our Northern region was 3.8 per community in both the first quarter of 2025 and the first quarter of 2024.
Southern Region. During the three month period ended March 31, 2025, revenue in our Southern region decreased $77.0 million, from $611.2 million in the first quarter of 2024 to $534.2 million in the first quarter of 2025. This 13% decrease in revenue was the result of a 13% decrease in the number of homes delivered (165 units). Operating income in our Southern region decreased $37.4 million from $117.8 million in the first quarter of 2024 to $80.4 million in the first quarter of 2025. This decrease in operating income was the result of a $37.2 million decline in our gross margin and a $0.2 million increase in selling, general, and administrative expense. Our gross margin declined $37.2 million, due primarily to the decrease in the number of homes delivered during the period and the incentives offered on homes delivered compared to prior year. Our gross margin percentage declined 300 basis points from 27.4% in prior year’s first quarter to 24.4% in the first quarter of 2025, primarily due to the mix of homes being delivered and incentives offered.
Selling, general and administrative expense increased $0.2 million from $49.7 million in the first quarter of 2024 to $49.9 million in the first quarter of 2025 and increased 120 basis point~~s~~ as a percentage of revenue to 9.3% in the first quarter of 2025 from 8.1% in the first quarter of 2024. This increase in selling, general and administrative expense was primarily attributable to a $1.2 million increase in general and administrative expense, which was due to a $0.5 million increase in compensation-related expenses, a $0.3 million increase in land-related expenses, and a $0.4 million increase in miscellaneous expenses. Selling expense decreased $1.1 million due to a $2.5 million decrease in realtor and sales commissions offset in part by a $1.4 million increase in costs related to our sales office, compensation and models due to an increase in our community count.
During the three months ended March 31, 2025, our new contracts decreased in our Southern region, from 1,385 in the first quarter of 2024 to 1,227 in the first quarter of 2025, which was primarily due to weakened market demand. Homes in backlog decreased by 19% from 1,824 homes at March 31, 2024 to 1,472 homes at March 31, 2025, primarily as a result of weakened demand and a shift in demand to inventory homes which offer incentives compared to last year. Average sales price in backlog increased to $540,000 at March 31, 2025 from $530,000 at March 31, 2024 primarily due to the mix of homes being sold. During the three months ended March 31, 2025, we opened 11 new communities in our Southern region compared to opening 14 communities during 2024's first quarter. Our monthly absorption rate in our Southern region declined to 3.2 per community in the first quarter of 2025 compared to 4.0 per community in the first quarter of 2024 as a result of a decrease in new contracts.
Financial Services. Revenue from our mortgage and title operations increased 17% to an all-time quarterly record $31.5 million in the first quarter of 2025 from $27.0 million in the first quarter of 2024 due to higher margins on loans sold and capture rates during the period compared to prior year’s first quarter and a 2% decrease in the number of loan originations from 1,556 in 2024's first quarter to 1,530 in the first quarter of 2025, and an increase in the average loan amount from $386,000 in the quarter ended March 31, 2024 to $406,000 in the quarter ended March 31, 2025.
Our financial services segment experienced a $3.6 million increase in operating income in the first quarter of 2025 compared to 2024's first quarter, which was primarily due to the increase in revenue discussed above offset, in part, by a $1.0 million increase in selling, general and administrative expense compared to the first quarter of 2024, which was primarily the result of an increase in compensation-related expenses.
At March 31, 2025, M/I Financial provided financing services in all of our markets. Approximately 92% of our homes delivered during the first quarter of 2025 were financed through M/I Financial, compared to 88% in the first quarter of 2024. Capture rate is influenced by financing availability and competition in the mortgage market and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $1.1 million from $17.8 million for the first quarter of 2024 to $18.9 million for the first quarter of 2025. This increase resulted from a $1.1 million increase in compensation-related expenses.
Interest Income, net of Interest Expense. The Company earned $5.2 million of interest income - net for the three months ended March 31, 2025 compared to $6.9 million for the three months ended March 31, 2024. This decrease was primarily due to a lower average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 23.9% for the three months ended March 31, 2025 and 23.4% for the three months ended March 31, 2024. The increase in the effective tax rate from the three months ended March 31, 2024 was primarily attributable to a $1.2 million decrease in tax benefit from equity compensation in 2025.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At March 31, 2025, we had $776.4 million of cash, cash equivalents and restricted cash, with approximately $776.1 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $45.3 million decrease in unrestricted cash and cash equivalents from December 31, 2024. This decrease in cash is primarily due to the decline in home deliveries and the timing of land spend compared to prior year offset by a larger beginning of year balance on hand. Our principal uses of cash for the three months ended March 31, 2025 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, debt service requirements, including the repayment of amounts outstanding under our credit facilities, and the repurchase of $50.1 million of our outstanding common shares under the 2025 Share Repurchase Programs (as defined below). In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans, the sale of mortgage servicing rights, excess cash balances, borrowings under our MIF Mortgage Repurchase Facility (as defined below), and other sources of liquidity.
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

As of March 31, 2025, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities in an aggregate principal amount of $928.0 million, with $228.0 million payable within 12 months. Future interest payments associated with these notes payable totaled $118.9 million as of March 31, 2025, with $31.9 million payable within 12 months.
As of March 31, 2025, there were no borrowings outstanding and $69.4 million of letters of credit outstanding under our $650 million Credit Facility, leaving $580.6 million available. We expect to continue to manage our balance sheet and liquidity carefully during the remainder of 2025 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in 2025 from cash receipts, excess cash balances and availability under our credit facilities.
During the first quarter of 2025, we delivered 1,976 homes, started 2,077 homes, ended the quarter with 4,800 homes under construction compared to 4,500 at the end of last year’s first quarter, and spent $146.0 million on land purchases and $101.6 million on land development.

We are actively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of March 31, 2025, we had a total of 25,887 lots under contract, with an aggregate purchase price of approximately $1.47 billion, to be acquired during the remainder of 2025 through 2031.
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
Operating Cash Flow Activities. During the three-month period ended March 31, 2025, we generated $64.9 million of cash from operating activities, compared to generating $115.8 million of cash from operating activities during the first quarter of 2024. The cash provided by operating activities in the first quarter of 2025 was primarily a result of net income of $111.2 million, and an increase of $72.4 million in accounts payable, customer deposits and other liabilities, proceeds from the sale of mortgage loans which exceeded mortgage loan originations by $50.5 million, offset, in part, by a $107.3 million increase in inventory purchases, an increase in other assets of $12.5 million, and a decrease in accrued compensation totaling $48.9 million. The cash generated in operating activities during the first quarter of 2024 was primarily a result of net income of $138.1 million, a $15.8 million decrease in inventory purchases due to delays and timing of land purchases and an increase of $54.9 million in accounts payable and other liabilities, offset, in part, payments for mortgage loan originations which exceeded the proceeds from the sale of mortgage loans by $61.6 million and a decrease in accrued compensation totaling $40.0 million.
Investing Cash Flow Activities. During the first quarter of 2025, we used $2.9 million of cash in investing activities, compared to using $17.1 million of cash in investing activities during the first quarter of 2024. The cash used in investing activities in the first quarter of 2025 was primarily a result of a $8.3 million increase in our investment in joint venture arrangements and a

$1.3 million increase in property and equipment, offset, in part, by $6.7 million of proceeds from the sale of a portion of our mortgage servicing rights. The cash used in investing activities during the first quarter of 2024 was primarily a result of a $23.7 million increase in our investment in joint venture arrangements offset, in part, by $6.9 million of proceeds from the sale of a portion of our mortgage servicing rights.

Financing Cash Flow Activities. During the three months ended March 31, 2025, we used $107.2 million of cash in financing activities, compared to generating $38.7 million of cash in financing activities during the first three months of 2024. The cash used in financing activities in 2025 was primarily due to the repurchase of $50.1 million of our outstanding common shares during the first quarter of 2025, and repayments (net of borrowings) under our MIF Mortgage Repurchase Facility of $58.2 million offset partially by $1.1 million in proceeds from the exercise of stock options during the first quarter of 2025. The cash provided by financing activities in the first quarter of 2024 was primarily due to proceeds from borrowings (net of repayments) under our M/I Financial credit facility of $58.5 million and $5.5 million in proceeds from the exercise of stock options during the first quarter of 2024, offset partially by the repurchase of $25.3 million of our outstanding common shares during the first quarter of 2024.

On February 11, 2025, the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company was permitted to purchase up to $250 million of its outstanding common shares (the “2025 Share Repurchase Program”), which replaced the 2024 Share Repurchase Program. During the first quarter of 2025, the Company repurchased 0.4 million outstanding common shares for an aggregate purchase price of $50.1 million under the 2025 Share Repurchase Program which was funded with cash on hand. As of March 31, 2025, the Company is authorized to repurchase an additional $199.9 million of outstanding common shares under the 2025 Share Repurchase Program (see Note 12 to our financial statements for more information).
Based on current market conditions, expected capital needs and availability, and the current market price of the Company’s common shares, we expect to continue repurchasing common shares during the remainder of 2025. The timing and amount of any future purchases under the 2025 Share Repurchase Program will be based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements.

At both March 31, 2025 and December 31, 2024, our ratio of homebuilding debt to capital was 19%, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes and our 2028 Senior Notes) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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

Included in the table below is a summary of our available sources of cash from the Credit Facility and the MIF Mortgage Repurchase Facility as of March 31, 2025:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$580,608
Notes payable – financial services (b)	(b)	$227,957	$86
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $2.28 billion of availability for additional senior debt at March 31, 2025. As a result, the full $650 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $69.4 million of letters of credit outstanding at March 31, 2025, leaving $580.6 million available. The Credit Facility has an expiration date of December 9, 2026.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Repurchase Facility, which may be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of M/I Financial's repurchase agreement as of March 31, 2025, which was $300 million. The MIF Mortgage Repurchase Facility has an expiration date of October 21, 2025.
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

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $250 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $1.85 billion at March 31, 2025 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).

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
As of March 31, 2025, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of March 31, 2025:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$1,846.2	$2,925.5
Leverage Ratio	≤	0.60	—
Interest Coverage Ratio	≥	1.5 to 1.0	22.63 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$877.7	$6.1
Unsold Housing Units and Model Homes	≤	3,106	1,787

Notes Payable - Financial Services.

MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provides for a maximum borrowing availability of $300 million and expires October 21, 2025.

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

As of March 31, 2025, there was approximately $228 million outstanding under the MIF Mortgage Repurchase Facility and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Repurchase Facility, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of March 31, 2025:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	12.0 to 1.0	5.53 to 1.0
Liquidity	≥	$10.0	$40.0
Adjusted Net Income	>	$0.0	$29.9
Tangible Net Worth	≥	$25.0	$44.8
Senior Notes.

3.95% Senior Notes. On August 23, 2021, the Company issued $300 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of March 31, 2025, the Company was in compliance with all terms, conditions, and covenants under the indenture.

4.95% Senior Notes. On January 22, 2020, the Company issued $400 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of March 31, 2025, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 8 to our financial statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.
Supplemental Financial Information.
As of March 31, 2025, M/I Homes, Inc. had $300 million aggregate principal amount of its 2030 Senior Notes and $400 million aggregate principal amount of its 2028 Senior Notes outstanding.
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

Summarized Balance Sheet Data

(In thousands)	As of March 31, 2025	As of December 31, 2024
Assets:
Cash	$729,686	$761,412
Investment in joint venture arrangements	$64,981	$59,295
Amounts due from Non-Guarantor Subsidiaries	$6,186	$13,157
Total assets	$4,265,795	$4,169,946

Liabilities and Shareholders’ Equity:
Total liabilities	$1,316,580	$1,284,004
Shareholders’ equity	$2,949,215	$2,885,942

Summarized Statement of Income Data

Three Months Ended
(In thousands)	March 31, 2025
Revenues	$944,573
Land and housing costs	$723,310
Selling, general and administrative expense	$98,676
Income before income taxes	$130,445
Net income	$98,803

Weighted Average Borrowings. For the three months ended March 31, 2025 and 2024, our weighted average borrowings outstanding were $726.8 million and $719.0 million, respectively, with a weighted average interest rate of 5.29% for both three months ended March 31, 2025 and 2024. The increase in our weighted average borrowings related to increased average borrowings under our M/I Financial credit facility during the first quarter of 2025 compared to the same period in 2024.
At both March 31, 2025 and December 31, 2024, we had no borrowings outstanding under the Credit Facility. To the extent we elect to borrow under the Credit Facility during the remainder of 2025, the actual amount borrowed and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2025 Share Repurchase Program and any other extraordinary events or transactions. The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $69.4 million of letters of credit issued and outstanding under the Credit Facility at March 31, 2025. During the three months ended March 31, 2025, the average daily amount of letters of credit outstanding under the Credit Facility was $74.5 million and the maximum amount of letters of credit outstanding under the Credit Facility was $80.4 million.

At March 31, 2025, M/I Financial had approximately $228.0 million outstanding under the MIF Mortgage Repurchase Facility. During the three months ended March 31, 2025, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $26.8 million and the maximum amount outstanding was $286.2 million, which occurred during January.
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
INTEREST RATES AND INFLATION

Our business is significantly affected by general economic conditions within the United States and, particularly, by the impacts of interest rates and inflation. These macroeconomic trends have pressured housing affordability, negatively impacted homebuyer sentiment and impacted the costs of financing land development activities and housing construction.
The annual rate of inflation in the United States was 2.4% in March 2025, as measured by the Consumer Price Index, down slightly from prior quarter, and down from 3.5% in March 2024. As the rate of inflation has declined from 2022’s historic levels, our costs have remained stable. However, increases in inflation rates could impact our costs, potentially reduce our gross margins, reduce the purchasing power of potential homebuyers, and negatively impact their ability and desire to buy a home.
Mortgage interest rates have hovered around 7% since the end of 2023. Elevated mortgage interest rates have made it more difficult for homebuyers to qualify for mortgages or obtain mortgages at interest rates that are acceptable to them. We plan to to continue to address these elevated rates in 2025 by offering interest rate buydowns to potential homebuyers. We believe that offering mortgage interest rate buydown incentives may cause otherwise hesitant potential homebuyers to decide to enter the homebuying market due to the improved affordability of obtaining a mortgage, and we believe we are well prepared to address increased demand in our markets with our current land position and open communities. However, offering sales incentives, such as interest rate buydowns, may reduce our margins in 2025 compared to 2024.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility and the MIF Mortgage Repurchase Facility, which permitted borrowings of up to $950 million as of March 31, 2025, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2025	2024
Uncommitted IRLCs	253,903	215,696
FMBSs related to uncommitted IRLCs	285,000	228,000
Whole loan contracts and related mortgage loans held for sale	10,136	17,667
FMBSs related to mortgage loans held for sale	211,000	252,000
Mortgage loans held for sale covered by FMBSs	225,597	276,140

The table below shows the measurement of assets and liabilities at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2025	2024
Mortgage loans held for sale	$238,583	$283,540
Forward sales of mortgage-backed securities	(2,497)	2,946
Interest rate lock commitments	3,749	532
Whole loan contracts	(1,454)	(864)
Total	$238,381	$286,154

The following table sets forth the amount of (loss) gain recognized on assets and liabilities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Description (in thousands)	2025	2024
Mortgage loans held for sale	$5,544	$(2,849)
Forward sales of mortgage-backed securities	(5,443)	7,241
Interest rate lock commitments	3,217	(857)
Whole loan contracts	(590)	(892)
Total gain (loss) recognized	$2,728	$2,643

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of March 31, 2025. Because the MIF Mortgage Repurchase Facility is effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at March 31, 2025. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total	3/31/2025
ASSETS:
Mortgage loans held for sale:
Fixed rate	$247,258	—	—	—	—	—	$247,258	$238,583
Weighted average interest rate	6.08%	—	—	—	—	—	6.08%

LIABILITIES:
Long-term debt — fixed rate	—	—	—	$400,000	—	$300,000	$700,000	$659,125
Weighted average interest rate	—	—	—	2.83%	—	1.69%	4.52%
Short-term debt — variable rate	$227,957	—	—	—	—	—	$227,957	$227,957
Weighted average interest rate	6.17%	—	—	—	—	—	6.17%

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s legal proceedings are discussed in Note 6 to the Company’s Consolidated Financial Statements.

Item 1A. Risk Factors

Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, or in our other filings with the SEC, including Part I, Item 1A of our 2024 Form 10-K. There have been no material changes to the risk factors disclosed our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities - None.
(b) Use of Proceeds - Not Applicable.
(c) Purchases of Equity Securities

Common shares purchased during the three months ended March 31, 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

January 1, 2025 - January 31, 2025	—	$—	—	$106,719,705
February 1, 2025 - February 28, 2025	150,000	$118.44	150,000	$232,233,658
March 1, 2025 - March 31, 2025	272,000	$118.71	272,000	$199,945,093

Quarter ended March 31, 2025	422,000	$118.61	422,000	$199,945,093
(1)    On February 11, 2025, the Company announced that its Board of Directors authorized the 2025 Share Repurchase Program, which replaced the 2024 Share Repurchase Program which had $106.7 million of remaining availability at the time. Under the 2025 Share Repurchase Program, the Company may purchase up to $250 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The 2025 Share Repurchase Program does not have an expiration date and may be modified, suspended or discontinued at any time. See Note 12 to our Condensed Consolidated Financial Statements for additional information.

See Note 8 to our Condensed Consolidated Financial Statements above for more information regarding the limit imposed by the indenture governing our 2028 Senior Notes on our ability to pay dividends on, and repurchase, our common shares and any preferred shares of the Company then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture.

The timing, amount and other terms and conditions of any future repurchases under the 2025 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the

Company’s common shares, business considerations, general market and economic conditions and legal requirements. See Note 12 to the Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” section above for more information regarding the 2025 Share Repurchase Program.
Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

M/I Homes, Inc.
(Registrant)

Date:	April 25, 2025	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 25, 2025	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)