Form 10-Q
period 2025-06-30
M/I HOMES, INC.
filed 2025-07-25
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
Common shares, par value $.01 per common share: 26,390,709 shares outstanding as of July 23, 2025.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par values)	June 30, 2025	December 31, 2024

ASSETS:
Cash, cash equivalents and restricted cash	$800,398	$821,570
Mortgage loans held for sale	280,867	283,540
Inventory	3,286,606	3,091,862
Property and equipment - net	33,749	34,513
Investment in joint venture arrangements	67,466	65,334
Operating lease right-of-use assets	56,403	53,895
Deferred income tax asset	13,451	13,451
Goodwill	16,400	16,400
Other assets	184,699	169,231
TOTAL ASSETS	$4,740,039	$4,549,796

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$252,476	$198,579
Customer deposits	72,160	69,327
Operating lease liabilities	57,997	55,365
Other liabilities	281,230	281,019
Community development district obligations	9,867	12,839
Obligation for consolidated inventory not owned	12,586	11,809
Notes payable bank - financial services operations	275,926	286,159
Senior notes due 2028 - net	398,040	397,653
Senior notes due 2030 - net	297,621	297,369
TOTAL LIABILITIES	$1,657,903	$1,610,119

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both June 30, 2025 and December 31, 2024; issued 30,137,141 shares at both June 30, 2025 and December 31, 2024	$301	$301
Additional paid-in capital	344,536	348,705
Retained earnings	3,097,553	2,865,073
Treasury shares - at cost - 3,797,355 and 3,074,118 shares at June 30, 2025 and December 31, 2024, respectively	(360,254)	(274,402)
TOTAL SHAREHOLDERS’ EQUITY	$3,082,136	$2,939,677
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,740,039	$4,549,796

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per common share amounts)	2025	2024	2025	2024

Revenue	$1,162,592	$1,109,781	$2,138,685	$2,156,484
Costs and expenses:
Land and housing	$875,973	$800,501	$1,599,283	$1,563,861
General and administrative	67,247	63,994	126,320	120,078
Selling	63,655	58,495	116,441	112,435
Other (income) / expense	—	—	—	—
Interest income, net of interest expense	(4,377)	(7,348)	(9,574)	(14,268)
Total costs and expenses	$1,002,498	$915,642	$1,832,470	$1,782,106

Income before income taxes	160,094	194,139	306,215	374,378

Provision for income taxes	38,851	47,393	73,735	89,571

Net income	$121,243	$146,746	$232,480	$284,807
Earnings per common share:
Basic	$4.52	$5.26	$8.59	$10.18
Diluted	$4.42	$5.12	$8.40	$9.90

Weighted average shares outstanding:
Basic	26,836	27,878	27,074	27,965
Diluted	27,406	28,668	27,673	28,777

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Months Ended June 30, 2025

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at March 31, 2025	26,772,622	$301	$342,367	$2,976,310	$(312,644)	$3,006,334
Net income	—	—	—	121,243	—	121,243
Repurchases of common shares	(460,000)	—	—	—	(50,144)	(50,144)
Stock options exercised	16,000	—	(738)	—	1,496	758
Stock-based compensation expense	—	—	3,916	—	—	3,916
Deferral of executive and director compensation	—	—	29	—	—	29
Executive and director deferred compensation distributions	11,164	—	(1,038)	—	1,038	—
Balance at June 30, 2025	26,339,786	$301	$344,536	$3,097,553	$(360,254)	$3,082,136

	Six Months Ended June 30, 2025

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2024	27,063,023	$301	$348,705	$2,865,073	$(274,402)	$2,939,677
Net income	—	—	—	232,480	—	232,480
Stock options exercised	40,000	—	(1,791)	—	3,655	1,864
Stock-based compensation expense	—	—	8,116	—	—	8,116
Repurchase of common shares	(882,000)	—	—	—	(100,199)	(100,199)
Deferral of executive and director compensation	—	—	198	—	—	198
Executive and director deferred compensation distributions	118,763	—	(10,692)	—	10,692	—
Balance at June 30, 2025	26,339,786	$301	$344,536	$3,097,553	$(360,254)	$3,082,136

	Three Months Ended June 30, 2024
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at March 31, 2024	27,751,658	$301	$348,039	$2,439,409	$(148,964)	$2,638,785
Net income	—	—	—	146,746	—	146,746
Stock options exercised	52,250	—	(1,324)	—	3,378	2,054
Repurchase of common shares	(400,000)	—	—	—	(50,307)	(50,307)
Stock-based compensation expense	—	—	3,810	—	—	3,810
Deferral of executive and director compensation	—	—	29	—	—	29
Balance at June 30, 2024	27,403,908	$301	$350,554	$2,586,155	$(195,893)	$2,741,117

	Six Months Ended June 30, 2024
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2023	27,761,299	$301	$349,907	$2,301,348	$(134,617)	$2,516,939
Net income	—	—	—	284,807	—	284,807
Stock options exercised	187,550	—	(3,623)	—	11,172	7,549
Stock-based compensation expense	—	—	7,349	—	—	7,349
Repurchase of common shares	(600,000)	—	—	—	(75,585)	(75,585)
Deferral of executive and director compensation	—	—	58	—	—	58
Executive and director deferred compensation distributions	55,059	—	(3,137)	—	3,137	—
Balance at June 30, 2024	27,403,908	$301	$350,554	$2,586,155	$(195,893)	$2,741,117

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024

OPERATING ACTIVITIES:
Net income	$232,480	$284,807
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Mortgage loan originations	(1,371,660)	(1,240,101)
Proceeds from the sale of mortgage loans	1,379,785	1,185,705
Fair value adjustment of mortgage loans held for sale	(5,452)	3,471
Capitalization of originated mortgage servicing rights	(2,783)	(2,456)
Amortization of mortgage servicing rights	485	612
Depreciation	7,534	6,846
Amortization of debt issue costs	1,662	1,616
Gain on sale of mortgage servicing rights	(1,718)	(2,613)
Stock-based compensation expense	8,116	7,349
Excess tax benefits on equity compensation	(1,091)	(2,408)
Change in assets and liabilities:
Inventory	(183,582)	(143,868)
Other assets	(22,001)	(16,824)
Accounts payable	53,897	74,181
Customer deposits	2,833	8,131
Accrued compensation	(35,789)	(25,420)
Other liabilities	39,926	4,255
Net cash provided by operating activities	102,642	143,283

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,948)	(5,770)
Investment in joint venture arrangements	(18,360)	(29,004)
Proceeds from sale of mortgage servicing rights	7,062	7,233
Net cash used in investing activities	(15,246)	(27,541)

FINANCING ACTIVITIES:
Net proceeds from (repayments of) bank borrowings - financial services operations	(10,233)	56,948
Repurchase of common shares	(100,199)	(75,585)
Proceeds from exercise of stock options	1,864	7,549
Net cash used in financing activities	(108,568)	(11,088)
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,172)	104,654
Cash, cash equivalents and restricted cash balance at beginning of period	821,570	732,804
Cash, cash equivalents and restricted cash balance at end of period	$800,398	$837,458

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$(822)	$(320)
Income taxes	$64,691	$82,786

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(2,972)	$(1,822)
Consolidated inventory not owned	$777	$(25,365)
Distribution of single-family lots from joint venture arrangements	$16,223	$27,234

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

Significant Accounting Policies

There have been no significant changes to our significant accounting policies during the quarter ended June 30, 2025 as compared to those disclosed in our 2024 Form 10-K.
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
A summary of the Company’s inventory as of June 30, 2025 and December 31, 2024 is as follows:

(In thousands)	June 30, 2025	December 31, 2024
Single-family lots, land and land development costs	$1,683,930	$1,630,190
Land held for sale	5,005	7,699
Homes under construction	1,403,582	1,271,626
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2025 - $13,783; December 31, 2024 - $12,765)	94,865	88,216
Community development district infrastructure	9,867	12,839
Land purchase deposits	76,771	69,483
Consolidated inventory not owned	12,586	11,809
Total inventory	$3,286,606	$3,091,862

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of June 30, 2025 and December 31, 2024, we had 2,726 homes (with a carrying value of $585.9 million) and 2,502 homes (with a carrying value of $551.3 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability at the time of closing and the transfer of the property. The Company recorded a $9.9 million liability and a $12.8 million liability related to these CDD bond obligations as of June 30, 2025 and December 31, 2024, respectively, along with the related inventory infrastructure.

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

Capitalized Interest
The Company capitalizes interest during land development and home construction. Capitalized interest is charged to land and housing costs and expenses as the related inventory is delivered to a third party.  A summary of capitalized interest for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Capitalized interest, beginning of period	$38,022	$32,792	$35,953	$32,144
Interest capitalized to inventory	8,947	9,004	17,917	17,954
Capitalized interest charged to land and housing costs and expenses	(8,227)	(7,938)	(15,128)	(16,240)
Capitalized interest, end of period	$38,742	$33,858	$38,742	$33,858

Interest incurred - net	$4,570	$1,656	$8,343	$3,686
NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of June 30, 2025 and December 31, 2024, our investment in such joint venture arrangements totaled $67.5 million and $65.3 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $2.2 million increase during the six-month period ended June 30, 2025 was driven primarily by our cash contributions to our joint venture arrangements during the first half of 2025 of $18.4 million, offset, in part, by lot distributions from our joint venture arrangements of $16.2 million.
The majority of our investment in joint venture arrangements for both June 30, 2025 and December 31, 2024 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of June 30, 2025 and December 31, 2024, the Company had $59.1 million and $59.3 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of June 30, 2025 and December 31, 2024, the Company had $8.4 million and $6.0 million of equity invested in LLCs, respectively. The Company’s percentage of ownership in these LLCs as of both June 30, 2025 and December 31, 2024 ranged from 25% to 50%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. There were no losses or income from the Company’s LLCs during the three and six months ended June 30, 2025 or the three and six months ended June 30, 2024. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of June 30, 2025 was the amount invested of $67.5 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the 2024 Form 10-K. If we are deemed to be the primary beneficiary of a VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both June 30, 2025 and December 31, 2024, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation. Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of our mortgage servicing rights were $6.5 million at June 30, 2025. At December 31, 2024, both the carrying value and fair value of our mortgage servicing rights were $9.9 million.
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
The table below shows the notional amounts of our financial instruments at June 30, 2025 and December 31, 2024:

Description of Financial Instrument (in thousands)	June 30, 2025	December 31, 2024
Whole loan contracts and related committed IRLCs	$1,012	$—
Uncommitted IRLCs	317,593	215,696
FMBSs related to uncommitted IRLCs	372,000	228,000
Whole loan contracts and related mortgage loans held for sale	16,841	17,667
FMBSs related to mortgage loans held for sale	258,000	252,000
Mortgage loans held for sale covered by FMBSs	267,599	276,140

The following table sets forth the amount of (loss) gain recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2025	2024	2025	2024
Mortgage loans held for sale	$5,544	$(623)	$5,452	$(3,471)
Forward sales of mortgage-backed securities	(3,701)	1,647	(9,144)	8,888
Interest rate lock commitments	1,404	(1,322)	4,621	(2,179)
Whole loan contracts	1,235	843	644	(49)
Total gain (loss) recognized	$4,482	$545	$1,573	$3,189

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	June 30, 2025		June 30, 2025
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$6,198
Interest rate lock commitments	Other assets	6,176	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	1,242
Total fair value measurements		$6,176		$7,440

	Asset Derivatives		Liability Derivatives
	December 31, 2024		December 31, 2024
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$2,946	Other liabilities	$—
Interest rate lock commitments	Other assets	532	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	864
Total fair value measurements		$3,478		$864
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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and six months ended June 30, 2025 and 2024, the Company did not record any impairment charges on its inventory.
Investment in Unconsolidated Joint Ventures. We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the 2024 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and six months ended June 30, 2025 and 2024, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2025 and December 31, 2024. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		June 30, 2025		December 31, 2024
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$800,398	$800,398	$821,570	$821,570
Mortgage loans held for sale	Level 2	280,867	280,867	283,540	283,540
Interest rate lock commitments	Level 2	6,176	6,176	532	532
Forward sales of mortgage-backed securities	Level 2	—	—	2,946	2,946
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	—	—
Notes payable - financial services operations	Level 2	275,926	275,926	286,159	286,159
Senior notes due 2028 (a)	Level 2	400,000	396,500	400,000	383,500
Senior notes due 2030 (a)	Level 2	300,000	280,500	300,000	267,375
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	1,242	1,242	864	864
Forward sales of mortgage-backed securities	Level 2	6,198	6,198	—	—
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at June 30, 2025 and December 31, 2024:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole Loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2028 and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at June 30, 2025 and December 31, 2024. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended June 30, 2025 under the Company’s $650 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the secured overnight financing rate (“SOFR”) plus a margin of 175 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial, LLC, a 100% owned subsidiary of M/I Homes, Inc. (“M/I Financial”), is a party to a $300 million mortgage repurchase agreement, as amended (the “MIF Mortgage Repurchase Facility”). The interest rate for the MIF Mortgage Repurchase Facility is based on a variable rate index, and thus its carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial fluctuated with SOFR. See Note 8 to our financial statements for additional information regarding the MIF Mortgage Repurchase Facility.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $738.3 million and $936.0 million were covered under these guarantees as of June 30, 2025 and December 31, 2024, respectively. The decrease in loans covered by these guarantees from December 31, 2024 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at June 30, 2025, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.

M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $3.5 million and $4.7 million for June 30, 2025 and December 31, 2024, respectively.
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
The Company recorded a liability relating to the guarantees described above totaling $1.0 million and $1.3 million for periods ending June 30, 2025 and December 31, 2024, respectively which is management’s best estimate of the Company’s liability with respect to such guarantees.
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
A summary of warranty activity for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Warranty reserves, beginning of period	$35,043	$32,263	$36,219	$31,980
Warranty expense on homes delivered during the period	6,288	5,904	11,549	11,503
Changes in estimates for pre-existing warranties	45	580	(54)	605
Settlements made during the period	(6,144)	(5,686)	(12,482)	(11,027)
Warranty reserves, end of period	$35,232	$33,061	$35,232	$33,061

Performance Bonds and Letters of Credit

At June 30, 2025, the Company had outstanding approximately $536.6 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through June 2030. Included in this total are: (1) $442.2 million of performance and maintenance bonds and $74.8 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $13.7 million of financial letters of credit, of which $13.2 million represent deposits on land and lot purchase agreements; (3) $4.7 million of financial bonds; and (4) $1.2 million of corporate notes.

Land Option Contracts and Other Similar Contracts

At June 30, 2025, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $1.56 billion. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters
The Company and certain of its subsidiaries have been named as defendants in certain legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. For June 30, 2025 and December 31, 2024, the Company had $1.4 million and $1.2 million, respectively, reserved for legal expenses.
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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis via a quantitative test during the fourth quarter of 2024, and there was no impairment recorded at December 31, 2024. At June 30, 2025, no indicators for impairment existed and therefore no impairment was recorded. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen or other events occur that could impact the fair value of the reporting unit.

NOTE 8. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $650 million and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $800 million, subject to obtaining additional commitments from lenders. The Credit Facility matures on December 9, 2026. Interest on amounts borrowed under the Credit Facility is payable at multiple interest rate options including one, three or six month adjusted term SOFR (subject to a floor of 0.25%) plus a margin of 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio). The Credit Facility also contains certain financial covenants. At June 30, 2025, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $2.35 billion of availability for additional senior debt at June 30, 2025. As a result, the full $650 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At June 30, 2025, there were no borrowings outstanding and $88.5 million of letters of credit outstanding, leaving a net remaining borrowing availability of $561.5 million. The Credit Facility includes a $250 million sub-facility for letters of credit.
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
Notes Payable - Financial Services
The MIF Mortgage Repurchase Facility provides for a mortgage repurchase facility with a maximum borrowing availability of $300 million and expires on October 21, 2025. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate based on Daily Adjusting One-Month Term SOFR plus a margin as defined in the repurchase agreement. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At June 30, 2025, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At both June 30, 2025 and December 31, 2024, M/I Financial’s maximum borrowing availability under its credit facility was $300.0 million. At June 30, 2025 and December 31, 2024, M/I Financial had $275.9 million and $286.2 million, respectively, in borrowings outstanding under its credit facility.
Senior Notes
As of both June 30, 2025 and December 31, 2024, we had $300.0 million of our 2030 Senior Notes outstanding. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year, and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

As of both June 30, 2025 and December 31, 2024, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price is currently 101.238% of the principal amount outstanding and will decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.
The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of June 30, 2025, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of June 30, 2025, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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
The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $904.3 million at June 30, 2025 and $900.2 million at December 31, 2024. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors (see Note 12 to our financial statements for more information).

NOTE 9. Earnings Per Common Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per common share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per common share amounts)	2025	2024	2025	2024
NUMERATOR
Net income	$121,243	$146,746	$232,480	$284,807
DENOMINATOR
Basic weighted average shares outstanding	26,836	27,878	27,074	27,965
Dilutive securities	570	790	599	812
Diluted weighted average shares outstanding	27,406	28,668	27,673	28,777
Earnings per common share:
Basic	$4.52	$5.26	$8.59	$10.18
Diluted	$4.42	$5.12	$8.40	$9.90
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	—	—	—	—
NOTE 10. Income Taxes
The Inflation Reduction Act (IRA) was enacted on August 16, 2022 to address the high cost of prescription drugs, healthcare availability, climate change and inflation. The IRA extended the energy efficient homes credit through 2032 and, as a result, the Company recognized a $1.7 million tax benefit for energy efficient homes credit during the first six months of 2025. The Company recognized a $1.3 million tax benefit for energy efficient homes credit during the first six months of 2024. Subsequently, the One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025 which accelerates the termination date of the energy efficient homes credit to June 30, 2026.
During the three months ended June 30, 2025 and 2024, the Company recorded a tax provision of $38.9 million and $47.4 million, respectively, which reflects income tax expense related to income before income taxes for the periods. The effective tax rate for the three months ended June 30, 2025 and 2024 was 24.3% and 24.4%, respectively.
During the six months ended June 30, 2025 and 2024, the Company recorded a tax provision of $73.7 million and $89.6 million, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 was 24.1% and 23.9%, respectively. The increase in the effective rate from the six months ended June 30, 2024 was primarily attributable to a $1.3 million decrease in tax benefit from equity compensation in 2025.

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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment: revenue; cost of sales; selling, general and administrative expense; operating income; interest (income) expense; and income before income taxes for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenue:
Northern homebuilding	$488,250	$464,781	$898,627	$873,301
Southern homebuilding	642,892	614,238	1,177,088	1,225,459
Financial services (a)	31,450	30,762	62,970	57,724
Total revenue	$1,162,592	$1,109,781	$2,138,685	$2,156,484

Cost of Sales:
Northern homebuilding	$376,979	$357,830	$696,438	$677,541
Southern homebuilding	498,994	442,671	902,845	886,320
Financial services (a)	—	—	—	—
Total cost of sales	$875,973	$800,501	$1,599,283	$1,563,861

General and administrative expense:
Northern homebuilding	$10,823	$10,124	$19,959	$19,565
Southern homebuilding	21,004	18,061	39,812	35,631
Financial services (a)	13,908	12,879	26,661	24,654
Segment general and administrative expense	$45,735	$41,064	$86,432	$79,850
Corporate and unallocated general and administrative expense	21,512	22,930	39,888	40,228
Total general and administrative expense	$67,247	$63,994	$126,320	$120,078

Selling expense:
Northern homebuilding	$24,434	$24,006	$45,624	$45,313
Southern homebuilding	38,594	33,756	69,700	65,915
Financial services (a)	—	—	—	—
Segment selling expense	$63,028	$57,762	$115,324	$111,228
Corporate and unallocated selling expense	627	733	1,117	1,207
Total selling expense	$63,655	$58,495	$116,441	$112,435

Operating income:
Northern homebuilding	$76,014	$72,821	$136,606	$130,882
Southern homebuilding	84,300	119,750	164,731	237,593
Financial services (a)	17,542	17,883	36,309	33,070
Segment operating income	$177,856	$210,454	337,646	$401,545
Corporate selling, general and administrative expense	(22,139)	(23,663)	(41,005)	(41,435)
Total operating income	$155,717	$186,791	$296,641	$360,110

Interest (income) expense - net:
Northern homebuilding	$(24)	$(56)	$(46)	$(136)
Southern homebuilding	(1)	—	(3)	(398)
Financial services (a)	3,066	3,483	5,727	6,358
Segment Interest (income) expense - net	$3,041	$3,427	5,678	$5,824
Corporate Interest (income) expense - net	(7,418)	(10,775)	(15,252)	(20,092)
Total interest income, net of interest expense	$(4,377)	$(7,348)	$(9,574)	$(14,268)

Income before income taxes	$160,094	$194,139	$306,215	$374,378
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.
.

The following tables show total assets by segment at June 30, 2025 and December 31, 2024:

	June 30, 2025
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and Unallocated	Total
Deposits on real estate under option or contract	$14,023	$62,748		$—	$76,771	$—	$76,771
Inventory (a)	1,085,181	2,124,654		—	3,209,835	—	3,209,835
Investments in joint venture arrangements	—	67,466		—	67,466	—	67,466
Other assets	46,032	151,613	(b)	377,271	574,916	811,051	1,385,967
Total assets	$1,145,236	$2,406,481		$377,271	$3,928,988	$811,051	$4,740,039

	December 31, 2024
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and Unallocated	Total
Deposits on real estate under option or contract	$12,209	$57,274		$—	$69,483	$—	$69,483
Inventory (a)	1,041,713	1,980,666		—	3,022,379	—	3,022,379
Investments in joint venture arrangements	—	65,334		—	65,334	—	65,334
Other assets	37,721	132,316	(b)	370,558	540,595	852,005	1,392,600
Total assets	$1,091,643	$2,235,590		$370,558	$3,697,791	$852,005	$4,549,796
(a)Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.
NOTE 12. Share Repurchase Program
On February 11, 2025, the Company announced that its Board of Directors approved a new share repurchase program pursuant to which the Company may purchase up to $250 million of its outstanding common shares (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program replaced the Company’s previous $250 million share repurchase program announced on May 14, 2024 (“2024 Share Repurchase Program”).

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

The Company repurchased 0.5 million outstanding common shares at an aggregate purchase price of $50.1 million under the 2025 Share Repurchase Program during the second quarter of 2025. As of June 30, 2025, $149.8 million remained available for repurchases under the 2025 Share Repurchase Program.
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
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Housing	$1,124,475	$1,072,044	$2,064,506	$2,088,557
Land sales	6,667	6,975	11,209	10,203
Financial services (a)	31,450	30,762	62,970	57,724
Total revenue	$1,162,592	$1,109,781	$2,138,685	$2,156,484
(a)Revenue includes hedging loss of $0.8 million for the three months ended June 30, 2025 and hedging gain of $4.0 million for the three months ended June 30, 2024. Revenue includes hedging gains of $1.5 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively. Hedging gains/losses do not represent revenue recognized from contracts with customers.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for 97% of our total revenues for each of the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 164,300 homes since commencing homebuilding activities in 1976. The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Ft. Myers/Naples, Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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
FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition. Words such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve a number of risks and uncertainties. Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors, including, without limitation, factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities, construction defects, product liability and warranty claims and various governmental rules and regulations including changes in trade policy affecting business such as new or increased tariffs, as well as the potential impact of retaliatory tariffs and other penalties. See “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), as the same may be updated from time to time in our subsequent filings with the SEC, for more information regarding those risk factors.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended June 30, 2025 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K.
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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee
Overview
During the first half of 2025, housing market conditions continued to experience headwinds from challenging macroeconomic conditions, including elevated mortgage interest rates, higher lot costs, limited availability of affordable housing and general economic uncertainty. Due to these uncertainties, we have experienced a decline in buyer urgency despite an increase in traffic. To address affordability and spur demand, we offered various sales incentives and mortgage interest rate buydowns to homebuyers which negatively impacted our profitability despite achieving a second quarter record for homes delivered. Against this backdrop, our performance in the second quarter and the first half of 2025 fell short of the record levels achieved in 2024 but remained generally in line with our expectations. Our results during the second quarter and first half of 2025 in comparison to the second quarter and first half of 2024 were as follows:

•Revenue increased 5% to $1.16 billion (second quarter record) and decreased 1% to $2.14 billion, respectively
•Number of homes delivered increased 6% to 2,348 homes (second quarter record) and decreased 1% to 4,324 homes, respectively
•Income before income taxes decreased 18% to $160.1 million and decreased 18% to $306.2 million, respectively
•Gross margins decreased 320 basis points to 24.7% and decreased 230 basis points to 25.2%, respectively
•Net income decreased 17% to $121.2 million and decreased 18% to $232.5 million, respectively
•New contracts decreased 8% to 2,078 from 2,255 and decreased 9% to 4,370 from 4,802, respectively
•Shareholders’ equity of $3.1 billion (all time record), a 12% increase from a year ago, with book value per common share increasing to a record high $117 per share
•Homebuilding debt to capital was 18% and 20%, respectively

In addition to the results described above, our financial services operations achieved a quarterly record for revenue and strong income before income taxes for the first half of 2025, benefiting from higher margins, improved capture rate and an increase in loans originated.

Our company-wide absorption pace of sales per community for the second quarter of 2025 declined to 3.0 per month compared to 3.5 per month for the prior year’s second quarter as a result of the macroeconomic conditions described above. We plan to open additional new communities during the remainder of 2025 and increase our average community count by about 5% from 2024.
Summary of Company Financial Results

Income before income taxes for the second quarter of 2025 decreased $34.0 million from $194.1 million in the second quarter of 2024 to $160.1 million in 2025. Net income was $121.2 million, or $4.42 per diluted share, in 2025's second quarter, compared to $146.7 million, or $5.12 per diluted share, in 2024's second quarter. Our effective tax rate was 24.3% in 2025’s second quarter compared to 24.4% in 2024. For the first half of 2025, income before income taxes decreased $68.2 million from $374.4 million in the first half of 2024 to $306.2 million in 2025. We achieved net income of $232.5 million, or $8.40 per diluted share, during the six months ended June 30, 2025 compared to net income of $284.8 million, or $9.90 per diluted share, in the six months ended June 30, 2024. Our effective tax rate was 24.1% in 2025's first half compared to 23.9% in the same period in 2024
During the quarter ended June 30, 2025, our total revenue was $1.16 billion, of which $1.13 billion was from homebuilding and $31.5 million was from our financial services operations. Revenue from homebuilding increased 5% in 2025's second quarter compared to the same period in 2024 driven primarily by a 6% increase in the number of homes delivered (124 units) offset in part by a 1% decrease in the average sales price of homes delivered ($3,000 per home delivered). Our revenue and average sales price reflect a $47.1 million reduction for incentives and closing costs in 2025’s second quarter compared to a $30.9 million reduction for incentives and closing costs in 2024’s second quarter. Revenue from our financial services segment increased 2% to $31.5 million in the second quarter of 2025 as a result of higher margins on loans sold, improved capture rate and an increase in loans originated during the period compared to the second quarter of 2024. For the first half of 2025, we recorded year-to-date total revenue of $2.14 billion, of which $2.06 billion was from homes delivered and $63.0 million was from our financial services operations. Revenue from homes delivered decreased 1% in the first half of 2025 compared to the same period in 2024 driven primarily by a 1% decrease in the number of homes delivered (58 units) partially offset by a slight increase in the average sales price of homes delivered ($1,000 per home delivered). Our revenue and average sales price reflect an $87.1 million reduction for incentives and closing costs in 2025’s first half compared to a $57.6 million reduction for incentives and closing costs in 2024’s first half. Revenue from our financial services segment increased 9% to $63.0 million in the first half of 2025 compared to the first half of 2024 as a result of an increase in the average loan amount, improved capture rate, higher margins on loans sold during the period and an increase in loans sold during the period.
Total gross margin (total revenue less total land and housing costs) decreased $22.7 million in the second quarter of 2025 compared to the second quarter of 2024 as a result of a $23.3 million decline in the gross margin of our homebuilding operations partially offset by a $0.7 million increase in the gross margin of our financial services operations. Our homebuilding gross margin percentage declined by 320 basis points to 22.6% in the second quarter of 2025 from 25.8% in the second quarter of 2025. The decline in gross margin dollars primarily resulted from the $16.7 million increase in lot costs and a $8.7 million increase in interest rate buydowns offered partially offset by a 6% increase in homes delivered in 2025 compared to 2024. Our homebuilding gross margin may fluctuate from quarter to quarter depending on the mix of communities delivering homes due to the variation in margin between different communities and incentives used to encourage demand due to market conditions. The gross margin of our financial services operations increased $0.7 million in the second quarter of 2025 compared to the second quarter of 2024 as a result of higher margins on loans sold, improved capture rate and an increase in the number of loan originations. Total gross margin decreased $53.2 million in the first half of 2025 compared to the same period in 2024 as a result of a $58.5 million decline in the gross margin of our homebuilding operations offset, in part, by a $5.3 million improvement in the gross margin of our financial services operations. This decrease in the gross margin of our homebuilding operations is primarily due to a 1% decrease in the number of homes delivered, a $33.6 million increase in lot costs and an $18.5 million increase in interest rate buydowns. The gross margin of our financial services operations increased $5.3 million in the first half of 2025 compared to the same period in 2024 as a result of higher margins on loans sold, an increased number of loans sold and an increase in the number of loan originations during the first half of 2025 compared to the first half of 2024.
We opened 50 new communities during the first half of 2025 and closed 36 communities. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. The mix of communities delivering homes may cause fluctuations in our new contracts, absorption pace and housing gross margin from year to year.
For the three months ended June 30, 2025, selling, general and administrative expense increased $8.4 million, and increased as a percentage of revenue from 11.0% in the second quarter of 2024 to 11.3% in the second quarter of 2025. Selling expense increased $5.2 million from 2024's second quarter and increased as a percentage of revenue to 5.5% in 2025's second quarter from 5.3% for the same period in 2024. The dollar increase in selling expense related to a $4.2 million increase in sales and realtor commissions due to the increase in the homes delivered during the period compared to prior year and a $0.9 million increase in costs associated with our sales offices, including compensation-related expenses in the second quarter of 2025. General and administrative expense increased $3.3 million in the second quarter of 2025 compared to second quarter of 2024 and remained consistent as a percentage of revenue at 5.8% in both the second quarter of 2024 and the second quarter of 2025. The dollar increase in general and administrative expense was primarily due to a $1.3 million increase in compensation-related expenses, a $1.0 million increase in land related expenses, a $0.5 million increase in costs associated with information systems and a $0.5 million increase in miscellaneous expenses. For the six months ended June 30, 2025, selling, general and administrative expense increased $10.2 million, and increased as a percentage of revenue from 10.8% in the six months ended June 30, 2024 to 11.4% in the first six months of 2025. Selling expense increased $4.0 million from the first half of 2024 and increased as a percentage of revenue to 5.4% in 2025's first half from 5.2% for the same period in 2024. The dollar increase in selling expense in the second quarter of 2025 related to a $3.6 million increase in costs associated with our sales offices, including compensation-related and advertising expenses, and a $1.1 million increase in realtor commissions offset in part by a $0.7 million decrease in sales commissions. General and administrative expense increased $6.2 million compared to the first half of 2024 and increased as a percentage of revenue from 5.6% in the six months ended June 30, 2024 to 5.9% in the first six months of 2025. The increase in general and administrative expense was primarily due to a $3.5 million increase in compensation-related expenses due to higher average headcount and incentives, a $1.4 million increase in computer costs, a $1.2 million increase in land-related expenses, and a $0.1 million increase in various other expenses.
Outlook
The housing market continues to be challenged by persistent macroeconomic challenges including elevated mortgage interest rates, affordability concerns and general economic uncertainties such as tariffs, inflation, job security and recession concerns. Despite these headwinds, we remain optimistic about our business.

Although we do not believe that tariffs announced by the U.S. and other countries in the first quarter affected our costs during the first half of 2025, we continue to closely monitor the potential impacts of tariffs on our supply chain. In addition, we did not experience any labor disruptions related to immigration enforcement during the first half of 2025. We believe the long-term fundamentals of the housing market remain strong, supported by favorable demographic trends, increasing household formations, and a continued undersupply of both new and resale homes.

We anticipate that the softer market conditions in the housing market during the first half of 2025 will persist throughout the remainder of the year. We believe that these conditions have weighed on consumer confidence and extended the homebuying decision timeline compared to recent years. In response to these conditions, we are controlling overhead, managing land investments and development expenditures prudently, maintaining pricing discipline, and offering targeted incentives to support overall affordability to support demand, drive order activity, and reduce cancellations. However, the impact that current housing market conditions (including the macroeconomic challenges, tariffs and labor considerations discussed above) will ultimately have on our business remains uncertain and unpredictable. As such, past performance should not be viewed as a reliable indicator of future results in the current housing market environment.

Despite these challenges, we believe we are well-positioned to navigate this period of uncertainty. Our backlog remains healthy—though lower than the prior year—with an average sales price 4% higher than at the end of the first half of 2024. We also believe that our strong balance sheet and ample liquidity provide us with the flexibility to respond effectively to evolving market conditions. Nevertheless, we recognize that continued success will require agility, and we cannot guarantee that our strategic objectives will remain effective as housing market conditions evolve.

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

During the first six months of 2025, we invested $247.7 million in land acquisitions and $240.6 million in land development compared to $226.8 million and $263.9 million, respectively, during the first six months of 2024. We invested in more land acquisitions in the first half of 2025 compared to the first half of 2024 as a result of the land supply needs of our divisions. We continue to closely review our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land and investment spend accordingly.

We ended the second quarter of 2025 with approximately 50,500 lots under control, which represents an approximately six-year supply of lots based on the past twelve months of homes delivered, including certain lots that we anticipate selling to third parties. This represents an 2% increase from our approximately 49,500 lots under control at the end of last year’s second quarter.
We opened 50 communities and closed 36 communities in the first half of 2025, ending the second quarter with 234 active communities, compared to 211 at the end of last year’s second quarter. Although the timing of opening new communities and closing existing communities is subject to substantial variation, we expect to grow our average community count by approximately 5% by the end of 2025.

The following table shows, by segment: revenue; cost of sales; selling, general and administrative expense; operating income; and interest (income) expense - net for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenue:
Northern homebuilding	$488,250	$464,781	$898,627	$873,301
Southern homebuilding	642,892	614,238	1,177,088	1,225,459
Financial services (a)	31,450	30,762	62,970	57,724
Total revenue	$1,162,592	$1,109,781	$2,138,685	$2,156,484

Cost of Sales:
Northern homebuilding	$376,979	$357,830	$696,438	$677,541
Southern homebuilding	498,994	442,671	902,845	886,320
Financial services (a)	—	—	—	—
Total cost of sales	$875,973	$800,501	$1,599,283	$1,563,861

General and Administrative Expense:
Northern homebuilding	$10,823	$10,124	$19,959	$19,565
Southern homebuilding	21,004	18,061	39,812	35,631
Financial services (a)	13,908	12,879	26,661	24,654
Segment general and administrative expense	$45,735	$41,064	86,432	$79,850
Corporate and unallocated general administrative expense	21,512	22,930	39,888	40,228
Total general and administrative expense	$67,247	$63,994	$126,320	$120,078

Selling Expense
Northern homebuilding	$24,434	$24,006	$45,624	$45,313
Southern homebuilding	38,594	33,756	69,700	65,915
Financial services (a)	—	—	—	—
Segment selling expense	$63,028	$57,762	$115,324	$111,228
Corporate and unallocated selling expense	627	733	1,117	1,207
Total selling expense:	$63,655	$58,495	$116,441	$112,435

Operating income:
Northern homebuilding	$76,014	$72,821	$136,606	$130,882
Southern homebuilding	84,300	119,750	164,731	237,593
Financial services (a)	17,542	17,883	36,309	33,070
Segment operating income	177,856	$210,454	337,646	$401,545
Corporate selling, general and administrative expense	(22,139)	(23,663)	(41,005)	(41,435)
Total operating income	$155,717	$186,791	$296,641	$360,110

Interest (income) expense - net:
Northern homebuilding	$(24)	$(56)	$(46)	$(136)
Southern homebuilding	(1)	—	(3)	(398)
Financial services (a)	3,066	3,483	5,727	6,358
Segment Interest (income) expense - net	3,041	$3,427	5,678	$5,824
Corporate Interest (income) expense - net	(7,418)	(10,775)	(15,252)	(20,092)
Total interest (income) expense - net	$(4,377)	$(7,348)	$(9,574)	$(14,268)

Other income	—	—	—	—

Income before income taxes	$160,094	$194,139	$306,215	$374,378
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at June 30, 2025 and December 31, 2024:

	At June 30, 2025
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$14,023	$62,748		$—	$76,771	$—	$76,771
Inventory (a)	1,085,181	2,124,654		—	3,209,835	—	3,209,835
Investments in joint venture arrangements	—	67,466		—	67,466	—	67,466
Other assets	46,032	151,613	(b)	377,271	574,916	811,051	1,385,967
Total assets	$1,145,236	$2,406,481		$377,271	$3,928,988	$811,051	$4,740,039

	At December 31, 2024
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$12,209	$57,274		$—	$69,483	$—	$69,483
Inventory (a)	1,041,713	1,980,666		—	3,022,379	—	3,022,379
Investments in joint venture arrangements	—	65,334		—	65,334	—	65,334
Other assets	37,721	132,316	(b)	370,558	540,595	852,005	1,392,600
Total assets	$1,091,643	$2,235,590		$370,558	$3,697,791	$852,005	$4,549,796
(a)Inventory includes: single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Northern Region
Homes delivered	967	951	1,793	1,794
New contracts, net	873	1,002	1,938	2,164
Backlog at end of period	1,281	1,618	1,281	1,618
Average sales price of homes delivered	$501	$489	$498	$486
Average sales price of homes in backlog	$563	$527	$563	$527
Aggregate sales value of homes in backlog	$720,914	$852,472	$720,914	$852,472
Housing revenue	$484,853	$464,606	$893,000	$872,126
Land sale revenue	$3,397	$175	$5,627	$1,175
Operating income homes (a)	$74,151	$72,705	$134,695	$130,361
Operating income land	$1,863	$116	$1,911	$521
Number of average active communities	99	97	96	98
Number of active communities, end of period	99	92	99	92
Southern Region
Homes delivered	1,381	1,273	2,531	2,588
New contracts, net	1,205	1,253	2,432	2,638
Backlog at end of period	1,296	1,804	1,296	1,804
Average sales price of homes delivered	$463	$477	$463	$470
Average sales price of homes in backlog	$543	$538	$543	$538
Aggregate sales value of homes in backlog	$704,225	$970,214	$704,225	$970,214
Housing revenue	$639,622	$607,438	$1,171,506	$1,216,431
Land sale revenue	$3,270	$6,800	$5,582	$9,028
Operating income homes (a)	$82,961	$117,933	$162,654	$234,868
Operating income land	$1,339	$1,817	$2,077	$2,725
Number of average active communities	131	118	131	116
Number of active communities, end of period	135	119	135	119
Total Homebuilding Regions
Homes delivered	2,348	2,224	4,324	4,382
New contracts, net	2,078	2,255	4,370	4,802
Backlog at end of period	2,577	3,422	2,577	3,422
Average sales price of homes delivered	$479	$482	$478	$477
Average sales price of homes in backlog	$553	$533	$553	$533
Aggregate sales value of homes in backlog	$1,425,138	$1,822,686	$1,425,138	$1,822,686
Housing revenue	$1,124,475	$1,072,044	$2,064,506	$2,088,557
Land sale revenue	$6,667	$6,975	$11,209	$10,203
Operating income homes (a)	$157,112	$190,638	$297,349	$365,229
Operating income land	$3,202	$1,933	$3,988	$3,246
Number of average active communities	230	215	227	214
Number of active communities, end of period	234	211	234	211
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Financial Services
Number of loans originated	1,865	1,618	3,395	3,174
Value of loans originated	$750,692	$639,155	$1,371,660	$1,240,101

Revenue	$31,450	$30,762	$62,970	$57,724
Less: Selling, general and administrative expenses	13,908	12,879	26,661	24,654
Less: Interest expense	3,066	3,483	5,727	6,358
Income before income taxes	$14,476	$14,400	$30,582	$26,712

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Northern	10.7%	9.3%	9.1%	8.2%
Southern	14.0%	10.2%	12.9%	9.7%

Total cancellation rate	12.7%	9.8%	11.3%	9.0%

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
Year Over Year Comparison
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Northern Region. During the three months ended June 30, 2025, revenue in our Northern region increased $23.5 million, from $464.8 million in the second quarter of 2024 to $488.3 million in the second quarter of 2025. This increase in revenue was primarily the result of a 3% increase in the average sales price of homes being delivered and a 2% increase in number of homes delivered. Operating income in our Northern region increased $3.2 million from $72.8 million in the second quarter of 2024 to $76.0 million during the quarter ended June 30, 2025. This increase in operating income was the result of a $4.3 million improvement in our gross margin, offset in part by a $1.1 million increase in selling, general and administrative expense. Our gross margin improved $4.3 million to $111.3 million in the second quarter of 2025 from $107.0 million in the second quarter of 2024. Our gross margin percentage declined 20 basis points to 22.8% from 23.0% in the prior year’s second quarter primarily due to the $2.5 million increase in lot costs and $2.9 million increase in incentives offered on homes delivered compared to prior year.

Selling, general and administrative expense increased $1.1 million, from $34.1 million for the quarter ended June 30, 2024 to $35.2 million for the quarter ended June 30, 2025 and declined 10 basis points as a percentage of revenue to 7.2% in 2025's second quarter from 7.3% in 2024's second quarter. The increase in selling, general and administrative expense was attributable to a $0.7 million increase in general and administrative expense primarily related to land-related expenses and a $0.4 million increase in selling expense. The increase in selling expense was due to a $0.1 million increase in sales and realtor commissions produced by the higher number of homes delivered and a $0.3 million increase in costs associated with our sales offices, including compensation.
During the three months ended June 30, 2025, we experienced an 13% decrease in new contracts in our Northern region from 1,002 in the second quarter of 2024 to 873 in the second quarter of 2025. Homes in backlog decreased 21% from 1,618 homes at June 30, 2024 to 1,281 homes at June 30, 2025. The decreases in new contracts and backlog were primarily a result of weakened market demand compared to prior year. Average sales price in backlog increased approximately 7% to $563,000 at June 30, 2025 compared to $527,000 at June 30, 2024 primarily due to the mix of homes being sold. During the three months ended June 30, 2025, we opened 8 new communities in our Northern region compared to opening three during 2024's second quarter. Our monthly absorption rate in our Northern region was 3.0 per community in the second quarter of 2025 compared to 3.5 in the second quarter of 2024 due to a decrease in new contracts.
Southern Region. During the three month period ended June 30, 2025, revenue in our Southern region increased $28.7 million, from $614.2 million in the second quarter of 2024 to $642.9 million in the second quarter of 2025. This 5% increase in revenue was the result of an 8% increase in the number of homes delivered (108 units) offset, in part by a 3% decrease in the average sales price of homes delivered (14,000 per home delivered). Operating income in our Southern region decreased $35.5 million from $119.8 million in the second quarter of 2024 to $84.3 million in the first quarter of 2025. This decrease in operating income was the result of a $27.7 million decline in our gross margin and a $7.8 million increase in selling, general, and administrative expense. Our gross margin declined $27.7 million, due primarily to the decrease in average sales price for homes delivered as a result of increased incentives offered partially offset by an increase in the number of homes delivered compared to prior year. Our gross margin percentage declined 550 basis points from 27.9% in prior year’s second quarter to 22.4% in the second quarter of 2025, primarily due to the mix of homes being delivered, $14.2 million increase in lot costs and $5.5 million increase in incentives offered on homes delivered.
Selling, general and administrative expense increased $7.8 million from $51.8 million in the second quarter of 2024 to $59.6 million in the second quarter of 2025 and increased 90 basis point~~s~~ as a percentage of revenue to 9.3% in the second quarter of 2025 from 8.4% in the second quarter of 2024. General and administrative expense increased $3.0 million due to a $1.0 million increase in compensation-related expenses, a $1.2 million increase in land-related expenses, and a $0.8 million increase in miscellaneous expenses. Selling expense increased $4.8 million due to a $4.1 million increase in realtor and sales commissions and a $0.7 million increase in costs related to our sales office, including compensation.
During the three months ended June 30, 2025, our new contracts decreased in our Southern region from 1,253 in the second quarter of 2024 to 1,205 in the second quarter of 2025, which was primarily due to weakened market demand. Homes in backlog decreased by 28% from 1,804 homes at June 30, 2024 to 1,296 homes at June 30, 2025, primarily as a result of weakened demand and a shift in demand to inventory homes which offer incentives compared to last year. Average sales price in backlog increased to $543,000 at June 30, 2025 from $538,000 at June 30, 2024 primarily due to the mix of homes being sold. During the three months ended June 30, 2025, we opened 15 new communities in our Southern region compared to opening 14 communities during 2024's second quarter. Our monthly absorption rate in our Southern region declined to 3.1 per community in the second quarter of 2025 compared to 3.5 per community in the second quarter of 2024 as a result of a decrease in new contracts.
Financial Services. Revenue from our mortgage and title operations increased 2% to $31.5 million (a second quarter record) in the second quarter of 2025 from $30.8 million in the second quarter of 2024 due to higher margins on loans sold and capture rate during the period compared to prior year’s second quarter, a 15% increase in the number of loan originations from 1,618 in 2024's second quarter to 1,865 in the second quarter of 2025, and an increase in the average loan amount from $395,000 in the quarter ended June 30, 2024 to $403,000 in the quarter ended June 30, 2025.
Our financial services segment experienced a $0.3 million decrease in operating income in the second quarter of 2025 compared to 2024's second quarter, which was primarily due to a $1.0 million increase in selling, general and administrative expense compared to the second quarter of 2024, which was primarily the result of an increase in compensation-related expenses offset in part by the increase in revenue.
At June 30, 2025, M/I Financial provided financing services in all of our markets. Approximately 92% of our homes delivered during the second quarter of 2025 were financed through M/I Financial, compared to approximately 87% in the second quarter of 2024. Capture rate is influenced by financing availability and competition in the mortgage market and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense decreased $1.6 million from $23.7 million for the second quarter of 2024 to $22.1 million for the second quarter of 2025. This decrease resulted from a $1.7 million decrease in compensation-related expenses offset in part by miscellaneous expenses.
Interest Income, net of Interest Expense. The Company earned $4.4 million of interest income - net for the three months ended June 30, 2025 compared to $7.3 million for the three months ended June 30, 2024. This decrease was primarily due to a lower average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 24.3% for the three months ended June 30, 2025 and 24.4% for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Northern Region. During the first half of 2025, homebuilding revenue in our Northern region increased $25.3 million, from $873.3 million in the first six months of 2024 to $898.6 million in the first six months of 2025. This 3% increase in revenue was primarily the result of a $4.5 million increase in land sale revenue and an increase in the average sales price of homes delivered ($12,000 per home delivered). Operating income in our Northern region increased $5.7 million, from $130.9 million during the first half of 2024 to $136.6 million during the six months ended June 30, 2025. The increase in operating income was primarily the result of a $6.4 million increase in our gross margin offset partially by a $0.7 million increase in selling, general and administrative expense. Our gross margin improved $6.4 million, and our gross margin percentage improved 10 basis points from 22.4% in the first six months of 2024 to 22.5% for the same period in 2025, primarily due to the mix of homes being delivered and the increase in land sales offset, in part, by a $6.7 million increase in incentives offered and $4.9 million increase in lot costs.

Selling, general and administrative expense increased $0.7 million, from $64.9 million for the six months ended June 30, 2024 to $65.6 million for the six months ended June 30, 2025, and declined 10 basis points as a percentage of revenue to 7.3% in 2025's second quarter from 7.4% in 2024's second quarter. The increase in selling, general and administrative expense was attributable to a $0.4 million increase in selling expense, primarily attributable to a $1.1 million increase in costs associated with our sales offices and models offset in part by a $0.7 million decrease in sales and realtor commissions. The increase in selling, general and administrative expense was also attributable to a $0.3 million increase in general and administrative expense, which was primarily related to computer related expenses and other miscellaneous expenses.
During the six months ended June 30, 2025, we experienced a 10% decrease in new contracts in our Northern region, from 2,164 in the six months ended June 30, 2024 to 1,938 in the first half of 2025. Homes in backlog decreased 21% from 1,618 at June 30, 2024 to 1,281 homes at June 30, 2025. The decrease in new contracts and homes in backlog was primarily due to decline in buyer urgency. Average sales price in backlog increased to $563,000 at June 30, 2025 compared to $527,000 at June 30, 2024 primarily due to the mix of homes being sold. During the six months ended June 30, 2025, we opened 24 new communities in our Northern region compared to 10 new communities opened during the first half of 2024. Our monthly absorption rate in our Northern region declined to 3.4 per community in the six months ended June 30, 2025 from 3.7 per community in the same period in 2024 as a result of increased community count.
Southern Region. During the six months ended June 30, 2025, homebuilding revenue in our Southern region decreased $48.4 million from $1.23 billion in the first half of 2024 to $1.18 billion in the first half of 2025. This 4% decrease in homebuilding revenue was the result of a 2% decrease in the average sales price of homes delivered ($7,000 per home delivered) primarily due to the mix of homes delivered and a 2% decrease in the number of homes delivered (57 units). Operating income in our Southern region decreased 31% from $237.6 million in the first half of 2024 to $164.7 million during the six months ended June 30, 2025. This decrease in operating income was the result of a $64.9 million decline in our gross margin and a $8.0 million increase in selling, general, and administrative expense. Our gross margin percentage declined 440 basis points from 27.7% in the six months ended June 30, 2024 to 23.3% in the same period in 2025 primarily due to a decrease in the number of homes delivered that were impacted by a $28.7 million increase in lot costs and an $11.7 increase in incentives offered.
Selling, general and administrative expense increased $8.0 million from $101.6 million in the first half of 2024 to $109.6 million in the first half of 2025 and increased as a percentage of revenue to 9.3% compared to 8.3% in the first half of 2024. The increase in selling, general and administrative expense was also attributable to a $4.2 million increase in general and administrative expense, which was primarily related to a $1.3 million increase in compensation-related expenses due to our increased headcount, a $1.7 million increase in land-related expenses, and a $1.2 million increase in other miscellaneous expenses. The increase in selling, general and administrative expense was attributable to a $3.8 million increase in selling expense primarily due to a $2.1 million increase related to costs associated with our sales offices, including advertising and compensation and a $1.7 million increase in realtor commissions.

During the six months ended June 30, 2025, we experienced an 8% decrease in new contracts in our Southern region, from 2,638 in the six months ended June 30, 2024 to 2,432 in the first half of 2025 primarily due to weakened demand compared to prior year. Homes in backlog decreased 28% from 1,804 homes at June 30, 2024 to 1,296 homes at June 30, 2025 due primarily to improved construction cycle times allowing us to deliver homes in backlog at a faster rate compared to last year in addition to increased availability of inventory homes compared to prior year. Average sales price in backlog increased from $538,000 at June 30, 2024 to $543,000 at June 30, 2025 primarily due to the mix of homes delivered. During the six months ended June 30, 2025, we opened 26 communities in our Southern region, compared to opening 28 during the first half of 2024. Our monthly absorption rate in our Southern region declined to 3.1 per community in the first half of 2025 from 3.8 per community in the first half of 2024 as a result of increased community count.

Financial Services. Revenue from our mortgage and title operations increased 9% from $57.7 million in the first half of 2024 to $63.0 million in the first half of 2025 due to higher margins on loans sold during the period and improved capture rate compared to 2024's first half, proceeds from the sale of mortgage servicing rights, and a 7% increase in the number of loan originations from 3,174 in the first half of 2024 to 3,395 in the first half of 2025, and an increase in the average loan amount from $391,000 in the six months ended June 30, 2024 to $404,000 in the six months ended June 30, 2025.
Our financial services segment experienced a $3.2 million increase in operating income in the first half of 2025 compared to the same period in 2024, which was primarily due to the increase in revenue discussed above, partially offset by a $2.0 million increase in selling, general and administrative expense compared to the first half of 2024. The increase in selling, general and administrative expense was primarily attributable to a $1.6 million increase in compensation related expenses, a $0.3 million increase in indemnification reserves during the period, and a $0.1 million increase in other miscellaneous expenses.
At June 30, 2025, M/I Financial provided financing services in all of our markets. Approximately 92% of our homes delivered during the first half of 2025 were financed through M/I Financial, compared to 88% during the six months ended June 30, 2024. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense decreased $0.4 million from $41.4 million for the six months ended June 30, 2024 to $41.0 million for the six months ended June 30, 2025, primarily due to a $1.7 million decrease in compensation-related expenses, a $0.1 million decrease in advertising expenses, offset in part by a $0.7 million increase in computer-related costs and a $0.7 million increase in miscellaneous expenses incurred during the period.
Interest Income, net of Interest Expense. The Company earned $9.6 million of interest income - net for the six months ended June 30, 2025 compared to $14.3 million for the six months ended June 30, 2024. This decrease was primarily due to a lower average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 24.1% for the six months ended June 30, 2025 and 23.9% for the six months ended June 30, 2024. The increase in the effective rate from the six months ended June 30, 2024 was primarily attributable to a $1.3 million decrease in tax benefit from equity compensation in 2025.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At June 30, 2025, we had $800.4 million of cash, cash equivalents and restricted cash, with approximately $800.2 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $21.3 million decrease in unrestricted cash and cash equivalents from December 31, 2024. This decrease in cash is primarily due to the decline in home deliveries and the timing of land spend compared to prior year partially offset by a larger beginning of year balance on hand. Our principal uses of cash for the six months ended June 30, 2025 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, debt service requirements, including the repayment of amounts outstanding under our credit facilities, and the repurchase of $100.2 million of our outstanding common shares under our share repurchase programs. In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans, the sale of mortgage servicing rights, excess cash balances, borrowings under our MIF Mortgage Repurchase Facility (as defined below), and other sources of liquidity.
The Company is a party to two primary credit agreements: (1) a $650 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries; and (2) a $300 million mortgage repurchase agreement, dated October 24, 2023, as amended (the “MIF Mortgage Repurchase Facility”), with M/I Financial as borrower.

As of June 30, 2025, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities in an aggregate principal amount of $975.9 million, with $275.9 million payable within 12 months. Future interest payments associated with these notes payable totaled $118.9 million as of June 30, 2025, with $31.9 million payable within 12 months.
As of June 30, 2025, there were no borrowings outstanding and $88.5 million of letters of credit outstanding under our $650 million Credit Facility, leaving $561.5 million available. We expect to continue to manage our balance sheet and liquidity carefully during the remainder of 2025 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in 2025 from cash receipts, excess cash balances and availability under our credit facilities.
During the first half of 2025, we delivered 4,324 homes, started 4,698 homes, ended the quarter with 5,062 homes under construction compared to 5,033 at the end of last year’s second quarter, and spent $247.7 million on land purchases and $240.6 million on land development.

We are actively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of June 30, 2025, we had a total of 25,957 lots under contract, with an aggregate purchase price of approximately $1.56 billion, to be acquired during the remainder of 2025 through 2031.
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
Operating Cash Flow Activities. During the six-month period ended June 30, 2025, we generated $102.6 million of cash from operating activities, compared to generating $143.3 million of cash from operating activities during the first half of 2024. The cash provided by operating activities in the first half of 2025 was primarily a result of net income of $232.5 million, and an increase of $96.7 million in accounts payable, customer deposits and other liabilities, proceeds from the sale of mortgage loans which exceeded mortgage loan originations by $8.1 million, offset, in part, by a $183.6 million increase in inventory purchases, an increase in other assets of $22.0 million, and a decrease in accrued compensation totaling $35.8 million. The cash generated in operating activities during the first half of 2024 was primarily a result of net income of $284.8 million, and an increase of $86.6 million in accounts payable, customer deposits and other liabilities, offset, in part, by a $143.9 million increase in inventory purchases and payments for mortgage loan originations which exceeded the proceeds from the sale of mortgage loans by $54.4 million and a decrease in accrued compensation totaling $25.4 million.
Investing Cash Flow Activities. During the first half of 2025, we used $15.2 million of cash in investing activities, compared to using $27.5 million of cash in investing activities during the first half of 2024. The cash used in investing activities in the first half of 2025 was primarily a result of a $18.4 million increase in our investment in joint venture arrangements and a $3.9 million increase in property and equipment, offset, in part, by $7.1 million of proceeds from the sale of a portion of our mortgage servicing rights. The cash used in investing activities during the first half of 2024 was primarily a result of a $29.0 million increase in our investment in joint venture arrangements and a $5.8 million increase in property and equipment, offset, in part, by $7.2 million of proceeds from the sale of a portion of our mortgage servicing rights.

Financing Cash Flow Activities. During the six months ended June 30, 2025, we used $108.6 million of cash in financing activities, compared to using $11.1 million of cash in financing activities during the first six months of 2024. The cash used in financing activities in 2025 was primarily due to the repurchase of $100.2 million of our outstanding common shares during the first half of 2025, and repayments (net of borrowings) under our MIF Mortgage Repurchase Facility of $10.2 million offset partially by $1.9 million in proceeds from the exercise of stock options during the first half of 2025. The cash used by financing activities in 2024 was primarily due to the repurchase of $75.6 million of our outstanding common shares during the first half of 2024, offset partially by proceeds from borrowings (net of payments) under our MIF Mortgage Repurchase Facility of $56.9 million and $7.5 million in proceeds from the exercise of stock options during the first half of 2024.

On February 11, 2025, the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company was permitted to purchase up to $250 million of its outstanding common shares (the “2025 Share Repurchase Program”), which replaced the 2024 Share Repurchase Program. During the first half of 2025, the Company repurchased 0.9 million outstanding common shares for an aggregate purchase price of $100.2 million under the 2025 Share Repurchase Program which was funded with cash on hand. As of June 30, 2025, the Company is authorized to repurchase an additional $149.8 million of outstanding common shares under the 2025 Share Repurchase Program (see Note 12 to our financial statements for more information).
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

At June 30, 2025 and December 31, 2024, our ratio of homebuilding debt to capital was 18% and 19%, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes and our 2028 Senior Notes) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
Included in the table below is a summary of our available sources of cash from the Credit Facility and the MIF Mortgage Repurchase Facility as of June 30, 2025:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$561,522
Notes payable – financial services (b)	(b)	$275,926	$66
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $2.35 billion of availability for additional senior debt at June 30, 2025. As a result, the full $650 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $88.5 million of letters of credit outstanding at June 30, 2025, leaving $561.5 million available. The Credit Facility has an expiration date of December 9, 2026.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Repurchase Facility, which may be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of M/I Financial's repurchase agreement as of June 30, 2025, which was $300 million. The MIF Mortgage Repurchase Facility has an expiration date of October 21, 2025.
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

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $250 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $1.90 billion at June 30, 2025 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the Company’s number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).

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
As of June 30, 2025, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of June 30, 2025:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$1,901.2	$2,989.5
Leverage Ratio	≤	0.60	—
Interest Coverage Ratio	≥	1.5 to 1.0	21.73 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$896.8	$8.8
Unsold Housing Units and Model Homes	≤	3,149	1,922

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

As of June 30, 2025, there was approximately $276 million outstanding under the MIF Mortgage Repurchase Facility and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Repurchase Facility, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of June 30, 2025:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	12.0 to 1.0	7.26 to 1.0
Liquidity	≥	$10.0	$58.5
Adjusted Net Income	>	$0.0	$29.2
Tangible Net Worth	≥	$25.0	$43.5

Senior Notes.

3.95% Senior Notes. On August 23, 2021, the Company issued $300 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of June 30, 2025, the Company was in compliance with all terms, conditions, and covenants under the indenture.

4.95% Senior Notes. On January 22, 2020, the Company issued $400 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of June 30, 2025, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 8 to our financial statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.
Supplemental Financial Information.
As of June 30, 2025, M/I Homes, Inc. had $300 million aggregate principal amount of its 2030 Senior Notes and $400 million aggregate principal amount of its 2028 Senior Notes outstanding.
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

Summarized Balance Sheet Data

(In thousands)	As of June 30, 2025	As of December 31, 2024
Assets:
Cash	$735,525	$761,412
Investment in joint venture arrangements	$59,056	$59,295
Amounts due from Non-Guarantor Subsidiaries	$21,631	$13,157
Total assets	$4,352,159	$4,169,946

Liabilities and Shareholders’ Equity:
Total liabilities	$1,326,831	$1,284,004
Shareholders’ equity	$3,025,328	$2,885,942

Summarized Statement of Income Data

Six Months Ended
(In thousands)	June 30, 2025
Revenues	$2,075,715
Land and housing costs	$1,599,283
Selling, general and administrative expense	$215,207
Income before income taxes	$276,525
Net income	$208,756

Weighted Average Borrowings. For the three months ended June 30, 2025 and 2024, our weighted average borrowings outstanding were $722.7 million and $718.7 million, respectively, with a weighted average interest rate of 5.29% and 5.33% for the three months ended June 30, 2025 and 2024, respectively. The increase in our weighted average borrowings related to increased average borrowings under the MIF Mortgage Repurchase Facility during the second quarter of 2025 compared to the same period in 2024.
At both June 30, 2025 and December 31, 2024, we had no borrowings outstanding under the Credit Facility. To the extent we elect to borrow under the Credit Facility during the remainder of 2025, the actual amount borrowed and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2025 Share Repurchase Program and any other extraordinary events or transactions. The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $88.5 million of letters of credit issued and outstanding under the Credit Facility at June 30, 2025. During the six months ended June 30, 2025, the average daily amount of letters of credit outstanding under the Credit Facility was $75.7 million and the maximum amount of letters of credit outstanding under the Credit Facility was $88.5 million.

At June 30, 2025, M/I Financial had approximately $275.9 million outstanding under the MIF Mortgage Repurchase Facility. During the six months ended June 30, 2025, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $22.7 million and the maximum amount outstanding was $286.2 million, which occurred during January.
Universal Shelf Registration. In June 2022, the Company filed a universal shelf registration statement with the SEC, which registration statement became effective upon filing and expired in June 2025.
INTEREST RATES AND INFLATION

Our business is significantly affected by general economic conditions within the United States and, particularly, by the impacts of interest rates and inflation. These macroeconomic trends have pressured housing affordability, negatively impacted homebuyer sentiment and impacted the costs of financing land development activities and housing construction.

The annual rate of inflation in the United States was 2.7% in June 2025, as measured by the Consumer Price Index, up slightly from prior quarter, and down from 3.0% in June 2024. As the rate of inflation has declined from 2022’s historic levels, our costs have remained stable. However, continued increases in inflation rates could impact our costs, potentially reduce our gross margins, reduce the purchasing power of potential homebuyers, and negatively impact their ability and desire to buy a home.
Elevated mortgage interest rates have also made it more difficult for homebuyers to qualify for mortgages or obtain mortgages at interest rates that are acceptable to them. Mortgage interest rates continue to hover between 6% and 7%, which is comparable with prior year. We plan to continue to address these elevated rates in 2025 by offering interest rate buydowns to potential homebuyers. We believe that offering mortgage interest rate buydown incentives may cause otherwise hesitant potential homebuyers to decide to enter the homebuying market due to the improved affordability of obtaining a mortgage, and we believe we are well prepared to address increased demand in our markets with our current land position and open communities. However, offering sales incentives, such as interest rate buydowns, may reduce our margins further in 2025 compared to 2024.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility and the MIF Mortgage Repurchase Facility, which permitted borrowings of up to $950 million as of June 30, 2025, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2025	2024
Whole loan contracts and related committed IRLCs	$1,012	$—
Uncommitted IRLCs	317,593	215,696
FMBSs related to uncommitted IRLCs	372,000	228,000
Whole loan contracts and related mortgage loans held for sale	16,841	17,667
FMBSs related to mortgage loans held for sale	258,000	252,000
Mortgage loans held for sale covered by FMBSs	267,599	276,140

The table below shows the measurement of assets and liabilities at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2025	2024
Mortgage loans held for sale	$280,867	$283,540
Forward sales of mortgage-backed securities	(6,198)	2,946
Interest rate lock commitments	6,176	532
Whole loan contracts	(1,242)	(864)
Total	$279,603	$286,154

The following table sets forth the amount of (loss) gain recognized on assets and liabilities for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2025	2024	2025	2024
Mortgage loans held for sale	$5,544	$(623)	$5,452	$(3,471)
Forward sales of mortgage-backed securities	(3,701)	1,647	(9,144)	8,888
Interest rate lock commitments	1,404	(1,322)	4,621	(2,179)
Whole loan contracts	1,235	843	644	(49)
Total gain (loss) recognized	$4,482	$545	$1,573	$3,189

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of June 30, 2025. Because the MIF Mortgage Repurchase Facility is effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at June 30, 2025. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total	6/30/2025
ASSETS:
Mortgage loans held for sale:
Fixed rate	$288,937	—	—	—	—	—	$288,937	$280,867
Weighted average interest rate	5.83%	—	—	—	—	—	5.83%

LIABILITIES:
Long-term debt — fixed rate	—	—	—	$400,000	—	$300,000	$700,000	$677,000
Weighted average interest rate	—	—	—	2.83%	—	1.69%	4.52%
Short-term debt — variable rate	$275,926	—	—	—	—	—	$275,926	$275,926
Weighted average interest rate	6.17%	—	—	—	—	—	6.17%

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities - None.
(b) Use of Proceeds - Not Applicable.
(c) Purchases of Equity Securities

Common shares purchased during the three months ended June 30, 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

April 1, 2025 - April 30, 2025	40,000	$105.17	40,000	$195,738,273
May 1, 2025 - May 31, 2025	420,000	$109.37	420,000	$149,801,549
June 1, 2025 - June 30, 2025	—	$—	—	$149,801,549

Quarter ended June 30, 2025	460,000	$109.01	460,000	$149,801,549
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
Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1	Amendment No. 3 to Master Repurchase Agreement between M/I Financial, LLC and JPMorgan Chase Bank, National Association, dated July 1, 2025 (Filed herewith.)

22	List of Subsidiary Guarantors. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	July 25, 2025	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 25, 2025	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)