Form 10-Q
period 2025-09-30
M/I HOMES, INC.
filed 2025-10-24
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
Common shares, par value $.01 per common share: 26,148,509 shares outstanding as of October 22, 2025.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par values)	September 30, 2025	December 31, 2024

ASSETS:
Cash, cash equivalents and restricted cash	$734,174	$821,570
Mortgage loans held for sale	239,585	283,540
Inventory	3,412,830	3,091,862
Property and equipment - net	32,668	34,513
Investment in joint venture arrangements	81,514	65,334
Operating lease right-of-use assets	50,322	53,895
Deferred income tax asset	13,451	13,451
Goodwill	16,400	16,400
Other assets	188,600	169,231
TOTAL ASSETS	$4,769,544	$4,549,796

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$257,981	$198,579
Customer deposits	61,602	69,327
Operating lease liabilities	51,968	55,365
Other liabilities	293,716	281,019
Community development district obligations	8,747	12,839
Obligation for consolidated inventory not owned	18,122	11,809
Notes payable bank - financial services operations	231,979	286,159
Senior notes due 2028 - net	398,233	397,653
Senior notes due 2030 - net	297,747	297,369
TOTAL LIABILITIES	$1,620,095	$1,610,119

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both September 30, 2025 and December 31, 2024; issued 30,137,141 shares at both September 30, 2025 and December 31, 2024	$301	$301
Additional paid-in capital	339,812	348,705
Retained earnings	3,204,043	2,865,073
Treasury shares - at cost - 3,988,632 and 3,074,118 shares at September 30, 2025 and December 31, 2024, respectively	(394,707)	(274,402)
TOTAL SHAREHOLDERS’ EQUITY	$3,149,449	$2,939,677
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,769,544	$4,549,796

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per common share amounts)	2025	2024	2025	2024

Revenue	$1,131,791	$1,142,909	$3,270,476	$3,299,393
Costs and expenses:
Land and housing	$854,122	$833,468	$2,453,405	$2,397,329
Impairment of inventory and land deposit write-offs	7,583	—	7,583	—
General and administrative	70,766	68,285	197,086	188,363
Selling	64,049	59,163	180,490	171,598
Interest income, net of interest expense	(4,548)	(6,680)	(14,122)	(20,948)
Total costs and expenses	$991,972	$954,236	$2,824,442	$2,736,342

Income before income taxes	139,819	188,673	446,034	563,051

Provision for income taxes	33,329	43,224	107,064	132,795

Net income	$106,490	$145,449	$338,970	$430,256
Earnings per common share:
Basic	$4.01	$5.26	$12.60	$15.45
Diluted	$3.92	$5.10	$12.32	$14.99

Weighted average shares outstanding:
Basic	26,544	27,644	26,895	27,857
Diluted	27,188	28,534	27,513	28,703

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Months Ended September 30, 2025

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at June 30, 2025	26,339,786	$301	$344,536	$3,097,553	$(360,254)	$3,082,136
Net income	—	—	—	106,490	—	106,490
Stock options exercised	120,200	—	(5,149)	—	11,597	6,448
Stock-based compensation expense	—	—	4,525	—	—	4,525
Repurchase of common shares	(355,000)	—	—	—	(50,179)	(50,179)
Deferral of executive and director compensation	—	—	29	—	—	29
Executive and director deferred compensation distributions	43,523	—	(4,129)	—	4,129	—
Balance at September 30, 2025	26,148,509	$301	$339,812	$3,204,043	$(394,707)	$3,149,449

	Nine Months Ended September 30, 2025

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2024	27,063,023	$301	$348,705	$2,865,073	$(274,402)	$2,939,677
Net income	—	—	—	338,970	—	338,970
Stock options exercised	160,200	—	(6,940)	—	15,252	8,312
Stock-based compensation expense	—	—	12,641	—	—	12,641
Repurchase of common shares	(1,237,000)	—	—	—	(150,378)	(150,378)
Deferral of executive and director compensation	—	—	227	—	—	227
Executive and director deferred compensation distributions	162,286	—	(14,821)	—	14,821	—
Balance at September 30, 2025	26,148,509	$301	$339,812	$3,204,043	$(394,707)	$3,149,449

	Three Months Ended September 30, 2024
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at June 30, 2024	27,403,908	$301	$350,554	$2,586,155	$(195,893)	$2,741,117
Net income	—	—	—	145,449	—	145,449
Stock options exercised	123,146	—	(3,549)	—	9,034	5,485
Stock-based compensation expense	—	—	3,510	—	—	3,510
Repurchase of common shares	(322,000)	—	—	—	(50,234)	(50,234)
Deferral of executive and director compensation	—	—	29	—	—	29
Executive and director deferred compensation distributions	—	—	—	—	—	—
Balance at September 30, 2023	27,205,054	$301	$350,544	$2,731,604	$(237,093)	$2,845,356

	Nine Months Ended September 30, 2024
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2023	27,761,299	$301	$349,907	$2,301,348	$(134,617)	$2,516,939
Net income	—	—	—	430,256	—	430,256
Stock options exercised	310,696	—	(7,172)	—	20,206	13,034
Stock-based compensation expense	—	—	10,859	—	—	10,859
Repurchase of common shares	(922,000)	—	—	—	(125,819)	(125,819)
Deferral of executive and director compensation	—	—	87	—	—	87
Executive and director deferred compensation distributions	55,059	—	(3,137)	—	3,137	—
Balance at September 30, 2024	27,205,054	$301	$350,544	$2,731,604	$(237,093)	$2,845,356
See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024

OPERATING ACTIVITIES:
Net income	$338,970	$430,256
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Impairment of inventory and land deposit write-offs	7,583	—
Mortgage loan originations	(2,121,412)	(1,923,219)
Proceeds from the sale of mortgage loans	2,171,263	1,856,834
Fair value adjustment of mortgage loans held for sale	(5,896)	(98)
Capitalization of originated mortgage servicing rights	(4,827)	(3,845)
Amortization of mortgage servicing rights	768	954
Depreciation	11,525	10,511
Amortization of debt issue costs	2,504	2,425
Gain on sale of mortgage servicing rights	(1,718)	(2,613)
Loss on early extinguishment of debt	—	—
Stock-based compensation expense	12,641	10,859
Excess tax benefits on equity compensation	(2,316)	(4,612)
Other, net	—	3,240
Change in assets and liabilities:
Inventory	(314,542)	(335,062)
Other assets	(12,011)	(33,366)
Accounts payable	59,402	52,030
Customer deposits	(7,725)	2,215
Accrued compensation	(17,291)	(4,322)
Other liabilities	29,138	13,154
Net cash provided by operating activities	146,056	75,341

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,352)	(6,350)
Return of capital from joint venture arrangements	2,002	—
Investment in joint venture arrangements	(34,410)	(45,920)
Proceeds from sale of mortgage servicing rights	7,062	7,233
Net cash used in investing activities	(30,698)	(45,037)

FINANCING ACTIVITIES:
Net proceeds from (repayments of) bank borrowings - financial services operations	(54,180)	69,597
Repurchase of common shares	(150,378)	(125,819)
Debt issue costs	(6,508)	—
Proceeds from exercise of stock options	8,312	13,034
Net cash used in financing activities	(202,754)	(43,188)
Net decrease in cash, cash equivalents and restricted cash	(87,396)	(12,884)
Cash, cash equivalents and restricted cash balance at beginning of period	821,570	732,804
Cash, cash equivalents and restricted cash balance at end of period	$734,174	$719,920

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$7,609	$7,426
Income taxes	$103,809	$131,959

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(4,092)	$(4,166)
Consolidated inventory not owned	$6,313	$(15,384)
Distribution of single-family lots from joint venture arrangements	$16,223	$27,234

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

Significant Accounting Policies

There have been no significant changes to our significant accounting policies during the quarter ended September 30, 2025 as compared to those disclosed in our 2024 Form 10-K.
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
A summary of the Company’s inventory as of September 30, 2025 and December 31, 2024 is as follows:

(In thousands)	September 30, 2025	December 31, 2024
Single-family lots, land and land development costs	$1,743,476	$1,630,190
Land held for sale	9,231	7,699
Homes under construction	1,457,843	1,271,626
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2025 - $14,197; December 31, 2024 - $12,765)	93,891	88,216
Community development district infrastructure	8,747	12,839
Land purchase deposits	81,520	69,483
Consolidated inventory not owned	18,122	11,809
Total inventory	$3,412,830	$3,091,862

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of September 30, 2025 and December 31, 2024, we had 3,001 homes (with a carrying value of $707.3 million) and 2,502 homes (with a carrying value of $551.3 million), respectively, included in homes under construction that were not subject to a sales contract.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability at the time of closing and the transfer of the property. The Company recorded an $8.7 million liability and a $12.8 million liability related to these CDD bond obligations as of September 30, 2025 and December 31, 2024, respectively, along with the related inventory infrastructure.

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

Capitalized Interest
The Company capitalizes interest during land development and home construction. Capitalized interest is charged to land and housing costs and expenses as the related inventory is delivered to a third party.  A summary of capitalized interest for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Capitalized interest, beginning of period	$38,742	$33,858	$35,953	$32,144
Interest capitalized to inventory	8,955	8,952	26,872	26,906
Capitalized interest charged to land and housing costs and expenses	(7,651)	(7,632)	(22,779)	(23,872)
Capitalized interest, end of period	$40,046	$35,178	$40,046	$35,178

Interest incurred - net	$4,407	$2,272	$12,750	$5,958
NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of September 30, 2025 and December 31, 2024, our investment in such joint venture arrangements totaled $81.5 million and $65.3 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $16.2 million increase during the nine-month period ended September 30, 2025 was driven primarily by our cash contributions to our joint venture arrangements during the first nine months of 2025 of $34.4 million, offset, in part, by lot distributions from our joint venture arrangements of $16.2 million and return of capital from joint ventures of $2.0 million.
The majority of our investment in joint venture arrangements for both September 30, 2025 and December 31, 2024 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of September 30, 2025 and December 31, 2024, the Company had $75.1 million and $59.3 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of September 30, 2025 and December 31, 2024, the Company had $6.4 million and $6.0 million of equity invested in LLCs, respectively. The Company’s percentage of ownership in these LLCs as of both September 30, 2025 and December 31, 2024 ranged from 25% to 50%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. There were no losses or income from the Company’s LLCs during the three and nine months ended September 30, 2025 or the three and nine months ended September 30, 2024. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of September 30, 2025 was the amount invested of $81.5 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the 2024 Form 10-K. If we are deemed to be the primary beneficiary of a VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2025 and December 31, 2024, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation. Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of our mortgage servicing rights were $8.3 million at September 30, 2025. At December 31, 2024, both the carrying value and fair value of our mortgage servicing rights were $9.9 million.
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
The table below shows the notional amounts of our financial instruments at September 30, 2025 and December 31, 2024:

Description of Financial Instrument (in thousands)	September 30, 2025	December 31, 2024
Whole loan contracts and related committed IRLCs	$3,401	$—
Uncommitted IRLCs	320,905	215,696
FMBSs related to uncommitted IRLCs	344,000	228,000
Whole loan contracts and related mortgage loans held for sale	10,310	17,667
FMBSs related to mortgage loans held for sale	247,000	252,000
Mortgage loans held for sale covered by FMBSs	231,158	276,140

The following table sets forth the amount of (loss) gain recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2025	2024	2025	2024
Mortgage loans held for sale	$443	$3,569	$5,896	$98
Forward sales of mortgage-backed securities	2,052	(2,896)	(7,092)	5,992
Interest rate lock commitments	168	1,709	4,789	(470)
Whole loan contracts	(488)	493	156	444
Total gain (loss) recognized	$2,175	$2,875	$3,749	$6,064

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	September 30, 2025		September 30, 2025
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$4,146
Interest rate lock commitments	Other assets	5,383	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	770
Total fair value measurements		$5,383		$4,916

	Asset Derivatives		Liability Derivatives
	December 31, 2024		December 31, 2024
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$2,946	Other liabilities	$—
Interest rate lock commitments	Other assets	532	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	864
Total fair value measurements		$3,478		$864
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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and nine months ended September 30, 2025, the Company recorded $6.0 million of inventory impairment charges and $1.6 million of write-offs of land deposits for land we no longer intend to acquire as part of our efforts to optimize our land portfolio.
Investment in Unconsolidated Joint Ventures. We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the 2024 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and nine months ended September 30, 2025 and 2024, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2025 and December 31, 2024. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		September 30, 2025		December 31, 2024
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$734,174	$734,174	$821,570	$821,570
Mortgage loans held for sale	Level 2	239,585	239,585	283,540	283,540
Interest rate lock commitments	Level 2	5,383	5,383	532	532
Forward sales of mortgage-backed securities	Level 2	—	—	2,946	2,946
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	—	—
Notes payable - financial services operations	Level 2	231,979	231,979	286,159	286,159
Senior notes due 2028 (a)	Level 2	400,000	397,500	400,000	383,500
Senior notes due 2030 (a)	Level 2	300,000	286,125	300,000	267,375
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	770	770	864	864
Forward sales of mortgage-backed securities	Level 2	4,146	4,146	—	—
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at September 30, 2025 and December 31, 2024:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole Loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2028 and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at September 30, 2025 and December 31, 2024. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended September 30, 2025 under the Company’s $900 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the secured overnight financing rate (“SOFR”) plus a margin of 150 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
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
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $816.5 million and $936.0 million were covered under these guarantees as of September 30, 2025 and December 31, 2024, respectively. The decrease in loans covered by these guarantees from December 31, 2024 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at September 30, 2025, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $1.0 million and $4.7 million for September 30, 2025 and December 31, 2024, respectively.
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
The Company recorded a liability relating to the guarantees described above totaling $1.2 million and $1.3 million for periods ending September 30, 2025 and December 31, 2024, respectively which is management’s best estimate of the Company’s liability with respect to such guarantees.
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

A summary of warranty activity for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Warranty reserves, beginning of period	$35,232	$33,061	$36,219	$31,980
Warranty expense on homes delivered during the period	6,158	6,131	17,707	17,634
Changes in estimates for pre-existing warranties	547	915	493	1,517
Settlements made during the period	(6,213)	(6,305)	(18,695)	(17,329)
Warranty reserves, end of period	$35,724	$33,802	$35,724	$33,802

Performance Bonds and Letters of Credit

At September 30, 2025, the Company had outstanding approximately $567.8 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2030. Included in this total are: (1) $471.0 million of performance and maintenance bonds and $77.6 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $13.3 million of financial letters of credit, of which $12.9 million represent deposits on land and lot purchase agreements; (3) $4.7 million of financial bonds; and (4) $1.2 million of corporate notes.

Land Option Contracts and Other Similar Contracts

At September 30, 2025, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $1.61 billion. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters
The Company and certain of its subsidiaries have been named as defendants in certain legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. For September 30, 2025 and December 31, 2024, the Company had $1.4 million and $1.2 million, respectively, reserved for legal expenses.
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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis via a quantitative test during the fourth quarter of 2024, and there was no impairment recorded at December 31, 2024. At September 30, 2025, no indicators for impairment existed and therefore no impairment was recorded. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen or other events occur that could impact the fair value of the reporting unit.

NOTE 8. Debt
Notes Payable - Homebuilding
On September 18, 2025, the Company entered into an amendment to the Credit Facility which, among other things, (1) increased the commitments from lenders to $900 million, (2) extended the maturity to September 18, 2030, (3) increased the accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $1.05 billion, subject to obtaining additional commitments from lenders, (4) decreased the SOFR margin to 150 basis points from 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s then applicable leverage ratio), (5) decreased the commitment fee paid quarterly by the Company on the remaining available commitment amount by 5 basis points to 25 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s then applicable leverage ratio) and (6) increased the borrowing base advance rates for certain categories of inventory used to calculate the available amount under the Credit Facility.

Interest on amounts borrowed under the Credit Facility is payable at multiple interest rate options including one, three or six month adjusted term SOFR plus a margin of 150 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio). The Credit Facility also contains certain financial covenants. At September 30, 2025, the Company was in compliance with all financial covenants of the Credit Facility.
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $2.47 billion of availability for additional senior debt at September 30, 2025. As a result, the full $900 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At September 30, 2025, there were no borrowings outstanding and $91.0 million of letters of credit outstanding, leaving a net remaining borrowing availability of $809.0 million. The Credit Facility includes a $250 million sub-facility for letters of credit.
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

Notes Payable - Financial Services
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate based on Daily Adjusting One-Month Term SOFR plus a margin as defined in the repurchase agreement. The MIF Mortgage Repurchase Facility also contains certain financial covenants. At September 30, 2025, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility.
At both September 30, 2025 and December 31, 2024, M/I Financial’s maximum borrowing availability under the MIF Mortgage Repurchase Facility was $300 million. At September 30, 2025 and December 31, 2024, M/I Financial had $232.0 million and $286.2 million, respectively, in borrowings outstanding under the MIF Mortgage Repurchase Facility.
On October 21, 2025, M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility and a new mortgage repurchase agreement (“MIF Master Repurchase Agreement”). The amendment to the MIF Mortgage Repurchase Facility extends the term of the MIF Mortgage Repurchase Facility for an additional year to October 20, 2026 and decreases the aggregate commitment amount to $200 million. The MIF Master Repurchase Agreement provides for an uncommitted maximum borrowing availability of $100 million and expires on October 20, 2026 or upon agent demand with a 30 day notice. The MIF Master Repurchase Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Master Repurchase Agreement at a per annum rate based on Daily Simple SOFR plus a margin as defined in the agreement. The MIF Master Repurchase Agreement contains the same financial covenants as the MIF Mortgage Repurchase Facility, each of which is defined in the MIF Mortgage Repurchase Facility. As of the date of this report, M/I Financial’s total combined maximum borrowing availability under the MIF Mortgage Repurchase Facility and the MIF Master Repurchase Agreement was $300 million.
Senior Notes
As of both September 30, 2025 and December 31, 2024, we had $300.0 million of our 2030 Senior Notes outstanding. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year, and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As of both September 30, 2025 and December 31, 2024, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price is currently 101.238% of the principal amount outstanding and will decline to 100.000% of the principal amount outstanding if redeemed on or after February 1, 2026, but prior to maturity.
The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of September 30, 2025, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of September 30, 2025, the Company was in compliance with all terms, conditions, and covenants under the indenture.

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
The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $900.9 million at September 30, 2025 and $900.2 million at December 31, 2024. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our board of directors (see Note 12 to our financial statements for more information).

NOTE 9. Earnings Per Common Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per common share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per common share amounts)	2025	2024	2025	2024
NUMERATOR
Net income	$106,490	$145,449	$338,970	$430,256
DENOMINATOR
Basic weighted average shares outstanding	26,544	27,644	26,895	27,857
Dilutive securities	644	890	618	846
Diluted weighted average shares outstanding	27,188	28,534	27,513	28,703
Earnings per common share:
Basic	$4.01	$5.26	$12.60	$15.45
Diluted	$3.92	$5.10	$12.32	$14.99
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	—	—	—	—
NOTE 10. Income Taxes
The Inflation Reduction Act (IRA) was enacted on August 16, 2022 to address the high cost of prescription drugs, healthcare availability, climate change and inflation. The IRA extended the energy efficient homes credit through 2032 and, as a result, the Company recognized a $2.8 million tax benefit for energy efficient homes credit during both the nine months ended September 30, 2025 and the nine months ended September 30, 2024. The One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025 which accelerates the termination date of the energy efficient homes credit to June 30, 2026. The Company is still assessing the full impact that the OBBBA will have on its consolidated financial statements.
During the three months ended September 30, 2025 and 2024, the Company recorded a tax provision of $33.3 million and $43.2 million, respectively, which reflects income tax expense related to income before income taxes for the periods. The effective tax rate for the three months ended September 30, 2025 and 2024 was 23.8% and 22.9%, respectively. The increase in the effective rate from the three months ended September 30, 2024 was primarily attributable to a $1.0 million decrease in tax benefits from equity compensation in 2025.
During the nine months ended September 30, 2025 and 2024, the Company recorded a tax provision of $107.1 million and $132.8 million, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 was 24.0% and 23.6%, respectively. The increase in the effective rate from the nine months ended September 30, 2024 was primarily attributable to a $2.3 million decrease in tax benefit from equity compensation in 2025.

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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment: revenue; cost of sales; selling, general and administrative expense; operating income; interest (income) expense; and income before income taxes for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenue:
Northern homebuilding	$487,931	$498,503	$1,386,558	$1,371,804
Southern homebuilding	609,211	614,436	1,786,299	1,839,895
Financial services (a)	34,649	29,970	97,619	87,694
Total revenue	$1,131,791	$1,142,909	$3,270,476	$3,299,393

Cost of Sales:
Northern homebuilding	$375,573	$387,709	$1,072,011	$1,065,250
Southern homebuilding	486,132	445,759	1,388,977	1,332,079
Financial services (a)	—	—	—	—
Total cost of sales (b)	$861,705	$833,468	$2,460,988	$2,397,329

General and administrative expense:
Northern homebuilding	$10,579	$10,605	$30,538	$30,170
Southern homebuilding	21,160	20,750	60,972	56,381
Financial services (a)	14,681	13,402	41,342	38,056
Segment general and administrative expense	$46,420	$44,757	$132,852	$124,607
Corporate and unallocated general and administrative expense	24,346	23,528	64,234	63,756
Total general and administrative expense	$70,766	$68,285	$197,086	$188,363

Selling expense:
Northern homebuilding	$24,411	$24,704	$70,035	$70,017
Southern homebuilding	39,030	33,787	108,730	99,702
Financial services (a)	—	—	—	—
Segment selling expense	$63,441	$58,491	$178,765	$169,719
Corporate and unallocated selling expense	608	672	1,725	1,879
Total selling expense	$64,049	$59,163	$180,490	$171,598

Operating income:
Northern homebuilding	$77,368	$75,485	$213,974	$206,367
Southern homebuilding	62,889	114,140	227,620	351,733
Financial services (a)	19,968	16,568	56,277	49,638
Segment operating income	$160,225	$206,193	$497,871	$607,738
Corporate selling, general and administrative expense	(24,954)	(24,200)	(65,959)	(65,635)
Total operating income (b)	$135,271	$181,993	$431,912	$542,103

Interest (income) expense - net:
Northern homebuilding	$(22)	$(59)	$(69)	$(195)
Southern homebuilding	(192)	(618)	(194)	(1,016)
Financial services (a)	3,370	3,632	9,097	9,990
Segment Interest (income) expense - net	$3,156	$2,955	$8,834	$8,779
Corporate Interest (income) expense - net	(7,704)	(9,635)	(22,956)	(29,727)
Total interest income, net of interest expense	$(4,548)	$(6,680)	$(14,122)	$(20,948)

Income before income taxes	$139,819	$188,673	$446,034	$563,051
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.
(b)For the quarter ended September 30, 2025, total cost of sales and operating income was reduced by $7.6 million, related to inventory impairment charges and land deposit write-offs taken during the period. $1.3 million and $6.3 million of these charges and write-offs were attributable to the Northern homebuilding operating segment and the Southern homebuilding operating segment, respectively.
.

The following tables show total assets by segment at September 30, 2025 and December 31, 2024:

	September 30, 2025
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and Unallocated	Total
Deposits on real estate under option or contract	$17,148	$64,372		$—	$81,520	$—	$81,520
Inventory (a)	1,171,163	2,160,147		—	3,331,310	—	3,331,310
Investments in joint venture arrangements	—	81,514		—	81,514	—	81,514
Other assets	41,643	142,135	(b)	327,427	511,205	763,995	1,275,200
Total assets	$1,229,954	$2,448,168		$327,427	$4,005,549	$763,995	$4,769,544

	December 31, 2024
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and Unallocated	Total
Deposits on real estate under option or contract	$12,209	$57,274		$—	$69,483	$—	$69,483
Inventory (a)	1,041,713	1,980,666		—	3,022,379	—	3,022,379
Investments in joint venture arrangements	—	65,334		—	65,334	—	65,334
Other assets	37,721	132,316	(b)	370,558	540,595	852,005	1,392,600
Total assets	$1,091,643	$2,235,590		$370,558	$3,697,791	$852,005	$4,549,796
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

The Company repurchased 0.4 million outstanding common shares at an aggregate purchase price of $50.2 million under the 2025 Share Repurchase Program during the third quarter of 2025. As of September 30, 2025, $99.6 million remained available for repurchases under the 2025 Share Repurchase Program.
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
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Housing	$1,095,418	$1,111,389	$3,159,924	$3,199,946
Land sales	1,724	1,550	12,933	11,753
Financial services (a)	34,649	29,970	97,619	87,694
Total revenue	$1,131,791	$1,142,909	$3,270,476	$3,299,393
(a)Revenue includes hedging losses of $8.2 million and $8.7 million for the three months ended September 30, 2025 and 2024, respectively. Revenue includes hedging losses of $6.7 million and $4.7 million for the nine months ended September 30, 2025 and 2024, respectively. Hedging losses do not represent revenue recognized from contracts with customers.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for 97% of our total revenues for each of the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 166,200 homes since commencing homebuilding activities in 1976. The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Ft. Myers/Naples, Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended September 30, 2025 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K.
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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee
Overview

During the first nine months of 2025, the housing market continued to face significant pressure due to persistent macroeconomic challenges, including elevated mortgage interest rates, rising lot costs, limited affordable housing availability, and overall economic uncertainty. To stimulate demand, we implemented various affordability strategies, including sales incentives and mortgage rate buydowns for homebuyers. Although we saw increased traffic in the third quarter compared to the prior year, the urgency of buyers to purchase a home remained subdued. Interest rates declined slightly following the Federal Reserve’s 25 basis point rate cut late in the third quarter, but the impact on demand was minimal. Despite these headwinds, we achieved a third-quarter record for homes delivered. However, profitability was negatively affected compared to the prior year by the cost of incentives and rate buydowns offered.
Due to ongoing market and economic uncertainty, we recorded during the third quarter of 2025 $6.0 million of inventory impairment charges and $1.6 million of write-offs of land deposits for land we no longer intend to acquire as part of our efforts to optimize our land portfolio.

Although our performance in the first nine months of 2025 did not match the record levels achieved in 2024, it remained consistent with our expectations. Key comparisons between the third quarter and first nine months of 2025 and 2024 are as follows:

•Revenue decreased 1% to $1.13 billion and decreased 1% to $3.27 billion, respectively
•Number of homes delivered increased 1% to 2,296 homes (third quarter record) and slightly decreased to 6,620 homes, respectively
•Income before income taxes decreased 26% to $139.8 million and decreased 21% to $446.0 million, respectively
•Gross margins decreased 320 basis points to 23.9% and decreased 250 basis points to 24.8%, respectively
•Net income decreased 27% to $106.5 million and decreased 21% to $339.0 million, respectively
•New contracts decreased 6% to 1,908 from 2,023 and decreased 8% to 6,278 from 6,825, respectively
•Shareholders’ equity of $3.1 billion (all time record), an 11% increase from a year ago, with book value per common share increasing to a record high $120 per share
•Homebuilding debt to capital was 18% and 20%, respectively

Additionally, our financial services segment achieved a quarterly record for revenue and delivered strong income before taxes driven by higher margins, an improved capture rate and an increase in loan originations.

Our company-wide absorption pace of sales per community for the third quarter of 2025 declined to 2.7 per month compared to 3.2 per month for the prior year’s third quarter as a result of the macroeconomic conditions described above. We plan to open additional new communities during the remainder of 2025 and increase our average community count by about 5% from 2024.
Summary of Company Financial Results

Income before income taxes for the third quarter of 2025 decreased $48.9 million from $188.7 million in the third quarter of 2024 to $139.8 million in 2025. Net income was $106.5 million, or $3.92 per diluted share, in 2025's third quarter, compared to $145.4 million, or $5.10 per diluted share, in 2024's third quarter. Our effective tax rate was 23.8% in 2025’s third quarter compared to 22.9% in 2024. For the nine months ended September 30, 2025, income before income taxes decreased $117.0 million from $563.1 million in the nine months ended September 30, 2024 to $446.0 million in 2025. We achieved net income of $339.0 million, or $12.32 per diluted share, during the nine months ended September 30, 2025 compared to net income of $430.3 million, or $14.99 per diluted share, in the nine months ended September 30, 2024. Our effective tax rate was 24.0% in 2025's first nine months compared to 23.6% in the same period in 2024
During the quarter ended September 30, 2025, our total revenue was $1.13 billion, of which $1.10 billion was from homebuilding and $34.6 million was from our financial services operations. Revenue from homebuilding decreased 1% in 2025's third quarter compared to the same period in 2024 driven primarily by a 2% decrease in the average sales price of homes delivered ($12,000 per home delivered) offset in part by a 1% increase in the number of homes delivered (25 units). Our revenue and average sales price reflect a $53.5 million reduction for incentives and closing costs in 2025’s third quarter compared to a $39.6 million reduction for incentives and closing costs in 2024’s third quarter. Revenue from our financial services segment increased 16% to $34.6 million in the third quarter of 2025 as a result of higher margins on loans sold, improved capture rate and an increase in loans originated during the period compared to the third quarter of 2024. For the nine months ended September 30, 2025, we recorded year-to-date total revenue of $3.27 billion, of which $3.16 billion was from homes delivered and $97.6 million was from our financial services operations. Revenue from homes delivered decreased 1% in the nine months ended September 30, 2025 compared to the same period in 2024 driven primarily by decreases in the number of homes delivered (33 units) and the average sales price of homes delivered ($4,000 per home delivered). Our revenue and average sales price reflect an $140.6 million reduction for incentives and closing costs in 2025’s first nine months compared to a $90.6 million reduction for incentives and closing costs in 2024’s first nine months. Revenue from our financial services segment increased 11% to $97.6 million in the first nine months of 2025 compared to the nine months ended September 30, 2024 as a result of an increase in the average loan amount, improved capture rate, higher margins on loans sold during the period and an increase in loans sold during the period.
Total gross margin (total revenue less total land and housing costs) decreased $39.4 million in the third quarter of 2025 compared to the third quarter of 2024 as a result of a $44.0 million decline in the gross margin of our homebuilding operations partially offset by a $4.6 million increase in the gross margin of our financial services operations. Our homebuilding gross margin percentage declined by 360 basis points to 21.5% in the third quarter of 2025 from 25.1% in the third quarter of 2024. The decline in gross margin dollars primarily resulted from the decrease in average sales price of homes delivered, $18.7 million increase in lot costs and a $10.8 million increase in interest rate buydowns offered partially offset by a 1% increase in homes delivered in 2025 compared to 2024. Our homebuilding gross margin may fluctuate from quarter to quarter depending on the mix of communities delivering homes due to the variation in margin between different communities and incentives used to encourage demand due to market conditions. The gross margin of our financial services operations increased $4.6 million in the third quarter of 2025 compared to the third quarter of 2024 as a result of higher margins on loans sold, improved capture rate and an increase in the number of loan originations. Total gross margin decreased $92.6 million in the nine months ended September 30, 2025 compared to the same period in 2024 as a result of a $102.5 million decline in the gross margin of our homebuilding operations offset, in part, by a $9.9 million improvement in the gross margin of our financial services operations. This decrease in the gross margin of our homebuilding operations is primarily due to a decrease in the number of homes delivered, a $52.2 million increase in lot costs and a $35.9 million increase in interest rate buydowns. The gross margin of our financial services operations increased $9.9 million in the nine months ended September 30, 2025 compared to the same period in 2024 as a result of higher margins on loans sold, an increased number of loans sold and an increase in the number of loan originations during the first nine months of 2025 compared to the first nine months of 2024.
We opened 64 new communities during the nine months ended September 30, 2025 and closed 51 communities. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. The mix of communities delivering homes may cause fluctuations in our new contracts, absorption pace and housing gross margin from year to year.
For the three months ended September 30, 2025, selling, general and administrative expense increased $7.4 million, and increased as a percentage of revenue from 11.2% in the third quarter of 2024 to 11.9% in the third quarter of 2025. Selling expense increased $4.9 million from 2024's third quarter and increased as a percentage of revenue to 5.7% in 2025's third quarter from 5.2% for the same period in 2024. The dollar increase in selling expense related to a $3.1 million increase in realtor commissions and a $0.8 million increase in bonuses and sales commissions due to the increase in the homes delivered during the period compared to prior year and a $1.0 million increase in costs associated with our sales offices, including compensation-related expenses in the third quarter of 2025. General and administrative expense increased $2.5 million in the third quarter of 2025 compared to third quarter of 2024 and increased as a percentage of revenue to 6.3% in the third quarter of 2025 from 6.0% in the third quarter of 2024. The dollar increase in general and administrative expense was primarily due to a $0.9 million increase in compensation-related expenses due to increased head count, a $0.9 million increase in costs associated with information systems, a $0.4 million increase in land related expenses and a $0.3 million increase in miscellaneous expenses. For the nine months ended September 30, 2025, selling, general and administrative expense increased $17.6 million, and increased as a percentage of revenue from 10.9% in the nine months ended September 30, 2024 to 11.5% in the nine months ended September 30, 2025. Selling expense increased $8.9 million from the nine months ended September 30, 2024 and increased as a percentage of revenue to 5.5% in 2025's first nine months from 5.2% for the same period in 2024. The dollar increase in selling expense in the third quarter of 2025 related to a $5.1 million increase in costs associated with our sales offices, including compensation-related and advertising expenses, and a $4.3 million increase in realtor commissions offset in part by a $0.5 million decrease in sales commissions. General and administrative expense increased $8.7 million compared to the nine months ended September 30, 2024 and increased as a percentage of revenue from 5.7% in the nine months ended September 30, 2024 to 6.0% in the nine months ended September 30, 2025. The increase in general and administrative expense was primarily due to a $4.5 million increase in compensation-related expenses due to higher average headcount and equity incentives offset in part by bonus expense, a $2.3 million increase in costs associated with information systems, a $0.9 million increase in land-related expenses, and a $1.0 million increase in various other expenses.
Outlook
The housing market continues to face persistent macroeconomic challenges including elevated mortgage interest rates, affordability concerns and general economic uncertainties such as tariffs, inflation, job security and recession concerns. Despite these pressures, we remain optimistic about the long-term outlook for our business. We expect the softer market conditions observed in the first nine months of 2025 to continue through the remainder of the year. These conditions have contributed to reduced consumer confidence and extended homebuying decision timelines compared to recent years. In response, we are taking proactive measures, including controlling overhead, managing land investments and development expenditures prudently, maintaining pricing discipline, and offering targeted incentives including mortgage interest rate buydowns, to support affordability, stimulate demand, drive order activity, and reduce cancellations.

We continue to believe that the long-term fundamentals of the housing market are strong and supported by favorable demographic trends, rising household formations, and a persistent undersupply of both new and resale homes. We are also encouraged by emerging signs that mortgage rates could move closer to six percent, which we believe would meaningfully improve affordability and reignite buyer activity. In addition, the Federal Housing Financing Authority’s decision to expand approved credit scoring models to include VantageScore 4.0, which recognizes rent and utility payment histories, may also broaden access to homeownership.

We believe we are well-positioned to navigate this period of uncertainty. Our backlog remains healthy—though lower than the prior year—with an average sales price 2% higher than at the end of the third quarter of 2024. We also believe our strong balance sheet and ample liquidity provide us with the flexibility to respond effectively to changing market conditions. Nonetheless, we recognize that continued success will require agility, and we cannot guarantee that our current strategies will remain effective as the housing market continues to evolve.

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

During the nine months ended September 30, 2025, we invested $363.1 million in land acquisitions and $421.9 million in land development compared to $365.6 million and $444.7 million, respectively, during the nine months ended September 30, 2024. We invested in fewer land acquisitions in the nine months ended September 30, 2025 compared to the first nine months of 2024 as a result of the land supply needs of our divisions. We continue to closely review our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land acquisition and development spend accordingly.
We ended the third quarter of 2025 with approximately 50,600 lots under control, which represents an approximately six-year supply of lots based on the past twelve months of homes delivered, including certain lots that we anticipate selling to third parties. This represents a 3% decrease from our approximately 52,200 lots under control at the end of last year’s third quarter.
We opened 64 communities and closed 51 communities in the nine months ended September 30, 2025, ending the third quarter with 233 active communities, compared to 217 at the end of last year’s third quarter. Although the timing of opening new communities and closing existing communities is subject to substantial variation, we expect to grow our average community count by approximately 5% in 2025 compared to 2024.

The following table shows, by segment: revenue; cost of sales; selling, general and administrative expense; operating income; and interest (income) expense - net for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenue:
Northern homebuilding	$487,931	$498,503	$1,386,558	$1,371,804
Southern homebuilding	609,211	614,436	1,786,299	1,839,895
Financial services (a)	34,649	29,970	97,619	87,694
Total revenue	$1,131,791	$1,142,909	$3,270,476	$3,299,393

Cost of Sales:
Northern homebuilding	$375,573	$387,709	$1,072,011	$1,065,250
Southern homebuilding	486,132	445,759	1,388,977	1,332,079
Financial services (a)	—	—	—	—
Total cost of sales (b)	$861,705	$833,468	$2,460,988	$2,397,329

General and Administrative Expense:
Northern homebuilding	$10,579	$10,605	$30,538	$30,170
Southern homebuilding	21,160	20,750	60,972	56,381
Financial services (a)	14,681	13,402	41,342	38,056
Segment general and administrative expense	$46,420	$44,757	132,852	$124,607
Corporate and unallocated general administrative expense	24,346	23,528	64,234	63,756
Total general and administrative expense	$70,766	$68,285	$197,086	$188,363

Selling Expense
Northern homebuilding	$24,411	$24,704	$70,035	$70,017
Southern homebuilding	39,030	33,787	108,730	99,702
Financial services (a)	—	—	—	—
Segment selling expense	$63,441	$58,491	$178,765	$169,719
Corporate and unallocated selling expense	608	672	1,725	1,879
Total selling expense:	$64,049	$59,163	$180,490	$171,598

Operating income:
Northern homebuilding	$77,368	$75,485	$213,974	$206,367
Southern homebuilding	62,889	114,140	227,620	351,733
Financial services (a)	19,968	16,568	56,277	49,638
Segment operating income	$160,225	$206,193	$497,871	$607,738
Corporate selling, general and administrative expense	(24,954)	(24,200)	(65,959)	(65,635)
Total operating income (b)	$135,271	$181,993	$431,912	$542,103

Interest (income) expense - net:
Northern homebuilding	$(22)	$(59)	$(69)	$(195)
Southern homebuilding	(192)	(618)	(194)	(1,016)
Financial services (a)	3,370	3,632	9,097	9,990
Segment Interest (income) expense - net	$3,156	$2,955	$8,834	$8,779
Corporate Interest (income) expense - net	(7,704)	(9,635)	(22,956)	(29,727)
Total interest (income) expense - net	$(4,548)	$(6,680)	$(14,122)	$(20,948)

Other income	—	—	—	—

Income before income taxes	$139,819	$188,673	$446,034	$563,051
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.
(b)Total cost of sales and total operating income were reduced by $7.6 million of inventory impairment charges and land deposit write-offs taken during the quarter ended September 30, 2025. $1.3 million and $6.3 million of these charges and write-offs were attributed to the Northern homebuilding operating segment and the Southern homebuilding operating segment, respectively.

The following tables show total assets by segment at September 30, 2025 and December 31, 2024:

	At September 30, 2025
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$17,148	$64,372		$—	$81,520	$—	$81,520
Inventory (a)	1,171,163	2,160,147		—	3,331,310	—	3,331,310
Investments in joint venture arrangements	—	81,514		—	81,514	—	81,514
Other assets	41,643	142,135	(b)	327,427	511,205	763,995	1,275,200
Total assets	$1,229,954	$2,448,168		$327,427	$4,005,549	$763,995	$4,769,544

	At December 31, 2024
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$12,209	$57,274		$—	$69,483	$—	$69,483
Inventory (a)	1,041,713	1,980,666		—	3,022,379	—	3,022,379
Investments in joint venture arrangements	—	65,334		—	65,334	—	65,334
Other assets	37,721	132,316	(b)	370,558	540,595	852,005	1,392,600
Total assets	$1,091,643	$2,235,590		$370,558	$3,697,791	$852,005	$4,549,796
(a)Inventory includes: single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Northern Region
Homes delivered	942	1,015	2,735	2,809
New contracts, net	742	890	2,680	3,054
Backlog at end of period	1,081	1,493	1,081	1,493
Average sales price of homes delivered	$517	$490	$505	$487
Average sales price of homes in backlog	$563	$538	$563	$538
Aggregate sales value of homes in backlog	$608,514	$802,517	$608,514	$802,517
Housing revenue	$487,238	$496,953	$1,380,238	$1,369,079
Land sale revenue	$693	$1,550	$6,320	$2,725
Operating income homes (a)(b)	$77,415	$75,413	$212,110	$205,774
Operating income land	$(47)	$72	$1,864	$593
Number of average active communities	98	90	96	96
Number of active communities, end of period	96	88	96	88
Southern Region
Homes delivered	1,354	1,256	3,885	3,844
New contracts, net	1,166	1,133	3,598	3,771
Backlog at end of period	1,108	1,681	1,108	1,681
Average sales price of homes delivered	$449	$489	$458	$476
Average sales price of homes in backlog	$544	$549	$544	$549
Aggregate sales value of homes in backlog	$602,276	$922,906	$602,276	$922,906
Housing revenue	$608,180	$614,436	$1,779,686	$1,830,867
Land sale revenue	$1,031	$—	$6,613	$9,028
Operating income homes (a)(b)	$63,567	$114,140	$226,221	$349,008
Operating income land	$(678)	$—	$1,399	$2,725
Number of average active communities	136	124	133	119
Number of active communities, end of period	137	129	137	129
Total Homebuilding Regions
Homes delivered	2,296	2,271	6,620	6,653
New contracts, net	1,908	2,023	6,278	6,825
Backlog at end of period	2,189	3,174	2,189	3,174
Average sales price of homes delivered	$477	$489	$477	$481
Average sales price of homes in backlog	$553	$544	$553	$544
Aggregate sales value of homes in backlog	$1,210,790	$1,725,423	$1,210,790	$1,725,423
Housing revenue	$1,095,418	$1,111,389	$3,159,924	$3,199,946
Land sale revenue	$1,724	$1,550	$12,933	$11,753
Operating income homes (a) (b)	$140,982	$189,553	$438,331	$554,782
Operating income land	$(725)	$72	$3,263	$3,318
Number of average active communities	234	214	228	215
Number of active communities, end of period	233	217	233	217
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.
(b)Includes $7.6 million of inventory impairment charges and land deposit write-offs taken during the quarter ended September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Financial Services
Number of loans originated	1,848	1,695	5,243	4,869
Value of loans originated	$749,752	$683,118	$2,121,412	$1,923,219

Revenue	$34,649	$29,970	$97,619	$87,694
Less: Selling, general and administrative expenses	14,681	13,402	41,342	38,056
Less: Interest expense	3,370	3,632	9,097	9,990
Income before income taxes	$16,598	$12,936	$47,180	$39,648

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Northern	12.3%	9.3%	10.0%	8.5%
Southern	12.1%	10.0%	12.6%	9.8%

Total cancellation rate	12.2%	9.7%	11.5%	9.2%

Seasonality
Typically, our homebuilding operations experience significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, homes delivered increase in the second half of the year compared to the first half of the year. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. Our financial services operations also experience seasonality because loan originations correspond with the delivery of homes in our homebuilding operations. Additionally, seasonality may, from time to time, be affected by short-term volatility in the homebuilding industry and in the overall economy.
Year Over Year Comparison
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Northern Region. During the three months ended September 30, 2025, revenue in our Northern region decreased $10.6 million, from $498.5 million in the third quarter of 2024 to $487.9 million in the third quarter of 2025. This decrease in revenue was primarily the result of a 7% decrease in number of homes delivered, partially offset by a 6% increase in the average sales price of homes being delivered. Operating income in our Northern region increased $1.9 million from $75.5 million in the third quarter of 2024 to $77.4 million during the quarter ended September 30, 2025. This increase in operating income was the result of a $1.6 million improvement in our gross margin and a $0.3 million decrease in selling, general and administrative expense. Our gross margin improved $1.6 million to $112.4 million in the third quarter of 2025 from $110.8 million in the third quarter of 2024. Our gross margin percentage improved 80 basis points to 23.0% from 22.2% in the prior year’s third quarter primarily due to a 6% increase in the average sales price of homes being delivered offset in part by a 7% decrease in number of homes delivered and a $6.4 million increase in lot costs compared to prior year.

Selling, general and administrative expense decreased $0.3 million, from $35.3 million for the quarter ended September 30, 2024 to $35.0 million for the quarter ended September 30, 2025 and increased 10 basis points as a percentage of revenue to 7.2% in 2025's third quarter from 7.1% in 2024's third quarter. The decrease in selling, general and administrative expense was attributable to a $0.3 million decrease in selling expense. The decrease in selling expense was due to a $0.5 million decrease in sales and realtor commissions produced by the lower number of homes delivered offset in part by a $0.2 million increase in costs associated with our sales offices, including compensation and advertising.
During the three months ended September 30, 2025, we experienced an 17% decrease in new contracts in our Northern region from 890 in the third quarter of 2024 to 742 in the third quarter of 2025. Homes in backlog decreased 28% from 1,493 homes at September 30, 2024 to 1,081 homes at September 30, 2025. The decreases in new contracts and backlog were primarily a result of weakened market demand and buyer urgency compared to prior year. Average sales price in backlog increased approximately 5% to $563,000 at September 30, 2025 compared to $538,000 at September 30, 2024 primarily due to the mix of homes being sold. During the three months ended September 30, 2025, we opened four new communities in our Northern region compared to opening seven during 2024's third quarter. Our monthly absorption rate in our Northern region was 2.5 per community in the third quarter of 2025 compared to 3.3 in the third quarter of 2024 due to a decrease in new contracts.
Southern Region. During the three month period ended September 30, 2025, revenue in our Southern region decreased $5.2 million, from $614.4 million in the third quarter of 2024 to $609.2 million in the third quarter of 2025. This 1% decrease in revenue was the result of an 8% decrease in the average sales price of homes delivered ($40,000 per home delivered), offset in part by an 8% increase in the number of homes delivered (98 units). Operating income in our Southern region decreased $51.2 million from $114.1 million in the third quarter of 2024 to $62.9 million in the third quarter of 2025. This decrease in operating income was the result of a $45.6 million decline in our gross margin and a $5.7 million increase in selling, general, and administrative expense. Our gross margin declined $45.6 million due primarily to the decrease in average sales price for homes delivered which included a $6.7 million increase in incentives offered, increased closing costs of $10.8 million and a $12.3 million increase in lot costs partially offset by an increase in the number of homes delivered compared to prior year. Our gross margin percentage declined 730 basis points from 27.5% in prior year’s third quarter to 20.2% in the third quarter of 2025, primarily due to the mix of homes being delivered, $12.3 million increase in lot costs and $6.7 million increase in incentives offered on homes delivered.
Selling, general and administrative expense increased $5.7 million from $54.5 million in the third quarter of 2024 to $60.2 million in the third quarter of 2025 and increased 100 basis point~~s~~ as a percentage of revenue to 9.9% in the third quarter of 2025 from 8.9% in the third quarter of 2024. General and administrative expense increased $0.5 million due to a $1.0 million increase in land-related expenses and a $0.2 million increase in miscellaneous expenses, partially offset by a $0.7 million decrease in compensation-related expenses. Selling expense increased $5.2 million due to a $4.4 million increase in realtor and sales commissions and a $0.8 million increase in costs related to our sales office, including compensation.
During the three months ended September 30, 2025, our new contracts increased in our Southern region from 1,133 in the third quarter of 2024 to 1,166 in the third quarter of 2025, which was primarily due to new communities. Homes in backlog decreased by 34% from 1,681 homes at September 30, 2024 to 1,108 homes at September 30, 2025, primarily as a result of weakened demand and a shift in demand to inventory homes which offer incentives compared to last year. Average sales price in backlog decreased to $544,000 at September 30, 2025 from $549,000 at September 30, 2024 primarily due to the mix of homes being sold. During the three months ended September 30, 2025, we opened 10 new communities in our Southern region compared to opening 12 communities during 2024's third quarter. Our monthly absorption rate in our Southern region declined to 2.9 per community in the third quarter of 2025 compared to 3.1 per community in the third quarter of 2024 as a result of an increase in new communities.
Financial Services. Revenue from our mortgage and title operations increased 16% to $34.6 million (a third quarter record) in the third quarter of 2025 from $30.0 million in the third quarter of 2024 due to higher margins on loans sold and capture rate during the period compared to prior year’s third quarter, a 9% increase in the number of loan originations from 1,695 in 2024's third quarter to 1,848 in the third quarter of 2025, and an increase in the average loan amount from $403,000 in the quarter ended September 30, 2024 to $406,000 in the quarter ended September 30, 2025.
Our financial services segment experienced a $3.4 million increase in operating income in the third quarter of 2025 compared to 2024's third quarter, which was primarily due to an increase in revenue offset in part by a $1.3 million increase in selling, general and administrative expense compared to the third quarter of 2024, which was primarily the result of an increase in compensation-related expenses.
At September 30, 2025, M/I Financial provided financing services in all of our markets. Approximately 93% of our homes delivered during the third quarter of 2025 were financed through M/I Financial, compared to approximately 89% in the third quarter of 2024. Capture rate is influenced by financing availability and competition in the mortgage market and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $0.8 million from $24.2 million for the third quarter of 2024 to $25.0 million for the third quarter of 2025. This increase resulted from a $0.5 million increase in compensation-related expenses and a $0.3 million increase in costs associated with information systems.
Interest Income, net of Interest Expense. The Company earned $4.5 million of interest income - net for the three months ended September 30, 2025 compared to $6.7 million for the three months ended September 30, 2024. This decrease was primarily due to a lower average cash balance on hand compared to prior year.

Income Taxes. Our overall effective tax rate was 23.8% for the three months ended September 30, 2025 and 22.9% for the three months ended September 30, 2024. The increase in the effective rate from the three months ended September 30, 2024 was primarily attributable to a $1.0 million decrease in tax benefits from equity compensation in 2025.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Northern Region. During the nine months ended September 30, 2025, homebuilding revenue in our Northern region increased $14.8 million, from $1.37 billion in the nine months ended September 30, 2024 to $1.39 billion in the nine months ended September 30, 2025. This 1% increase in revenue was primarily the result of a $3.6 million increase in land sale revenue and an increase in the average sales price of homes delivered ($18,000 per home delivered) offset in part by a 3% decrease of homes delivered. Operating income in our Northern region increased $7.6 million, from $206.4 million during the nine months ended September 30, 2024 to $214.0 million during the nine months ended September 30, 2025. The increase in operating income was primarily the result of an $8.0 million increase in our gross margin offset partially by a $0.4 million increase in selling, general and administrative expense. Our gross margin improved $8.0 million, and our gross margin percentage improved 40 basis points from 22.3% in the nine months ended September 30, 2024 to 22.7% for the same period in 2025, primarily due to the mix of homes being delivered which resulted in an average sales price 4% higher than prior year and the increase in land sales offset, in part, by an $11.4 million increase in lot costs.

Selling, general and administrative expense increased $0.4 million, from $100.2 million for the nine months ended September 30, 2024 to $100.6 million for the nine months ended September 30, 2025, and was consistent as a percentage of revenue at 7.3% in both the nine months ending September 30, 2025 and 2024. The increase in selling, general and administrative expense was also attributable to a $0.4 million increase in general and administrative expense, which was primarily related to $1.8 million increase in compensation-related expenses offset in part by a $1.4 million decrease in land-related expenses. The increase in selling expenses related to sales offices, including compensation, partially offset by a reduction in sales and realtor commissions.
During the nine months ended September 30, 2025, we experienced a 12% decrease in new contracts in our Northern region, from 3,054 in the nine months ended September 30, 2024 to 2,680 in the first nine months of 2025. Homes in backlog decreased 28% from 1,493 at September 30, 2024 to 1,081 homes at September 30, 2025. The decrease in new contracts and homes in backlog was primarily due to weakened demand and decline in buyer urgency. Average sales price in backlog increased to $563,000 at September 30, 2025 compared to $538,000 at September 30, 2024 primarily due to the mix of homes being sold. During the nine months ended September 30, 2025, we opened 28 new communities in our Northern region compared to 17 new communities opened during the nine months ended September 30, 2024. Our monthly absorption rate in our Northern region declined to 3.1 per community in the nine months ended September 30, 2025 from 3.5 per community in the same period in 2024 as a result of increased community count.
Southern Region. During the nine months ended September 30, 2025, homebuilding revenue in our Southern region decreased $53.6 million from $1.84 billion in the nine months ended September 30, 2024 to $1.79 billion in the nine months ended September 30, 2025. This 3% decrease in homebuilding revenue was the result of a 4% decrease in the average sales price of homes delivered ($18,000 per home delivered) primarily due to the mix of homes delivered and incentives, partially offset by a 1% increase in the number of homes delivered (41 units). Operating income in our Southern region decreased 35% from $351.7 million in the nine months ended September 30, 2024 to $227.6 million during the nine months ended September 30, 2025. This decrease in operating income was the result of a $110.5 million decline in our gross margin and a $13.6 million increase in selling, general, and administrative expense. Our gross margin percentage declined 540 basis points from 27.6% in the nine months ended September 30, 2024 to 22.2% in the same period in 2025 primarily due to the decrease in average sales price for homes delivered including a $25.2 million increase in incentives offered, a $40.8 million increase in lot costs, and $6.3 million in inventory impairment charges and deposit write-offs, offset in part by an increase in the number of homes delivered.
Selling, general and administrative expense increased $13.6 million from $156.1 million in the nine months ended September 30, 2024 to $169.7 million in the nine months ended September 30, 2025 and increased as a percentage of revenue to 9.5% compared to 8.5% in the first nine months of 2024. The increase in selling, general and administrative expense was attributable to a $4.6 million increase in general and administrative expense, which primarily related to a $1.1 million increase in compensation-related expenses due to our increased headcount, a $2.7 million increase in land-related expenses, and a $0.8 million increase in other miscellaneous expenses. The increase in selling, general and administrative expense was attributable to a $8.9 million increase in selling expense primarily due to a $2.9 million increase related to costs associated with our sales offices, including advertising and compensation and a $6.0 million increase in realtor and sales commissions.

During the nine months ended September 30, 2025, we experienced an 5% decrease in new contracts in our Southern region, from 3,771 in the nine months ended September 30, 2024 to 3,598 in the first nine months of 2025 primarily due to weakened demand compared to prior year. Homes in backlog decreased 34% from 1,681 homes at September 30, 2024 to 1,108 homes at September 30, 2025 primarily as a result of weakened demand and a shift in demand to inventory homes which offer incentives compared to last year. Average sales price in backlog decreased from $549,000 at September 30, 2024 to $544,000 at September 30, 2025 primarily due to the mix of homes delivered. During the nine months ended September 30, 2025, we opened 36 communities in our Southern region, compared to opening 40 during the nine months ended September 30, 2024. Our monthly absorption rate in our Southern region declined to 3.0 per community in the nine months ended September 30, 2025 from 3.5 per community in the nine months ended September 30, 2024 as a result of increased community count.
Financial Services. Revenue from our mortgage and title operations increased 11% from $87.7 million in the nine months ended September 30, 2024 to $97.6 million in the nine months ended September 30, 2025 due to higher margins on loans sold during the period and improved capture rate compared to 2024's first nine months, proceeds from the sale of mortgage servicing rights, an 8% increase in the number of loan originations from 4,869 in the nine months ended September 30, 2024 to 5,243 in the nine months ended September 30, 2025, and an increase in the average loan amount from $395,000 in the nine months ended September 30, 2024 to $405,000 in the nine months ended September 30, 2025.
Our financial services segment experienced a $6.6 million increase in operating income in the nine months ended September 30, 2025 compared to the same period in 2024, which was primarily due to the increase in revenue discussed above, partially offset by a $3.3 million increase in selling, general and administrative expense compared to the nine months ended September 30, 2024. The increase in selling, general and administrative expense was primarily attributable to a $2.0 million increase in compensation related expenses, a $0.4 million increase in indemnification reserves during the period, and a $0.9 million increase in other miscellaneous expenses.
At September 30, 2025, M/I Financial provided financing services in all of our markets. Approximately 92% of our homes delivered during the nine months ended September 30, 2025 were financed through M/I Financial, compared to 88% during the nine months ended September 30, 2024. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $0.4 million from $65.6 million for the nine months ended September 30, 2024 to $66.0 million for the nine months ended September 30, 2025, primarily due to a $1.0 million increase in computer-related costs and a $0.8 million increase in miscellaneous expenses incurred during the period offset in part by a $1.3 million decrease in compensation-related expenses and a $0.1 million decrease in advertising expenses .
Interest Income, net of Interest Expense. The Company earned $14.1 million of interest income - net for the nine months ended September 30, 2025 compared to $20.9 million for the nine months ended September 30, 2024. This decrease was primarily due to a lower average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 24.0% for the nine months ended September 30, 2025 and 23.6% for the nine months ended September 30, 2024. The increase in the effective rate from the nine months ended September 30, 2024 was primarily attributable to a $2.3 million decrease in tax benefit from equity compensation in 2025.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At September 30, 2025, we had $734.2 million of cash, cash equivalents and restricted cash, with approximately $734.1 million of this amount comprised of unrestricted cash and cash equivalents, which represents an $87.4 million decrease in unrestricted cash and cash equivalents from December 31, 2024. This decrease in cash is primarily due to the timing of land spend and decline in home deliveries compared to prior year partially offset by a larger beginning of year balance on hand. Our principal uses of cash for the nine months ended September 30, 2025 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, debt service requirements, including the repayment of amounts outstanding under our credit facilities, and the repurchase of $150.4 million of our outstanding common shares under our share repurchase programs. In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans, the sale of mortgage servicing rights, excess cash balances, borrowings under our MIF Mortgage Repurchase Facility (as defined below), and other sources of liquidity.
The Company is a party to three primary credit agreements: (1) a $900 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries; (2) a $200 million mortgage repurchase agreement, dated October 24, 2023, as amended (the

“MIF Mortgage Repurchase Facility”), with M/I Financial as borrower; and (3) a $100 million mortgage repurchase agreement dated October 21, 2025 (the “MIF Master Repurchase Agreement”),with M/I Financial as borrower.

As of September 30, 2025, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities in an aggregate principal amount of $932.0 million, with $232.0 million payable within 12 months. Future interest payments associated with these notes payable totaled $103.0 million as of September 30, 2025, with $31.8 million payable within 12 months.
As of September 30, 2025, there were no borrowings outstanding and $91.0 million of letters of credit outstanding under our $900 million Credit Facility, leaving $809.0 million available. We expect to continue to manage our balance sheet and liquidity carefully during the remainder of 2025 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in 2025 from cash receipts, excess cash balances and availability under our credit facilities.
During the nine months ended September 30, 2025, we delivered 6,620 homes, started 6,953 homes, ended the quarter with 5,021 homes under construction compared to 5,056 at the end of last year’s third quarter, and spent $363.1 million on land purchases and $421.9 million on land development.

We are actively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of September 30, 2025, we had a total of 26,217 lots under contract, with an aggregate purchase price of approximately $1.61 billion, to be acquired during the remainder of 2025 through 2031.
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
Operating Cash Flow Activities. During the nine-month period ended September 30, 2025, we generated $146.1 million of cash from operating activities, compared to generating $75.3 million of cash from operating activities during the nine months ended September 30, 2024. The cash provided by operating activities in the first nine months of 2025 was primarily a result of net income of $339.0 million, and an increase of $80.8 million in accounts payable, customer deposits and other liabilities, proceeds from the sale of mortgage loans which exceeded mortgage loan originations by $49.9 million, offset, in part, by a $314.5 million increase in inventory purchases, an decrease in other assets of $12.0 million, and a decrease in accrued compensation totaling $17.3 million. The cash generated in operating activities during the nine months ended September 30, 2024 was primarily a result of net income of $430.3 million, and an increase of $67.4 million in accounts payable, customer deposits and other liabilities, offset, in part, by a $335.1 million increase in inventory purchases and payments for mortgage loan originations which exceeded the proceeds from the sale of mortgage loans by $66.4 million, an increase in other assets of $33.4 million, and a decrease in accrued compensation totaling $4.3 million. Net cash provided by operating activities for the nine-month period ended September 30, 2025 benefitted primarily by the sale of mortgage loans which exceeded mortgage loan originations improving by $116.2 million and inventory management reducing spending by $20.5 million partially offset by the decrease of net income by $91.3 million.
Investing Cash Flow Activities. During the nine months ended September 30, 2025, we used $30.7 million of cash in investing activities, compared to using $45.0 million of cash in investing activities during the nine months ended September 30, 2024. The cash used in investing activities in the first nine months of 2025 was primarily a result of a $34.4 million increase in our investment in joint venture arrangements and a $5.4 million increase in property and equipment, offset, in part, by $7.1 million of proceeds from the sale of a portion of our mortgage servicing rights and $2.0 million in return of capital from joint venture arrangements. The cash used in investing activities during the nine months ended September 30, 2024 was primarily a result of a $45.9 million increase in our investment in joint venture arrangements and a $6.4 million increase in property and equipment, offset, in part, by $7.2 million of proceeds from the sale of a portion of our mortgage servicing rights. The Company used less cash in investing activies for the nine-month period ended September 30, 2025 primarily due to a decrease in investments in joint ventures of $11.5 million offset by a return of $2 million of capital from joint ventures.

Financing Cash Flow Activities. During the nine months ended September 30, 2025, we used $202.8 million of cash in financing activities, compared to using $43.2 million of cash in financing activities during the nine months ended September 30, 2024. The cash used in financing activities in 2025 was primarily due to the repurchase of $150.4 million of our outstanding common shares during the nine months ended September 30, 2025, and repayments (net of borrowings) under our MIF

Mortgage Repurchase Facility of $54.2 million, and debt issue costs of $6.5 million, offset partially by $8.3 million in proceeds from the exercise of stock options during the nine months ended September 30, 2025. The cash used by financing activities in 2024 was primarily due to the repurchase of $125.8 million of our outstanding common shares during the nine months ended September 30, 2024, offset partially by proceeds from borrowings (net of payments) under our MIF Mortgage Repurchase Facility of $69.6 million and $13.0 million in proceeds from the exercise of stock options during the nine months ended September 30, 2024.

On February 11, 2025, the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company was permitted to purchase up to $250 million of its outstanding common shares (the “2025 Share Repurchase Program”), which replaced the 2024 Share Repurchase Program. During the nine months ended September 30, 2025, the Company repurchased 1.2 million outstanding common shares for an aggregate purchase price of $150.4 million under the 2025 Share Repurchase Program which was funded with cash on hand. As of September 30, 2025, the Company is authorized to repurchase an additional $99.6 million of outstanding common shares under the 2025 Share Repurchase Program (see Note 12 to our financial statements for more information).
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

At September 30, 2025 and December 31, 2024, our ratio of homebuilding debt to capital was 18% and 19%, respectively, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes and our 2028 Senior Notes) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
Included in the table below is a summary of our available sources of cash from the Credit Facility and the MIF Mortgage Repurchase Facility as of September 30, 2025:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$808,969
Notes payable – financial services (b)	(b)	$231,979	$564
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $2.47 billion of availability for additional senior debt at September 30, 2025. As a result, the full $900 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $91.0 million of letters of credit outstanding at September 30, 2025, leaving $809.0 million available. The Credit Facility has an expiration date of September 18, 2030.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Repurchase Facility, which may be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of M/I Financial's repurchase agreement as of September 30, 2025, which was $300 million. On October 21, 2025, M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility which extended its term for an additional year to October 20, 2026 and decreased the aggregate commitment amount to $200 million. In addition, on October 21, 2025, M/I Financial entered into a new Master Repurchase Facility which provides for an uncommitted maximum borrowing availability of $100 million to expire in one year.

Notes Payable - Homebuilding.

Homebuilding Credit Facility. On September 18, 2025, the Company entered into an amendment to the Credit Facility which, among other things, (1) increased the commitments from lenders to $900 million, (2) extended the maturity to September 18, 2030, (3) increased the accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $1.05 billion, subject to obtaining additional commitments from lenders, (4) decreased the SOFR margin to 150 basis points from 175 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s then applicable leverage ratio), (5) decreased the commitment fee paid quarterly by the Company on the remaining available commitment amount by 5 basis points to 25 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s then applicable leverage ratio) and (6) increased the borrowing base advance rates for certain categories of inventory used to calculate the available amount under the Credit Facility.

Interest on amounts borrowed under the Credit Facility is payable at multiple interest rate options, including one, three, or six month adjusted term secured overnight financing rate (“SOFR”) plus a margin of 150 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio).

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $250 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $2.14 billion at September 30, 2025 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity.

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
As of September 30, 2025, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of September 30, 2025:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$2,139.4	$3,052.9
Leverage Ratio	≤	0.60	0.01
Interest Coverage Ratio	≥	1.5 to 1.0	20.51 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$915.9	$6.8

Notes Payable - Financial Services.

MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. On October 21, 2025, M/I Financial entered into an amendment to the MIF Mortgage Facility that extends the term of the MIF Mortgage Repurchase Facility for an additional year to October 20, 2026 and decreases the aggregate commitment amount from $300 million to $200 million for the entire remaining term. As is typical for similar credit facilities, the amended MIF Mortgage Repurchase Facility expires after one year and is under consideration for extension annually by the participating lenders.

M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate based on Daily Simple SOFR plus a margin as defined in the repurchase agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings. The MIF Mortgage Repurchase Facility also contains certain financial covenants each of which is defined in the repurchase agreement. There are no guarantors of the MIF Mortgage Repurchase Facility.

As of September 30, 2025, there was approximately $232 million outstanding under the MIF Mortgage Repurchase Facility and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Repurchase Facility, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of September 30, 2025:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	12.0 to 1.0	6.26 to 1.0
Liquidity	≥	$10.0	$53.6
Adjusted Net Income	>	$0.0	$43.4
Tangible Net Worth	≥	$25.0	$43.2
MIF Master Repurchase Agreement. M/I Financial entered into a new mortgage repurchase agreement (“MIF Master Repurchase Agreement”), which provides for an uncommitted maximum borrowing availability of $100 million and expires on October 20, 2026 or upon agent demand with a 30 day notice. The MIF Master Repurchase Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Master Repurchase Agreement at a per annum rate based on Daily Simple SOFR plus a margin as defined in the repurchase agreement. The MIF Master Repurchase Agreement contains the same financial covenants as the MIF Mortgage Repurchase Facility, each of which is defined in the MIF Mortgage Repurchase Facility.

As of the date of this report, M/I Financial’s total combined maximum borrowing availability under the MIF Mortgage Repurchase Facility and MIF Master Repurchase Agreement was $300 million.
Senior Notes.
3.95% Senior Notes. On August 23, 2021, the Company issued $300 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of September 30, 2025, the Company was in compliance with all terms, conditions, and covenants under the indenture.

4.95% Senior Notes. On January 22, 2020, the Company issued $400 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of September 30, 2025, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 8 to our financial statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.
Supplemental Financial Information.
As of September 30, 2025, M/I Homes, Inc. had $300 million aggregate principal amount of its 2030 Senior Notes and $400 million aggregate principal amount of its 2028 Senior Notes outstanding.
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

Summarized Balance Sheet Data

(In thousands)	As of September 30, 2025	As of December 31, 2024
Assets:
Cash	$677,768	$761,412
Investment in joint venture arrangements	$75,107	$59,295
Amounts due from Non-Guarantor Subsidiaries	$18,920	$13,157
Total assets	$4,432,041	$4,169,946

Liabilities and Shareholders’ Equity:
Total liabilities	$1,338,213	$1,284,004
Shareholders’ equity	$3,093,828	$2,885,942

Summarized Statement of Income Data

Nine Months Ended
(In thousands)	September 30, 2025
Revenues	$3,172,858
Land and housing costs	$2,453,405
Selling, general and administrative expense	$334,856
Income before income taxes	$400,233
Net income	$302,334

Weighted Average Borrowings. For the three months ended September 30, 2025 and 2024, our weighted average borrowings outstanding were $719.1 million and $722.5 million, respectively, with a weighted average interest rate of 5.29% and 5.33%, respectively. The decrease in our weighted average borrowings related to decreased average borrowings under the MIF Mortgage Repurchase Facility during the third quarter of 2025 compared to the same period in 2024.
At both September 30, 2025 and December 31, 2024, we had no borrowings outstanding under the Credit Facility. To the extent we elect to borrow under the Credit Facility during the remainder of 2025, the actual amount borrowed and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries.

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
There were $91.0 million of letters of credit issued and outstanding under the Credit Facility at September 30, 2025. During the nine months ended September 30, 2025, the average daily amount of letters of credit outstanding under the Credit Facility was $79.7 million and the maximum amount of letters of credit outstanding under the Credit Facility was $92.1 million.

At September 30, 2025, M/I Financial had approximately $232.0 million outstanding under the MIF Mortgage Repurchase Facility. During the nine months ended September 30, 2025, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $16.6 million and the maximum amount outstanding was $286.2 million, which occurred during January.
INTEREST RATES AND INFLATION

Our business is significantly affected by general economic conditions within the United States and, particularly, by the impacts of interest rates and inflation. These macroeconomic trends have pressured housing affordability, negatively impacted homebuyer sentiment and impacted the costs of financing land development activities and housing construction.
The annual rate of inflation in the United States was 3.0% in September 2025, as measured by the Consumer Price Index, up slightly from prior quarter, and up from 2.4% in September 2024. As the rate of inflation has declined from 2022’s historic levels, our costs have remained stable. However, continued increases in inflation rates could impact our costs, potentially reduce our gross margins, reduce the purchasing power of potential homebuyers, and negatively impact their ability and desire to buy a home.
Elevated mortgage interest rates have also made it more difficult for homebuyers to qualify for mortgages or obtain mortgages at interest rates that are acceptable to them. Interest rates declined slightly following the Federal Reserve’s 25 basis point rate cut late in the third quarter, but continue to hover between 6% and 7%, which is comparable with prior year. We plan to continue to address these elevated rates in 2025 by offering interest rate buydowns to potential homebuyers. We believe that offering mortgage interest rate buydown incentives may cause otherwise hesitant potential homebuyers to decide to enter the homebuying market due to the improved affordability of obtaining a mortgage, and we believe we are well prepared to address increased demand in our markets with our current land position and open communities.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility and the MIF Mortgage Repurchase Facility, which permitted borrowings of up to $1.2 billion as of September 30, 2025, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2025	2024
Whole loan contracts and related committed IRLCs	$3,401	$—
Uncommitted IRLCs	320,905	215,696
FMBSs related to uncommitted IRLCs	344,000	228,000
Whole loan contracts and related mortgage loans held for sale	10,310	17,667
FMBSs related to mortgage loans held for sale	247,000	252,000
Mortgage loans held for sale covered by FMBSs	231,158	276,140

The table below shows the measurement of assets and liabilities at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2025	2024
Mortgage loans held for sale	$239,585	$283,540
Forward sales of mortgage-backed securities	(4,146)	2,946
Interest rate lock commitments	5,383	532
Whole loan contracts	(770)	(864)
Total	$240,052	$286,154

The following table sets forth the amount of (loss) gain recognized on assets and liabilities for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2025	2024	2025	2024
Mortgage loans held for sale	$443	$3,569	$5,896	$98
Forward sales of mortgage-backed securities	2,052	(2,896)	(7,092)	5,992
Interest rate lock commitments	168	1,709	4,789	(470)
Whole loan contracts	(488)	493	156	444
Total gain (loss) recognized	$2,175	$2,875	$3,749	$6,064

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of September 30, 2025. Because the MIF Mortgage Repurchase Facility is effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at September 30, 2025. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total	9/30/2025
ASSETS:
Mortgage loans held for sale:
Fixed rate	$243,817	—	—	—	—	—	$243,817	$239,585
Weighted average interest rate	5.65%	—	—	—	—	—	5.65%

LIABILITIES:
Long-term debt — fixed rate	—	—	—	$400,000	—	$300,000	$700,000	$683,625
Weighted average interest rate	—	—	—	2.83%	—	1.69%	4.52%
Short-term debt — variable rate	$231,979	—	—	—	—	—	$231,979	$231,979
Weighted average interest rate	6.12%	—	—	—	—	—	6.12%

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s legal proceedings are discussed in Note 6 to the Company’s Consolidated Financial Statements.

Item 1A. Risk Factors

Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, or in our other filings with the SEC, including Part I, Item 1A of our 2024 Form 10-K. There have been no material changes to the risk factors disclosed in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities - None.
(b) Use of Proceeds - Not Applicable.
(c) Purchases of Equity Securities

Common shares purchased during the three months ended September 30, 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

July 1, 2025 - July 31, 2025	—	$—	—	$149,801,549
August 1, 2025 - August 31, 2025	300,000	$139.95	300,000	$107,816,773
September 1, 2025 - September 30, 2025	55,000	$148.99	55,000	$99,622,549

Quarter ended September 30, 2025	355,000	$141.35	355,000	$99,622,549
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
Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

On October 21, 2025, M/I Financial entered into an amendment to the MIF Mortgage Repurchase Facility to extend the term of the MIF Mortgage Repurchase Facility for an additional year to October 21, 2026 and decreased the aggregate commitment amount to $200 million.
M/I Financial also entered into the MIF Master Repurchase Agreement on October 21, 2025, which provides for an uncommitted maximum borrowing availability of $100 million and expires on October 20, 2026 or upon agent demand with a 30 day notice period.
For more information regarding the MIF Mortgage Repurchase Facility and the MIF Master Repurchase Agreement, refer to Note 8, “Debt” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Liquidity and Capital Resources - Notes Payable - Financial Services” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

The foregoing summary is qualified in its entirety by reference to such amendment to the MIF Mortgage Repurchase Facility and the MIF Mortgage Repurchase Facility, copies of which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1	Amendment No. 4 to Master Repurchase Agreement between M/I Financial, LLC and JPMorgan Chase Bank, National Association, dated October 21, 2025 (Filed herewith.)

10.2	Master Repurchase Agreement and Securities Contract between M/I Financial, LLC and JPMorgan Chase Bank, N.A, dated October 21, 2025 (Filed herewith.)

10.3
Seventh Amendment to Credit Agreement, dated September 19, 2025, by and among M/I Homes, Inc., as borrower, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 19, 2025).

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

M/I Homes, Inc.
(Registrant)

Date:	October 24, 2025	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 24, 2025	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)