Form 10-K
period 2025-12-31
M/I HOMES, INC.
filed 2026-02-13
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares (its only class of common equity) held by non-affiliates (25,809,897 shares) was approximately $2.9 billion. The number of common shares of the registrant outstanding as of February 11, 2026 was 25,767,709.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Item 1. BUSINESS
General
M/I Homes, Inc. and subsidiaries is one of the nation’s leading builders of single-family homes. The Company commenced homebuilding activities in 1976 marking 2026 as our 50th year in business. Since that time, the Company has sold over 168,200 homes. Unless this Form 10-K otherwise indicates or the context otherwise requires, the terms the “Company,” “we,” “us” and “our” refer to M/I Homes, Inc. and its subsidiaries.
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
Our homebuilding operations comprise the most significant portion of our business, representing 97% of consolidated revenue in 2025 and 2024. We design, market, construct and sell single-family homes and attached townhomes to first-time, move-up, empty-nester, and luxury buyers. In addition to home sales, our homebuilding operations generate revenue from the sale of land and lots. We use the term “home” to refer to a single-family residence, whether it is a single-family home or an attached home. We use the term “community” to refer to a single development in which we construct homes. At times, “multiple communities” can exist in a single development where we offer multiple product types. We primarily construct homes in planned development communities and mixed-use communities. As of December 31, 2025, we offered homes for sale in 232 communities located in ten states and operated within 17 markets. Our average sales price of homes delivered during 2025 was $479,000, and the average sales price of our homes in backlog at December 31, 2025 was $547,000. We offer homes ranging from a base sales price of approximately $190,000 to $1,250,000 and believe that this range of price points allows us to appeal to and attract a wide range of buyers. We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality, providing superior customer service and offering mortgage and title services to fully serve our customers. In our experience, our product offerings and customer service make the homebuying process more efficient for our customers.
Our financial services operations generate revenue primarily from originating and selling mortgages and collecting fees for title insurance and closing services. We offer mortgage banking services to our homebuyers through our 100%-owned subsidiary, M/I Financial, LLC (“M/I Financial”). We offer title services through subsidiaries that are 100%-owned by the Company. Our financial services operations accounted for 3% of our consolidated revenues in 2025 and 2024. See the “Financial Services” section below for additional information regarding our financial services operations.
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
Industry Overview and Current Market Conditions
During 2025, the housing market was challenged by affordability concerns including persistent inflation and elevated mortgage rates. To help stimulate homebuyer traffic and sales, we offered various incentives and mortgage rate buydowns throughout the year. We believe that demographic trends continue to support long-term housing demand, driven by limited supply of both new and existing homes relative to household formation rates. Although the inventory of new and existing homes has increased from historically low levels, inventory levels remain constrained due to a decade of underbuilding and low resale activity. While affordability challenges persist, supply chain and labor conditions were stable in 2025.

We expect favorable demographic trends to benefit the housing industry over the long-term. Our use of incentives and rate buydowns in 2026 will depend on market factors such as mortgage rates and overall affordability, and community-specific considerations including backlog size, sales pace, competition, and lot availability.

We plan to continue land acquisition and development investments in 2026 to support future growth, subject to market conditions and return requirements. We remain focused on managing land spend and inventory levels by balancing development activity with construction pace.

Demand for new homes remains uncertain due to affordability pressures, inflation, low consumer confidence, labor and material costs, and interest rate volatility. These factors could negatively impact future operations and financial results. Nevertheless, we believe we are well positioned to navigate evolving conditions by focusing on land strategy, new community openings, and affordable product offerings. We will continue to manage overhead, control land and development spending, and offer incentives judiciously. Our strong balance sheet and liquidity provide flexibility in a changing economic environment. However, we cannot guarantee the success of our strategic objectives and may adjust our approach as market conditions evolve.

Business Strategy

We are focused on maximizing profitability, continuing to expand our market share through our more affordable and move-up product designs and being selective in land and land development investment opportunities. Consistent with our focus on improving long-term financial results, we expect to continue to emphasize the following strategic business objectives in 2026:
•employ incentives to promote sales;
•manage inventory home levels to meet homebuyer demand;
•manage land spend and maintain disciplined cost management;
•open new communities aligned with long‑term growth objectives;
•maintain a strong balance sheet and liquidity levels, and low leverage; and
•continue emphasizing product quality, customer service, and premier community locations.

Future economic and homebuilding industry conditions and the demand for homes are subject to continued uncertainty due to numerous factors, including the impacts of mortgage availability, inflation, elevated mortgage interest rates, increasing labor and supply costs, and supply chain disruptions and labor shortages. These factors are highly uncertain and outside our control. As a result, we can provide no assurance that the positive trends reflected in our financial and operating metrics in 2025 will continue in 2026.
Sales and Marketing
We focus our marketing efforts on first-time, move-up and empty-nester homebuyers with targeted home designs for each homebuyer. We market and sell our homes under the M/I Homes brand. Our marketing efforts are directed at driving awareness, interest, demand, and preference for the M/I Homes brand over other homebuilders, the resale market, and the option to remodel an existing older home.
We provide our homebuyers with the following products, programs and services which we believe differentiate our brand: (1) homes with high quality construction located in attractive areas and desirable communities that are supported by our 10-year transferable structural warranty; (2) our Whole Home Building Standards, which are designed to deliver features and benefits that satisfy the buyer’s expectation for a better-built home, including a more eco-friendly and energy efficient home that we believe will save our customers up to 30% on their energy costs compared to a home that is built to minimum code requirements; (3) our onsite and online Design Studios and Design Consultants that assist our homebuyers in selecting product and design options; (4) fully furnished model homes and highly-trained sales consultants to build the buyer’s confidence and enhance the quality of the homebuying experience; (5) our mortgage financing programs that we offer through M/I Financial, including competitive fixed-rate and adjustable-rate loans and, in certain cases, mortgage interest rate buydown incentives; (6) our Ready Now Homes program which offers homebuyers the opportunity to close on certain new homes in 90 days or less; and (7) our unwavering focus on customer care and customer satisfaction.
By offering energy-efficient homes to our customers, we enable our homebuyers to save on their energy costs (the second largest cost of home ownership) compared to a home that is built to minimum code requirements. We use the HERS (Home Energy Rating System) Index, the national standard for energy efficiency, to measure the performance of our homes, including insulation, ventilation, air tightness, and the heating and cooling system.

To further enhance the homebuying process, we operate Design Studios in most of our markets. Our Design Studios allow our homebuyers to select from a variety of product and design options that are available for purchase as part of the original construction of their homes. Our centers are staffed with Design Consultants who help our homebuyers select the right combination of options to meet their budget, lifestyle and design sensibilities. In most of our markets, we offer our homebuyers the option to consider and make design planning decisions using our Online Design Center. We believe this tool is helpful for prospective buyers to use during the planning phase and makes their actual visit to our Design Studios more productive and efficient as our Design Consultants can view the buyer’s preliminary design selections and pull samples in advance of the buyer’s visit.
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

Our company-employed sales consultants are trained and prepared to meet the buyer’s expectations and build the buyer’s confidence by fully explaining the features and benefits of our homes, helping each buyer determine which home best suits the buyer’s needs, explaining the construction process, and assisting the buyer in choosing the best financing option. As of December 31, 2025, we employed 293 home sales consultants.
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
We also build inventory homes in most of our communities to offer homebuyers the opportunity to close on certain new homes in 90 days or less. These homes enhance our marketing and sales efforts to prospective homebuyers who require a home delivery within a short time frame and allow us to compete effectively with existing homes available in the market. We determine our inventory homes strategy in each market based on local market factors, such as job growth, the number of job relocations, housing demand and supply, seasonality and our past experience in the market. We maintain a level of inventory homes in each community based on our current and planned sales pace and construction capacity, and we monitor and adjust inventory homes on an ongoing basis as conditions warrant. We may continue to use mortgage interest rate buydown programs to mitigate the affordability concerns of homebuyers. We actively manage inventory levels to ensure the availability of inventory homes. A higher percentage of inventory home sales can impact the number of homes in backlog and backlog conversion rate due to the shortened sale-to-delivery timeline of inventory home sales as compared with dirt sales. In the fourth quarter of 2025, 40% of our deliveries consisted of inventory homes sold and delivered in the same quarter.
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
In 2026, we are celebrating 50 years as one of the nation’s leading homebuilders. Our messaging relating to this milestone aims to build confidence and trust with our homebuying customers. We will promote this brand distinction in digital and traditional media outlets, with a focus on the long standing mission of our company: treating our customers right.

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

We offer homes ranging from a base sales price of approximately $190,000 to $1,250,000 and from approximately 1,100 to 5,500 square feet. In addition to single-family detached homes, we also offer attached townhomes in several of our markets. We believe that offering a wide range of homes enables us to attract first-time, multi-generational, move-up, empty-nester and luxury homebuyers.
We devote significant resources to the research, design and development of our homes to meet the demands of our buyers and evolving market requirements. We regularly review the plans offered in each of our divisions to ensure that our home designs are still relevant and appropriate for that particular market. Across all of our divisions, we currently offer about 600 different floor plans designed to reflect current lifestyles and design trends.
Work-from-home needs for potential homebuyers remain an important planning tool for us, and we will continue to design and offer in-home spaces that are bright, functional and bring value to our buyers. We also continue to develop new floor plans and communities specifically for the growing empty-nester market. These plans (primarily ranch and main floor primary bedroom type plans) focus on move-down buyers, are smaller in size, and feature outdoor living potential, fewer bedrooms, and improved community amenities. Our homebuilding divisions often share successful floor plans with other divisions, when appropriate.

We continue to look for opportunities to develop more multi-family communities. In some cases where commercial and office developments are in less demand, we see potential to rezone to a higher density multi-family solution.

As affordability remains a key driver of sales, our “Smart Series” has remained important and represented approximately 52% of our total homes sold for the year ended December 31, 2025. Our “Smart Series” is market specific and intended to offer buyers excellent value, desirable locations, and pre-selected packages of upgraded finishes and appliances. The “Smart Series” targets entry-level and move-down buyers and focuses significant attention on affordability, livability and design flexibility. We continue to increase our multi-family Smart Series offerings in several of our divisions. These Smart Series townhome programs are thoughtfully designed and intended to be more affordable and take advantage of higher density opportunities either as stand-alone communities or as part of our conventional Smart Series single-family neighborhoods.
We design all of our product lines to reduce production costs and construction cycle times while adhering to our quality standards and using materials and construction techniques that reflect our commitment to more environmentally conscious homebuilding methods. Some of those techniques include wall, floor, and roof panelization to minimize waste as well as construction waste recycling. We also strive to maximize greenspace, develop in environmentally harmonious communities, build energy efficient homes, and purchase sustainable inputs. All of our homes are constructed according to proprietary designs that meet the applicable FHA and VA requirements and all local building codes. We attempt to maintain efficient operations by utilizing standardized materials. Our raw materials consist primarily of lumber, concrete and similar construction materials, and while these materials are generally available from a variety of sources, we have reduced construction and administrative costs by executing national purchasing contracts with select vendors. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction and control product consistency and availability. We believe our construction process, and the construction cycle times resulting from our product line design, generally reduce the time our subcontractors and vendors spend transporting labor, equipment, and materials to and from our communities as well as the environmental impact and carbon emissions associated with the construction of our homes. We generally employ subcontractors to install site improvements and construct homes. The construction of each home is supervised by a personal Construction Manager who reports to an Area Construction Manager, both of whom are employees of the Company. Our personal Construction Managers manage the scheduling and construction process. Our subcontractors perform pursuant to written agreements that require them to comply with all applicable laws and labor practices, follow local building codes and permits, and meet performance, warranty, and insurance requirements. The agreements generally specify a fixed price for labor and materials and provide price protection for a majority of the higher-cost phases of construction for homes under construction.

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

We construct inventory homes to facilitate delivery of homes on an immediate-need basis under our Ready Now Homes program and to provide presentation of new products. For some prospective buyers, selling their existing home has become a less predictable process and, as a result, when they sell their home, they often need to find, buy and move into a new home in 90 days or less. Other buyers simply prefer the certainty provided by being able to fully visualize a home before purchasing it. Of the total number of homes closed in 2025 and 2024, 68% and 60%, respectively, were inventory homes which include both homes started as inventory homes and homes that started under a contract that were later cancelled and became inventory homes as a result. Our desire to meet the higher demand for inventory homes that offered quick move-ins and more selective incentives compared to new builds led to an increase in the percentage of inventory homes delivered in 2025 compared to 2024. The incentives we offered on inventory homes in 2025 were based on community level market conditions and we may decide to change or discontinue such incentives in 2026 depending on how market conditions evolve.

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
As of December 31, 2025, we had a total of 1,809 homes in backlog with an aggregate sales value of $989.9 million, in various stages of completion, including homes that are under contract but for which construction had not yet begun. As of December 31, 2024, we had a total of 2,531 homes in backlog with an aggregate sales value of $1.4 billion. Homes included in year-end backlog are typically included in homes delivered in the subsequent year. The decrease in backlog compared to prior year is primarily attributable to a decrease in new contracts driven by lower homebuyer demand and more inventory homes being both sold and delivered in the fourth quarter of 2025 due to the sales incentives, such as mortgage interest rate buydowns we offered on inventory homes. Homes sold and delivered in the same quarter represented 40% and 28% of the total homes delivered in the fourth quarter of 2025 and 2024, respectively.
Warranty
We provide certain warranties in connection with our homes and also perform inspections with the buyer of each home immediately prior to delivery and as needed after a home is delivered. The Company offers both a transferable limited warranty program (“Home Builder’s Limited Warranty”) and a transferable structural limited warranty. The Home Builder’s Limited Warranty covers construction defects for a statutory period based on geographic market and state law (currently ranging from four to ten years for the states in which the Company operates) and includes a mandatory arbitration clause. The structural warranty is for 10 years for homes sold after December 31, 2021, 10 or 15 years for homes sold after December 1, 2015 and on or before December 31, 2021 (except for homes sold in Texas), and 10 or 30 years for homes sold after April 25, 1998 and on or before December 1, 2015 (except for homes sold in Texas). We also pass along to our homebuyers all warranties provided by the manufacturers or suppliers of components installed in each home. Although our subcontractors are generally required to repair and replace any product or labor defect during their respective warranty periods, we are ultimately responsible to the homeowner for making such repairs during our applicable warranty period. Accordingly, we have estimated and established reserves for both our Home Builder’s Limited Warranty and potential future structural warranty costs based on the number of home deliveries and historical data trends for our communities. In the case of the structural warranty, we also employ an actuary to assist in the determination of our future costs on an annual basis. Our warranty expense (including the warranty claims in 2025 in two of our Florida communities primarily relating to attic ventilation issues discussed in Note 8 to our Consolidated Financial Statements) was approximately 0.8%, 0.7% and 0.6% of total housing revenue in 2025, 2024 and 2023, respectively.
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
We are focused on adding land positions in desirable locations in a cost-effective manner that is responsive to changing market conditions and growing our market share and community count in our existing markets. Before acquiring land, we complete extensive comparative studies and analyses, which assist us in evaluating the economic feasibility of each land acquisition. We consider a number of factors, including projected rates of return, estimated gross margins, and projected pace of absorption and sales prices of the homes to be built, all of which are impacted by our evaluation of population and employment growth patterns, demographic trends and competing new home subdivisions and resales in the relevant sub-market.
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
In 2025, we developed over 80% of our lots internally, primarily due to a lack of available developed lots in desirable locations in our markets. Raw land that requires development generally remains more available. In order to minimize our investment and risk of large exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the cost of land investment and development through joint ownership and development agreements, joint ventures, and other similar arrangements. For joint venture arrangements where a special purpose entity is established to own the property, we enter into limited liability company or similar arrangements (“LLCs”) with the other partners. Further details relating to our joint venture arrangements are included in Note 6 to our Consolidated Financial Statements.
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
In the normal course of our homebuilding business, we balance the economic risk of owning lots and land with the necessity of having lots available for construction of our homes. Our management teams regularly examine lots under contract and changing market conditions to determine if current estimates continue to meet the targeted returns for the land before it was purchased. In situations where we believe targeted returns are no longer likely to be achieved, we may choose to terminate certain land purchase contracts which may result in write-offs of deposits and/or pre-acquisition costs. During 2025, we recorded $11.8 million in write-offs of land deposits and pre-acquisition costs.
The following table sets forth our land position in lots (including lots held in joint venture arrangements) at December 31, 2025:

	Lots Owned
Region	Developed Lots	Lots Under Development	Undeveloped Lots (a)	Total Lots Owned	Lots Under Contract	Total
Northern	3,944	1,135	2,449	7,528	11,590	19,118
Southern	6,543	5,226	6,355	18,124	12,739	30,863
Total	10,487	6,361	8,804	25,652	24,329	49,981
(a)Includes our interest in raw land held by joint venture arrangements expected to be developed into 2,263 lots.

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
Our financial services operations compete with other mortgage lenders to arrange financing for homebuyers. Principal competitive factors include pricing, mortgage loan terms, underwriting criteria, mortgage interest rates, customer service and other features of mortgage loan products available to the consumer.
Government Regulation and Environmental Matters
Our homebuilding operations are subject to various local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment, including the emission or discharge of materials into the environment, storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws and existing conditions may result in delays, cause us to incur substantial compliance and other costs and prohibit or severely restrict homebuilding activity in environmentally sensitive areas. Environmental costs and accruals were not material to our operations, cash flows or financial position in 2025, 2024 or 2023.
Our homebuilding operations are also subject to various local, state and federal statutes, ordinances, rules and regulations concerning building, zoning, design, construction, sales, consumer protection and similar matters. These regulations increase the cost to produce and market our homes and, in some instances, delay our ability to develop and finish lots and can present a similar challenge for the timely delivery of finished lots to us by outside developers. Counties and cities in which we build homes have at times declared moratoriums on the issuance of building permits and imposed other restrictions in the areas in which sewage treatment facilities and other public facilities do not reach minimum standards. In addition, our homebuilding operations are regulated in certain areas by restrictive zoning and density requirements that limit the number of homes that can be built within the boundaries of a particular area. We may also experience extended timelines for receiving required approvals from municipalities or other government agencies that can delay our anticipated development and construction activities in our communities. During 2025, we experienced delays in receiving governmental and municipality approvals in certain of our community locations, and we may experience a similar level of delays in 2026.
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
Seasonality
Our homebuilding operations have historically experienced significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, homes delivered increase substantially in the second half of the year. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. Our financial services operations also experience seasonality because their loan originations correspond with the delivery of homes in our homebuilding operations. Additionally, short-term volatility in the homebuilding industry and in the overall economy may, from time to time, affect our quarter-to-quarter results, similar to 2025.
Human Capital
At December 31, 2025, we employed 1,801 people (including part-time employees), including 1,400 in homebuilding operations, 260 in financial services and 141 in management and administrative services. None of our employees are represented by a collective bargaining agreement.
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

We prioritize employee development and seek to align career aspirations with suitable opportunities. Our operating divisions assign training to our employees based upon their particular roles and responsibilities. In addition, all of our employees must adhere to our code of conduct and participate in mandatory company-wide training sessions to ensure all employees follow the same set of safety and ethical standards. These training sessions cover topics such as workplace safety, ethics, cyber security, risk mitigation and anti-harassment.

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
•demographic trends;
•changes in energy prices;
•population growth, household formations and other demographic changes that may be driven by, among other factors, birth rate changes or U.S. immigration changes;
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
Housing market conditions were challenging in 2025 and consumer confidence weakened as affordability concerns were exacerbated by elevated mortgage interest rates and uncertain trade policies. Declines in the homebuilding and mortgage lending industries and overall economy could decrease the market value of our inventory which could have a negative impact on our gross margins from home sales as we experienced in 2025 compared to 2024. We recorded an aggregate charge of $47.7 million during 2025 that included $11.8 million of write-offs of land deposits and pre-acquisition costs for land we no longer intend to purchase and $35.9 million of inventory impairments. Of these charges, $6.7 million and $41.0 million were attributable to the Northern homebuilding operating segment and the Southern homebuilding operating segment, respectively. A reduction in our gross margins from home sales could have a significantly negative impact on our financial position and results of operations. Additional external factors, such as foreclosure rates, mortgage availability, high inflation, competition and unemployment rates, could also negatively impact our results.
Increased mortgage interest rates have made it increasingly difficult for potential customers to qualify for sufficient financing, which is contributing to the affordability issues negatively impacting the homebuilding and mortgage lending industries. Customers may be less willing or able to buy our homes if these conditions continue to impact the homebuilding industry. We closely monitor our sales prices and offer sales incentives and mortgage rate buydown programs and adjust base sales prices in certain circumstances and in certain communities, which negatively impacted our sales prices and gross margins in 2025. We may or may not continue to offer these incentives in 2026. In the future, our pricing strategies may be limited by market conditions. We may be unable to change the mix of our home offerings, reduce the costs of the homes we build or offer more affordable homes to maintain our gross margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may increase.
Our absorption rate and new contracts declined in 2025 compared to prior year while our cancellation rate increased year over year. Any further decline in sales activity could adversely affect our results of operations, financial condition and cash flows.
Our financial services business is closely related to our homebuilding business as it originates mortgage loans principally on behalf of purchasers of the homes we build. If demand for our homes declines in the future, the financial results of our financial services segment may also decline.
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
The homebuilding industry is fragmented and highly competitive. We compete with numerous public and private homebuilders, including some that are substantially larger than us and may have greater financial resources than we do. We also compete with community developers and land development companies, some of which are also homebuilders or affiliates of homebuilders. Homebuilders compete for customers, land, building materials, subcontractor labor and financing. Competition for new home orders is primarily based upon home sales price, location of property, home style, financing available to prospective homebuyers, quality of homes built, customer service and general reputation in the community, and may vary by market, sub-market and even by community. Additionally, competition within the homebuilding industry can be impacted by an excess supply of new and existing homes available for sale resulting from a number of factors including, among other things, increases in unsold started homes available for sale and increases in home foreclosures. Increased competition may cause us to decrease our home sales prices and/or increase home sales incentives in an effort to generate new home sales and maintain homes in backlog until they close. Increased competition can also result in us selling fewer homes or experiencing a higher number of cancellations by homebuyers. If, for example, prices for new homes decline, competitors increase their use of sales incentives, mortgage interest rates increase, the availability of mortgage financing diminishes, current homeowners find it difficult to sell their current homes, homebuyers are concerned about rising inflation, or there is a downturn in local or regional economies or in the national economy, homebuyers may choose to terminate their existing home purchase contracts with us in order to negotiate for a lower price or because they cannot, or will not, complete the purchase and our remedies generally do not extend beyond the retention of deposits. These competitive pressures may negatively impact our future financial and operating results.
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
Reductions in the availability of mortgage financing, continued elevated mortgage interest rates for prolonged periods and further increases in mortgage interest rates or down payment requirements could adversely affect our business.
Mortgage interest rates have remained elevated since rising in 2022 after a period of historical low rates, which has increased the costs of owning a home and reduced the demand for our homes. Despite the Federal Reserve reducing rates by an additional 75 basis points during 2025, mortgage rates continue to hover between 6% and 7%. Any rate increases by the Federal Reserve could further increase the costs of owning a home and reduce the demand for our homes. Demand for new homes may also further decline or fail to improve if mortgage interest rates remain elevated for a longer period of time.
In addition, any reduction in the availability of the financing provided by Fannie Mae and Freddie Mac could adversely affect mortgage interest rates, mortgage availability and our sales of new homes and origination of mortgage loans.
FHA and VA mortgage financing support remains an important factor in marketing our homes. Any increases in down payment requirements, lower maximum loan amounts, or limitations or restrictions on the availability of FHA and VA financing support could adversely affect mortgage interest rates, mortgage availability and our sales of new homes and origination of mortgage loans.
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
We must anticipate demand for new homes several years before actually selling homes to homeowners. There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes fluctuates and land purchases become more competitive, which can increase the costs of land. There is often a significant time lag between when we acquire land for development and when we sell homes in neighborhoods we have planned, developed and constructed. The value of undeveloped land, lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant, and fluctuations in value can reduce profits. Economic conditions could require us to sell homes or land at a loss, hold land in inventory longer than planned or walk away from land that we no longer intend to purchase resulting in write-offs of land deposits, which could significantly impact our financial condition, results of operations, cash flows and stock performance. Additionally, we are required to periodically evaluate our inventory for potential impairment, which may result in valuation adjustments that could be significant and negatively impact our results of operations and financial condition. We recorded an aggregate charge of $47.7 million during 2025 that included $11.8 million of write-offs of land deposits and pre-acquisition costs for land we no longer intend to purchase as a result of our efforts to right-size our land portfolio and $35.9 million of inventory impairments. We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful or that we will not record additional inventory impairment charges or write-offs of land deposits and pre-acquisition costs.
Supply shortages and risks related to the demand for labor and building materials could increase costs and delay deliveries.
The residential construction industry experiences labor and material shortages and risks from time to time, including: work stoppages; labor disputes; shortages in qualified subcontractors and construction personnel; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and delays in availability, or fluctuations in prices of building materials. These labor and material shortages and risks can be more severe during periods of strong demand for housing or during periods when the markets in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. Any of these circumstances could delay the start or completion of our communities, increase the cost of developing one or more of our communities and increase the construction cost of our homes. If labor and building material shortages and cost increases return, our gross margins and results of operations could be adversely affected if we are unable to continue to increase prices or achieve other cost savings.

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
Inflation can have a long-term adverse impact on us because if our costs of land, materials and labor increase, we would need to increase the sale prices of our homes to maintain satisfactory margins. Although inflation declined in 2025 compared to the past several years, many of the increases in costs that we experienced from 2022 through 2024 have persisted. We may experience high rates of inflation in the future, and in a high inflationary environment, we may not be able to raise home prices enough to keep pace with the increased costs of land and house construction, which could reduce our profit margins.
Our limited geographic diversification could adversely affect us if the demand for new homes in our markets declines.
We have operations in Ohio, Indiana, Illinois, Michigan, Minnesota, North Carolina, Florida, Tennessee and Texas. Our limited geographic diversification could adversely impact us if the demand for new homes or the level of homebuilding activity in our current markets declines, since there may not be a balancing opportunity in a stronger market in other geographic regions. Moreover, certain insurance companies doing business in states in which we operate could restrict, curtail or suspend the issuance of homeowners’ insurance policies on single-family homes. This could both reduce the availability of hurricane, fire and other types of natural disaster insurance, in general, and increase the cost of such insurance to prospective purchasers of homes. Mortgage financing for a new home is conditioned, among other things, on the availability of adequate homeowners’ insurance.
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
We record warranty and other reserves for the homes we sell based on a number of factors, including historical experience in our markets, insurance and actuarial assumptions and our judgment with respect to the qualitative risks associated with the types of homes we build. We recorded $11.2 million in additional warranty claims in 2025 in two communities in Florida primarily relating to attic ventilation issues. Because of the high degree of judgment required in determining these liability reserves, our actual future liability could differ significantly from our reserves. Given the inherent uncertainties, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will adequately address all of our construction defect, product liability and warranty claims. If the costs to resolve these claims exceed our estimates, our results of operations, financial condition and cash flows could be adversely affected.

Our subcontractors can expose us to warranty and other risks.

We rely on subcontractors to construct our homes, and in many cases, select and obtain building materials. Despite our detailed specifications and quality control procedures, in some cases, it may be determined that subcontractors used improper construction processes or defective materials in the construction of our homes. Although our subcontractors have principal responsibility for defects in the work they do, we have ultimate responsibility to the homebuyers. When we identify these defects, we repair them in accordance with our warranty obligations. As mentioned above, we recorded an additional $11.2 million for warranty claims in two or our Florida communities primarily relating to attic ventilation issues. Improper construction processes and defective products widely used in the homebuilding industry can result in the need to perform extensive repairs to large numbers of homes. The cost of complying with our warranty obligations may be significant if we are unable to recover the cost of repairs from subcontractors, materials suppliers and insurers.

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
Our $900 million unsecured revolving credit facility dated July 18, 2013, as amended, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly-owned homebuilding subsidiaries (the “Credit Facility”), the indenture governing our 3.95% Senior Notes due 2030 (the “2030 Senior Notes”) and the indenture governing our 4.95% Senior Notes due 2028 (the “2028 Senior Notes”) impose restrictions on our operations and activities. These restrictions and/or our failure to comply with the terms of our indebtedness could have a material adverse effect on our results of operations, financial condition and ability to operate our business.
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
As of December 31, 2025, we had approximately $696.3 million of indebtedness (net of debt issuance costs), excluding issuances of letters of credit, our $200 million mortgage repurchase facility, with M/I Financial as borrower (the “MIF Mortgage Repurchase Facility”) and our $100 million master repurchase facility, with M/I Financial as borrower (the “MIF Master Repurchase Facility), and we had $806.8 million of remaining availability for borrowings under the Credit Facility. In addition, under the terms of the Credit Facility, the indentures governing the 2030 Senior Notes and the 2028 Senior Notes and the documents governing our other indebtedness, we have the ability, subject to applicable debt covenants, to incur additional indebtedness. Our incurrence of additional indebtedness could magnify other risks related to us and our business. Our indebtedness and any future indebtedness we may incur could have a significant adverse effect on our future financial condition.
For example:
•a significant portion of our cash flow may be required to pay principal and interest on our indebtedness, which could reduce the funds available for working capital, capital expenditures, acquisitions or other purposes;
•borrowings under the Credit Facility bear, and borrowings under any new facility could bear, interest at floating rates, which could result in higher interest expense in the event of an increase in mortgage interest rates;
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
The M/I Financial repurchase facilities will expire in 2026.
M/I Financial uses the MIF Mortgage Repurchase Facility and the MIF Master Repurchase Facility to finance eligible residential mortgage loans originated by M/I Financial. These facilities will expire on October 20, 2026. If we are unable to renew or replace the MIF Mortgage Repurchase Facility or the MIF Master Repurchase Facility when they mature, the activities of our financial services segment could be impeded and our home sales and homebuilding and financial services results of operations may be adversely affected.
Capital allocation strategies could adversely affect our operating results and shareholder value.
Our goal is to allocate capital to maximize our overall long-term returns. This includes growing profitability, improving balance sheet efficiency and generating returns above our cost of capital. If we do not properly allocate our capital, we may fail to produce optimal financial results and we may experience a reduction in shareholder value, including increased volatility in the price of our common shares.

As part of our capital allocation strategy, from time to time we have returned, and may continue to return, value to our shareholders through share repurchases. For example, during 2025 we repurchased 1.6 million outstanding common shares under our share repurchase programs at an aggregate purchase price of $202.0 million. In addition, in November 2025 we announced a new share repurchase program that authorizes the Company to purchase up to $250 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws (the “Second 2025 Share Repurchase Program”). The timing, amount and other terms and conditions of any additional repurchases under the Second 2025 Share Repurchase Program is based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements.

Decisions with respect to share repurchases are subject to the discretion of our Board of Directors and are based on a variety of factors, including the price and availability of our shares, trading volume, our earnings and financial condition, general market conditions and other capital allocation opportunities. The share repurchase program may be suspended or discontinued at any time in the future without prior notice. Repurchases under our share repurchase program may reduce the market liquidity for our common shares, potentially affecting its trading volatility and price. Future share repurchases may also diminish our cash reserves, which may also impact our ability to pursue other opportunities.

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

The failure of banks or financial institutions could have an adverse effect on our liquidity or consolidated financial statements if we have deposits at the failed banks or financial institutions, or if the failed banks or financial institutions, or any substitute or additional banks or financial institutions, participate in our Credit Facility. Under our Credit Facility, non-defaulting lenders remain obligated to fund amounts up to their commitment level under the Credit Facility. However, non-defaulting lenders are not obligated to cover or acquire a defaulting lender’s respective commitment to fund loans or to issue letters of credit and may be unwilling to issue additional letters of credit if we do not enter into arrangements to address the risk with respect to the defaulting lender (which may include cash collateral). If the non-defaulting lenders are unable or unwilling to cover or acquire a defaulting lender’s respective commitment, the borrowing and letter of credit capacities under our Credit Facility may be more limited. In addition, if a buyer under the MIF Mortgage Repurchase Facility or the MIF Master Repurchase Facility, which M/I Financial uses to fund mortgage originations, fails or is unable or unwilling to fulfill its obligations, M/I Financial’s borrowing capacity under the MIF Mortgage Repurchase Facility or the MIF Master Repurchase Facility may be limited and have an adverse effect on our liquidity and ability to provide mortgage loans to our homebuyers.

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

We must also obtain licenses, permits and approvals from various governmental authorities in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. During 2024 and 2025, we experienced delays in receiving governmental and municipality approvals in certain of our community locations, and we expect that we may experience a similar level of delays in 2026. Governmental authorities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, governmental authorities may enact growth control initiatives, which restrict the number of building permits available in a given year. In addition, we may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. If governmental authorities in locations in which we operate take actions like these, it could have an adverse effect on our business by causing delays, increasing our costs, or limiting our ability to operate in the applicable area.

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
We use information technology, digital communications and other computer resources to carry out important operational and marketing activities and to maintain our business records. We have implemented systems and processes intended to address ongoing and evolving cybersecurity risks, secure our information technology, applications and computer systems, and prevent unauthorized access to or loss of sensitive, confidential and personal data. We adhere to the National Institute of Standards and Technology (“NIST”) CSF Framework to ensure we have proper controls in place to reduce our risk to cyber security threats. We also depend on various partners and providers, and our mortgage and title service software partners, to secure our home buyers’ personal identifiable and confidential information. We provide regular personnel awareness training regarding potential cyber security threats, including the use of internal tips, reminders and phishing assessments, to help ensure employees remain diligent in identifying potential risks. In addition, we have deployed monitoring capabilities to support early detection, internal and external escalation, and effective responses to potential anomalies. However, cyberattacks or other security breaches may remain undetected over an extended period of time and may not be addressed in a timely manner to minimize the impact, which could result in substantial costs. Many of our information technology and other computer resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service standards. We also rely on our third-party service providers to maintain effective cyber security measures to keep our information secure and to carry cyber insurance. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, hacking, employee error, system error and faulty password management.

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

Item 1B.UNRESOLVED STAFF COMMENTS
None.

Item 1C. CYBERSECURITY

The Company’s Chief Information Officer (“CIO”) leads our Information Security Committee (a taskforce comprised of senior representatives from primary corporate functions, mortgage and title operations, IT infrastructure, IT security, and external security consultants), which is responsible for developing, updating, implementing and maintaining our cybersecurity strategy, policy (which leverages the NIST CSF framework), standards, architecture, and processes. The Company has integrated cyber security into its annual risk assessment process. This process identifies critical assets and assesses those assets for potential threats and vulnerabilities, prioritizes risks based on their impact and likelihood, assesses controls to ensure they appropriately mitigate risks and identifies gaps that require additional attention. Gaps identified during this process are typically included in the Information Security Committee’s risk register. The Information Security Committee meets quarterly and continuously monitors and re-evaluates risks through its risk register, which was initially developed using the NIST CSF framework. The CIO provides annual reports to our Board of Directors, and periodic reports to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”), and other members of senior management, regarding existing and emerging cybersecurity risks and threats, the status of projects intended to strengthen our information security systems, and assessments of our information security program.

Our Information Security Committee notifies members of senior management if any cybersecurity incident leads to a breach or loss of any data. These members of senior management are responsible for promptly determining if such an incident is material and notifying our CEO, CFO and our Board of Directors of the material incident and the impact that the incident has had, and is expected to have, on the Company’s reputation, results of operations, financial condition, and business strategy. The Company engages third-party auditors and consultants to evaluate and assist the Company in responding to cybersecurity threats and incidents, and, if necessary, monitoring any exposure of confidential company or customer data. The Company also actively engages with key vendors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies, procedures and strategy, assess our security status, and align our cybersecurity practices with current and emerging cybersecurity risks.

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
Item 4. MINE SAFETY DISCLOSURES
None.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Shares and Dividends
The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.” As of February 11, 2026, there were approximately 296 record holders of the Company’s common shares. At that date, there were 30,137,141 common shares issued and 25,767,709 common shares outstanding.
Performance Graph
The following graph illustrates the Company’s performance in the form of cumulative total return to holders of our common shares for the last five calendar years through December 31, 2025, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Stock Index and the Standard & Poor’s 500 Homebuilding Index.

Comparison of Cumulative Year Total Return
Index Value
700
600
500
400
300
200
100
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
M/I Homes, Inc.
S&P 500
S&P 500 Homebuilding Index

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
M/I Homes, Inc.	$100.00	$140.39	$104.27	$311.00	$300.18	$288.89
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500 Homebuilding Index	100.00	150.35	121.41	211.33	209.89	204.19

Share Repurchases
Common shares purchased during each month during the fourth quarter ended December 31, 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)

October 1, 2025 - October 31, 2025	—	$—	—	99,622,549
November 1, 2025 - November 30, 2025	360,000	$128.76	360,000	224,114,828
December 1, 2025 - December 31, 2025	27,000	$136.94	27,000	220,417,473

Quarter ended December 31, 2025	387,000	$129.33	387,000	220,417,473
(1)On February 11, 2025, the Company announced that its Board of Directors authorized a new share repurchase program which authorized the Company to purchase up to $250 million of its outstanding common shares (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program replaced the 2024 Share Repurchase Program which had $106.7 million of remaining availability at the time. On November 12, 2025, the Company announced that its Board of Directors authorized the Second 2025 Share Repurchase Program which replaced the 2025 Share Repurchase Program which had $79.2 million of remaining availability at this time. Under the Second 2025 Share Repurchase Program, the Company may purchase up to $250 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. As of December 31, 2025, $220 million remained available for repurchase under the Second 2025 Share Repurchase Program. The Second 2025 Share Repurchase Program does not have an expiration date and may be modified, suspended or discontinued at any time. See Note 16 to our Consolidated Financial Statements for additional information.

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
ITEM 6.  Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     OPERATIONS

OVERVIEW
M/I Homes, Inc. together with its subsidiaries is one of the nation’s leading builders of single-family homes, having sold over 168,200 homes since commencing homebuilding activities in 1976. The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Fort Myers/Naples, Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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

If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of December 31, 2025, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums.
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

Our warranty reserve amounts are based upon historical experience and geographic location. While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. During 2025, our warranty reserves have been adversely affected by warranty repairs in two of our Florida communities primarily related to attic ventilation issues. See Note 1 and Note 8 to our Consolidated Financial Statements for additional information related to our warranty reserves.
RESULTS OF OPERATIONS
Overview
In 2025, the housing industry faced headwinds including elevated mortgage interest rates, inflationary pressures, affordability issues and overall economic uncertainty. These conditions softened homebuyer demand and resulted in declines across several financial and operational metrics in 2025 when compared to 2024, including new contracts which decreased 4% compared to 2024. In 2025, our annual gross margin percentage declined 360 basis points to 23.0%. Our revenue decreased 2% due to 1% decreases in both our homes delivered and average sales price in 2025 compared to 2024. Despite the challenging conditions facing the housing industry, we had strong cash flow and liquidity in 2025 and ended the year with low leverage.

Our results for the year ended December 31, 2025 in comparison to the year ended December 31, 2024 were as follows:
•Homes delivered decreased 1% to 8,921
•Revenue decreased 2% to $4.4 billion
•Pre-tax income decreased 28% to $526.6, 11.9% of revenue
•Net income decreased 29% to $402.9 million
•New contracts decreased 4% to 8,199
•Absorption pace of sales per community declined to 3.0 per month compared to 3.3 per month
•Average community count increased 6% with 232 active communities at the end of 2025
•Shareholders’ equity increased 8% to $3.2 billion, an all-time record high for our Company
•Book value per common share increased to a record high $123 per share
•Homebuilding debt to capital ratio improved to 18%

In addition to the results described above, our financial services operations recorded a $4.8 million increase in operating income in 2025 compared to 2024 as a result of increases in closings and average loan amount.

Our company-wide absorption pace of sales per community in 2025 declined from 3.3 per month in 2024 to 3.0 per month in 2025 as a result of lower homebuyer demand which resulted in a 4% decrease in new contracts during 2025 compared to prior year. Our average community count did increase from 216 in 2024 to 229 in 2025. We plan to open additional new communities during 2026 and increase our average community count by about 5% compared to 2025.
Income before income taxes for the twelve months ended December 31, 2025 decreased 28% from $733.6 million for the year ended December 31, 2024 to $526.6 million for the year ended December 31, 2025. In 2025, our net income was $402.9 million, or $14.74 per diluted share, compared to net income of $563.7 million, or $19.71 per diluted share in 2024. Our effective tax rate was 23.5% in 2025 compared to 23.2% in 2024.

In 2025, we recorded total revenue of $4.42 billion, of which $4.29 billion was from homebuilding and $125.5 million was from our financial services operations. Revenue from homes delivered decreased 2% from 2024 driven primarily by a 1% decrease in both the number of homes delivered in 2025 (134 units) and the average sales price of homes delivered (decreased $4,000 per home). Our revenue and average sales price reflect a $200.0 million reduction for incentives and closing costs in 2025 compared to a $131.3 million reduction for incentives and closing costs in 2024. Revenue from our financial services segment increased 8% to $125.5 million in 2025 as a result of increases in loans closed and sold during the year and the average loan amount.

Total gross margin (total revenue less total land and housing costs) decreased $181.7 million in 2025 compared to 2024 as a result of a $190.9 million decrease in the gross margin of our homebuilding operations partially offset by a $9.3 million improvement in the gross margin of our financial services operations. Our homebuilding gross margin declined $190.9 million and homebuilding gross margin percentage declined 390 basis points from 24.7% in the prior year to 20.8% in 2025. The decline in gross margin dollars primarily resulted from the decreases in homes delivered and average sales price, which included a $53.3 million increase in mortgage interest rate buydowns offered, $64.9 million increase in lot costs, $47.7 million for inventory charges and $11.2 million in warranty claims in two of our Florida communities primarily relating to attic ventilation issues. The improvement in the gross margin of our financial services operations is attributable to an increase in the number of loan originations, higher margins on loans sold, and an increase in the average loan amount during 2025 compared to prior year.
We opened 81 new communities during 2025. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. The mix of communities delivering homes may cause fluctuations in our new contracts and housing gross margin from year to year.
For 2025, selling, general and administrative expense increased $17.9 million, and increased as a percentage of revenue to 11.6% in 2025 from 10.9% in 2024. Selling expense increased $13.5 million from 2024 and increased as a percentage of revenue to 5.6% from 5.2% in 2024. Realtor commissions contributed $7.7 million to the increase in selling expense in 2025 due to higher realtor commissions paid during the period compared to prior year. In addition to commissions, costs associated with our sales offices, including compensation-related expenses and models, increased $5.8 million in 2025 due to our increased community count. General and administrative expense increased $4.3 million in 2025 compared to 2024 and also increased as a percentage of revenue from 5.7% in 2024 to 5.9% in 2025. The dollar increase in general and administrative expense was primarily due to a $1.2 million increase in compensation-related expenses, a $1.2 million increase in costs associated with information systems, and a $1.9 million increase in miscellaneous expenses.

Outlook
Looking ahead to 2026, we expect housing affordability challenges, elevated mortgage interest rates and tepid homebuyer sentiment to continue to put pressure on homebuyer demand. Although certain industry forecasts are projecting a gradual moderation in mortgage interest rates, we anticipate that affordability challenges are likely to persist until consumer incomes, housing prices, and financing costs are more aligned. In this environment, we may experience further margin pressure as we continue to promote targeted incentives at the community level, including mortgage interest rate buydowns, to stimulate homebuyer demand.

We intend to manage our land spending consistent with our long‑term growth objectives and focus on opportunities that meet our operating returns and location requirements. Our inventory home strategy, construction cadence, and efforts to improve overhead efficiency will remain central to our operating approach.

As we enter our 50th year of business, we continue to believe that long‑term industry fundamentals—including limited new and resale housing supply, favorable demographic trends, and the belief that consumers want to own a home—remain supportive of future demand. We also believe that our strong balance sheet, prudent execution of our strategies, and diverse product offerings will position us well for growth when market conditions normalize. We will continue to monitor evolving market dynamics, maintain disciplined cost management, and invest strategically in land and development for future growth. However, we recognize that our ability to achieve our strategic objectives and performance goals for 2026 and beyond may be limited if macroeconomic conditions continue to negatively impact homebuyer demand.

In 2026, as we celebrate our 50th year of delivering high quality communities and homes, we expect to prioritize the following business strategies:

•Employ incentives to promote sales.
•Manage inventory home levels to meet homebuyer demand;
•Manage land spend and maintain disciplined cost management;
•Open new communities aligned with long‑term growth objectives.
•Maintain a strong balance sheet and liquidity levels, and low leverage.
•Continue emphasizing product quality, customer service, and premier community locations.

During 2025, we invested $523.7 million in land acquisitions and $645.6 million in land development. We invested more in land development than in land acquisitions in order to finish lots needed to start homes and allow us to open new communities. We continue to closely review all of our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land and investment spend accordingly.

We ended 2025 with approximately 50,000 lots under control, which represents a 5.6-year supply of lots based on 2025 homes delivered, including certain lots that we anticipate selling to third parties. This represents a 4% decrease from our approximately 52,200 lots under control at the end of 2024.

We opened 81 communities and closed 69 communities in 2025, ending the year with a total of 232 communities, compared to 220 at the end of 2024. Although the timing of opening new communities and closing out existing communities is subject to substantial variation, we expect to grow our 2026 average community count by about 5% compared to 2025.

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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment: revenue; selling, general and administrative expense; operating income (loss); interest (income) expense; and income before income taxes for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenue:
Northern homebuilding	$1,890,457	$1,900,013	$1,523,943
Southern homebuilding	2,401,861	2,488,451	2,415,730
Financial services (a)	125,463	116,206	93,829
Total revenue	$4,417,781	$4,504,670	$4,033,502

Cost of Sales:
Northern homebuilding	$1,475,438	$1,480,326	$1,228,949
Southern homebuilding	1,925,144	1,825,455	1,785,624
Financial services (a)	—	—	—
Total cost of sales (b)	$3,400,582	$3,305,781	$3,014,573

General and administrative expense:
Northern homebuilding	$41,103	$42,908	$36,827
Southern homebuilding	77,291	76,200	65,078
Financial services (a)	57,303	52,826	45,115
Segment general and administrative expense	$175,697	$171,934	$147,020
Corporate and unallocated general and administrative expense	87,069	86,488	75,745
Total general and administrative expense	$262,766	$258,422	$222,765

Selling expense:
Northern homebuilding	$95,860	$95,680	$81,847
Southern homebuilding	149,457	136,198	124,860
Financial services (a)	—	—	—
Segment selling expense	$245,317	$231,878	$206,707
Corporate and unallocated selling expense	2,563	2,495	2,235
Total selling expense:	$247,880	$234,373	$208,942

Operating income (loss):
Northern homebuilding	$278,056	$281,099	$176,320
Southern homebuilding	249,969	450,598	440,168
Financial services (a)	68,160	63,380	48,714
Segment operating income	$596,185	$795,077	$665,202
Corporate selling, general and administrative expense	(89,632)	(88,983)	(77,980)
Total operating income (a) (b)	$506,553	$706,094	$587,222

Interest (income) expense - net:
Northern homebuilding	$(70)	$(228)	$(186)
Southern homebuilding	(3,076)	(2,554)	(1,703)
Financial services (a)	12,504	13,698	10,360
Segment interest (income) expense - net	$9,358	$10,916	$8,471
Corporate interest (income) expense - net	(29,393)	(38,430)	(28,493)
Total interest (income) expense - net	$(20,035)	$(27,514)	$(20,022)

Other income (c)	$—	$—	$(33)

Income before income taxes	$526,588	$733,608	$607,277
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.
(b)For the year ended December 31, 2025, total cost of sales and operating income were reduced by $47.7 million in inventory impairment charges and write-offs of land deposits and pre-acquisition costs taken during the period. $6.7 million and $41.0 million of these charges and write-offs were attributable to the Northern homebuilding operating segment and the Southern homebuilding operating segment, respectively. Additionally, total cost of sales and operating income in the Southern homebuilding operating segment were reduced by $11.2 million for warranty charges in two of our Florida communities primarily relating to attic ventilation issues (See Note 8).
(c)Other income is comprised of the equity in (income) loss from joint venture arrangements.

The following table shows supplemental segment information regarding depreciation and amortization expense for years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Depreciation and amortization:
Northern homebuilding	$3,723	$3,787	$3,673
Southern homebuilding	4,616	3,636	2,965
Financial services	1,177	1,130	810
Segment depreciation and amortization	$9,516	$8,553	$7,448
Corporate	9,382	8,833	8,343
Total depreciation and amortization	$18,898	$17,386	$15,791

The following tables show total assets by segment at December 31, 2025 and 2024:

	December 31, 2025
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$14,319	$60,226		$—	$74,545	$—	$74,545
Inventory (a)	1,164,647	2,144,748		—	3,309,395	—	3,309,395
Investments in joint venture arrangements	—	106,299		—	106,299	—	106,299
Other assets	35,087	122,223	(b)	375,682	532,992	753,894	1,286,886
Total assets	$1,214,053	$2,433,496		$375,682	$4,023,231	$753,894	$4,777,125

	December 31, 2024
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$12,209	$57,274		$—	$69,483	$—	$69,483
Inventory (a)	1,041,713	1,980,666		—	3,022,379	—	3,022,379
Investments in joint venture arrangements	—	65,334		—	65,334	—	65,334
Other assets	37,721	132,316	(b)	370,558	540,595	852,005	1,392,600
Total assets	$1,091,643	$2,235,590		$370,558	$3,697,791	$852,005	$4,549,796
(a)Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Northern Region
Homes delivered	3,716	3,873	3,169
New contracts, net	3,416	3,761	3,361
Backlog at end of period	836	1,136	1,248
Average sales price of homes delivered	$507	$490	$479
Average sales price of homes in backlog	$569	$561	$531
Aggregate sales value of homes in backlog	$475,950	$636,862	$663,180
Housing revenue	$1,882,641	$1,897,288	$1,519,488
Land sale revenue	$7,816	$2,725	$4,455
Operating income homes (a)(b)	$275,923	$280,505	$176,074
Operating income land	$2,133	$594	$246
Number of average active communities	95	95	101
Number of active communities, end of period	94	90	102
Southern Region
Homes delivered	5,205	5,182	4,943
New contracts, net	4,783	4,823	4,616
Backlog at end of period	973	1,395	1,754
Average sales price of homes delivered	$460	$478	$485
Average sales price of homes in backlog	$528	$547	$520
Aggregate sales value of homes in backlog	$513,980	$762,821	$912,463
Housing revenue	$2,392,033	$2,478,541	$2,394,884
Land sale revenue	$9,828	$9,910	$20,846
Operating income homes (a)(b)	$247,906	$447,483	$437,054
Operating income land	$2,063	$3,115	$3,114
Number of average active communities	134	121	101
Number of active communities, end of period	138	130	111
Total Homebuilding Regions
Homes delivered	8,921	9,055	8,112
New contracts, net	8,199	8,584	7,977
Backlog at end of period	1,809	2,531	3,002
Average sales price of homes delivered	$479	$483	$483
Average sales price of homes in backlog	$547	$553	$525
Aggregate sales value of homes in backlog	$989,930	$1,399,683	$1,575,643
Housing revenue	$4,274,674	$4,375,829	$3,914,372
Land sale revenue	$17,644	$12,635	$25,301
Operating income homes (a)(b)	$523,829	$727,988	$613,128
Operating income land	$4,196	$3,709	$3,360
Number of average active communities	229	216	202
Number of active communities, end of period	232	220	213
(a)Includes the effect of total homebuilding selling, general and administrative expense for the region as disclosed in the first table set forth in this “Outlook” section.
(b)Includes $47.7 million of inventory impairment charges and write-offs of land deposits and pre-acquisition costs taken during the year ended December 31, 2025. $6.7 million and $41.0 million of these charges and write-offs were attributed to the Northern homebuilding operating segment and the Southern homebuilding operating segment, respectively. Additionally, total cost of sales and operating income in the Southern homebuilding operating segment were reduced by $11.2 million for warranty charges in two of our Florida communities primarily relating to attic ventilation issues.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Financial Services
Number of loans originated	7,117	6,731	5,395
Value of loans originated	$2,897,111	$2,685,078	$2,118,884

Revenue	$125,463	$116,206	$93,829
Less: Selling, general and administrative expenses	57,303	52,826	45,115
Less: Interest expense	12,504	13,698	10,360
Income before income taxes	$55,656	$49,682	$38,354
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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Northern	10.0%	9.8%	10.5%
Southern	12.1%	10.6%	12.1%
Total cancellation rate	11.2%	10.3%	11.4%

Year Over Year Comparisons
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Northern Region. During the twelve months ended December 31, 2025, homebuilding revenue in our Northern region decreased $9.6 million, from $1.90 billion in 2024 to $1.89 billion in 2025. This 1% decrease in homebuilding revenue was the result of a 4% decrease in the number of homes delivered (157 units), offset in part by a 3% increase in the average sales price of homes delivered ($17,000 per home delivered) and a $5.1 million increase in land sales. Operating income in our Northern region decreased $3.0 million, from $281.1 million in 2024 to $278.1 million in 2025. The decrease in operating income was primarily the result of a $4.6 million decrease in our homebuilding gross margin offset in part by a $1.6 million decrease in selling, general, and administrative expense. Our homebuilding gross margin percentage declined 10 basis points from 22.1% in 2024 to 22.0% in 2025. The decline in our homebuilding gross margin was primarily due to fewer home closings offset in part by a 3% increase in the average sales price of homes delivered and a more favorable mix of homes closed. The average sales price in 2025 declined by $6,500 per home when compared to 2024 due to increased in homebuyer incentive costs including mortgage interest rate buydowns when compared to 2024.
Selling, general and administrative expense decreased $1.6 million from $138.6 million in 2024 to $137.0 million in 2025 and decreased as a percentage of revenue to 7.2% in 2025 from 7.3% in 2024. The decrease in selling, general and administrative expense was attributable to a $1.8 million decrease in general and administrative expense that resulted from a $2.3 million decrease in land related expense and a $0.9 million decrease in professional fees offset in part by a $1.3 million increase in compensation-related expenses and $0.1 million increase in miscellaneous expense. The decrease in general and administrative expense was partially offset by a $0.2 million increase in selling expense, due to a $1.4 million increase primarily related to costs associated with compensation-related expenses and models partially offset by a $1.2 million decrease in sales and realtor commissions.
During 2025, we experienced a 9% decrease in new contracts in our Northern region, from 3,761 in 2024 to 3,416 in 2025. Backlog decreased 26% from 1,136 homes at December 31, 2024 to 836 homes at December 31, 2025 as a result of more inventory homes sold in 2025 and a decrease in new contracts. The decrease in new contracts was primarily due to a decline in homebuyer demand and increased popularity of inventory homes when compared to 2024. Inventory homes that were sold and delivered in the fourth quarter represented 34% and 24% of the total homes delivered in the fourth quarter of 2025 and 2024, respectively. Average sales price in backlog increased to $569,000 at December 31, 2025 compared to $561,000 at December 31, 2024 primarily due to the mix of homes being sold offset in part by increased homebuyer incentives ($6,600 per home) compared to 2024. During the twelve months ended December 31, 2025, we opened 37 new communities in our Northern region compared to 21 during 2024. Our monthly absorption rate in our Northern region declined to 3.0 per community in 2025 compared to 3.3 per community in 2024 as a result of the decrease in the number of new contracts and the increase in the number of average active communities during 2025 compared to 2024.
Southern Region. For the twelve months ended December 31, 2025, homebuilding revenue in our Southern region decreased $86.6 million, from $2.49 billion in 2024 to $2.40 billion in 2025. This 3% decrease in homebuilding revenue was primarily the result of a 4% decrease in the average sales price of homes delivered ($18,000 per home delivered) partially offset by a slight increase in the number of homes delivered (23 units). Operating income in our Southern region decreased $200.6 million from $450.6 million in 2024 to $250.0 million in 2025. This decrease in operating income was the result of a $186.3 million decline in our homebuilding gross margin and a $14.3 million increase in selling, general, and administrative expense. Our homebuilding gross margin percentage declined 680 basis points from 26.6% in 2024 to 19.8% in 2025. The decline in our homebuilding gross margin was primarily due to the decrease in the average sales price of homes delivered, a $49.6 million increase in lot costs and the unfavorable impacts of $30.9 million in inventory impairment charges, $10.0 million in write-offs of land deposits and pre-acquisition costs and $11.2 million in warranty claims in two of our Florida communities primarily relating to attic ventilation issues taken in 2025. Increased homebuyer incentive costs, including mortgage interest rate buydowns, decreased the average sales price of homes delivered by $8,800 per home when compared to 2024.
Selling, general and administrative expense increased $14.3 million from $212.4 million in 2024 to $226.7 million in 2025 and increased as a percentage of revenue to 9.4% in 2025 from 8.5% in 2024. The increase in selling, general and administrative expense was attributable to a $13.3 million increase in selling expense and a $1.1 million increase in general and administrative expense. Selling expense increased $13.3 million due to an $8.9 million increase in realtor commissions and a $4.3 million increase in costs related to our sales offices and models due to our increased community count. General and administrative expense increased $1.1 million due to a $2.4 million increase in land-related expenses and a $0.7 million increase in miscellaneous expenses offset in part by $2.0 million decrease in compensation related expenses due to incentive compensation due to our financial performance during the period.
During 2025, we experienced a 1% decrease in new contracts in our Southern region, from 4,823 in 2024 to 4,783 in 2025, which was primarily due to a decrease in demand compared to prior year. Backlog decreased 30% from 1,395 homes at December 31, 2024 to 973 homes at December 31, 2025. The decrease in backlog was primarily due to a decline in homebuyer demand and increased popularity of inventory homes when compared to 2024. Inventory homes that were sold and delivered in the fourth quarter represented 44% and 32% of the total homes delivered in the fourth quarter of 2025 and 2024, respectively. Average sales price in backlog decreased to $528,000 at December 31, 2025 from $547,000 at December 31, 2024 primarily due to increased homebuyer incentives ($9,500 per home) compared to 2024 and the mix of homes in backlog. During 2025, we opened 44 communities in our Southern region compared to 51 in 2024. The decrease in the number of new communities opened primarily related to delays in 2023 that were pushed to 2024. Our monthly absorption rate in our Southern region declined to 3.0 per community in 2025 from 3.3 per community in 2024 due to the increase in average community count.
Financial Services. Revenue from our mortgage and title operations increased $9.3 million, or 8%, from $116.2 million for the twelve months ended December 31, 2024 to $125.5 million for the twelve months ended December 31, 2025 as a result of an increase in the number of loan originations from 6,731 in 2024 to 7,117 in 2025 and an increase in the average loan amount from $399,000 in 2024 to $407,000 in 2025. The increase in our loan originations primarily resulted from mortgage rate buy down incentives that we offered to our homebuyers via our financial services operation.
The operating income of our financial service operations increased $4.8 million in 2025 compared to 2024, which was primarily due to the increase in revenue discussed above, partially offset by a $4.5 million increase in selling, general and administrative expense compared to 2024. The increase in selling, general and administrative expense was primarily attributable to a $2.5 million increase in compensation related expense, a $0.8 million increase in computer-related costs, and a $1.2 million increase in miscellaneous expenses.
At December 31, 2025, M/I Financial provided financing services in all of our markets. Approximately 93% of our homes delivered during 2025 were financed through M/I Financial, compared to 89% during 2024. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expense increased $0.6 million, from $89.0 million in 2024 to $89.6 million in 2025. The increase was primarily due to a $0.5 million increase related to costs associated with information systems and a $0.8 million increase in miscellaneous expenses offset in part by a $0.7 million decrease in compensation expense due to our financial performance during the period.
Interest (Income) Expense - net. The Company earned $20.0 million of interest income - net in the twelve months ended December 31, 2025 compared to earning $27.5 million of interest income - net in the twelve months ended December 31, 2024. The reduction in interest income in 2025 was primarily due to a lower average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 23.5% for the year ended December 31, 2025 and 23.2% for the year ended December 31, 2024 (see Note 14 to our Consolidated Financial Statements for more information).
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
For a comparison of our results of operations for the fiscal years ended December 31, 2024 and December 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 14, 2025.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity
At December 31, 2025, we had $689.2 million of cash, cash equivalents and restricted cash (all of which was comprised of unrestricted cash and cash equivalents), which represents a $132.3 million decrease in unrestricted cash and cash equivalents from December 31, 2024. The decrease in cash is primarily due to decreased net income and home deliveries in 2025 and the timing of land spend compared to prior year. Our principal uses of cash during 2025 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, and debt service requirements, including the repayment of amounts outstanding under our credit facilities, and the repurchase of $202.0 million of our outstanding common shares under the 2024 and both 2025 Share Repurchase Programs compared to $177.0 million repurchased under the 2024 and 2021 Share Repurchase Programs in 2024. In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans, the sale of mortgage servicing rights, excess cash balances, borrowings under our credit facilities, and other sources of liquidity.

The Company is a party to three primary credit agreements: (1) a $900 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly-owned homebuilding subsidiaries; (2) a $200 million mortgage repurchase agreement, dated October 24, 2023, as amended most recently on October 21, 2025 (the “MIF Mortgage Repurchase Facility”), with M/I Financial as borrower; and (3) an uncommitted $100 million mortgage repurchase agreement dated October 21, 2025 (the “MIF Master Repurchase Facility”), with M/I Financial as borrower.

As of December 31, 2025, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities in an aggregate principal amount of $977 million, with $277 million payable within 12 months. Future interest payments associated with these notes payable totaled $103 million as of December 31, 2025, with $32 million payable within 12 months.

As of December 31, 2025, there were no borrowings outstanding and $93.2 million of letters of credit outstanding under our Credit Facility, leaving $806.8 million available. We expect to continue managing our balance sheet and liquidity carefully in 2026 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in 2026 from cash receipts, excess cash balances and availability under our credit facilities.
During the year ended December 31, 2025, we delivered 8,921 homes, started 8,697 homes, ended the year with approximately 4,500 homes under construction compared to approximately 4,700 at the end of last year, and spent $523.7 million on land purchases and $645.6 million on land development.
We are actively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of December 31, 2025, we had a total of 24,329 lots under contract, with an aggregate purchase price of approximately $1.6 billion, to be acquired from 2026 through 2031.

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

Operating Cash Flow Activities. During 2025, we generated $137.3 million of cash from operating activities, compared to generating $179.7 million of cash from operating activities in 2024. The cash generated by operating activities in 2025 was primarily a result of net income of $402.9 million and a $36.7 million increase in other liabilities, offset partially by a $313.5 million increase in inventory, loan originations that exceeded proceeds from the sale of mortgage loans by $20.7 million, a $16.0 million decrease in other assets and a $35.9 million increase in accounts payable and customer deposits. The cash generated by operating activities in 2024 was primarily a result of net income of $563.7 million and a $23.1 million increase in other liabilities, offset partially by a $297.7 million increase in inventory, loan originations that exceeded proceeds from the sale of mortgage loans by $114.0 million, a $23.8 million increase in other assets and a $21.9 million decrease in accounts payable and customer deposits. Net cash provided by operating activities decreased by $42.4 million compared to 2024 primarily as a result of the $160.8 million decline in net income and the $11.7 million reduction in the fair value adjustment of mortgage loans held for sale partially offset by the $93.3 million reduction in the amount by which the sale of mortgage loans exceeded mortgage loan originations, inventory charges and write-offs of land deposits and pre-acquisition costs of $47.7 million, and a $7.1 million increase in deferred income tax expense.

Investing Cash Flow Activities. During 2025, we used $59.7 million of cash in investing activities, compared to using $54.9 million of cash in investing activities during 2024. This $4.8 million increase in cash usage was primarily due to a $5.1 million increase in cash contributions to our joint venture arrangements compared to prior year.

Financing Cash Flow Activities. During 2025, we used $210.0 million of cash in financing activities, compared to using $36.1 million of cash in financing activities during 2024. The increase in cash used in financing activities in 2025 was primarily due to the repurchase of $202.0 million of our outstanding common shares during 2025, repayments of $9.3 million (net of proceeds from borrowings) under the MIF credit facilities and $7.0 million of debt issue costs offset, in part, by $8.4 million in proceeds from the exercise of stock options during 2025. The cash used in financing activities in 2024 was primarily due to the repurchase of $177.0 million of our outstanding common shares during 2024, offset, in part, by proceeds of $120.3 million (net of repayments of borrowings) under the MIF Mortgage Repurchase Facility and $21.3 million in proceeds from the exercise of stock options during 2024.

On November 12, 2025, the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company may purchase up to $250 million of its outstanding common shares (the “Second 2025 Share Repurchase Program”), which replaced the 2025 Share Repurchase Program. During 2025, the Company repurchased 1.6 million outstanding common shares for an aggregate purchase price of $202.0 million under the two 2025 Share Repurchase Programs and the 2024 Share Repurchase Program which was funded with cash on hand. As of December 31, 2025, the Company was authorized to repurchase an additional $220.4 million of outstanding common shares under the Second 2025 Share Repurchase Program (see Note 16 to our Consolidated Financial Statements).

Based on current market conditions, expected capital needs and availability, and the current market price of the Company’s common shares, we expect to continue repurchasing shares during 2026. The timing and amount of any future purchases under the Second 2025 Share Repurchase Program will be based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements.

At December 31, 2025 and December 31, 2024, our ratio of homebuilding debt to capital was 18% and 19%, respectively, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes and our 2028 Senior Notes) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
Included in the table below is a summary of our available sources of cash from the Credit Facility and the MIF Mortgage Repurchase Facility as of December 31, 2025:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$806,815
Notes payable – financial services (b)	(b)	$276,856	$1,264
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $2.4 billion of availability for additional senior debt at December 31, 2025. As a result, the full $900 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $93.2 million of letters of credit outstanding at December 31, 2025, leaving $806.8 million available. The Credit Facility has an expiration date of September 18, 2030.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Repurchase Facility, which may be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of the MIF Mortgage Repurchase Facility as of December 31, 2025, which is $200 million. The MIF Mortgage Repurchase Facility has an expiration date of October 20, 2026. In addition, M/I Financial entered into a new MIF Master Repurchase Facility which provides for an uncommitted maximum borrowing availability of $100 million to expire on October 20, 2026.
Notes Payable - Homebuilding
Homebuilding Credit Facility. The Credit Facility provides for an aggregate commitment amount of $900 million and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $1.05 billion, subject to obtaining additional commitments from lenders. The Credit Facility matures on September 18, 2030. Interest on amounts borrowed under the Credit Facility is payable at an adjusted term SOFR margin of 150 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio).
Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $250 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $2.2 billion at December 31, 2025 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).
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
As of December 31, 2025, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of December 31, 2025:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$2,172.7	$3,061.4
Leverage Ratio	≤	0.60	0.02
Interest Coverage Ratio	≥	1.5 to 1.0	18.64 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$918.4	$6.8

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
The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate based on Daily Simple SOFR plus a margin as defined in the MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings. The MIF Mortgage Repurchase Facility also contains certain financial covenants each of which is defined in the MIF Mortgage Repurchase Facility. There are no guarantors of the MIF Mortgage Repurchase Facility.

As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Repurchase Facility was set at approximately one year and is under consideration for extension annually by the participating lenders. We expect to extend the MIF Mortgage Repurchase Facility on or prior to the current expiration date of October 20, 2026, but we cannot provide any assurance that we will be able to obtain such an extension.

As of December 31, 2025, there was $198.2 million outstanding under the MIF Mortgage Repurchase Facility and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Repurchase Facility, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of December 31, 2025:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	12.0 to 1.0	8.05 to 1.0
Liquidity	≥	$10.0	$38.2
Adjusted Net Income	>	$0.0	$42.2
Tangible Net Worth	≥	$25.0	$40.2
MIF Master Repurchase Facility. The MIF Master Repurchase Facility which provides for an uncommitted maximum borrowing availability of $100 million and expires on October 20, 2026 or upon agent demand with a 30 day notice. The MIF Master Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Master Repurchase Facility at a per annum rate based on Daily Simple SOFR plus a margin as defined in the MIF Master Repurchase Facility. The MIF Master Repurchase Facility contains the same financial covenants as the MIF Mortgage Repurchase Facility.
As of December 31, 2025, there was $78.7 million outstanding under the MIF Master Repurchase Facility and M/I Financial was in compliance with all covenants thereunder.
Senior Notes.
3.95% Senior Notes. On August 23, 2021, the Company issued $300.0 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of December 31, 2025, the Company was in compliance with all terms, conditions, and covenants under the indenture.

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
See Note 11 to our Consolidated Financial Statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.
Supplemental Financial Information.

As of December 31, 2025, M/I Homes, Inc. had $300.0 million aggregate principal amount of its 2030 Senior Notes and $400.0 million aggregate principal amount of its 2028 Senior Notes outstanding.

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

Summarized Balance Sheet Data

(In thousands)	December 31, 2025
Assets:
Cash	$648,844
Investment in joint venture arrangements	$99,891
Amounts due from Non-Guarantor Subsidiaries	$37,529
Total assets	$4,388,098

Liabilities and Shareholders’ Equity:
Total liabilities	$1,267,890
Shareholders’ equity	$3,120,208

Summarized Statement of Income Data

Year Ended
(In thousands)	December 31, 2025
Revenues	$4,292,318
Land and housing costs	$3,352,913
Selling, general and administrative expense	$451,586
Income before income taxes	$472,689
Net income	$368,964

Weighted Average Borrowings. In 2025 and 2024, our weighted average borrowings outstanding were $725.3 million and $723.4 million, respectively, with a weighted average interest rate of 5.37% and 5.32%, respectively. The increase in our weighted average borrowings related to increased borrowings under our then-outstanding M/I Financial credit facilities during 2025 compared to 2024.
At both December 31, 2025 and December 31, 2024, we had no borrowings outstanding under the Credit Facility. To the extent we elect to borrow under the Credit Facility during 2026, the actual amount borrowed and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the Second 2025 Share Repurchase Program and any other extraordinary events or transactions. The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $93.2 million of letters of credit issued and outstanding under the Credit Facility at December 31, 2025. During 2025, the average daily amount of letters of credit outstanding under the Credit Facility was $82.8 million and the maximum amount of letters of credit outstanding under the Credit Facility was $94.5 million.
At December 31, 2025, M/I Financial had $198.2 million outstanding under the MIF Mortgage Repurchase Facility. During 2025, the average daily amount outstanding under our MIF Mortgage Repurchase Facility was $18.9 million and the maximum amount outstanding was $286.2 million, which occurred during January. At December 31, 2025, M/I Financial also had $78.7 million outstanding under the MIF Master Repurchase Facility. During 2025, the average daily amount outstanding under our then-outstanding MIF credit facilities was $20.0 million and the maximum amount outstanding was $78.7 million, which occurred during December.
INTEREST RATES AND INFLATION
Our business is significantly affected by general economic conditions within the United States and, particularly, by the impact of interest rates and inflation. These macroeconomic trends have pressured housing affordability, negatively impacted homebuyer sentiment and impacted the costs of financing land development activities and housing construction.
The annual rate of inflation in the United States was 2.7% in December 2025, as measured by the Consumer Price Index, down slightly from the prior quarter and from 2.9% in December 2024. As the rate of inflation has declined from 2022’s historic levels, our costs have stabilized. However, continued increases in inflation rates could impact our costs, potentially reduce our gross margins, reduce the purchasing power of potential homebuyers, and negatively impact their ability and desire to buy a home.

Mortgage interest rates remained elevated since the end of 2023, although slightly lower rates began to appear in the second half of 2025. During 2025, the Federal Reserve reduced interest rates by 75 basis points. High mortgage interest rates have made it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. We plan to help combat high interest costs in 2026 by offering mortgage interest rate buydowns to potential homebuyers. We believe that offering mortgage interest rate buydown incentives may cause otherwise hesitant potential homebuyers to decide to enter the homebuying market due to the improved affordability of obtaining a mortgage, and we believe we are well prepared to address increased demand in our markets with our current land position and open communities. However, offering sales incentives, such as mortgage interest rate buydowns, may further reduce our margins.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Repurchase Facility and the MIF Master Repurchase facility which permitted borrowings of up to $1.2 billion at December 31, 2025, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.
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
The table below shows the notional amounts of our financial instruments at December 31, 2025 and 2024:

	December 31,
Description of Financial Instrument (in thousands)	2025	2024
Uncommitted IRLCs	$300,595	$215,696
FMBSs related to uncommitted IRLCs	335,000	228,000
Whole loan contracts and related mortgage loans held for sale	15,044	17,667
FMBSs related to mortgage loans held for sale	290,000	252,000
Mortgage loans held for sale covered by FMBSs	302,790	276,140

The table below shows the measurement of assets and liabilities at December 31, 2025 and 2024:

	December 31,
Description of Financial Instrument (in thousands)	2025	2024
Mortgage loans held for sale	$309,100	$283,540
Forward sales of mortgage-backed securities	(635)	2,946
Interest rate lock commitments	3,661	532
Whole loan contracts	(817)	(864)
Total	$311,309	$286,154

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Description (in thousands)	2025	2024	2023
Mortgage loans held for sale	$4,906	$(6,746)	$6,739
Forward sales of mortgage-backed securities	(3,581)	10,166	(4,215)
Interest rate lock commitments	3,129	(3,085)	2,829
Whole loan contracts	47	(529)	43
Total gain (loss) recognized	$4,501	$(194)	$5,396

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2025. Because the MIF Mortgage Repurchase Facility is effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, its outstanding balance is included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at December 31, 2025. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total	12/31/2025
ASSETS:
Mortgage loans held for sale:
Fixed rate	$314,112	—	—	—	—	—	$314,112	$309,100
Weighted average interest rate	5.23%	—	—	—	—	—	5.23%

LIABILITIES:
Long-term debt — fixed rate	—	—	$400,000	$—	$300,000	$—	$700,000	$685,625
Weighted average interest rate	—	—	2.83%	—%	1.69%	—%	4.52%
Short-term debt — variable rate	$276,856	—	—	—	—	—	$276,856	$276,856
Weighted average interest rate	5.46%	—	—	—	—	—	5.46%

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of M/I Homes, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 13, 2026

We have served as the Company’s auditor since 1976.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share amounts)	2025	2024	2023

Revenue	$4,417,781	$4,504,670	$4,033,502
Costs and expenses:
Land and housing	$3,352,913	$3,305,781	$3,014,573
Impairment of inventory and land deposit write-offs	47,669	—	—
General and administrative	262,766	258,422	222,765
Selling	247,880	234,373	208,942
Other income	—	—	(33)
Interest (income) expense - net	(20,035)	(27,514)	(20,022)
Total costs and expenses	$3,891,193	$3,771,062	$3,426,225

Income before income taxes	526,588	733,608	607,277

Provision for income taxes	123,647	169,883	141,912

Net income	$402,941	$563,725	$465,365

Earnings per common share:
Basic	$15.07	$20.29	$16.76
Diluted	$14.74	$19.71	$16.21

Weighted average shares outstanding:
Basic	26,730	27,777	27,769
Diluted	27,338	28,600	28,716

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2025	2024

ASSETS:
Cash, cash equivalents and restricted cash	$689,189	$821,570
Mortgage loans held for sale	309,100	283,540
Inventory	3,383,941	3,091,862
Property and equipment - net	34,342	34,513
Investment in joint venture arrangements	106,299	65,334
Operating lease right-of-use assets	54,976	53,895
Deferred income tax asset	4,508	13,451
Goodwill	16,400	16,400
Other assets	178,370	169,231
TOTAL ASSETS	$4,777,125	$4,549,796

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$181,189	$198,579
Customer deposits	50,841	69,327
Operating lease liabilities	56,675	55,365
Other liabilities	308,535	281,019
Community development district obligations	10,209	12,839
Obligation for consolidated inventory not owned	30,330	11,809
Notes payable bank - financial services operations	276,856	286,159
Senior notes due 2028 - net	398,427	397,653
Senior notes due 2030 - net	297,873	297,369
TOTAL LIABILITIES	$1,610,935	$1,610,119

Commitments and contingencies (Note 8)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both December 31, 2025 and 2024; issued 30,137,141 shares at both December 31, 2025 and 2024	$301	$301
Additional paid-in capital	344,118	348,705
Retained earnings	3,268,014	2,865,073
Treasury shares - at cost - 4,374,432 and 3,074,118 shares at December 31, 2025 and 2024, respectively	(446,243)	(274,402)
TOTAL SHAREHOLDERS’ EQUITY	$3,166,190	$2,939,677
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,777,125	$4,549,796
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2022	27,440,083	$301	$352,639	$1,835,983	$(118,198)	$2,070,725
Net income	—	—	—	465,365	—	465,365
Repurchase of common shares	(726,000)	—	—	—	(65,344)	(65,344)
Stock options exercised	944,135	—	(10,500)	—	44,295	33,795
Stock-based compensation expense	—	—	11,370	—	—	11,370
Deferral of executive and director compensation	—	—	1,028	—	—	1,028
Executive and director deferred compensation distributions	103,081	—	(4,630)	—	4,630	—
Balance at December 31, 2023	27,761,299	$301	$349,907	$2,301,348	$(134,617)	$2,516,939
Net income	—	—	—	563,725	—	563,725
Repurchase of common shares	(1,235,000)	—	—	—	(176,953)	(176,953)
Stock options exercised	481,665	—	(12,744)	—	34,031	21,287
Stock-based compensation expense	—	—	14,564	—	—	14,564
Deferral of executive and director compensation	—	—	115	—	—	115
Executive and director deferred compensation distributions	55,059	—	(3,137)	—	3,137	—
Balance at December 31, 2024	27,063,023	$301	$348,705	$2,865,073	$(274,402)	$2,939,677
Net income	—	—	—	402,941	—	402,941
Repurchase of common shares	(1,624,000)		—	—	(202,033)	(202,033)
Stock options exercised	161,400	—	(7,019)	—	15,371	8,352
Stock-based compensation expense	—	—	16,998	—	—	16,998
Deferral of executive and director compensation	—	—	255	—	—	255
Executive and director deferred compensation distributions	162,286	—	(14,821)	—	14,821	—
Balance at December 31, 2025	25,762,709	$301	$344,118	$3,268,014	$(446,243)	$3,166,190

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$402,941	$563,725	$465,365
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of inventory and land deposit write-offs	47,669	—	—
Equity in income from joint venture arrangements	—	—	(33)
Mortgage loan originations	(2,897,111)	(2,685,078)	(2,118,884)
Proceeds from the sale of mortgage loans	2,876,457	2,571,120	2,191,832
Fair value adjustment of mortgage loans held for sale	(4,906)	6,747	(6,738)
Capitalization of originated mortgage servicing rights	(7,388)	(5,569)	(6,182)
Amortization of mortgage servicing rights	1,146	1,314	1,578
Gain on sale of mortgage servicing rights	(1,718)	(2,613)	(936)
Depreciation	15,527	14,138	12,916
Amortization of debt issue costs	3,371	3,248	2,875
Stock-based compensation expense	16,998	14,564	11,370
Deferred income tax expense (benefit)	8,943	1,863	2,705
Excess tax benefits on equity compensation	(2,333)	(5,299)	(6,457)
Other, net	—	9,244	10,608
Change in assets and liabilities:
Inventory	(313,465)	(297,730)	46,728
Other assets	(4,325)	(20,349)	3,426
Accounts payable	(17,390)	(6,099)	(23,919)
Customer deposits	(18,486)	(15,801)	(7,990)
Accrued compensation	(5,237)	9,237	2,644
Other liabilities	36,656	23,074	(28,777)
Net cash provided by operating activities	137,349	179,736	552,131

INVESTING ACTIVITIES:
Purchase of property and equipment	(9,609)	(8,417)	(5,769)
Return of capital from joint venture arrangements	2,002	—	—
Investment in and advances to joint venture arrangements	(59,195)	(54,094)	(23,560)
Proceeds from sale of mortgage servicing rights	7,062	7,615	10,697
Net cash used in investing activities	(59,740)	(54,896)	(18,632)

FINANCING ACTIVITIES:
Net proceeds from (Net repayments of) bank borrowings - financial services operations	(9,303)	120,315	(79,897)
Repurchase of common shares	(202,033)	(176,953)	(65,344)
Debt issue costs	(7,006)	(723)	(791)
Proceeds from exercise of stock options	8,352	21,287	33,795
Net cash used in financing activities	(209,990)	(36,074)	(112,237)
Net (decrease) increase in cash, cash equivalents and restricted cash	(132,381)	88,766	421,262
Cash, cash equivalents and restricted cash balance at beginning of period	821,570	732,804	311,542
Cash, cash equivalents and restricted cash balance at end of period	$689,189	$821,570	$732,804

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$(822)	$(638)	$1,481
Income taxes	$131,440	$159,622	$150,668

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(2,630)	$(6,500)	$(10,362)
Consolidated inventory not owned	$18,521	$(15,090)	$9,851
Distribution of single-family lots from joint venture arrangements	$16,223	$33,169	$31,136
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
Reclassifications. Certain amounts in our Consolidated Financial Statements for the year ended December 31, 2023 were adjusted to conform to our 2024 and 2025 presentation. The Company believes these reclassifications are immaterial.

Cash, Cash Equivalents and Restricted Cash. Cash and cash equivalents are liquid investments, such as U.S. government securities, commercial bank deposits, and money market funds, with an initial maturity of three months or less. Amounts in transit from title companies for homes delivered are included in this balance at December 31, 2025 and 2024. Restricted cash consists of cash held in escrow. Cash, Cash Equivalents and Restricted Cash includes restricted cash balances of $0.1 million at December 31, 2024.

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
If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate. As of both December 31, 2025 and December 31, 2024, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset’s estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.
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

Property and Equipment-net. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following are the major classes of depreciable assets and their estimated useful lives:

	Year Ended December 31,
(In thousands)	2025	2024
Office furnishings, leasehold improvements, computer equipment and computer software	$53,407	$45,440
Transportation and construction equipment	20,729	20,729
Property and equipment	74,136	66,169
Accumulated depreciation	(39,794)	(31,656)
Property and equipment, net	$34,342	$34,513

Estimated Useful Lives
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-25 years
Depreciation expense was $9.7 million, $8.8 million and $8.2 million in 2025, 2024 and 2023, respectively.
Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed in business combinations. As a result of the Company’s acquisition of the homebuilding assets and operations of a builder in Detroit, Michigan on March 1, 2018, the Company recorded goodwill of $16.4 million, which is included as Goodwill in our Consolidated Balance Sheets. This amount was based on the estimated fair values of the acquired assets and assumed liabilities at the date of the acquisition in accordance with ASC 350, Intangibles, Goodwill and Other (“ASC 350”). The Company performed its annual goodwill impairment analysis during the fourth quarter of 2025, and no impairment was recorded at December 31, 2025. See Note 12 to the Company’s Consolidated Financial Statements for further discussion.
Other Assets.  Other assets at December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
(In thousands)	2025	2024
Development reimbursement receivable from local municipalities (a)	$47,788	$61,096
Mortgage servicing rights	10,435	9,909
Prepaid expenses (b)	38,883	20,501
Prepaid acquisition costs	12,446	13,744
Other	68,818	63,981
Total other assets	$178,370	$169,231
(a) The decrease is due to an increase in reimbursements collected for 2025 compared to 2024 and a decrease in receivable recorded due to development activity and third party lot sales.
(b) The increase in prepaid expenses is primarily due to increase in prepaid income taxes.

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
Our warranty reserve amounts are based upon historical experience and geographic location. While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. At December 31, 2025 and 2024, warranty reserves of $44.0 million and $36.2 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets. See Note 8 to our Consolidated Financial Statements for additional information related to our warranty reserves.
Self-insurance Reserves. Self-insurance reserves are made for estimated liabilities associated with employee health care, workers’ compensation, and general liability insurance.  Our workers’ compensation claims are insured by a third party. The reserves related to employee health care and workers’ compensation are based on historical experience and open case reserves.  Our general liability claims are insured by a third party, subject to a self-insured retention (“SIR”). The Company records a reserve for general liability claims falling below the Company’s SIR. The reserve estimate is based on an actuarial evaluation of our past history of general liability claims, other industry specific factors and specific event analysis.  At December 31, 2025 and 2024, self-insurance reserves of $4.0 million and $3.9 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.  The Company recorded expenses totaling $13.1 million, $15.5 million and $11.6 million for all self-insured and general liability claims during the years ended December 31, 2025, 2024 and 2023, respectively.
Other Liabilities.  Other liabilities at December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
(In thousands)	2025	2024
Accruals related to land development	$146,571	$115,628
Warranty	43,958	36,219
Payroll and other benefits	64,655	70,147
Other	53,351	59,025
Total other liabilities	$308,535	$281,019

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
We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans are sold and/or related servicing rights are sold to third party investors or retained and managed under a third-party sub-service arrangement. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee (note that guarantees are excluded from the scope of ASC 606). As of December 31, 2025 and 2024, we retained mortgage servicing rights of 2,165 and 2,663 loans, respectively, for a total value of $10.4 million and $9.9 million, respectively. We recognize financial services revenue associated with our title operations as homes are delivered, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is delivered. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.
The following table presents our revenues disaggregated by revenue source:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Housing	$4,274,674	$4,375,829	$3,914,372
Land sales	17,644	12,635	25,301
Financial services (a)	125,463	116,206	93,829
Total revenue	$4,417,781	$4,504,670	$4,033,502
(a)Revenues include hedging losses of $12.4 million for the year ended December 31, 2025, hedging losses of $2.6 million for the year ended December 31, 2024, and hedging gains of $11.9 million for the year ended December 31, 2023. Hedging gains (losses) do not represent revenues recognized from contracts with customers.
Refer to Note 15 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for over 97% of our total revenues for each of the years ended December 31, 2025 and December 31, 2024 and 98% for year ended December 31, 2023, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 15 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

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
Recently Adopted Accounting Standards. In October 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative issued in August 2018 (“ASU 2023-06”). ASU 2023-06 amends GAAP to reflect updates and simplifications to certain disclosure requirements referred to the FASB by the SEC. The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into codification. Some of the amendments represent clarifications to, or technical corrections of, the current requirements. ASU 2023-06 could move certain disclosures from the nonfinancial portions of SEC filings to the financial statement notes. Each amendment in ASU 2023-06 will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. No amendments were effective at December 31, 2025. The Company is currently evaluating the impact the adoption of ASU 2023-06 may have on our consolidated financial statements and disclosures, but we do not expect the impact to be significant.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. ASU 2023-09 became effective for us for the fiscal year ending December 31, 2025 and we applied the amendments retrospectively to all prior periods presented in our consolidated financial statements. See Note 14 to our Consolidated Financial Statements for more information regarding our Income taxes.

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
Stock Incentive Plans
The Company maintains the M/I Homes, Inc. 2018 Long-Term Incentive Plan (the “2018 LTIP”), an equity compensation plan administered by the Compensation Committee of our Board of Directors. Under the 2018 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards (awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of our common shares), and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the 2018 LTIP authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 4,270,341 common shares, of which 801,621 remained available for grant at December 31, 2025.
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
Following is a summary of stock option activity for the year ended December 31, 2025, relating to the stock options awarded under the 2018 LTIP and the 2009 LTIP:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(a) (In thousands)
Options outstanding at December 31, 2024	1,000,500	$50.93	6.91	$82,062
Granted	—	—
Exercised	(161,400)	49.26
Forfeited	—	—
Options outstanding at December 31, 2025	839,100	$51.25	5.97	$64,359
Options vested or expected to vest at December 31, 2025	821,250	$51.18	5.96	$63,046
Options exercisable at December 31, 2025	342,100	$46.87	5.16	$27,738
(a)Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.
The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $13.3 million, $50.1 million and $45.2 million, respectively.
The fair value of our five-year service-based stock options granted during the year ended December 31, 2023 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

Year Ended December 31,
2023
Risk-free interest rate	4.02%
Expected volatility	38.54%
Expected term (in years)	5.5
Weighted average grant date fair value of options granted during the period	$24.67

Total stock-based compensation expense related to stock option awards that has been charged against income was $5.0 million, $5.9 million and $7.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, relating to the 2018 LTIP and the 2009 LTIP. As of December 31, 2025, there was a total of $6.2 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense as the awards vest over a weighted average period of 1.5 years for the service awards.
Employee Restricted Share Units

On February 11, 2025 and February 15, 2024, the Company awarded certain of its employees an aggregate of 88,603 and 133,149 restricted share units, respectively, under the 2018 LTIP. The closing price of our common shares on the New York Stock Exchange on such date was $119.65 and $124.66, respectively. These awards vest ratably over a three-year period (subject to the employee’s continued service on the vesting date (except in certain circumstances)) and will be settled in common shares. Stock-based compensation expense for our employee restricted share units is recognized over the vesting period applicable to the award (amortized over three years). The Company recognized compensation expense related to the awards of $8.7 million and $4.7 million for 2025 and 2024, respectively. As of December 31, 2025, there was a total of $13.4 million of unrecognized compensation expense related to unvested restricted share units that will be recognized as stock-based compensation expense over a weighted average period of 1.4 years.

The following table summarizes employee restricted share units activity for the year ended December 31, 2025, relating to the restricted share units awarded to employees under the 2018 LTIP:

	Shares	Weighted Average Grant price
Employee RSUs outstanding at December 31, 2024	129,941	$124.66
Granted	88,603	119.65
Vested	(30,018)	124.38
Forfeited	—	—
Employee RSUs outstanding at December 31, 2025	188,526	$122.35

Director Restricted Stock Units
In 2025, the Company awarded each non-employee director 1,822 restricted stock units, for a total of 12,754 restricted stock units, under the 2018 LTIP which will vest on the first anniversary of the date of grant (subject to the non-employee director’s continued service on the Board of Directors on the vesting date (except in the case of death or disability)) and will be settled in common shares no later than the fifteenth day of the third month following the vesting date. The Company awarded its non-employee directors a total of 11,354 and 26,350 restricted stock units under the 2018 LTIP during the years ended December 31, 2024 and 2023, respectively, which vested on the first anniversary of the date of grant (subject to the non-employee director’s continued service on the Board of Directors on the vesting date (except in the case of death or disability)) and will be settled in common shares upon the director’s resignation of service as a director. The grant date fair value for the director restricted stock units is based upon the closing price of our common shares on the date of grant. Stock-based compensation expense for our director restricted stock units is recognized over the vesting period applicable to the award (amortized over one year). The Company recognized stock-based compensation expense related to the awards of $1.4 million in both 2025 and 2024 and $1.5 million in 2023. As of December 31, 2025, there was a total of $0.5 million of unrecognized compensation expense related to director restricted stock units that will be recognized as stock-based compensation expense in 2025.
The following table summarizes director restricted stock units activity for the year ended December 31, 2025, relating to the restricted stock units awarded to directors under the 2018 LTIP:

	Shares	Weighted Average Grant price
Director RSUs outstanding at December 31, 2024	79,696	$67.11
Granted	12,754	73.16
Exercised	(11,997)	66.67
Forfeited	—	—
Director RSUs outstanding at December 31, 2025	80,453	$68.14
Vested or expected to vest at December 31, 2025	67,699	$67.19
Director Stock Units
On May 5, 2009, the Company’s Board of Directors terminated the M/I Homes, Inc. 2006 Director Equity Incentive Plan (the “Director Equity Plan”). Awards outstanding under the Director Equity Plan remain in effect in accordance with their respective terms. At December 31, 2025, there were 4,033 stock units outstanding under the Director Equity Plan with a value of $0.1 million. Each stock unit is the equivalent of one common share, vests immediately and will be converted into a common share upon termination of service as a director. The grant date fair value for the director stock units is based upon the closing price of our common shares on the date of grant. Stock-based compensation expense for our director stock units is recognized at the date of grant.
Performance Share Unit Awards
On February 11, 2025, February 15, 2024 and February 15, 2023, the Company awarded certain of its executive officers (in the aggregate) a target number of PSU’s under the 2018 LTIP equal to 21,729, 20,856 and 27,243 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”) based on the related performance conditions and market conditions. The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative annual pre-tax income from operations, excluding extraordinary items as defined in the underlying award agreements with the executive officers, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value for PSU’s with a market condition (as defined in ASC 718) is estimated using the Monte Carlo simulation methodology, and the grant date fair value for PSU’s with a performance condition (as defined in ASC 718) is based upon the closing price of our common shares on the date of grant. The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $119.65 and $103.32, respectively, for the 2025 PSU’s, $124.66 and $112.53, respectively, for the 2024 PSU’s, and $58.73 and $64.45, respectively, for the 2023 PSU’s. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized $0.6 million in stock-based compensation expense during 2025 related to the Market Condition portion of the 2025, 2024 and 2023 PSU awards. There was a total of $0.2 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2025 and 2024 PSU awards as of December 31, 2025. At December 31, 2025, the Market Condition for the 2023 PSU awards was met. Based on these results and board approval, 8,172 PSU’s vested during the first quarter of 2026 with respect to the portion of the 2023 PSU’s subject to the Market Condition.
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
The Company has not recognized any stock-based compensation expense related to the Performance Condition portion of the 2025 PSU awards. If the Company achieves the minimum performance levels for the Performance Condition applicable to the 2025 PSU awards, the Company would record unrecognized stock-based compensation expense of $1.0 million as of December 31, 2025, for which $0.3 million would be immediately recognized as if attainment had been probable at December 31, 2025. The Company recognized $0.7 million of stock-based compensation expense related to the Performance Condition portion of the 2024 PSU awards during 2024 based on the probability of attaining the Performance Conditions. The Company has $0.3 million of unrecognized stock-based compensation expense related to the Performance Condition portion of the 2024 PSU awards at December 31, 2025. The Company recognized $1.9 million of stock-based compensation expense related to the Performance Condition portion of the 2023 PSU awards as of December 31, 2025 based on the achievement of the maximum performance level. Based on these results and board approval, 32,692 PSU’s vested during the first quarter of 2026 with respect to the portion of the 2023 PSU awards subject to the Performance Condition.

The following table summarizes PSU activity for the year ended December 31, 2025, relating to the PSU’s awarded under the 2018 LTIP:

	Market Conditions		Performance Conditions
	Shares	Aggregate Intrinsic Value(a) (In thousands)	Shares	Aggregate Intrinsic Value(a) (In thousands)
PSUs outstanding at December 31, 2024	16,342	$1,013	65,376	$3,913
Granted	4,345		17,384
Adjustment for performance results achieved (b)	3,362		13,447
Vested	(10,085)		(40,343)
Forfeited	—		—
PSUs outstanding at December 31, 2025	13,964	$517	55,864	$1,708
(a) Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the grant price of the award.
(b) The adjustment for performance results achieved for the PSU’s granted in 2022 that vested during the first quarter of 2025.
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
Compensation expense deferred into the Executive Plan and the Director Plan (together the “Plans”) totaled $0.3 million for the year ended December 31, 2025, $0.1 million in 2024 and $0.9 million in 2023. The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans. One equity unit is the equivalent of one common share. Equity units and the related dividends (if any) will be converted and generally distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company. Distributions from the Plans totaled $2.0 million, $0.4 million, and $0.5 million during the years ended December 31, 2025, 2024 and 2023, respectively.  As of December 31, 2025, there were a total of 8,469 equity units with a value of $0.6 million outstanding under the Plans. The aggregate fair market value of these units at December 31, 2025, based on the closing price of the underlying common shares, was approximately $1.1 million. The deferred tax benefit the Company would recognize if all outstanding units to directors (including stock units and restricted stock units) were distributed was $2.0 million as of December 31, 2025.  Common shares are issued from treasury shares upon distribution of equity units from the Plans.
The following table summarizes deferred compensation activity under the Executive Plan for the year ended December 31, 2025:

	Shares	Weighted Average share price
Deferred Compensation Equity Units outstanding at December 31, 2024	44,651	$52.34
Additions	2,135	119.44
Dividends	—	—
Distributions	(38,317)	52.46
Deferred Compensation Equity Units outstanding at December 31, 2025	8,469	$68.71
Profit Sharing and Retirement Plan
The Company has a profit-sharing and retirement plan that covers substantially all Company employees and permits participants to make contributions to the plan on a pre-tax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended. Company contributions to the plan are also made at the discretion of the Company’s Board of Directors based on the Company’s profitability and resulted in a $5.7 million, $6.0 million and $5.6 million expense (net of plan expenses) for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 3. Fair Value Measurements
There are three measurement input levels for determining fair value: Level 1, Level 2, and Level 3. Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the assets or liabilities, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the assets or liabilities, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the assets or liabilities, and include situations where there is little, if any, market activity for the assets or liabilities.
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
In the normal course of business, our financial services segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within established time frames. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. The Company does not engage in speculative trading activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers or investors are undesignated derivatives, and accordingly, are marked to fair value through earnings. Changes in fair value measurements are included in earnings in the accompanying Consolidated Statements of Income.
The fair value of mortgage loans held for sale is estimated based primarily on published prices for mortgage-backed securities with similar characteristics. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company applies a fallout rate to IRLCs when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on management’s judgment and company experience.
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation. Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of mortgage servicing rights was $10.4 million and $9.9 million at December 31, 2025 and 2024, respectively.
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
The table below shows the notional amounts of our financial instruments at December 31, 2025 and 2024:

	December 31,
Description of Financial Instrument (in thousands)	2025	2024
Uncommitted IRLCs	$300,595	$215,696
FMBSs related to uncommitted IRLCs	335,000	228,000
Whole loan contracts and related mortgage loans held for sale	15,044	17,667
FMBSs related to mortgage loans held for sale	290,000	252,000
Mortgage loans held for sale covered by FMBSs	302,790	276,140
The following table sets forth the amount of gain (loss) recognized, within our revenue in the Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Description (in thousands)	2025	2024	2023
Mortgage loans held for sale	$4,906	$(6,746)	$6,739
Forward sales of mortgage-backed securities	(3,581)	10,166	(4,215)
Interest rate lock commitments	3,129	(3,085)	2,829
Whole loan contracts	47	(529)	43
Total gain (loss) recognized	$4,501	$(194)	$5,396
The following tables set forth the fair value of the Company’s derivative instruments and their location within the Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	December 31, 2025		December 31, 2025
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$635
Interest rate lock commitments	Other assets	3,661	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	817
Total fair value measurements		$3,661		$1,452

	Asset Derivatives		Liability Derivatives
	December 31, 2024		December 31, 2024
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$2,946	Other liabilities	$—
Interest rate lock commitments	Other assets	532	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	864
Total fair value measurements		$3,478		$864

Assets Measured on a Non-Recurring Basis
The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. Our determination of fair value is based on projections and estimates, which are Level 3 measurement inputs. For further explanation of the Company’s policy regarding our assessment of recoverability for assets measured on a non-recurring basis, see Note 1 to our Consolidated Financial Statements. The table below shows the level and measurement of assets measured on a non-recurring basis for the years ended December 31, 2025, 2024 and 2023:

		Year Ended December 31,
Description (in thousands)	Fair Value Hierarchy	2025	2024 (2)	2023 (2)

Adjusted basis of inventory (1)	Level 3	$86,672	$25,078	$28,043
Total losses		35,927	9,244	10,608

Initial basis of inventory		$122,599	$34,322	$38,651
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2025 and 2024. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		December 31, 2025		December 31, 2024
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$689,189	$689,189	$821,570	$821,570
Mortgage loans held for sale	Level 2	309,100	309,100	283,540	283,540
Interest rate lock commitments	Level 2	3,661	3,661	532	532
Forward sales of mortgage-backed securities	Level 2	—	—	2,946	2,946
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	—	—
Notes payable - financial services operations	Level 2	276,856	276,856	286,159	286,159
Senior notes due 2028 (a)	Level 2	400,000	398,000	400,000	383,500
Senior notes due 2030 (a)	Level 2	300,000	287,625	300,000	267,375
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	817	817	864	864
Forward sales of mortgage-backed securities	Level 2	635	635	—	—
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2025 and 2024:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole Loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2028, and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at December 31, 2025 and 2024. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during 2025 under the Company’s $900 million unsecured revolving credit facility, dated July 18, 2013, as amended mostly recently on September 18, 2025 (the “Credit Facility”), fluctuated daily with SOFR plus a margin of 150 basis points, and thus the carrying value is a reasonable estimate of fair value. See Note 11 to our Consolidated Financial Statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial is a party to a $200 million mortgage repurchase agreement, dated October 24, 2023, as amended most recently in October 2025 (the “MIF Mortgage Repurchase Facility”), and an uncommitted $100 million mortgage repurchase agreement dated October 20, 2025 (the “MIF Master Repurchase Facility”). For these credit facilities, the interest rate is based on a variable rate index, and thus its carrying value is a reasonable estimate of fair value. The interest rate available to M/I Financial fluctuated with SOFR. See Note 11 to our Consolidated Financial Statements for additional information regarding the MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility.
NOTE 4. Inventory and Capitalized Interest
Inventory
A summary of the Company’s inventory as of December 31, 2025 and 2024 is as follows:

	December 31,
(In thousands)	2025	2024
Single-family lots, land and land development costs	$1,881,158	$1,630,190
Land held for sale	13,599	7,699
Homes under construction	1,282,608	1,271,626
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2025 - $14,073; December 31, 2024 - $12,765)	91,492	88,216
Community development district infrastructure	10,209	12,839
Land purchase deposits	74,545	69,483
Consolidated inventory not owned	30,330	11,809
Total inventory	$3,383,941	$3,091,862
Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of December 31, 2025 and 2024, we had 2,779 homes (with a carrying value of $680.6 million) and 2,502 homes (with a carrying value of $551.3 million), respectively, included in homes under construction that were not subject to a sales contract. This increase from prior year is primarily attributable to the Company’s inventory management decision to offer more affordable homes that are move-in ready in order for customers to benefit from selective sales incentives.
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

Capitalized Interest
The Company capitalizes interest during land development and home construction. Capitalized interest is charged to land and housing costs and expensed as the related inventory is delivered to a third party. The summary of capitalized interest for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Capitalized interest, beginning of period	$35,953	$32,144	$29,625
Interest capitalized to inventory	36,037	35,862	35,845
Capitalized interest charged to land and housing costs and expenses	(30,191)	(32,053)	(33,326)
Capitalized interest, end of period	$41,799	$35,953	$32,144

Interest incurred net of interest income	$16,002	$8,348	$15,823
NOTE 5. Transactions with Related Parties
From time to time, in the ordinary course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.
The Company made a contribution of $1.4 million in 2025 to the M/I Homes Foundation, a charitable organization having certain officers and directors of the Company on its Board of Trustees.
The Company had a receivable of $0.2 million at both December 31, 2025 and 2024 due from an executive officer, relating to amounts owed to the Company for split-dollar life insurance policy premiums. The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer.
NOTE 6. Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of December 31, 2025 and 2024, our investment in such joint venture arrangements totaled $106.3 million and $65.3 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Consolidated Balance Sheets. The increase from prior year was driven primarily by our cash contributions to our joint venture arrangements during 2025 of $59.2 million offset, in part, by lot distributions from our joint venture arrangements during 2025 of $16.2 million and return of capital from joint ventures of $2.0 million
The majority of our investment in joint venture arrangements for both 2025 and 2024 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of December 31, 2025 and 2024, the Company had $99.9 million and $59.3 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of December 31, 2025 and 2024, the Company had $6.4 million and $6.0 million, respectively, of equity invested in LLCs. The Company’s percentage of ownership in these LLCs as of both December 31, 2025 and 2024 ranged from 25% to 50%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Consolidated Statements of Income. There were no losses or income from the Company’s LLCs during the year ended December 31, 2025 and 2024. The Company’s equity in income relating to earnings from its LLCs were less than $0.1 million for the years ended December 31, 2023. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of December 31, 2025 was the amount invested of $106.3 million, which is reported as Investment in Joint Venture Arrangements on our Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
As of both December 31, 2025 and 2024, the Company used a discount rate of 16% in determining the fair value of investments in joint venture arrangements. In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the joint venture arrangement; and (3) the intent and ability of the Company to retain its investment in the joint venture arrangements for a period of time sufficient to allow for any anticipated recovery in market value. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.
Variable Interest Entities
With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our Consolidated Financial Statements. We perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a variable interest entity (“VIE”) and (2) if we are the primary beneficiary of the entity. To determine whether we are the primary beneficiary of an entity, we consider whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. This analysis considers, among other things, whether we have: the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If we determine that we are not able to control such activities, we are not considered the primary beneficiary of the VIE. As of December 31, 2025 and 2024, we have determined that no LLC in which we have an interest met the requirements of a VIE.
NOTE 7. Guarantees and Indemnifications
Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability. In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $687.6 million and $936.0 million were covered under these guarantees as of December 31, 2025 and 2024, respectively. The decrease in loans covered by these guarantees from December 31, 2024 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at December 31, 2025, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets. M/I Financial estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience. Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $3.6 million and $4.7 million at December 31, 2025 and 2024, respectively.
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

The Company recorded a liability relating to the guarantees described above totaling $1.0 million and $1.3 million at December 31, 2025 and 2024, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
The Company has also provided certain other guarantees and indemnities in connection with the purchase and development of land, including environmental indemnities, and guarantees of the completion of land development. The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure. Actual future costs associated with these guarantees and indemnities could differ materially from our current estimated amounts. At December 31, 2025 and 2024, guarantees and indemnities of $2.8 million and $2.4 million, respectively, were included in Other Liabilities on the Consolidated Balance Sheets.
NOTE 8. Commitments and Contingencies
Warranty
Our warranty reserves are included in Other Liabilities in the Company’s Consolidated Balance Sheets, as further explained in Note 1 to our Consolidated Financial Statements. A summary of warranty activity for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Warranty reserves, beginning of period	$36,219	$31,980	$32,902
Warranty expense on homes delivered during the period	23,992	24,186	21,525
Changes in estimates for pre-existing warranties	(168)	5,268	2,457
Charges related to unusual warranty claims(a)	11,162	—	—
Settlements made during the period	(27,247)	(25,215)	(24,904)
Warranty reserves, end of period	$43,958	$36,219	$31,980
(a) The Company incurred an increase in warranty expense attributable to two communities in Florida primarily due to attic ventilation issues. At December 31, 2025, the Company had a remaining accrual related to these warranty claims of $9.0 million.
Performance Bonds and Letters of Credit
The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits. At December 31, 2025, the Company had outstanding approximately $590.1 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through November 2030. Included in this total are: (1) $491.1 million of performance and maintenance bonds and $78.3 million of performance letters of credit that serve as completion bonds for land development work in progress (letters of credit represent potential commitments and generally expire within one or two years); (2) $14.8 million of financial letters of credit, of which $11.4 million represent deposits on land and lot purchase agreements; (3) $4.7 million of financial bonds; and (4) $1.2 million of corporate notes. The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold. In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining releases of the bonds or letters of credit.
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary, using an analysis similar to that described above in Note 6. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Consolidated Balance Sheets. At both December 31, 2025 and 2024, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
Other than as described below in “Consolidated Inventory Not Owned and Related Obligation,” the Company currently believes that its maximum exposure as of December 31, 2025 related to our land option agreements is equal to the amount of the Company’s outstanding deposits and prepaid acquisition costs, which totaled $99.5 million, including cash deposits of $74.5 million, prepaid acquisition costs of $12.4 million, letters of credit of $11.4 million and $1.2 million of other non-cash deposits. During the year ended December 31, 2025, the Company recorded $11.8 million in write-offs of land deposits and pre-acquisition costs related to land that we no longer intend to purchase.
Other Similar Contracts
At December 31, 2025, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $1.58 billion. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Consolidated Inventory Not Owned and Related Obligation
At December 31, 2025 and December 31, 2024, Consolidated Inventory Not Owned was $30.3 million and $11.8 million, respectively. At December 31, 2025 and 2024, the corresponding liability of $30.3 million and $11.8 million, respectively, has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheets. The increase in this balance from December 31, 2024 is related primarily to an increase in the number of land purchase agreements that had deposits and prepaid acquisition and development costs that exceeded certain thresholds resulting in the remaining purchase price of the lots to be recorded in inventory not owned.
Legal Matters
The Company and certain of its subsidiaries have been named as defendants in certain legal proceedings incidental to our business. While management currently believes that the ultimate resolution of these legal proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At December 31, 2025 and 2024, we had $1.4 million and $1.2 million reserved for legal expenses, respectively.
NOTE 9. Operating Leases
The Company leases certain office space and model homes under operating leases with remaining terms of less than one year to 15 years. The Company sells model homes to investors with the express purpose of leasing the homes back as sales models for a specified period of time. Under ASC 842, Leases ("ASC 842"), the Company records the sale of the model home and the profit on the sale at the time of the home delivery.

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
During the twelve months ended December 31, 2025, the Company’s operating ROU asset and operating lease liability increased by $1.1 million and $1.3 million, respectively, as a result of $8.3 million of additional ROU asset amortization and $8.1 million of additional periodic lease expense, offset partially by $9.4 million in additional leases and modifications to existing leases throughout the period (which is recorded within its Consolidated Statement of Cash Flows in the change in Other Assets and Other Liabilities). The Company also obtained non-cash lease ROU assets in exchange for lease liabilities of $9.4 million and $7.0 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company’s ROU asset was $55.0 million, and its operating lease liability had a balance of $56.7 million on its Consolidated Balance Sheets. The weighted-average remaining lease term was 8.5 years, and the weighted-average discount rate was 5.8%.

For the twelve months ended December 31, 2025, the Company had the following operating lease expense components:

(In thousands)
Operating lease expense	$10,885
Variable lease expense	3,125
Short-term lease expense	2,541
Total lease expense	$16,551
The following table presents a maturity analysis of our annual undiscounted cash flows reconciled to the carrying value of our operating lease liabilities as of December 31, 2025:

(In thousands)
2026	$12,847
2027	11,102
2028	10,804
2029	6,431
2030	5,243
Thereafter	27,433
Total lease payments	73,860
Less: Imputed interest	(17,185)
Total operating lease liability	$56,675
NOTE 10. Community Development District Infrastructure and Related Obligations
A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets. A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project. An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (the “Assessment”). The owner of each such parcel is responsible for the payment of the Assessment on that parcel. If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures. In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure. Following are details relating to such CDD bond obligations issued and outstanding as of December 31, 2025 and 2024:

Issue Date	Maturity Date	Interest Rate	Principal Amount as of December 31, 2025 (in thousands)	Principal Amount as of December 31, 2024 (in thousands)
12/22/2017	5/1/2048	5.13%	$9,815	$9,815
7/18/2019	5/1/2050	4.10%	4,705	4,705
10/29/2020	5/1/2051	3.80%	5,785	5,785
6/30/2021	5/1/2051	3.66%	6,135	6,135
10/5/2021	5/1/2052	3.59%	4,910	4,910
4/1/2022	5/1/2051	4.23%	3,750	3,750
4/1/2022	5/1/2053	4.24%	2,125	2,125
6/1/2022	5/1/2052	5.40%	5,010	5,010
6/1/2022	5/1/2053	5.40%	3,365	3,365
4/1/2024	5/1/2053	5.58%	2,590	2,590
10/24/2025	5/1/2055	5.60%	3,950	—
Total CDD bond obligations issued and outstanding			$52,140	$48,190
The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property. The Company recorded a $10.2 million and $12.8 million liability related to these CDD bond obligations as of December 31, 2025 and December 31, 2024, respectively, along with the related inventory infrastructure.
NOTE 11. Debt
Notes Payable - Homebuilding
The Credit Facility provides for an aggregate commitment amount of $900 million and also includes an accordion feature pursuant to which the maximum borrowing availability may be increased to an aggregate of $1.05 billion, subject to obtaining additional commitments from lenders. The Credit Facility matures on September 18, 2030. Interest on amounts borrowed under the Credit Facility is payable at an adjusted term SOFR plus a margin of 150 basis points (subject to adjustment in subsequent quarterly periods based on the Company’s leverage ratio).
The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $2.4 billion of availability for additional senior debt at December 31, 2025. As a result, the full $900 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. At December 31, 2025, there were no borrowings outstanding and $93.2 million of letters of credit outstanding, leaving a net remaining borrowing availability of $806.8 million. The Credit Facility includes a $250 million sub-facility for letters of credit.
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
The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth ($2.2 billion at December 31, 2025 and subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3)

either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the amount of Investments in Unrestricted Subsidiaries and Joint Ventures. At December 31, 2025, the Company was in compliance with all financial covenants of the Credit Facility.
Notes Payable - Financial Services
The MIF Mortgage Repurchase Facility provides a maximum borrowing availability of $200 million and expires on October 20, 2026. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate based on Daily Simple SOFR plus a margin as defined in the MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility also contains certain financial covenants.
The MIF Master Repurchase Facility provides an uncommitted maximum borrowing availability of $100 million and expires on October 20, 2026. The MIF Master Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Master Repurchase Facility at a per annum rate based on Daily Simple SOFR plus a margin as defined in the MIF Master Repurchase Facility. The MIF Master Repurchase Facility also contains the same financial covenants as MIF Mortgage Repurchase Facility. At December 31, 2025, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility.
At December 31, 2025 and 2024, M/I Financial’s total combined maximum borrowing availability under its credit facilities was $300.0 million. At December 31, 2025 and 2024, M/I Financial had $276.9 million and $286.2 million, respectively, in aggregate borrowings outstanding under the MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility.
Senior Notes
As of both December 31, 2025 and 2024, we had $300.0 million of our 2030 Senior Notes outstanding. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year, and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As of both December 31, 2025 and 2024, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes prior to maturity at a stated redemption price (100.000% of the principal amount outstanding), together with accrued and unpaid interest thereon.
The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of December 31, 2025, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of December 31, 2025, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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

The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $884.2 million and $900.2 million at December 31, 2025 and 2024, respectively. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our Board of Directors.
Maturities over the next five years with respect to the Company’s debt as of December 31, 2025 are as follows:

Debt Maturities (In thousands)
2026	$276,856
2027	—
2028	400,000
2029	—
2030	300,000
Thereafter	—
Total	$976,856

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

The Company performed its annual goodwill impairment analysis via a quantitative test during both the fourth quarters of 2025 and 2024, and there was no impairment recorded at either December 31, 2025 or December 31, 2024.

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

NOTE 13. Earnings Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
NUMERATOR
Net income	$402,941	$563,725	$465,365
DENOMINATOR
Basic weighted average shares outstanding	26,730	27,777	27,769
Effect of dilutive securities:
Stock option awards	475	719	639
Deferred compensation awards	133	104	308
Diluted weighted average shares outstanding - adjusted for assumed conversions	27,338	28,600	28,716
Earnings per common share
Basic	$15.07	$20.29	$16.76
Diluted	$14.74	$19.71	$16.21
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	—	—	—
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
In accordance with ASC 740, we evaluate our deferred tax assets, including the benefit from NOLs and tax credit carryforwards, if any, to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment gives appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Based upon a review of all available evidence, we believe our deferred tax assets were fully realizable in all periods presented. At December 31, 2025, the Company’s total deferred tax assets were $34.1 million which were offset by $29.6 million of total deferred tax liabilities for a $4.5 million net deferred tax asset which is reported on the Company’s Consolidated Balance Sheets.

.

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Warranty, insurance and other accruals	$14,695	$13,733
Equity-based compensation	3,112	1,998
Inventory	—	846
Operating lease liabilities	14,197	13,869
State taxes	421	497
Net operating loss carryforward	65	65
Deferred charges	1,612	3,559
Total deferred tax assets	$34,102	$34,567

Deferred tax liabilities:
Federal effect of state deferred taxes	$170	$485
Inventory	9,944	—
Depreciation	5,093	6,309
Operating lease right-of-use assets	13,772	13,501
Prepaid expenses	615	821
Total deferred tax liabilities	$29,594	$21,116

Net deferred tax asset	$4,508	$13,451
The provision from income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Current:
Federal	$95,280	$138,535	$117,115
State	19,424	29,485	22,092
	$114,704	$168,020	$139,207

(In thousands)	2025	2024	2023
Deferred:
Federal	$7,760	$1,616	$2,347
State	1,183	247	358
	$8,943	$1,863	$2,705
Total	$123,647	$169,883	$141,912

Our provision for income taxes includes tax benefits of $4.5 million, $3.6 million and $2.0 million for the years ended 2025, 2024 and 2023, respectively, under The Inflation Reduction Act. The One Big Beautiful Bill Act (the “Act”) enacted on July 4, 2025, terminates the availability of this benefit on June 30, 2026. We do not anticipate the Act will have a material impact to our financial statements as a whole.
For 2025, 2024 and 2023, the Company’s effective tax rate was 23.5%, 23.2%, and 23.4%, respectively. The following table provides a reconciliation of the differences between the effective income tax rate and the federal statutory tax rate for 2025, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2025	Percent	2024	Percent	2023	Percent
Pre-tax income	$526,588		$733,608		$607,277
Federal taxes at statutory rate	110,584	21.0%	154,058	21.0%	127,528	21.0%
State and local taxes – net of federal tax benefit (1)	18,662	3.5%	25,205	3.4%	20,172	3.3%
Nontaxable or nondeductible items	473	0.1%	(2,655)	(0.4)%	(1,812)	(0.3)%
Federal tax credits	(4,453)	(0.8)%	(3,562)	(0.5)%	(1,991)	(0.3)%
Other	(1,619)	(0.3)%	(3,163)	(0.4)%	(1,985)	(0.3)%
Total	$123,647	23.5%	$169,883	23.2%	$141,912	23.4%

(1) The states that contributed to a majority (greater than 50%) of the tax effect in this category include Florida, Illinois and Minnesota for 2025, 2024 and 2023.
The Company files income tax returns in the U.S. federal jurisdiction, and various states. The Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2019. The Company is audited from time to time, and if any adjustments are made, they would be either immaterial or reserved.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. At December 31, 2025, 2024 and 2023, we had no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits in prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change.
The amounts of cash taxes paid by the Company for 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
(In thousands)	2025	%	2024	%	2023	%
Federal	$105,822	81%	$137,735	86%	$124,620	83%
State and local taxes:
Florida	7,822	6%	5,476	3%	9,301	6%
Other	17,796	14%	16,411	11%	16,747	11%
Total	$131,440	100%	$159,622	100%	$150,668	100%
In 2025 and 2023, the only jurisdiction with cash taxes paid that exceeded 5% of total income taxes paid was Florida. In 2024 there was no individual jurisdiction with cash taxes paid that equaled or exceeded 5% of total income taxes paid.
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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment, revenue, operating income and interest (income) expense for 2025, 2024 and 2023, as well as the Company’s income before income taxes for such periods:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenue:
Northern homebuilding	$1,890,457	$1,900,013	$1,523,943
Southern homebuilding	2,401,861	2,488,451	2,415,730
Financial services (a)	125,463	116,206	93,829
Total revenue	$4,417,781	$4,504,670	$4,033,502

Cost of Sales:
Northern homebuilding	$1,475,438	$1,480,326	$1,228,949
Southern homebuilding	1,925,144	1,825,455	1,785,624
Financial services (a)	—	—	—
Total cost of sales (b)	$3,400,582	$3,305,781	$3,014,573

General and administrative expense:
Northern homebuilding	$41,103	$42,908	$36,827
Southern homebuilding	77,291	76,200	65,078
Financial services (a)	57,303	52,826	45,115
Segment general and administrative expense	$175,697	$171,934	$147,020
Corporate and unallocated general and administrative expense	87,069	86,488	75,745
Total general and administrative expense	$262,766	$258,422	$222,765

Selling expense:
Northern homebuilding	$95,860	$95,680	$81,847
Southern homebuilding	149,457	136,198	124,860
Financial services (a)	—	—	—
Segment selling expense	$245,317	$231,878	$206,707
Corporate and unallocated selling expense	2,563	2,495	2,235
Total selling expense:	$247,880	$234,373	$208,942

Operating income (loss):
Northern homebuilding	$278,056	$281,099	$176,320
Southern homebuilding	249,969	450,598	440,168
Financial services (a)	68,160	63,380	48,714
Segment operating income	$596,185	$795,077	$665,202
Corporate selling, general and administrative expense	(89,632)	(88,983)	(77,980)
Total operating income (a) (b)	$506,553	$706,094	$587,222

Interest (income) expense - net:
Northern homebuilding	$(70)	$(228)	$(186)
Southern homebuilding	(3,076)	(2,554)	(1,703)
Financial services (a)	12,504	13,698	10,360
Segment Interest (income) expense - net	$9,358	$10,916	$8,471
Corporate Interest (income) expense - net	(29,393)	(38,430)	(28,493)
Total interest (income) expense - net	$(20,035)	$(27,514)	$(20,022)

Other income (c)	$—	$—	$(33)

Income before income taxes	$526,588	$733,608	$607,277
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.
(b)For the year ended December 31, 2025, total cost of sales and operating income were reduced by $47.7 million in inventory impairment charges and write-offs of land deposits and pre-acquisition costs taken during the period. $6.7 million and $41.0 million of these charges and write-offs were attributable to the Northern homebuilding operating segment and the Southern homebuilding operating segment, respectively. Additionally, total cost of sales and operating income in the Southern homebuilding operating segment were reduced by $11.2 million for warranty charges in two of our Florida communities primarily relating to attic ventilation issues (See Note 8).
(c)Other income is comprised of the equity in (income) loss from joint venture arrangements.

The following table shows, by segment, depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Depreciation and amortization:
Northern homebuilding	$3,723	$3,787	$3,673
Southern homebuilding	4,616	3,636	2,965
Financial services	1,177	1,130	810
Segment depreciation and amortization	$9,516	$8,553	$7,448
Corporate	9,382	8,833	8,343
Total depreciation and amortization	$18,898	$17,386	$15,791

The following tables show total assets by segment at December 31, 2025 and 2024:

	December 31, 2025
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$14,319	$60,226		$—	$74,545	$—	$74,545
Inventory (a)	1,164,647	2,144,748		—	3,309,395	—	3,309,395
Investments in joint venture arrangements	—	106,299		—	106,299	—	106,299
Other assets	35,087	122,223	(b)	375,682	532,992	753,894	1,286,886
Total assets	$1,214,053	$2,433,496		$375,682	$4,023,231	$753,894	$4,777,125

	December 31, 2024
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$12,209	$57,274		$—	$69,483	$—	$69,483
Inventory (a)	1,041,713	1,980,666		—	3,022,379	—	3,022,379
Investments in joint venture arrangements	—	65,334		—	65,334	—	65,334
Other assets	37,721	132,316	(b)	370,558	540,595	852,005	1,392,600
Total assets	$1,091,643	$2,235,590		$370,558	$3,697,791	$852,005	$4,549,796
(a)Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.
NOTE 16. Share Repurchase Program
On February 11, 2025, the Company announced that its Board of Directors approved a new share repurchase program pursuant to which the Company may purchase up to $250 million of its outstanding common shares (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program replaced the share repurchase program approved by the Board of Directors in 2024 (the “2024 Share Repurchase Program”). On November 12, 2025, the Company announced that its Board of Directors approved a new share repurchase program pursuant to which the Company may purchase up to $250 million of its outstanding common shares (the “Second 2025 Share Repurchase Program). The Second 2025 Share Repurchase Program replaced the 2025 Share Repurchase Program approved by the Board of Directors in February 2025.

Under the Second 2025 Share Repurchase Program, the Company is authorized to purchase up to $250 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. The timing, amount and other terms and conditions of any additional repurchases under the Second 2025 Share Repurchase Program was based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements.

During the year ended December 31, 2025, the Company repurchased 1.6 million outstanding common shares at an aggregate purchase price of $202.0 million under the 2025 Share Repurchase Program, the Second 2025 Share Repurchase Program and the 2024 Share Repurchase Program compared to 1.2 million outstanding common shares repurchased at an aggregate purchase price of $177.0 million under the 2024 Share Repurchase Program and 2021 Share Repurchase Program during the year ended

December 31, 2024. As of December 31, 2025, $220 million remained available for repurchases under the Second 2025 Share Repurchase Program.

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
The Company’s management, with the participation of the principal executive officer and the principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 83 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer (as defined under Rule 16a-1 of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of M/I Homes, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of M/I Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 13, 2026, expressed an unqualified opinion on those financial statements.

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
February 13, 2026

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

Item 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2026 Annual Meeting of Shareholders.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2025 with respect to the common shares issuable under the Company's equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,292,852	(1)	$51.24	(2)	801,621	(3)
Equity compensation plans not approved by shareholders	8,469	(4)			—
Total	1,301,321		$51.24		801,621
(1)Consists of the 2018 Long-Term Incentive Plan (“2018 LTIP”) (802,100 outstanding stock options, 42,500 outstanding director stock units, 80,453 outstanding director restricted stock units, 188,526 outstanding employee restricted share units and 104,740 outstanding performance share units (“PSU’s”) (assuming the maximum number of PSU’s will be earned)), the 2009 Long-Term Incentive Plan (“2009 LTIP”) (37,000 outstanding stock options and 33,500 outstanding director stock units), which plan was terminated in May 2018, and the 2006 Director Equity Incentive Plan (“2006 Director Plan”) (4,033 outstanding director stock units), which plan was terminated in May 2009.
(2)The weighted average exercise price relates to the stock options granted under the 2018 LTIP and the 2009 LTIP.  The weighted average exercise price does not take into account the employee restricted share units granted under the 2018 LTIP, the director stock units granted under the 2018 LTIP, the 2009 LTIP and the 2006 Director Plan or the PSU’s granted under the 2018 LTIP because the restricted share units, the director stock units and the PSU’s are full value awards and have no exercise price. The director stock units and the PSU’s (if earned) will be settled at a future date in common shares on a one-for-one basis without the payment of any exercise price.
(3)Represents the aggregate number of common shares remaining available for issuance under the 2018 LTIP. Pursuant to the terms of the 2018 LTIP, and subject to certain adjustments provided therein, the aggregate number of common shares with respect to which awards may be granted under the 2018 LTIP is 4,270,341 common shares plus any common shares subject to outstanding awards under the 2009 LTIP as of May 8, 2018 that on or after May 8, 2018 cease for any reason to be subject to such awards other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable common shares. Pursuant to the terms of the 2018 LTIP, upon the grant of a full value award thereunder (including director stock units, director restricted stock units, employee restricted share units and PSU’s), we reduce the number of common shares available for issuance under the 2018 LTIP by an amount equal to the number of shares subject to the award multiplied by 1.50.
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

The remaining information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2026 Annual Meeting of Shareholders.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2026 Annual Meeting of Shareholders.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2026 Annual Meeting of Shareholders.

PART IV

Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.
(1) The following financial statements are contained in Item 8:
Page in this report

Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	47
Consolidated Statements of Income for the Years Ended December 31, 2025, 2024, and 2023	49
Consolidated Balance Sheets as of December 31, 2025 and 2024	50
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023	51
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023	52
Notes to Consolidated Financial Statements	53

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

10.9
Seventh Amendment to Credit Agreement, dated September 19, 2025, by and among M/I Homes,Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 19, 2025.

10.10
Commitment Increase Activation Notice dated August 28, 2015, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2015.

10.11
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

10.13
Master Repurchase Agreement dated as of October 24, 2023 by and between M/I Financial and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

10.14
First Amendment to Master Repurchase Agreement dated as of July 16, 2024 by and between M/I Financial and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.15
Second Amendment to Master Repurchase Agreement dated as of October 22, 2024 by and between M/I Financial and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 25, 2024.

10.16
Amendment No. 3 to Master Repurchase Agreement between M/I Financial, LLC and JPMorgan Chase Bank, National Association, dated July 1, 2025, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 25, 2025.

10.17
Amendment No. 4 to Master Repurchase Agreement between M/I Financial, LLC and JPMorgan Chase Bank, National Association, dated October 21, 2025, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 24, 2025

10.18
Master Repurchase Agreement and Securities Contract between M/I Financial, LLC and JPMorgan Chase Bank, N.A, dated October 21, 2025, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 24, 2025.

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

10.21*	M/I Homes, Inc. Amended and Restated Director Deferred Compensation Plan, effective as of February 11, 2026 (Filed herewith.)

10.22*
M/I Homes, Inc. Amended and Restated Executives’ Deferred Compensation Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.23*	M/I Homes, Inc. Amended and Restated Executives’ Deferred Compensation Plan, effective as of February 11, 2026 (Filed herewith.)

10.24*
Collateral Assignment Split-Dollar Agreement, dated as of September 24, 1997, by and between M/I Homes, Inc. and Phillip Creek, incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.25*
Change of Control Agreement between M/I Homes, Inc. and Robert H. Schottenstein, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2008.

10.26*
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

10.31*
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

10.34*
Form of Performance Share Unit Award Agreement under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2019.

10.35*
Form of Restricted Share Unit Award Agreement for Directors under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

10.36*
Form of Restricted Share Unit Award Agreement for Employees under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed February 16, 2024.

10.37*	M/I Homes, Inc. 2024 Director Equity Compensation Deferral Plan, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on February 14, 2025.

10.38*
Form of Restricted Share Unit Award Agreement for Directors under the M/I Homes, Inc. 2018 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed February 14, 2025.

10.39*	M/I Homes, Inc. 2025 Annual Incentive Plan, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 14, 2025.

19	M/I Homes, Inc. Insider Trading Policy (Filed herewith.)

21	Subsidiaries of M/I Homes, Inc. (Filed herewith.)

22	List of Subsidiary Guarantors. (Filed herewith.)

23	Consent of Deloitte & Touche LLP. (Filed herewith.)

24	Powers of Attorney. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

97	Executive Officer Clawback Policy., incorporated herein by reference to Exhibit 97 to the Company's Annual Report on Form 10-K filed on February 16, 2024.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document). (Furnished herewith.)

* Management contract or compensatory plan or arrangement.

(b) Exhibits.

Reference is made to Item 15(a)(3) above for a complete list of exhibits that are filed with this report. The following is a list of exhibits, included in Item 15(a)(3) above, that are filed concurrently with this report.

Exhibit Number	Description

10.21	M/I Homes, Inc. Amended and Restated Director Deferred Compensation Plan, effective as of February 11, 2026.

10.23	M/I Homes, Inc. Amended and Restated Executives’ Deferred Compensation Plan, effective as of February 11, 2026.

19	M/I Homes, Inc. Insider Trading Policy

21	Subsidiaries of M/I Homes, Inc.

22	List of Subsidiary Guarantors.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document). (Furnished herewith.)

(c) Financial statement schedules

None required.

Item 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of February 2026.

M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of February 2026.

NAME AND TITLE	NAME AND TITLE

MICHAEL P. GLIMCHER*	/s/Robert H. Schottenstein
Michael P. Glimcher	Robert H. Schottenstein
Director	Chairman of the Board,
Chief Executive Officer and President
ELIZABETH K. INGRAM*	(Principal Executive Officer)
Elizabeth K. Ingram
Director	/s/Phillip G. Creek
Phillip G. Creek
NANCY J. KRAMER*	Executive Vice President,
Nancy J. Kramer	Chief Financial Officer and Director
Director	(Principal Financial Officer)

YVETTE McGEE BROWN*	/s/Ann Marie W. Hunker
Yvette McGee Brown	Ann Marie W. Hunker
Director	Vice President, Chief Accounting Officer
and Controller
BRUCE A. SOLL*	(Principal Accounting Officer)
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