Form 10-Q
period 2026-03-31
M/I HOMES, INC.
filed 2026-04-24
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
Common shares, par value $.01 per common share: 25,590,109 shares outstanding as of April 22, 2026.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par values)	March 31, 2026	December 31, 2025

ASSETS:
Cash, cash equivalents and restricted cash	$767,416	$689,189
Mortgage loans held for sale	261,807	309,100
Inventory	3,399,101	3,383,941
Property and equipment - net	31,879	34,342
Investment in joint venture arrangements	68,357	106,299
Operating lease right-of-use assets	53,116	54,976
Deferred income tax asset	4,508	4,508
Goodwill	16,400	16,400
Other assets	185,802	178,370
TOTAL ASSETS	$4,788,386	$4,777,125

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$215,817	$181,189
Customer deposits	59,439	50,841
Operating lease liabilities	54,867	56,675
Other liabilities	252,172	308,535
Community development district obligations	12,884	10,209
Obligation for consolidated inventory not owned	44,055	30,330
Notes payable bank - financial services operations	260,201	276,856
Senior notes due 2028 - net	398,620	398,427
Senior notes due 2030 - net	297,999	297,873
TOTAL LIABILITIES	$1,596,054	$1,610,935

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both March 31, 2026 and December 31, 2025; issued 30,137,141 shares at both March 31, 2026 and December 31, 2025	$301	$301
Additional paid-in capital	333,362	344,118
Retained earnings	3,335,846	3,268,014
Treasury shares - at cost - 4,547,032 and 4,374,432 shares at March 31, 2026 and December 31, 2025, respectively	(477,177)	(446,243)
TOTAL SHAREHOLDERS’ EQUITY	$3,192,332	$3,166,190
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,788,386	$4,777,125

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per common share amounts)	2026	2025

Revenue	$920,707	$976,093
Costs and expenses:
Land and housing	$718,116	$723,310
General and administrative	61,186	59,073
Selling	55,340	52,786
Interest income, net of interest expense	(3,105)	(5,197)
Total costs and expenses	$831,537	$829,972

Income before income taxes	89,170	146,121

Provision for income taxes	21,338	34,884

Net income	$67,832	$111,237
Earnings per common share:
Basic	$2.61	$4.07
Diluted	$2.55	$3.98

Weighted average shares outstanding:
Basic	26,007	27,314
Diluted	26,562	27,941

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2026

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2025	25,762,709	$301	$344,118	$3,268,014	$(446,243)	$3,166,190
Net income	—	—	—	67,832	—	67,832
Stock options exercised	89,000	—	(5,032)	—	9,131	4,099
Stock-based compensation expense	—	—	4,185	—	—	4,185
Repurchase of common shares	(359,000)	—	—	—	(50,066)	(50,066)
Deferral of executive and director compensation	—	—	92	—	—	92
Executive and director deferred compensation distributions	97,400	—	(10,001)	—	10,001	—
Balance at March 31, 2026	25,590,109	$301	$333,362	$3,335,846	$(477,177)	$3,192,332

Three Months Ended March 31, 2025
Common Shares

	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2024	27,063,023	$301	$348,705	$2,865,073	$(274,402)	$2,939,677
Net income	—	—	—	111,237	—	111,237
Stock options exercised	24,000	—	(1,053)	—	2,159	1,106
Stock-based compensation expense	—	—	4,200	—	—	4,200
Repurchase of common shares	(422,000)	—	—	—	(50,055)	(50,055)
Deferral of executive and director compensation	—	—	169	—	—	169
Executive and director deferred compensation distributions	107,599	—	(9,654)	—	9,654	—
Balance at March 31, 2025	26,772,622	$301	$342,367	$2,976,310	$(312,644)	$3,006,334
See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025

OPERATING ACTIVITIES:
Net income	$67,832	$111,237
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Mortgage loan originations	(633,688)	(620,968)
Proceeds from the sale of mortgage loans	677,475	671,469
Fair value adjustment of mortgage loans held for sale	3,506	(5,544)
Capitalization of originated mortgage servicing rights	(1,391)	(1,469)
Amortization of mortgage servicing rights	328	257
Depreciation	4,077	3,689
Amortization of debt issue costs	849	831
Gain on sale of mortgage servicing rights	(1,597)	(1,718)
Stock-based compensation expense	4,185	4,200
Excess tax benefits on equity compensation	(752)	(771)
Change in assets and liabilities:
Inventory	41,770	(107,275)
Other assets	(12,507)	(12,546)
Accounts payable	34,628	30,330
Customer deposits	8,598	9,360
Accrued compensation	(44,159)	(48,862)
Other liabilities	(13,423)	32,667
Net cash provided by operating activities	135,731	64,887

INVESTING ACTIVITIES:
Purchase of property and equipment	(154)	(1,339)
Investment in joint venture arrangements	(3,803)	(8,279)
Proceeds from sale of mortgage servicing rights	9,075	6,690
Net cash provided by (used in) investing activities	5,118	(2,928)

FINANCING ACTIVITIES:
Net proceeds from (repayments of) bank borrowings - financial services operations	(16,655)	(58,202)
Repurchase of common shares	(50,066)	(50,055)
Proceeds from exercise of stock options	4,099	1,106
Net cash used in financing activities	(62,622)	(107,151)
Net increase (decrease) in cash, cash equivalents and restricted cash	78,227	(45,192)
Cash, cash equivalents and restricted cash balance at beginning of period	689,189	821,570
Cash, cash equivalents and restricted cash balance at end of period	$767,416	$776,378

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$8,321	$7,962
Income taxes	$—	$1,191

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$2,675	$(1,103)
Consolidated inventory not owned	$13,725	$5,201
Distribution of single-family lots from joint venture arrangements	$42,000	$2,886

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The financial statements include the accounts of the Company. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated joint ventures, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2025 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC.

Impact of New Accounting Standards

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact the adoption of ASU 2024-03 may have on our consolidated financial statements and disclosures.

Significant Accounting Policies

There have been no significant changes to our significant accounting policies during the quarter ended March 31, 2026 as compared to those disclosed in our 2025 Form 10-K.

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
A summary of the Company’s inventory as of March 31, 2026 and December 31, 2025 is as follows:

(In thousands)	March 31, 2026	December 31, 2025
Single-family lots, land and land development costs	$1,866,252	$1,881,158
Land held for sale	31,961	13,599
Homes under construction	1,267,202	1,282,608
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2026 - $14,381; December 31, 2025 - $14,073)	92,804	91,492
Community development district infrastructure	12,884	10,209
Land purchase deposits	83,943	74,545
Consolidated inventory not owned	44,055	30,330
Total inventory	$3,399,101	$3,383,941

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of March 31, 2026 and December 31, 2025, we had 2,584 homes (with a carrying value of $568.7 million) and 2,779 homes (with a carrying value of $680.6 million), respectively, included in homes under construction that were not subject to a sales contract. The decrease is primarily due to approximately 80% of homes delivered during the first quarter of 2026 had previously been included in homes under construction. Homes under construction may fluctuate from period to period due to the Company’s inventory home management strategies and changes in market conditions.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability at the time of closing and the transfer of the property. The Company recorded a $12.9 million liability and a $10.2 million liability related to these CDD bond obligations as of March 31, 2026 and December 31, 2025, respectively, along with the related inventory infrastructure.

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

Capitalized Interest
The Company capitalizes interest during land development and home construction. Capitalized interest is charged to land and housing costs and expenses as the related inventory is delivered to a third party.  A summary of capitalized interest for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Capitalized interest, beginning of period	$41,799	$35,953
Interest capitalized to inventory	8,944	8,970
Capitalized interest charged to land and housing costs and expenses	(6,694)	(6,901)
Capitalized interest, end of period	$44,049	$38,022

Interest incurred - net	$5,839	$3,773
NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of March 31, 2026 and December 31, 2025, our investment in such joint venture arrangements totaled $68.4 million and $106.3 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $37.9 million decrease during the three-month period ended March 31, 2026 was driven primarily by lot distributions from our joint venture arrangements of $42.0 million, partially offset by our cash contributions to our joint venture arrangements of $3.8 million and net income from our joint ventures of $0.3 million.
The majority of our investment in joint venture arrangements for both March 31, 2026 and December 31, 2025 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of March 31, 2026 and December 31, 2025, the Company had $59.2 million and $99.9 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of March 31, 2026 and December 31, 2025, the Company had $9.2 million and $6.4 million of equity invested in LLCs, respectively. The Company’s percentage of ownership in these LLCs as of both March 31, 2026 and December 31, 2025 ranged from 25% to 50%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. There were no losses or income from the Company’s LLCs during the three months ended March 31, 2026 or the three months ended March 31, 2025. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of March 31, 2026 was the amount invested of $68.4 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
The Company assesses its investments in unconsolidated LLCs for recoverability on a quarterly basis. See Note 4 to our financial statements for additional details relating to our procedures for evaluating our investments for impairment.

Variable Interest Entities
With respect to our investments in these LLCs, we are required, under Accounting Standards Codification (“ASC”) 810-10, Consolidation (“ASC 810”), to evaluate whether or not such entities should be consolidated into our consolidated financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. See Note 1, “Summary of Significant Accounting Policies - Variable Interest Entities” in the Company’s 2025 Form 10-K for additional information regarding the Company’s methodology for evaluating entities for consolidation.
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the 2025 Form 10-K. If we are deemed to be the primary beneficiary of a VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both March 31, 2026 and December 31, 2025, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation. Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of our mortgage servicing rights were $3.0 million at March 31, 2026. At December 31, 2025, both the carrying value and fair value of our mortgage servicing rights were $10.4 million.
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
The table below shows the notional amounts of our financial instruments at March 31, 2026 and December 31, 2025:

Description of Financial Instrument (in thousands)	March 31, 2026	December 31, 2025
Whole loan contracts and related committed IRLCs	$6,601	$—
Uncommitted IRLCs	570,882	300,595
FMBSs related to uncommitted IRLCs	581,000	335,000
Whole loan contracts and related mortgage loans held for sale	23,291	15,044
FMBSs related to mortgage loans held for sale	235,000	290,000
Mortgage loans held for sale covered by FMBSs	248,198	302,790

The following table sets forth the amount of (loss) gain recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Description (in thousands)	2026	2025
Mortgage loans held for sale	$(3,506)	$5,544
Forward sales of mortgage-backed securities	7,911	(5,443)
Interest rate lock commitments	(1,501)	3,217
Whole loan contracts	(1,038)	(590)
Total gain (loss) recognized	$1,866	$2,728

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	March 31, 2026		March 31, 2026
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$7,276	Other liabilities	$—
Interest rate lock commitments	Other assets	2,001	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	1,696
Total fair value measurements		$9,277		$1,696

	Asset Derivatives		Liability Derivatives
	December 31, 2025		December 31, 2025
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$635
Interest rate lock commitments	Other assets	3,661	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	817
Total fair value measurements		$3,661		$1,452
Assets Measured on a Non-Recurring Basis
Inventory. The Company assesses inventory for recoverability on a quarterly basis based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. Determining the fair value of a community’s inventory involves a number of variables, estimates and projections, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Inventory” in the 2025 Form 10-K for additional information regarding the Company’s methodology for determining fair value.
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
Investment in Unconsolidated Joint Ventures. We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the 2025 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three months ended March 31, 2026 and 2025, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2026 and December 31, 2025. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		March 31, 2026		December 31, 2025
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$767,416	$767,416	$689,189	$689,189
Mortgage loans held for sale	Level 2	261,807	261,807	309,100	309,100
Interest rate lock commitments	Level 2	2,001	2,001	3,661	3,661
Forward sales of mortgage-backed securities	Level 2	7,276	7,276	—	—
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	—	—
Notes payable - financial services operations	Level 2	260,201	260,201	276,856	276,856
Senior notes due 2028 (a)	Level 2	400,000	393,500	400,000	398,000
Senior notes due 2030 (a)	Level 2	300,000	279,750	300,000	287,625
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	1,696	1,696	817	817
Forward sales of mortgage-backed securities	Level 2	—	—	635	635
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at March 31, 2026 and December 31, 2025:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole Loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2028 and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at March 31, 2026 and December 31, 2025. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended March 31, 2026 under the Company’s $900 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the secured overnight financing rate (“SOFR”) plus a margin of 150 basis points, and thus the carrying amount is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial is a party to a $200 million mortgage repurchase agreement, dated October 24, 2023, as amended most recently in April 2026 (the “MIF Mortgage Repurchase Facility”), and an uncommitted $100 million mortgage repurchase agreement dated October 20, 2025 (the “MIF Master Repurchase Facility”). The interest rate available to M/I Financial under these credit facilities during the quarter ended March 31, 2026 fluctuated with SOFR, and thus the carrying amount is a reasonable estimate of fair value. See Note 8 to our Consolidated Financial Statements for additional information regarding the MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $705.2 million and $687.6 million were covered under these guarantees as of March 31, 2026 and December 31, 2025, respectively. The increase in loans covered by these guarantees from December 31, 2025 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at March 31, 2026, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.

M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $4.3 million and $3.6 million at March 31, 2026 and December 31, 2025, respectively.
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
The Company recorded a liability relating to the guarantees described above totaling $1.2 million and $1.0 million at March 31, 2026 and December 31, 2025, respectively which is management’s best estimate of the Company’s liability with respect to such guarantees.
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
A summary of warranty activity for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Warranty reserves, beginning of period	$43,958	$36,219
Warranty expense on homes delivered during the period	6,501	5,262
Changes in estimates for pre-existing warranties	(376)	(100)
Settlements made during the period	(10,819)	(6,338)
Warranty reserves, end of period (a)	$39,264	$35,043
(a) At March 31, 2026, the Company had a remaining accrual of $5.2 million related to previously disclosed warranty claims for two communities in Florida, primarily due to attic ventilation issues.

Performance Bonds and Letters of Credit

At March 31, 2026, the Company had outstanding approximately $530.9 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through November, 2030. Included in this total are: (1) $436.9 million of performance and maintenance bonds and $74.6 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $13.5 million of financial letters of credit, of which $13.1 million represent deposits on land and lot purchase agreements; (3) $4.7 million of financial bonds; and (4) $1.2 million of corporate notes.

Land Option Contracts and Other Similar Contracts

At March 31, 2026, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $1.7 billion. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters
The Company and certain of its subsidiaries have been named as defendants in certain legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these other legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At March 31, 2026 and December 31, 2025, the Company had $1.2 million and $1.4 million, respectively, reserved for legal expenses.
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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis via a quantitative test during the fourth quarter of 2025, and there was no impairment recorded at December 31, 2025. At March 31, 2026, no indicators for impairment existed and therefore no impairment was recorded. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen or other events occur that could impact the fair value of the reporting unit.

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

The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $2.42 billion of availability for additional senior debt at March 31, 2026. As a result, the full $900 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. The Credit Facility also includes a $250 million sub-facility for letters of credit. At March 31, 2026, there were no borrowings outstanding and $88.1 million of letters of credit outstanding, leaving a net remaining borrowing availability of $811.9 million.
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
The MIF Master Repurchase Facility provides an uncommitted maximum borrowing availability of $100 million and expires on October 20, 2026. The MIF Master Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Master Repurchase Facility at a per annum rate based on Daily Simple SOFR plus a margin as defined in the MIF Master Repurchase Facility. The MIF Master Repurchase Facility also contains the same financial covenants as MIF Mortgage Repurchase Facility. At March 31, 2026, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility.
At both March 31, 2026 and December 31, 2025, M/I Financial’s total combined maximum borrowing availability under the MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility was $300 million. At March 31, 2026 and December 31, 2025, M/I Financial had $260.2 million and $276.9 million, respectively, in aggregate borrowings outstanding under the MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility.
Senior Notes
As of both March 31, 2026 and December 31, 2025, we had $300.0 million of our 2030 Senior Notes outstanding. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year, and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a

“make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As of both March 31, 2026 and December 31, 2025, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes prior to maturity at a stated redemption price (100.000% of the principal amount outstanding), together with accrued and unpaid interest thereon.
The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of March 31, 2026, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of March 31, 2026, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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
The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $862.6 million at March 31, 2026 and $884.2 million at December 31, 2025. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our Board of Directors (see Note 12 to our financial statements for more information).

NOTE 9. Earnings Per Common Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per common share for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(In thousands, except per common share amounts)	2026	2025
NUMERATOR
Net income	$67,832	$111,237
DENOMINATOR
Basic weighted average shares outstanding	26,007	27,314
Dilutive securities	555	627
Diluted weighted average shares outstanding	26,562	27,941
Earnings per common share:
Basic	$2.61	$4.07
Diluted	$2.55	$3.98
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	—	—
NOTE 10. Income Taxes
During the three months ended March 31, 2026 and 2025, the Company recorded a tax provision of $21.3 million and $34.9 million, respectively, which reflects income tax expense related to income before income taxes for the periods. The effective tax rate for both the three months ended March 31, 2026 and 2025 was 23.9%.
Our provision for income taxes includes tax benefits of $0.4 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively, under The Inflation Reduction Act. The One Big Beautiful Bill Act (the “Act”) enacted on July 4, 2025, terminates the availability of this benefit on June 30, 2026. We do not anticipate the Act will have a material impact to our financial statements as a whole.
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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment: revenue; cost of sales; selling, general and administrative expense; operating income; interest (income) expense; and income before income taxes for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenue:
Northern homebuilding	$376,906	$410,377
Southern homebuilding	512,570	534,196
Financial services (a)	31,231	31,520
Total revenue	$920,707	$976,093

Cost of Sales:
Northern homebuilding	$303,451	$319,459
Southern homebuilding	414,665	403,851
Financial services (a)	—	—
Total cost of sales	$718,116	$723,310

General and administrative expense:
Northern homebuilding	$9,668	$9,136
Southern homebuilding	18,239	18,808
Financial services (a)	14,507	12,753
Segment general and administrative expense	$42,414	$40,697
Corporate and unallocated general and administrative expense	18,772	18,376
Total general and administrative expense	$61,186	$59,073

Selling expense:
Northern homebuilding	$20,864	$21,190
Southern homebuilding	33,775	31,106
Financial services (a)	—	—
Segment selling expense	$54,639	$52,296
Corporate and unallocated selling expense	701	490
Total selling expense	$55,340	$52,786

Operating income:
Northern homebuilding	$42,923	$60,592
Southern homebuilding	45,891	80,431
Financial services (a)	16,724	18,767
Segment operating income	$105,538	$159,790
Corporate selling, general and administrative expense	(19,473)	(18,866)
Total operating income	$86,065	$140,924

Interest (income) expense - net:
Northern homebuilding	$(10)	$(22)
Southern homebuilding	(194)	(2)
Financial services (a)	2,627	2,661
Segment Interest (income) expense - net	$2,423	$2,637
Corporate Interest (income) expense - net	(5,528)	(7,834)
Total interest income, net of interest expense	$(3,105)	$(5,197)

Income before income taxes	$89,170	$146,121
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.

.

The following tables show total assets by segment at March 31, 2026 and December 31, 2025:

	March 31, 2026
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and Unallocated	Total
Deposits on real estate under option or contract	$23,760	$60,183		$—	$83,943	$—	$83,943
Inventory (a)	1,119,155	2,196,003		—	3,315,158	—	3,315,158
Investments in joint venture arrangements	—	68,357		—	68,357	—	68,357
Other assets	45,880	145,451	(b)	369,719	561,050	759,878	1,320,928
Total assets	$1,188,795	$2,469,994		$369,719	$4,028,508	$759,878	$4,788,386

	December 31, 2025
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and Unallocated	Total
Deposits on real estate under option or contract	$14,319	$60,226		$—	$74,545	$—	$74,545
Inventory (a)	1,164,647	2,144,748		—	3,309,395	—	3,309,395
Investments in joint venture arrangements	—	106,299		—	106,299	—	106,299
Other assets	35,087	122,223	(b)	375,682	532,992	753,894	1,286,886
Total assets	$1,214,053	$2,433,496		$375,682	$4,023,231	$753,894	$4,777,125
(a)Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.
NOTE 12. Share Repurchase Program
On November 12, 2025, the Company announced that its Board of Directors approved a new share repurchase program pursuant to which the Company may purchase up to $250 million of its outstanding common shares (the “Second 2025 Share Repurchase Program”). The Second 2025 Share Repurchase Program replaced the Company’s previous share repurchase program.

Pursuant to the Second 2025 Share Repurchase Program, the Company may purchase up to $250 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. The timing, amount and other terms and conditions of any additional repurchases under the Second 2025 Share Repurchase Program will be based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements. The Second 2025 Share Repurchase Program does not have an expiration date and the Board may modify, discontinue or suspend it at any time.

The Company repurchased 0.4 million outstanding common shares at an aggregate purchase price of $50.1 million under the Second 2025 Share Repurchase Program during the first quarter of 2026. As of March 31, 2026, $170.4 million remained available for repurchases under the Second 2025 Share Repurchase Program.
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

Sales incentives vary by type of incentive and by amount on a community-by-community and home-by-home basis. The costs of any sales incentives in the form of free or discounted products and services provided to homebuyers are reflected in Land and housing costs in the Condensed Consolidated Statements of Income because such incentives are identified in our home purchase contracts with homebuyers as an intrinsic part of our single performance obligation to deliver and transfer title to their home for the transaction price stated in the contracts. Sales incentives that we may provide in the form of closing cost allowances and mortgage interest rate buydowns are recorded as a reduction of housing revenue at the time the home is delivered.

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
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended March 31,
(In thousands)	2026	2025
Housing	$878,610	$940,031
Land sales	10,866	4,542
Financial services (a)	31,231	31,520
Total revenue	$920,707	$976,093
(a)Revenue includes hedging losses of $2.5 million for the three months ended March 31, 2026 and hedging gains of $2.3 million for the three months ended March 31, 2025. Hedging gains/losses do not represent revenue recognized from contracts with customers.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for 97% of our total revenues for both the three months ended March 31, 2026 and 2025, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.
NOTE 14. Stock-Based Compensation
The Company maintains the M/I Homes, Inc. 2018 Long-Term Incentive Plan (the “2018 LTIP”), an equity compensation plan administered by the Compensation Committee of our Board of Directors. Under the 2018 LTIP, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards (awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of our common shares), and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the 2018 LTIP authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 4,225,321 common shares, of which 706,361 remain available for grant at March 31, 2026.

The 2018 LTIP replaced the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the “2009 LTIP”), which was terminated immediately following our 2018 Annual Meeting of Shareholders. Awards outstanding under the 2009 LTIP Plan remain in effect in accordance with their respective terms.
Stock Options
The Company did not grant any stock option awards in 2025 or the first quarter of 2026. Total stock-based compensation expense related to stock option awards that were issued in previous years that has been charged against income was $1.0 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was a total of $5.2 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as stock-based compensation expense over a weighted average period of 1.3 years.
Employee Restricted Share Units
On February 11, 2026 and February 11, 2025, the Company awarded certain of its employees (in the aggregate) 78,049 and 88,603 restricted share units under the 2018 LTIP, respectively. The closing price of our common shares on the New York Stock Exchange on such dates was $145.39 and $119.65, respectively. These awards vest ratably over a three-year period (subject to the employee’s continued service on the vesting date (except in certain circumstances)) and will be settled in common shares. Stock-based compensation expense for our employee restricted share units is recognized over the period of the award (amortized over three years). The Company recognized $2.7 million in compensation expense related to the employee restricted share unit awards during the three months ended March 31, 2026. As of March 31, 2026, there was a total of $22.0 million of unrecognized compensation expense related to unvested employee restricted share units that will be recognized as stock-based compensation expense over a weighted average period of 1.5 years.
Performance Share Unit Awards
On February 11, 2026, February 11, 2025 and February 15, 2024, the Company awarded certain of its executive officers (in the aggregate) a target number of performance share units (“PSU’s”) equal to 17,882, 21,729, 20,856 PSU’s, respectively. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”). The ultimate number of PSU’s that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative annual pre-tax income from operations, excluding extraordinary items, as defined in the underlying award agreements with the executive officers, over the Performance Period (weighted 80%) (the “Performance Condition”), and (b) the Company’s relative total shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The number of PSU’s that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU’s will vest and be earned. Any portion of PSU’s that does not vest at the end of the Performance Period will be forfeited. Additionally, the PSU’s have no dividend or voting rights during the Performance Period.
The grant date fair value of the portion of the PSU’s subject to the Performance Condition and the Market Condition component was $145.39 and $139.19 for the 2026 PSU’s, respectively, $119.65 and $103.32 for the 2025 PSU’s, respectively, and $124.66 and $112.53 for the 2024 PSU’s, respectively. In accordance with ASC 718, for the portion of the PSU’s subject to a Market Condition, stock-based compensation expense is derived using the Monte Carlo simulation methodology and is recognized ratably over the service period regardless of whether or not the attainment of the Market Condition is probable. Therefore, the Company recognized less than $0.1 million in stock-based compensation expense during the first quarter of 2026 related to the Market Condition portion of the 2026, 2025 and 2024 PSU awards. There was a total of $0.4 million of unrecognized stock-based compensation expense related to the Market Condition portion of the 2026, 2025 and 2024 PSU awards as of March 31, 2026.
For the portion of the PSU’s subject to the Performance Condition, we recognize stock-based compensation expense on a straight-line basis over the Performance Period based on the probable outcome of the related Performance Condition. Otherwise, stock-based compensation expense recognition is deferred until probability is attained and a cumulative stock-based compensation expense adjustment is recorded and recognized ratably over the remaining service period. The Company reassesses the probability of the satisfaction of the Performance Condition on a quarterly basis, and stock-based compensation expense is adjusted based on the portion of the requisite service period that has passed. As of March 31, 2026, the Company had not recognized any stock-based compensation expense related to the Performance Condition portion of the 2026 PSU awards. If the Company achieves the minimum performance levels applicable to the Performance Condition applicable to the 2026 PSU awards, the Company would record unrecognized stock-based compensation expense of $1.0 million as of March 31, 2026, for which $0.1 million would be immediately recognized had attainment been probable at March 31, 2026. The Company recognized a total of $0.1 million of stock-based compensation expense related to the Performance Condition portion of the 2024 and 2025 PSU awards during the first quarter of 2026 based on the probability of attaining the respective performance conditions. The Company has a total of $1.3 million of unrecognized stock-based compensation expense related to the Performance Condition portion of the 2024 and 2025 PSU awards as of March 31, 2026.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 170,500 homes since commencing homebuilding activities in 1976. The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Ft. Myers/Naples, Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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
FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition. Words such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve a number of risks and uncertainties. Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors, including, without limitation, factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities, construction defects, product liability and warranty claims and various governmental rules and regulations including changes in trade policy affecting business such as new or increased tariffs, as well as the potential impact of retaliatory tariffs and other penalties. See “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), as the same may be updated from time to time in our subsequent filings with the SEC, for more information regarding those risk factors.
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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and assumptions on historical experience and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, management evaluates such estimates and assumptions and makes adjustments as deemed necessary. Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future. See Note 1 (Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2025 Form 10-K for additional information about our accounting policies.
We believe that there have been no significant changes to our critical accounting policies during the quarter ended March 31, 2026 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Form 10-K.
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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee
Overview

During the first quarter of 2026, the housing market experienced continued pressure due to persistent macroeconomic challenges, including elevated mortgage interest rates, rising lot costs, limited affordable housing, and broader economic and geopolitical uncertainty. Consistent with 2025, we continued to offer sales incentives including mortgage interest rate buydowns to stimulate demand. Our sales incentives increased in the first quarter of 2026 compared to the first quarter of 2025. Our new contracts improved compared to the prior year as a result of the increased sales incentives, and a higher community count, but our closings declined. Our overall profitability compared to the prior year was negatively affected by the increased sales incentives and higher lot costs.
Our performance in the first three months of 2026 remained consistent with our current expectations. Key comparisons between the first quarters of 2026 and 2025 are as follows:

•Number of homes delivered decreased 3% to 1,914 homes
•Revenue decreased 6% to $920.7 million
•Income before income taxes decreased 39% to $89.2 million
•Gross margin decreased 390 basis points to 22.0%
•Net income decreased 39% to $67.8 million
•New contracts increased 3% to 2,350 from 2,292
•Shareholders’ equity of $3.2 billion, a 6% increase from a year ago, with book value per common share increasing to a record high $125 per share
•Homebuilding debt to capital was 18%

Additionally, our financial services segment achieved its second highest revenue in a first quarter, improved capture rate and increased loan originations to a first quarter record.

Our company-wide absorption pace of sales per community for the first quarter of 2026 was 3.4 per month consistent with prior year’s first quarter. We plan to open additional new communities during the remainder of 2026 and increase our average community count by about 5% from 2025.
Summary of Company Financial Results

Income before income taxes for the first quarter of 2026 decreased $56.9 million from $146.1 million in the first quarter of 2025 to $89.2 million in 2026. Net income was $67.8 million, or $2.55 per diluted share, in 2026's first quarter, compared to $111.2 million, or $3.98 per diluted share, in 2025's first quarter. Our effective tax rate was 23.9% in both the first quarter of 2026 and 2025.
During the quarter ended March 31, 2026, our total revenue was $920.7 million, of which $889.5 million was from homebuilding and $31.2 million was from our financial services operations. Revenue from homebuilding decreased 6% in 2026's first quarter compared to the same period in 2025 driven primarily by a 4% decrease in the average sales price of homes delivered ($17,000 per home delivered) and a 3% decrease in the number of homes delivered (62 units) offset in part by a 1% increase in land sales. Our revenue and average sales price reflect a $52.7 million reduction for sales incentives and closing costs in the first quarter of 2026 compared to a $40.0 million reduction for sales incentives and closing costs in 2025's first quarter. Revenue from our financial services segment decreased 1% to $31.2 million in the first quarter of 2026 as a result of lower margins on loans sold, partially offset by improved capture rate and an increase in loans originated during the period compared to the first quarter of 2025.
Total gross margin (total revenue less total land and housing costs) decreased $50.2 million in the first quarter of 2026 compared to the first quarter of 2025 as a result of a $49.9 million decline in the gross margin of our homebuilding operations and a $0.3 million decrease in the gross margin of our financial services operations. Our homebuilding gross margin percentage declined by 410 basis points to 19.3% in the first quarter of 2026 from 23.4% in the first quarter of 2025. The decline in gross margin dollars primarily resulted from the decrease in average sales price of homes delivered, a $6.2 million increase in lot costs, a $13.4 million increase in mortgage interest rate buydowns offered and a 3% decrease in homes delivered in 2026 compared to 2025. Our homebuilding gross margin may fluctuate from quarter to quarter depending on the mix of communities delivering homes due to the variation in margin between different communities, homes under construction and incentives used to encourage demand due to market conditions. During the first quarter of 2026, margin was compressed primarily due to mix of inventory homes delivered, incentives offered and increased lot costs. The gross margin of our financial services operations decreased $0.3 million in the first quarter of 2026 compared to the first quarter of 2025 as a result of lower margins on loans sold, partially offset by improved capture rate and an increase in the number of loan originations.
We opened 22 new communities during the first quarter of 2026 and closed 24 communities. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. The mix of communities delivering homes may cause fluctuations in our new contracts, absorption pace and housing gross margin from year to year.
For the three months ended March 31, 2026, selling, general and administrative expense increased $4.6 million, and increased as a percentage of revenue from 11.5% in the first quarter of 2025 to 12.7% in the first quarter of 2026. Selling expense increased $2.5 million from 2025's first quarter and increased as a percentage of revenue to 6.0% in 2026's first quarter from 5.4% for the same period in 2025. The dollar increase in selling expense related to a $1.0 million increase in realtor commissions and a $1.5 million increase in costs associated with our sales offices, including compensation-related expenses in the first quarter of 2026. General and administrative expense increased $2.1 million in the first quarter of 2026 compared to first quarter of 2025 and increased as a percentage of revenue to 6.6% in the first quarter 2026 from 6.1% in the first quarter of 2025. The dollar increase in general and administrative expense was primarily due to a $0.8 million increase in compensation-related expenses due to increased head count, a $0.2 million increase in costs associated with information systems, a $0.6 million increase in land related expenses and a $0.5 million increase in miscellaneous expenses.
Outlook
The housing market continues to be affected by persistent macroeconomic challenges, including elevated mortgage interest rates, affordability constraints, and broader economic uncertainty, including tariffs, inflationary pressures, labor market conditions, recessionary concerns and geopolitical uncertainty. While we remain constructive on the long-term outlook for our business, these market conditions may persist throughout the remainder of the year. In response, we are focused on executing operating strategies designed to mitigate these conditions, including controlling overhead costs, prudently managing land investments and development spending, maintaining pricing discipline, and selectively offering incentives—including mortgage interest rate buydowns—to enhance affordability, support demand, increase order activity, and minimize cancellations.

We believe the long-term fundamentals of the housing market remain supported by favorable demographic trends, continued household formation, and a sustained undersupply of both new and existing homes. In addition, we are optimistic that mortgage interest rates may decline in the future, which may improve affordability and homebuyer demand. However, the timing and extent of any such improvement remain uncertain and will depend on broader economic, political and capital market conditions beyond our control.

We believe we are well positioned to navigate the current operating environment. Although our backlog at the end of the first quarter of 2026 was lower than in the prior year, it remains solid, with an average sales price approximately 2% lower than at the end of the first quarter of 2025. Our strong balance sheet and liquidity position provide financial flexibility to respond to changing market conditions. Nevertheless, continued success will depend on our ability to remain responsive to evolving economic conditions, and there can be no assurance that our current strategies will be sufficient to offset the risks associated with ongoing market uncertainty.

In 2026, as we celebrate our 50th year of delivering high quality communities and homes, we expect to prioritize the following business strategies:

•Employ incentives to promote sales
•Manage inventory home levels to meet homebuyer demand
•Manage land spend and maintain disciplined cost management
•Open new communities aligned with our long‑term growth objectives
•Maintain a strong balance sheet and liquidity levels, and low leverage
•Continue emphasizing product quality, customer service, and premier community locations

During the first three months of 2026, we invested $79.2 million in land acquisitions and $104.4 million in land development compared to $146.0 million and $101.6 million, respectively, during the first three months of 2025. We invested in fewer land acquisitions in the first quarter of 2026 compared to the first quarter of 2025 as a result of the land supply needs of our divisions. We continue to closely review our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land acquisition and development spend accordingly.
We ended the first quarter of 2026 with approximately 50,000 lots under control, which represents an approximately five-year supply of lots based on the past twelve months of homes delivered, including certain lots that we anticipate selling to third parties. This represents a 2% decrease from our approximately 51,100 lots under control at the end of last year’s first quarter.
We opened 22 communities and closed 24 communities in the first quarter of 2026, ending the first quarter with 230 active communities, compared to 226 at the end of last year’s first quarter. Although the timing of opening new communities and closing existing communities is subject to substantial variation, we expect to grow our average community count by approximately 5% in 2026 compared to 2025.

The following table shows, by segment: revenue; cost of sales; selling, general and administrative expense; operating income; and interest (income) expense - net for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenue:
Northern homebuilding	$376,906	$410,377
Southern homebuilding	512,570	534,196
Financial services (a)	31,231	31,520
Total revenue	$920,707	$976,093

Cost of Sales:
Northern homebuilding	$303,451	$319,459
Southern homebuilding	414,665	403,851
Financial services (a)	—	—
Total cost of sales	$718,116	$723,310

General and Administrative Expense:
Northern homebuilding	$9,668	$9,136
Southern homebuilding	18,239	18,808
Financial services (a)	14,507	12,753
Segment general and administrative expense	$42,414	$40,697
Corporate and unallocated general administrative expense	18,772	18,376
Total general and administrative expense	$61,186	$59,073

Selling Expense
Northern homebuilding	$20,864	$21,190
Southern homebuilding	33,775	31,106
Financial services (a)	—	—
Segment selling expense	$54,639	$52,296
Corporate and unallocated selling expense	701	490
Total selling expense:	$55,340	$52,786

Operating income:
Northern homebuilding	$42,923	$60,592
Southern homebuilding	45,891	80,431
Financial services (a)	16,724	18,767
Segment operating income	$105,538	$159,790
Corporate selling, general and administrative expense	(19,473)	(18,866)
Total operating income	$86,065	$140,924

Interest (income) expense - net:
Northern homebuilding	$(10)	$(22)
Southern homebuilding	(194)	(2)
Financial services (a)	2,627	2,661
Segment Interest (income) expense - net	$2,423	$2,637
Corporate Interest (income) expense - net	(5,528)	(7,834)
Total interest (income) expense - net	$(3,105)	$(5,197)

Income before income taxes	$89,170	$146,121
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at March 31, 2026 and December 31, 2025:

	At March 31, 2026
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$23,760	$60,183		$—	$83,943	$—	$83,943
Inventory (a)	1,119,155	2,196,003		—	3,315,158	—	3,315,158
Investments in joint venture arrangements	—	68,357		—	68,357	—	68,357
Other assets	45,880	145,451	(b)	369,719	561,050	759,878	1,320,928
Total assets	$1,188,795	$2,469,994		$369,719	$4,028,508	$759,878	$4,788,386

	At December 31, 2025
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$14,319	$60,226		$—	$74,545	$—	$74,545
Inventory (a)	1,164,647	2,144,748		—	3,309,395	—	3,309,395
Investments in joint venture arrangements	—	106,299		—	106,299	—	106,299
Other assets	35,087	122,223	(b)	375,682	532,992	753,894	1,286,886
Total assets	$1,214,053	$2,433,496		$375,682	$4,023,231	$753,894	$4,777,125
(a)Inventory includes: single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Northern Region
Homes delivered	752	826
New contracts, net	1,026	1,065
Backlog at end of period	1,110	1,375
Average sales price of homes delivered	$497	$494
Average sales price of homes in backlog	$570	$556
Aggregate sales value of homes in backlog	$633,121	$764,630
Housing revenue	$373,605	$408,147
Land sale revenue	$3,301	$2,230
Operating income homes (a)	$42,856	$60,545
Operating income land	$67	$47
Number of average active communities	93	94
Number of active communities, end of period	91	98
Southern Region
Homes delivered	1,162	1,150
New contracts, net	1,324	1,227
Backlog at end of period	1,135	1,472
Average sales price of homes delivered	$435	$463
Average sales price of homes in backlog	$503	$540
Aggregate sales value of homes in backlog	$571,051	$794,621
Housing revenue	$505,005	$531,884
Land sale revenue	$7,565	$2,312
Operating income homes (a)	$43,759	$79,693
Operating income land	$2,132	$738
Number of average active communities	138	129
Number of active communities, end of period	139	128
Total Homebuilding Regions
Homes delivered	1,914	1,976
New contracts, net	2,350	2,292
Backlog at end of period	2,245	2,847
Average sales price of homes delivered	$459	$476
Average sales price of homes in backlog	$536	$548
Aggregate sales value of homes in backlog	$1,204,172	$1,559,251
Housing revenue	$878,610	$940,031
Land sale revenue	$10,866	$4,542
Operating income homes (a)	$86,615	$140,238
Operating income land	$2,199	$785
Number of average active communities	231	223
Number of active communities, end of period	230	226
(a)Includes the effect of total homebuilding general and administrative expense and selling expense for the region as disclosed in the first table set forth in this “Outlook” section.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Financial Services
Number of loans originated	1,579	1,530
Value of loans originated	$633,686	$620,968

Revenue	$31,231	$31,520
Less: General and administrative expenses	14,507	12,753
Less: Interest expense	2,627	2,661
Income before income taxes	$14,097	$16,106

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Northern	6.4%	7.8%
Southern	9.9%	11.7%

Total cancellation rate	8.4%	9.9%

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
Year Over Year Comparison
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Northern Region. During the three months ended March 31, 2026, revenue in our Northern region decreased $33.5 million, from $410.4 million in the first quarter of 2025 to $376.9 million in the first quarter of 2026. This decrease in revenue was primarily the result of a 9% decrease in number of homes delivered, partially offset by a 1% increase in the average sales price of homes delivered. Operating income in our Northern region decreased $17.7 million from $60.6 million in the first quarter of 2025 to $42.9 million during the quarter ended March 31, 2026. This decrease in operating income was the result of a $17.5 million decline in our gross margin and a $0.2 million increase in selling, general and administrative expense. Our gross margin percentage declined 270 basis points to 19.5% from 22.2% in the prior year’s first quarter primarily due to an increase in homebuyer incentives and a $2.1 million increase in lot costs compared to prior year. The average sales price in 2026 reflects a reduction of $8,600 per home when compared to 2025 due to increased homebuyer incentive costs including mortgage interest rate buydowns when compared to 2025.

Selling, general and administrative expense increased $0.2 million, from $30.3 million for the quarter ended March 31, 2025 to $30.5 million for the quarter ended March 31, 2026 and increased 70 basis points as a percentage of revenue to 8.1% in 2026's first quarter from 7.4% in 2025's first quarter. The increase in selling, general and administrative expense was attributable to a $0.5 million increase in general and administrative expense partially offset by a $0.3 million decrease in selling expense. The increase in general and administrative expense was due to a $0.3 million increase related to land expenses and a $0.2 million increase in compensation related expenses. The decrease in selling expense was due to a $0.5 million decrease in sales and realtor commissions produced by the lower number of homes delivered offset in part by a $0.2 million increase in costs associated with our model homes and sales offices, including compensation.
During the three months ended March 31, 2026, we experienced a 4% decrease in new contracts in our Northern region from 1,065 in the first quarter of 2025 to 1,026 in the first quarter of 2026. Homes in backlog decreased 19% from 1,375 homes at March 31, 2025 to 1,110 homes at March 31, 2026 as a result of more inventory homes sold in 2026 first quarter compared to prior year. The average sales price in backlog increased approximately 3% to $570,000 at March 31, 2026 compared to

$556,000 at March 31, 2025 primarily due to the mix of homes being sold. During the three months ended March 31, 2026, we opened eight new communities in our Northern region compared to opening sixteen during 2025's first quarter. Our monthly absorption rate in our Northern region was 3.7 per community in the first quarter of 2026 compared to 3.8 in the first quarter of 2025 due to a decrease in new contracts.
Southern Region. During the three month period ended March 31, 2026, revenue in our Southern region decreased $21.6 million, from $534.2 million in the first quarter of 2025 to $512.6 million in the first quarter of 2026. This 4% decrease in revenue was the result of a 6% decrease in the average sales price of homes delivered ($28,000 per home delivered), offset in part by a 1% increase in the number of homes delivered (12 units) and a $5.3 million increase in land sale revenue. Operating income in our Southern region decreased $34.5 million from $80.4 million in the first quarter of 2025 to $45.9 million in the first quarter of 2026. This decrease in operating income was the result of a $32.4 million decline in our gross margin and a $2.1 million increase in selling, general, and administrative expense. Our gross margin percentage declined 530 basis points from 24.4% in prior year’s first quarter to 19.1% in the first quarter of 2026. The decline in our homebuilding gross margin was primarily due to the decrease in the average sales price of homes delivered and a $4.2 million increase in lot costs. Increased homebuyer incentive costs, including mortgage interest rate buydowns, decreased the average sales price of homes delivered by $6,200 per home when compared to 2025.
Selling, general and administrative expense increased $2.1 million from $49.9 million in the first quarter of 2025 to $52.0 million in the first quarter of 2026 and increased 80 basis point~~s~~ as a percentage of revenue to 10.1% in the first quarter of 2026 from 9.3% in the first quarter of 2025. Selling expense increased $2.7 million due to a $1.5 million increase in realtor and sales commissions and a $1.2 million increase in costs related to our sales office, including compensation and advertising. General and administrative expense decreased $0.6 million due to a reduction in compensation-related expenses.
During the three months ended March 31, 2026, our new contracts in our Southern region increased from 1,227 in the first quarter of 2025 to 1,324 in the first quarter of 2026, which was primarily due to new communities. Homes in backlog decreased by 23% from 1,472 homes at March 31, 2025 to 1,135 homes at March 31, 2026, primarily as a result of weakened demand and a shift in demand to inventory homes which offer incentives compared to last year. Average sales price in backlog decreased to $503,000 at March 31, 2026 from $540,000 at March 31, 2025 primarily due to the mix of homes being sold. During the three months ended March 31, 2026, we opened 14 new communities in our Southern region compared to opening 11 communities during 2025's first quarter. Our monthly absorption rate in our Southern region remained at 3.2 per community in the first quarter of 2026 from the first quarter of 2025.
Financial Services. Revenue from our mortgage and title operations decreased 1% to $31.2 million in the first quarter of 2026 from $31.5 million in the first quarter of 2025 due to lower margins on loans sold and a decrease in the average loan amount from $406,000 in the quarter ended March 31, 2025 to $401,000 in the quarter ended March 31, 2026, partially offset by higher capture rate during the period compared to prior year’s first quarter and a 3% increase in the number of loan originations from 1,530 in 2025's first quarter to 1,579 in the first quarter of 2026.
Our financial services segment experienced a $2.0 million decrease in operating income in the first quarter of 2026 compared to 2025's first quarter, which was primarily due a $1.7 million increase in general and administrative expense, which was primarily the result of an increase in compensation-related expenses, and the decrease in revenue compared to the first quarter of 2025 described above.
At March 31, 2026, M/I Financial provided financing services in all of our markets. Approximately 96% of our homes delivered during the first quarter of 2026 were financed through M/I Financial, compared to approximately 92% in the first quarter of 2025. Capture rate is influenced by financing availability and competition in the mortgage market and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $0.6 million from $18.9 million for the first quarter of 2025 to $19.5 million for the first quarter of 2026. This increase resulted from a $0.3 million increase in advertising expenses and a $0.6 million increase in miscellaneous expenses offset in part by a $0.3 million decrease in compensation-related expenses.
Interest Income, net of Interest Expense. The Company earned $3.1 million of interest income - net for the three months ended March 31, 2026 compared to $5.2 million for the three months ended March 31, 2025. This decrease was primarily due to a lower average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 23.9% for both the three months ended March 31, 2026 and the three months ended March 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At March 31, 2026, we had $767.4 million of cash, cash equivalents and restricted cash (all of which was comprised of unrestricted cash and cash equivalents), which represents a $78.2 million increase in unrestricted cash and cash equivalents from December 31, 2025. This increase in cash was primarily due to the timing of land spend, lower inventory investment and the proceeds from mortgage loan sales exceeding originations, partially offset by a decline in home deliveries compared to prior year. Our principal uses of cash for the three months ended March 31, 2026 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, debt service requirements, including the repayment of amounts outstanding under our credit facilities, and the repurchase of $50.1 million of our outstanding common shares under our share repurchase program. In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans, the sale of mortgage servicing rights, excess cash balances, borrowings under our MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility (as defined below), and other sources of liquidity.
The Company is a party to three primary credit agreements: (1) a $900 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries; (2) a $200 million mortgage repurchase agreement, dated October 24, 2023, as amended most recently on April 16, 2026 (the “MIF Mortgage Repurchase Facility”), with M/I Financial as borrower; and (3) an uncommitted $100 million mortgage repurchase agreement dated October 21, 2025 (the “MIF Master Repurchase Facility”),with M/I Financial as borrower.

As of March 31, 2026, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities in an aggregate principal amount of $960.2 million, with $260.2 million payable within 12 months. Future interest payments associated with these notes payable totaled $87.2 million as of March 31, 2026, with $31.9 million payable within 12 months.
As of March 31, 2026, there were no borrowings outstanding and $88.1 million of letters of credit outstanding under our Credit Facility, leaving $811.9 million available. We expect to continue to manage our balance sheet and liquidity carefully during the remainder of 2026 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in 2026 from cash receipts, excess cash balances and availability under our credit facilities.
During the first quarter of 2026, we delivered 1,914 homes, started 2,031 homes, ended the quarter with approximately 4,600 homes under construction compared to approximately 4,800 at the end of last year’s first quarter, and spent $79.2 million on land purchases and $104.4 million on land development.

We are actively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of March 31, 2026, we had a total of 25,785 lots under contract, with an aggregate purchase price of approximately $1.70 billion, to be acquired during the remainder of 2026 through 2031.
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
Operating Cash Flow Activities. During the three-month period ended March 31, 2026, we generated $135.7 million of cash from operating activities, compared to $64.9 million during the first quarter of 2025. The cash provided by operating activities in the first quarter of 2026 was primarily a result of net income of $67.8 million, a $29.8 million increase in accounts payable, customer deposits and other liabilities, proceeds from the sale of mortgage loans exceeding mortgage loan originations by $43.8 million, a $41.8 million decrease in inventory, a decrease in other assets of $12.5 million, offset, in part, by a $44.2 million decrease in accrued compensation. The cash provided by operating activities during the first quarter of 2025 was primarily a result of net income of $111.2 million, a $72.4 million increase in accounts payable, customer deposits and other liabilities, and proceeds from the sale of mortgage loans exceeding mortgage loan originations by $50.5 million, offset, in part, by a $107.3 million increase in inventory, a $12.5 million increase in other assets and a $48.9 million decrease in accrued compensation.

Investing Cash Flow Activities. During the first quarter of 2026, we generated $5.1 million of cash in investing activities, compared to using $2.9 million of cash in investing activities during the first quarter of 2025. The cash provided by investing activities in the first quarter of 2026 was primarily a result of $9.1 million of proceeds from the sale of a portion of our mortgage servicing rights, offset, in part, by a $3.8 million contribution in our investment in joint venture arrangements and a $0.2 million increase in property and equipment. The cash used in investing activities during the first quarter of 2025 was primarily a result of a $8.3 million increase in our investment in joint venture arrangements and a $1.3 million increase in property and equipment, offset, in part, by $6.7 million of proceeds from the sale of a portion of our mortgage servicing rights.

Financing Cash Flow Activities. During the three months ended March 31, 2026, we used $62.6 million of cash in financing activities, compared to using $107.2 million of cash in financing activities during the first three months of 2025. The cash used in financing activities in 2026 was primarily due to the repurchase of $50.1 million of our outstanding common shares during the first quarter of 2026, and repayments (net of borrowings) under our MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility of $16.7 million offset partially by $4.1 million in proceeds from the exercise of stock options during the first quarter of 2026. The cash used in financing activities in 2025 was primarily due to the repurchase of $50.1 million of our outstanding common shares during the first quarter of 2025, and repayments (net of borrowings) under our MIF Mortgage Repurchase Facility of $58.2 million offset partially by $1.1 million in proceeds from the exercise of stock options during the first quarter of 2025.

On November 12, 2025, the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company may purchase up to $250 million of its outstanding common shares (the “Second 2025 Share Repurchase Program”), which replaced the Company’s previous share repurchase program. During the first quarter of 2026, the Company repurchased 0.4 million outstanding common shares for an aggregate purchase price of $50.1 million under the Second 2025 Share Repurchase Program which was funded with cash on hand. As of March 31, 2026, the Company was authorized to repurchase an additional $170.4 million of outstanding common shares under the Second 2025 Share Repurchase Program (see Note 12 to our financial statements for more information).
Based on current market conditions, expected capital needs and availability, and the current market price of the Company’s common shares, we expect to continue repurchasing common shares during the remainder of 2026. The timing and amount of any future purchases under the Second 2025 Share Repurchase Program will be based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements.

At both March 31, 2026 and December 31, 2025, our ratio of homebuilding debt to capital was 18%, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes and our 2028 Senior Notes) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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

Included in the table below is a summary of our available sources of cash from the Credit Facility and the MIF Mortgage Repurchase Facility as of March 31, 2026:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$811,868
Notes payable – financial services (b)	(b)	$260,201	$870
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $2.42 billion of availability for additional senior debt at March 31, 2026. As a result, the full $900 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $88.1 million of letters of credit outstanding at March 31, 2026, leaving $811.9 million available. The Credit Facility has an expiration date of September 18, 2030.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Repurchase Facility, which may be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of the MIF Mortgage Repurchase Facility as of March 31, 2026, which is $200 million. The MIF Mortgage Repurchase Facility has an expiration of October 20, 2026. In addition, the MIF Master Repurchase Facility provides an uncommitted maximum borrowing availability of $100 million to expire on October 20, 2026 .
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

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $250 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $2.20 billion at March 31, 2026 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).

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
As of March 31, 2026, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of March 31, 2026:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$2,201.2	$3,080.0
Leverage Ratio	≤	0.60	0.01
Interest Coverage Ratio	≥	1.5 to 1.0	17.07 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$924.0	$9.5

Notes Payable - Financial Services.

MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provides for a maximum borrowing availability of $200 million and expires on October 20, 2026.

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

As of March 31, 2026, there was approximately $165.3 million outstanding under the MIF Mortgage Repurchase Facility and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Repurchase Facility, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of March 31, 2026:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	12.0 to 1.0	6.74 to 1.0
Liquidity	≥	$10.0	$71.7
Adjusted Net Income	>	$0.0	$47.6
Tangible Net Worth	≥	$25.0	$45.6
MIF Master Repurchase Facility. The MIF Master Repurchase Facility provides for an uncommitted maximum borrowing availability of $100 million and expires on October 20, 2026 or upon agent demand with a 30 day notice. The MIF Master Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. As of March 31, 2026, there was approximately $94.9 million outstanding under the MIF Master Repurchase Agreement. M/I Financial pays interest on each advance under the MIF Master Repurchase Facility at a per annum rate based on Daily Simple SOFR plus a margin as defined in the MIF Master Repurchase Facility. The MIF Master Repurchase Facility contains the same financial covenants as the MIF Mortgage Repurchase Facility and, as of March 31, 2026, M/I Financial was in compliance with all such covenants.
Senior Notes.
3.95% Senior Notes. On August 23, 2021, the Company issued $300 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of March 31, 2026, the Company was in compliance with all terms, conditions, and covenants under the indenture.

4.95% Senior Notes. On January 22, 2020, the Company issued $400 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of March 31, 2026, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 8 to our financial statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.

Supplemental Financial Information.
As of March 31, 2026, M/I Homes, Inc. had $300 million aggregate principal amount of its 2030 Senior Notes and $400 million aggregate principal amount of its 2028 Senior Notes outstanding.
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

Summarized Balance Sheet Data

(In thousands)	As of March 31, 2026	As of December 31, 2025
Assets:
Cash	$691,755	$648,844
Investment in joint venture arrangements	$59,194	$99,891
Amounts due from Non-Guarantor Subsidiaries	$38,536	$37,529
Total assets	$4,407,626	$4,388,098

Liabilities and Shareholders’ Equity:
Total liabilities	$1,271,249	$1,267,890
Shareholders’ equity	$3,136,377	$3,120,208

Summarized Statement of Income Data

Three Months Ended
(In thousands)	March 31, 2026
Revenues	$889,476
Land and housing costs	$718,116
Selling, general and administrative expense	$101,539
Income before income taxes	$75,553
Net income	$56,978

Weighted Average Borrowings. For the three months ended March 31, 2026 and 2025, our weighted average borrowings outstanding were $726.7 million and $726.8 million, respectively, with a weighted average interest rate of 5.41% and 5.29%, respectively. The increase in weighted average interest rate is primarily due to the amendments to the Credit Facility implemented in the third quarter of 2025.
At both March 31, 2026 and December 31, 2025, we had no borrowings outstanding under the Credit Facility. To the extent we elect to borrow under the Credit Facility during the remainder of 2026, the actual amount borrowed and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the Second 2025 Share Repurchase Program and any other extraordinary events or transactions. The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $88.1 million of letters of credit issued and outstanding under the Credit Facility at March 31, 2026. During the three months ended March 31, 2026, the average daily amount of letters of credit outstanding under the Credit Facility was $88.5 million and the maximum amount of letters of credit outstanding under the Credit Facility was $93.2 million.

At March 31, 2026, M/I Financial had $165.3 million outstanding under the MIF Mortgage Repurchase Facility. During the three months ended March 31, 2026, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $16.3 million and the maximum amount outstanding was $198.2 million, which occurred during January. At March 31, 2026, M/I Financial also had $94.9 million outstanding under the MIF Master Repurchase Facility. During the three months ended March 31, 2026 average daily amount outstanding under our then-outstanding MIF Master Repurchase Facility was $10.4 million and the maximum amount outstanding was $94.9 million, which occurred during March.
INTEREST RATES AND INFLATION

Our business is significantly affected by general economic conditions within the United States and, particularly, by the impacts of interest rates and inflation. These macroeconomic trends have pressured housing affordability, negatively impacted homebuyer sentiment and increased the costs of financing land development activities and housing construction.
The annual rate of inflation in the United States was 3.3% in March 2026, as measured by the Consumer Price Index, up from the prior quarter and from 2.4% in March 2025. However, continued increases in inflation rates could impact our costs, reduce our gross margins, reduce the purchasing power of potential homebuyers, and negatively impact their ability and desire to buy a home.
Elevated mortgage interest rates have also made it more difficult for homebuyers to qualify for mortgages or obtain financing on terms that are acceptable to them. Although mortgage interest rates reached a three-year low during the first quarter, they began to rise in March and remain unpredictable. We plan to continue to address these elevated rates in 2026 by offering mortgage interest rate buydowns to potential homebuyers. We believe that offering mortgage interest rate buydown incentives may cause otherwise hesitant potential homebuyers to decide to enter the homebuying market due to the improved affordability of obtaining a mortgage, and we believe we are well prepared to address increased demand in our markets with our current land position and open communities.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Repurchase Facility and the MIF Master Repurchase Facility, which permitted borrowings of up to $1.2 billion as of March 31, 2026, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2026	2025
Whole loan contracts and related committed IRLCs	$6,601	$—
Uncommitted IRLCs	570,882	300,595
FMBSs related to uncommitted IRLCs	581,000	335,000
Whole loan contracts and related mortgage loans held for sale	23,291	15,044
FMBSs related to mortgage loans held for sale	235,000	290,000
Mortgage loans held for sale covered by FMBSs	248,198	302,790

The table below shows the measurement of assets and liabilities at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2026	2025
Mortgage loans held for sale	$261,807	$309,100
Forward sales of mortgage-backed securities	7,276	(635)
Interest rate lock commitments	2,001	3,661
Whole loan contracts	(1,696)	(817)
Total	$269,388	$311,309

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Description (in thousands)	2026	2025
Mortgage loans held for sale	$(3,506)	$5,544
Forward sales of mortgage-backed securities	7,911	(5,443)
Interest rate lock commitments	(1,501)	3,217
Whole loan contracts	(1,038)	(590)
Total gain (loss) recognized	$1,866	$2,728

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of March 31, 2026. Because the MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at March 31, 2026. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total	3/31/2026
ASSETS:
Mortgage loans held for sale:
Fixed rate	$267,223	—	—	—	—	—	$267,223	$261,807
Weighted average interest rate	5.11%	—	—	—	—	—	5.11%

LIABILITIES:
Long-term debt — fixed rate	—	—	$400,000	—	$300,000	—	$700,000	$673,250
Weighted average interest rate	—	—	2.83%	—	1.69%	—	4.52%
Short-term debt — variable rate	$260,201	—	—	—	—	—	$260,201	$260,201
Weighted average interest rate	5.42%	—	—	—	—	—	5.42%

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s legal proceedings are discussed in Note 6 to the Company’s Consolidated Financial Statements.

Item 1A. Risk Factors

Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, or in our other filings with the SEC, including Part I, Item 1A of our 2025 Form 10-K. There have been no material changes to the risk factors disclosed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities - None.
(b) Use of Proceeds - Not Applicable.
(c) Purchases of Equity Securities

Common shares purchased during the three months ended March 31, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

January 1, 2026 - January 31, 2026	—	$—	—	$220,417,473
February 1, 2026 - February 28, 2026	172,910	$141.50	172,910	$195,950,484
March 1, 2026 - March 31, 2026	186,090	$137.56	186,090	$170,351,934

Quarter ended March 31, 2026	359,000	$139.46	359,000	$170,351,934
(1)    On November 12, 2025, the Company announced that its Board of Directors authorized the Second 2025 Share Repurchase Program. Under the Second 2025 Share Repurchase Program, the Company may purchase up to $250 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The Second 2025 Share Repurchase Program does not have an expiration date and may be modified, suspended or discontinued at any time. See Note 12 to our Condensed Consolidated Financial Statements for additional information.

See Note 8 to our Condensed Consolidated Financial Statements above for more information regarding the limit imposed by the indenture governing our 2028 Senior Notes on our ability to pay dividends on, and repurchase, our common shares and any preferred shares of the Company then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture.

The timing, amount and other terms and conditions of any future repurchases under the Second 2025 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements. See Note 12 to the Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” section above for more information regarding the Second 2025 Share Repurchase Program.
Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1	Amendment No. 5 to Master Repurchase Agreement between M/I Financial, LLC and JPMorgan Chase Bank, N.A., dated April 16, 2026 (Filed herewith.)

22	List of Subsidiary Guarantors. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	April 24, 2026	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 24, 2026	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)