Form 10-Q
period 2026-06-30
M/I HOMES, INC.
filed 2026-07-31
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
Common shares, par value $.01 per common share: 25,283,031 shares outstanding as of July 29, 2026.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par values)	June 30, 2026	December 31, 2025

ASSETS:
Cash, cash equivalents and restricted cash	$735,941	$689,189
Mortgage loans held for sale	258,965	309,100
Inventory	3,505,298	3,383,941
Property and equipment - net	34,446	34,342
Investment in joint venture arrangements	62,018	106,299
Operating lease right-of-use assets	51,929	54,976
Deferred income tax asset	4,508	4,508
Goodwill	16,400	16,400
Other assets	186,538	178,370
TOTAL ASSETS	$4,856,043	$4,777,125

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$244,494	$181,189
Customer deposits	66,458	50,841
Operating lease liabilities	53,732	56,675
Other liabilities	277,109	308,535
Community development district obligations	17,446	10,209
Obligation for consolidated inventory not owned	20,079	30,330
Notes payable bank - financial services operations	252,366	276,856
Senior notes due 2028 - net	398,814	398,427
Senior notes due 2030 - net	298,125	297,873
TOTAL LIABILITIES	$1,628,623	$1,610,935

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both June 30, 2026 and December 31, 2025; issued 30,137,141 shares at both June 30, 2026 and December 31, 2025	$301	$301
Additional paid-in capital	336,177	344,118
Retained earnings	3,414,914	3,268,014
Treasury shares - at cost - 4,899,455 and 4,374,432 shares at June 30, 2026 and December 31, 2025, respectively	(523,972)	(446,243)
TOTAL SHAREHOLDERS’ EQUITY	$3,227,420	$3,166,190
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,856,043	$4,777,125

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per common share amounts)	2026	2025	2026	2025

Revenue	$1,063,258	$1,162,592	$1,983,965	$2,138,685
Costs and expenses:
Land and housing	$823,559	$875,973	$1,541,675	$1,599,283
Inventory charges	4,200	—	4,200	—
General and administrative	70,198	67,247	131,384	126,320
Selling	64,023	63,655	119,363	116,441
Interest income, net of interest expense	(3,286)	(4,377)	(6,391)	(9,574)
Total costs and expenses	$958,694	$1,002,498	$1,790,231	$1,832,470

Income before income taxes	104,564	160,094	193,734	306,215

Provision for income taxes	25,496	38,851	46,834	73,735

Net income	$79,068	$121,243	$146,900	$232,480
Earnings per common share:
Basic	$3.08	$4.52	$5.69	$8.59
Diluted	$3.02	$4.42	$5.57	$8.40

Weighted average shares outstanding:
Basic	25,667	26,836	25,836	27,074
Diluted	26,193	27,406	26,376	27,673

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Months Ended June 30, 2026

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at March 31, 2026	25,590,109	$301	$333,362	$3,335,846	$(477,177)	$3,192,332
Net income	—	—	—	79,068	—	79,068
Repurchases of common shares	(383,000)	—	—	—	(50,050)	(50,050)
Stock options exercised	28,300	—	(1,537)	—	3,014	1,477
Stock-based compensation expense	—	—	4,561	—	—	4,561
Deferral of executive and director compensation	—	—	32	—	—	32
Executive and director deferred compensation distributions	2,277	—	(241)	—	241	—
Balance at June 30, 2026	25,237,686	$301	$336,177	$3,414,914	$(523,972)	$3,227,420

	Six Months Ended June 30, 2026

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2025	25,762,709	$301	$344,118	$3,268,014	$(446,243)	$3,166,190
Net income	—	—	—	146,900	—	146,900
Stock options exercised	117,300	—	(6,569)	—	12,145	5,576
Stock-based compensation expense	—	—	8,746	—	—	8,746
Repurchase of common shares	(742,000)	—	—	—	(100,116)	(100,116)
Deferral of executive and director compensation	—	—	124	—	—	124
Executive and director deferred compensation distributions	99,677	—	(10,242)	—	10,242	—
Balance at June 30, 2026	25,237,686	$301	$336,177	$3,414,914	$(523,972)	$3,227,420

	Three Months Ended June 30, 2025
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at March 31, 2025	26,772,622	$301	$342,367	$2,976,310	$(312,644)	$3,006,334
Net income	—	—	—	121,243	—	121,243
Stock options exercised	16,000	—	(738)	—	1,496	758
Repurchase of common shares	(460,000)	—	—	—	(50,144)	(50,144)
Stock-based compensation expense	—	—	3,916	—	—	3,916
Deferral of executive and director compensation	—	—	29	—	—	29
Executive and director deferred compensation distributions	11,164	—	(1,038)	—	1,038	—
Balance at June 30, 2025	26,339,786	$301	$344,536	$3,097,553	$(360,254)	$3,082,136

	Six Months Ended June 30, 2025

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2024	27,063,023	$301	$348,705	$2,865,073	$(274,402)	$2,939,677
Net income	—	—	—	232,480	—	232,480
Stock options exercised	40,000	—	(1,791)	—	3,655	1,864
Stock-based compensation expense	—	—	8,116	—	—	8,116
Repurchase of common shares	(882,000)	—	—	—	(100,199)	(100,199)
Deferral of executive and director compensation	—	—	198	—	—	198
Executive and director deferred compensation distributions	118,763	—	(10,692)	—	10,692	—
Balance at June 30, 2025	26,339,786	$301	$344,536	$3,097,553	$(360,254)	$3,082,136
See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025

OPERATING ACTIVITIES:
Net income	$146,900	$232,480
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Inventory charges	4,200	—
Mortgage loan originations	(1,370,096)	(1,371,660)
Proceeds from the sale of mortgage loans	1,417,313	1,379,785
Fair value adjustment of mortgage loans held for sale	2,918	(5,452)
Capitalization of originated mortgage servicing rights	(3,234)	(2,783)
Amortization of mortgage servicing rights	458	485
Depreciation	8,431	7,534
Amortization of debt issue costs	1,698	1,662
Gain on sale of mortgage servicing rights	(1,597)	(1,718)
Stock-based compensation expense	8,746	8,116
Excess tax benefits on equity compensation	(1,223)	(1,091)
Change in assets and liabilities:
Inventory	(76,043)	(183,582)
Other assets	(11,584)	(22,001)
Accounts payable	63,305	53,897
Customer deposits	15,617	2,833
Accrued compensation	(33,143)	(35,789)
Other liabilities	(129)	39,926
Net cash provided by operating activities	172,537	102,642

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,527)	(3,948)
Investment in joint venture arrangements	(10,303)	(18,360)
Proceeds from sale of mortgage servicing rights	9,075	7,062
Net cash used in investing activities	(6,755)	(15,246)

FINANCING ACTIVITIES:
Net proceeds from (repayments of) bank borrowings - financial services operations	(24,490)	(10,233)
Repurchase of common shares	(100,116)	(100,199)
Proceeds from exercise of stock options	5,576	1,864
Net cash used in financing activities	(119,030)	(108,568)
Net increase (decrease) in cash, cash equivalents and restricted cash	46,752	(21,172)
Cash, cash equivalents and restricted cash balance at beginning of period	689,189	821,570
Cash, cash equivalents and restricted cash balance at end of period	$735,941	$800,398

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$434	$(822)
Income taxes	$24,195	$64,691

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$7,237	$(2,972)
Consolidated inventory not owned	$(10,251)	$777
Distribution of single-family lots from joint venture arrangements	$54,834	$16,223

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

Significant Accounting Policies

There have been no significant changes to our significant accounting policies during the quarter ended June 30, 2026 as compared to those disclosed in our 2025 Form 10-K.

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
A summary of the Company’s inventory as of June 30, 2026 and December 31, 2025 is as follows:

(In thousands)	June 30, 2026	December 31, 2025
Single-family lots, land and land development costs	$1,850,007	$1,881,158
Land held for sale	40,887	13,599
Homes under construction	1,387,441	1,282,608
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2026 - $15,615; December 31, 2025 - $14,073)	106,483	91,492
Community development district infrastructure	17,446	10,209
Land purchase deposits	82,955	74,545
Consolidated inventory not owned	20,079	30,330
Total inventory	$3,505,298	$3,383,941

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of June 30, 2026 and December 31, 2025, we had 2,839 homes (with a carrying value of $600.7 million) and 2,779 homes (with a carrying value of $680.6 million), respectively, included in homes under construction that were not subject to a sales contract. Homes under construction may fluctuate from period to period due to the Company’s inventory home management strategies and changes in market conditions.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability at the time of closing and the transfer of the property. The Company recorded a $17.4 million liability and a $10.2 million liability related to these CDD bond obligations as of June 30, 2026 and December 31, 2025, respectively, along with the related inventory infrastructure.

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

Capitalized Interest
The Company capitalizes interest during land development and home construction. Capitalized interest is charged to land and housing costs and expenses as the related inventory is delivered to a third party.  A summary of capitalized interest for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Capitalized interest, beginning of period	$44,049	$38,022	$41,799	$35,953
Interest capitalized to inventory	9,155	8,947	18,099	17,917
Capitalized interest charged to land and housing costs and expenses	(7,952)	(8,227)	(14,646)	(15,128)
Capitalized interest, end of period	$45,252	$38,742	$45,252	$38,742

Interest incurred - net	$5,869	$4,570	$11,708	$8,343
NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of June 30, 2026 and December 31, 2025, our investment in such joint venture arrangements totaled $62.0 million and $106.3 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $44.3 million decrease during the six-month period ended June 30, 2026 was driven primarily by lot distributions from our joint venture arrangements of $54.8 million, partially offset by our cash contributions to our joint venture arrangements of $10.3 million and net income from our joint ventures of $0.2 million.
The majority of our investment in joint venture arrangements for both June 30, 2026 and December 31, 2025 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of June 30, 2026 and December 31, 2025, the Company had $52.9 million and $99.9 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of June 30, 2026 and December 31, 2025, the Company had $9.1 million and $6.4 million of equity invested in LLCs, respectively. The Company’s percentage of ownership in these LLCs as of both June 30, 2026 and December 31, 2025 ranged from 25% to 50%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. There were no losses or income from the Company’s LLCs during the three and six months ended June 30, 2026 or the three and six months ended June 30, 2025. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of June 30, 2026 was the amount invested of $62.0 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the 2025 Form 10-K. If we are deemed to be the primary beneficiary of a VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both June 30, 2026 and December 31, 2025, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation. Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of our mortgage servicing rights were $4.7 million at June 30, 2026. At December 31, 2025, both the carrying value and fair value of our mortgage servicing rights were $10.4 million.
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
The table below shows the notional amounts of our financial instruments at June 30, 2026 and December 31, 2025:

Description of Financial Instrument (in thousands)	June 30, 2026	December 31, 2025
Whole loan contracts and related committed IRLCs	$434	$—
Uncommitted IRLCs	644,526	300,595
FMBSs related to uncommitted IRLCs	697,000	335,000
Whole loan contracts and related mortgage loans held for sale	12,231	15,044
FMBSs related to mortgage loans held for sale	270,000	290,000
Mortgage loans held for sale covered by FMBSs	256,787	302,790

The following table sets forth the amount of (loss) gain recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2026	2025	2026	2025
Mortgage loans held for sale	$588	$5,544	$(2,918)	$5,452
Forward sales of mortgage-backed securities	(5,378)	(3,701)	2,533	(9,144)
Interest rate lock commitments	244	1,404	(1,257)	4,621
Whole loan contracts	1,148	1,235	110	644
Total gain (loss) recognized	$(3,398)	$4,482	$(1,532)	$1,573

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	June 30, 2026		June 30, 2026
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$1,898	Other liabilities	$—
Interest rate lock commitments	Other assets	2,841	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	1,143
Total fair value measurements		$4,739		$1,143

	Asset Derivatives		Liability Derivatives
	December 31, 2025		December 31, 2025
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$635
Interest rate lock commitments	Other assets	3,661	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	817
Total fair value measurements		$3,661		$1,452
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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and six months ended June 30, 2026, the Company recorded $4.2 million of inventory charges.
Investment in Unconsolidated Joint Ventures. We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the 2025 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and six months ended June 30, 2026 and 2025, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2026 and December 31, 2025. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		June 30, 2026		December 31, 2025
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$735,941	$735,941	$689,189	$689,189
Mortgage loans held for sale	Level 2	258,965	258,965	309,100	309,100
Interest rate lock commitments	Level 2	2,841	2,841	3,661	3,661
Forward sales of mortgage-backed securities	Level 2	1,898	1,898	—	—
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	—	—
Notes payable - financial services operations	Level 2	252,366	252,366	276,856	276,856
Senior notes due 2028 (a)	Level 2	400,000	397,500	400,000	398,000
Senior notes due 2030 (a)	Level 2	300,000	284,625	300,000	287,625
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	1,143	1,143	817	817
Forward sales of mortgage-backed securities	Level 2	—	—	635	635
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at June 30, 2026 and December 31, 2025:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole Loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2028 and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at June 30, 2026 and December 31, 2025. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended June 30, 2026 under the Company’s $900 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the secured overnight financing rate (“SOFR”) plus a margin of 150 basis points, and thus the carrying amount is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial is a party to a $200 million mortgage repurchase agreement, dated October 24, 2023, as amended most recently in April 2026 (the “MIF Mortgage Repurchase Facility”), and an uncommitted $100 million mortgage repurchase agreement dated October 21, 2025 (the “MIF Master Repurchase Facility”). The interest rate available to M/I Financial under these credit facilities during the quarter ended June 30, 2026 fluctuated with SOFR, and thus the carrying amount is a reasonable estimate of fair value. See Note 8 to our Unaudited Consolidated Financial Statements for additional information regarding the MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility.
NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $722.1 million and $687.6 million were covered under these guarantees as of June 30, 2026 and December 31, 2025, respectively. The increase in loans covered by these guarantees from December 31, 2025 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at June 30, 2026, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $5.1 million and $3.6 million at June 30, 2026 and December 31, 2025, respectively.
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
The Company recorded a liability relating to the guarantees described above totaling $1.4 million and $1.0 million at June 30, 2026 and December 31, 2025, respectively which is management’s best estimate of the Company’s liability with respect to such guarantees.
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

A summary of warranty activity for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Warranty reserves, beginning of period	$39,264	$35,043	$43,958	$36,219
Warranty expense on homes delivered during the period	5,773	6,288	10,774	11,549
Changes in estimates for pre-existing warranties	1,113	45	737	(54)
Charges related to unusual warranty claims(a)	3,994	—	5,494	—
Settlements made during the period	(12,623)	(6,144)	(23,442)	(12,482)
Warranty reserves, end of period (a)	$37,521	$35,232	$37,521	$35,232
(a) At June 30, 2026, the Company had a remaining accrual of $3.4 million related to previously disclosed warranty claims for two communities in Florida, primarily due to attic ventilation issues.

Performance Bonds and Letters of Credit

At June 30, 2026, the Company had outstanding approximately $515.3 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through May, 2031. Included in this total are: (1) $428.1 million of performance and maintenance bonds and $71.1 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $11.4 million of financial letters of credit, of which $11.0 million represent deposits on land and lot purchase agreements; and (3) $4.7 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At June 30, 2026, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $1.7 billion. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters
The Company and certain of its subsidiaries have been named as defendants in certain legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At June 30, 2026 and December 31, 2025, the Company had $0.9 million and $1.4 million, respectively, reserved for legal expenses.
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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis via a quantitative test during the fourth quarter of 2025, and there was no impairment recorded at December 31, 2025. At June 30, 2026, no indicators for impairment existed and therefore no impairment was recorded. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen or other events occur that could impact the fair value of the reporting unit.

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

The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $2.49 billion of availability for additional senior debt at June 30, 2026. As a result, the full $900 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. The Credit Facility also includes a $250 million sub-facility for letters of credit. At June 30, 2026, there were no borrowings outstanding and $82.5 million of letters of credit outstanding, leaving a net remaining borrowing availability of $817.5 million.
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
The MIF Master Repurchase Facility provides an uncommitted maximum borrowing availability of $100 million and expires on October 20, 2026. The MIF Master Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Master Repurchase Facility at a per annum rate based on Daily Simple SOFR plus a margin as defined in the MIF Master Repurchase Facility. The MIF Master Repurchase Facility also contains the same financial covenants as MIF Mortgage Repurchase Facility. At June 30, 2026, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility.
At both June 30, 2026 and December 31, 2025, M/I Financial’s total combined maximum borrowing availability under the MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility was $300 million. At June 30, 2026 and December 31, 2025, M/I Financial had $252.4 million and $276.9 million, respectively, in aggregate borrowings outstanding under the MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility.
Senior Notes
As of both June 30, 2026 and December 31, 2025, we had $300.0 million of our 2030 Senior Notes outstanding. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year, and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a

“make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As of both June 30, 2026 and December 31, 2025, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes prior to maturity at a stated redemption price (100.000% of the principal amount outstanding), together with accrued and unpaid interest thereon.
The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of June 30, 2026, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of June 30, 2026, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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
The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $846.6 million at June 30, 2026 and $884.2 million at December 31, 2025. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our Board of Directors (see Note 12 to our financial statements for more information).

NOTE 9. Earnings Per Common Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per common share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per common share amounts)	2026	2025	2026	2025
NUMERATOR
Net income	$79,068	$121,243	$146,900	$232,480
DENOMINATOR
Basic weighted average shares outstanding	25,667	26,836	25,836	27,074
Dilutive securities	526	570	540	599
Diluted weighted average shares outstanding	26,193	27,406	26,376	27,673
Earnings per common share:
Basic	$3.08	$4.52	$5.69	$8.59
Diluted	$3.02	$4.42	$5.57	$8.40
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	—	—	—	—
NOTE 10. Income Taxes
During the three months ended June 30, 2026 and 2025, the Company recorded a tax provision of $25.5 million and $38.9 million, respectively, which reflects income tax expense related to income before income taxes for the periods. The effective tax rate for the three months ended June 30, 2026 and 2025 was 24.4% and 24.3%, respectively.
During the six months ended June 30, 2026 and 2025, the Company recorded a tax provision of $46.8 million and $73.7 million, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025 was 24.2% and 24.1%, respectively.
The increase in the effective rate from the three and six months ended June 30, 2025 was primarily attributable to a $0.4 million and $1.0 million decrease in federal tax credits in 2026, respectively. This decrease in tax benefit resulted from The One Big Beautiful Bill Act (the “Act”), enacted on July 4, 2025, which terminated the availability of this benefit on June 30, 2026.

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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment: revenue; cost of sales; selling, general and administrative expense; operating income; interest (income) expense; and income before income taxes for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenue:
Northern homebuilding	$452,640	$488,250	$829,546	$898,627
Southern homebuilding	578,282	642,892	1,090,852	1,177,088
Financial services (a)	32,336	31,450	63,567	62,970
Total revenue	$1,063,258	$1,162,592	$1,983,965	$2,138,685

Cost of Sales:
Northern homebuilding	$356,896	$376,979	$660,347	$696,438
Southern homebuilding	470,863	498,994	885,528	902,845
Financial services (a)	—	—	—	—
Total cost of sales (b)	$827,759	$875,973	$1,545,875	$1,599,283

General and administrative expense:
Northern homebuilding	$11,733	$10,823	$21,401	$19,959
Southern homebuilding	20,154	21,004	38,393	39,812
Financial services (a)	15,310	13,908	29,817	26,661
Segment general and administrative expense	$47,197	$45,735	$89,611	$86,432
Corporate and unallocated general and administrative expense	23,001	21,512	41,773	39,888
Total general and administrative expense	$70,198	$67,247	$131,384	$126,320

Selling expense:
Northern homebuilding	$25,856	$24,434	$46,720	$45,624
Southern homebuilding	37,353	38,594	71,128	69,700
Financial services (a)	—	—	—	—
Segment selling expense	$63,209	$63,028	$117,848	$115,324
Corporate and unallocated selling expense	814	627	1,515	1,117
Total selling expense	$64,023	$63,655	$119,363	$116,441

Operating income:
Northern homebuilding	$58,155	$76,014	$101,078	$136,606
Southern homebuilding	49,912	84,300	95,803	164,731
Financial services (a)	17,026	17,542	33,750	36,309
Segment operating income	$125,093	$177,856	$230,631	$337,646
Corporate selling, general and administrative expense	(23,815)	(22,139)	(43,288)	(41,005)
Total operating income (a)(b)	$101,278	$155,717	$187,343	$296,641

Interest (income) expense - net:
Northern homebuilding	$—	$(24)	$(10)	$(46)
Southern homebuilding	(345)	(1)	(539)	(3)
Financial services (a)	2,603	3,066	5,230	5,727
Segment Interest (income) expense - net	$2,258	$3,041	$4,681	$5,678
Corporate Interest (income) expense - net	(5,544)	(7,418)	(11,072)	(15,252)
Total interest income, net of interest expense	$(3,286)	$(4,377)	$(6,391)	$(9,574)

Income before income taxes	$104,564	$160,094	$193,734	$306,215
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.
(b)For the three and six months ended June 30, 2026, total cost of sales and operating income were impacted by $4.2 million in inventory charges taken during the period. $0.4 million and $3.8 million of these charges were attributable to the Northern homebuilding operating segment and the Southern homebuilding operating segment, respectively. Additionally, total cost of sales and operating income in the Southern homebuilding operating segment were impacted by $4.0 million and $5.5 million, respectively, for warranty charges in two of our Florida communities primarily relating to attic ventilation issues (See Note 6).
.

The following tables show total assets by segment at June 30, 2026 and December 31, 2025:

	June 30, 2026
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and Unallocated	Total
Deposits on real estate under option or contract	$19,766	$63,189		$—	$82,955	$—	$82,955
Inventory (a)	1,186,269	2,236,074		—	3,422,343	—	3,422,343
Investments in joint venture arrangements	—	62,018		—	62,018	—	62,018
Other assets	43,317	151,372	(b)	375,767	570,456	718,271	1,288,727
Total assets	$1,249,352	$2,512,653		$375,767	$4,137,772	$718,271	$4,856,043

	December 31, 2025
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and Unallocated	Total
Deposits on real estate under option or contract	$14,319	$60,226		$—	$74,545	$—	$74,545
Inventory (a)	1,164,647	2,144,748		—	3,309,395	—	3,309,395
Investments in joint venture arrangements	—	106,299		—	106,299	—	106,299
Other assets	35,087	122,223	(b)	375,682	532,992	753,894	1,286,886
Total assets	$1,214,053	$2,433,496		$375,682	$4,023,231	$753,894	$4,777,125
(a)Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.
NOTE 12. Share Repurchase Program
On November 12, 2025, the Company announced that its Board of Directors approved a new share repurchase program pursuant to which the Company may purchase up to $250 million of its outstanding common shares (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program replaced the Company’s previous share repurchase program.

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

The Company repurchased 0.4 million outstanding common shares at an aggregate purchase price of $50.0 million under the 2025 Share Repurchase Program during the second quarter of 2026. As of June 30, 2026, $120.3 million remained available for repurchases under the 2025 Share Repurchase Program.
NOTE 13. Revenue Recognition
Revenue and the related profit from the sale of a home and revenue and the related profit from the sale of land to third parties are recognized in the financial statements on the date of closing if delivery has occurred, title has passed to the buyer, all performance obligations (as defined below) have been met, and control of the home or land is transferred to the buyer in an amount that reflects the consideration we expect to be entitled to receive in exchange for the home or land. If not received immediately upon closing, cash proceeds from home closings are held in escrow for the Company’s benefit, typically for up to three days, and are included in Cash, cash equivalents and restricted cash on the Unaudited Condensed Consolidated Balance Sheets.

Sales incentives vary by type of incentive and by amount on a community-by-community and home-by-home basis. The costs of any sales incentives in the form of free or discounted products and services provided to homebuyers are reflected in Land and housing costs in the Unaudited Condensed Consolidated Statements of Income because such incentives are identified in our home purchase contracts with homebuyers as an intrinsic part of our single performance obligation to deliver and transfer title to their home for the transaction price stated in the contracts. Sales incentives that we may provide in the form of closing cost allowances and mortgage interest rate buydowns are recorded as a reduction of housing revenue at the time the home is delivered.

We record sales commissions within Selling expenses in the Unaudited Condensed Consolidated Statements of Income when incurred (i.e., when the home is delivered) as the amortization period is generally one year or less and therefore capitalization is not required as part of the practical expedient for incremental costs of obtaining a contract.

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
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Housing	$1,011,974	$1,124,475	$1,890,584	$2,064,506
Land sales	18,948	6,667	29,814	11,209
Financial services (a)	32,336	31,450	63,567	62,970
Total revenue	$1,063,258	$1,162,592	$1,983,965	$2,138,685
(a)Revenue includes hedging gains of $7.4 million for the three months ended June 30, 2026 and hedging loss of $0.8 million for the three months ended June 30, 2025. Revenue includes hedging gains of $4.9 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively. Hedging gains/losses do not represent revenue recognized from contracts with customers.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for 97% of our total revenues for both the three and six months ended June 30, 2026 and 2025, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 172,900 homes since commencing homebuilding activities in 1976. The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Ft. Myers/Naples, Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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
We believe that there have been no significant changes to our critical accounting policies during the quarter ended June 30, 2026 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Form 10-K.
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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee
Overview
Housing market conditions remained challenging due to persistent affordability pressures driven by elevated mortgage interest rates, inflation, rising lot costs, limited affordable housing inventory, and ongoing economic and geopolitical uncertainty. Mortgage interest rates remained in the mid-to-upper 6% range throughout the second quarter of 2026, while inflationary pressures and broader economic concerns continued to negatively impact consumer confidence.
To support affordability and stimulate demand, we continued to offer targeted sales incentives, including mortgage interest rate buydowns, consistent with our approach in 2025. These incentives contributed to improved contract activity compared to the prior year and resulted in a record number of second quarter new contracts. Despite stronger sales activity, home closings declined compared to the second quarter of 2025. Overall profitability decreased from the prior year, primarily reflecting higher lot costs and mortgage rate buydown incentives that continue to be an important part of our sale strategy. Nevertheless, we remain encouraged by the underlying fundamentals of our business, as demand for attainable housing continues to be supported by a structural undersupply of homes. Additionally, housing affordability remains a key focus for federal policymakers, with continued attention on initiatives aimed at increasing housing availability and improving access to homeownership.

Our results during the second quarter and first half of 2026 in comparison to the second quarter and first half of 2025 were as follows:

•New contracts increased 15% to a record 2,387 from 2,078 and increased 8% to 4,737 from 4,370, respectively
•Number of homes delivered decreased 6% to 2,206 homes and decreased 5% to 4,120 homes, respectively
•Revenue decreased 9% to $1.06 billion and decreased 7% to $1.98 billion, respectively
•Income before income taxes decreased 35% to $104.6 million and decreased 37% to $193.7 million, respectively
•Gross margin decreased 260 basis points to 22.1% and decreased 310 basis points to 22.1%, respectively
•Net income decreased 35% to $79.1 million and decreased 37% to $146.9 million, respectively
•Shareholders’ equity of $3.2 billion, a 5% increase from a year ago, with book value per common share increasing to a record high $128 per share
•Homebuilding debt to capital ratio was 18% for both periods

Additionally, our financial services segment achieved its highest revenue in a second quarter and improved capture rate to 96% from 92% in second quarter 2025.

Our company-wide absorption pace of sales per community for the second quarter of 2026 was 3.4 per month compared to 3.0 for the prior year’s second quarter. We plan to open additional new communities during the remainder of 2026 and increase our average community count by about 5% from 2025.
Summary of Company Financial Results

Income before income taxes for the second quarter of 2026 decreased $55.5 million from $160.1 million in the second quarter of 2025 to $104.6 million in 2026. Net income was $79.1 million, or $3.02 per diluted share, in 2026's second quarter, compared to $121.2 million, or $4.42 per diluted share, in 2025's second quarter. Our effective tax rate was 24.4% and 24.3% in the second quarter of 2026 and 2025, respectively. For the first half of 2026, income before income taxes decreased $112.5 million from $306.2 million in the first half of 2025 to $193.7 million in 2026. We achieved net income of $146.9 million, or $5.57 per diluted share, during the first half of 2026 compared to net income of $232.5 million, or $8.40 per diluted share, in the six months ended June 30, 2025. Our effective tax rate was 24.2% in 2026's first half compared to 24.1% in the same period in 2025.
During the quarter ended June 30, 2026, our total revenue was $1.06 billion, of which $1.03 billion was from homebuilding and $32.3 million was from our financial services operations. Revenue from homebuilding decreased 9% in 2026's second quarter compared to the same period in 2025 driven primarily by a 4% decrease in the average sales price of homes delivered ($20,000 per home delivered) and a 6% decrease in the number of homes delivered (142 units) offset in part by a $12.3 million increase in land sales. Our revenue and average sales price reflect a $63.2 million reduction for sales incentives and closing costs in the second quarter of 2026 compared to a $47.1 million reduction for sales incentives and closing costs in 2025's second quarter. Revenue from our financial services segment increased 3% to $32.3 million in the second quarter of 2026 as a result of slightly higher margins on loans sold and an improved capture rate, partially offset by a decrease in loans originated during the period compared to the second quarter of 2025. For the first half of 2026, we recorded year-to-date total revenue of $1.98 billion, of which $1.92 billion was from homes delivered and $63.6 million was from our financial services operations. Revenue from homebuilding decreased 8% in the first half of 2026 compared to the same period in 2025 driven primarily by decreases in the number of homes delivered (204 units) and the average sales price of homes delivered ($19,000 per home delivered). Our revenue and average sales price reflect a $115.9 million reduction for incentives and closing costs in 2026’s first six months compared to an $87.1 million reduction for incentives and closing costs in 2025’s first six months. Revenue from our financial services segment increased 1% to $63.6 million in the first half of 2026 compared to the first half of 2025 as a result of an increase in loans originated during the period and an improved capture rate, offset by a decrease in the average loan amount during the period.
Total gross margin (total revenue less total land and housing costs) decreased $51.1 million in the second quarter of 2026 compared to the second quarter of 2025 as a result of a $52.0 million decline in the gross margin of our homebuilding operations, partially offset by a $0.9 million increase in the gross margin of our financial services operations. Our homebuilding gross margin percentage declined by 290 basis points to 19.7% in the second quarter of 2026 from 22.6% in the second quarter of 2025. The decline in homebuilding gross margin dollars primarily resulted from the decrease in average sales price of homes delivered, an $8.7 million increase in lot costs, a $22.0 million increase in mortgage interest rate buydowns offered, a 6% decrease in homes delivered and $4.2 million in inventory charges in 2026. Our homebuilding gross margin may fluctuate from quarter to quarter depending on the mix of communities delivering homes due to the variation in margin between different communities, number of homes under construction and sales incentives. During the second quarter of 2026, homebuilding gross margin was compressed primarily due to mix of inventory homes delivered, incentives offered and increased lot costs. The gross margin of our financial services operations increased $0.9 million in the second quarter of 2026 compared to the second quarter of 2025 as a result of higher margins on loans sold, an improved capture rate, partially offset by a decrease in the number of loan originations. Total gross margin decreased $101.3 million in the first half of 2026 compared to the same period in 2025 as a result of a $101.9 million decline in the gross margin of our homebuilding operations offset, in part, by a $0.6 million improvement in the gross margin of our financial services operations. This decline in the gross margin of our homebuilding operations is primarily due to a decrease in the number of homes delivered, a decrease in the average sales price of homes delivered ($19,000 per home delivered), a $14.5 million increase in lot costs, and $4.2 million in inventory charges. The gross margin of our financial services operations increased $0.6 million in the first half of 2026 compared to the same period in 2025 as a result of an increase in loans originated during the period and an improved capture rate, partially offset by a decrease in the average loan amount during the period.
We opened 49 new communities during the first half of 2026 and closed 47 communities. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. The mix of communities delivering homes may cause fluctuations in our new contracts, absorption pace and housing gross margin from year to year.
For the three months ended June 30, 2026, selling, general and administrative expense increased $3.3 million, and increased as a percentage of revenue from 11.3% in the second quarter of 2025 to 12.6% in the second quarter of 2026. Selling expense increased $0.4 million from 2025's second quarter and increased as a percentage of revenue to 6.0% in 2026's second quarter from 5.5% for the same period in 2025. The dollar increase in selling expense is related to a $1.2 million increase in advertising expenses and a $2.1 million increase in expenses related to model homes and sales offices, including compensation related expenses, partially offset by a $2.9 million decrease in realtor and sales commissions in the second quarter of 2026. General and administrative expense increased $2.9 million in the second quarter of 2026 compared to the second quarter of 2025 and increased as a percentage of revenue to 6.6% in the second quarter 2026 from 5.8% in the second quarter of 2025. The dollar increase in general and administrative expense was primarily due to a $1.3 million increase in compensation-related expenses due to increased head count, a $0.6 million increase in costs associated with information systems, a $0.2 million increase in land-related expenses and a $0.8 million increase in miscellaneous expenses. For the six months ended June 30, 2026, selling, general and administrative expense increased $8.0 million, and increased as a percentage of revenue from 11.4% in the six months ended June 30, 2025 to 12.6% in the first six months of 2026. Selling expense increased $2.9 million from the first half of 2025 and increased as a percentage of revenue to 6.0% in 2026's first half from 5.4% for the same period in 2025. The dollar increase in selling expense in the second quarter of 2026 related to a $4.8 million increase in costs associated with our sales offices, including compensation-related and advertising expenses, offset by a $1.9 million decrease in realtor and sales commissions. General and administrative expense increased $5.1 million compared to the first half of 2025 and increased as a percentage of revenue from 5.9% in the six months ended June 30, 2025 to 6.6% in the first six months of 2026. The increase in general and administrative expense was primarily due to a $2.0 million increase in compensation-related expenses due to higher average headcount and equity incentives offset in part by bonus expense, a $0.9 million increase in costs associated with information systems, a $0.8 million increase in land-related expenses, and a $1.4 million increase in various other expenses, including advertising expenses.
Outlook
The housing market continues to face macroeconomic challenges, including elevated mortgage interest rates, affordability constraints, inflationary pressures, evolving trade and tariff policies, labor market uncertainty, recession concerns, and ongoing geopolitical volatility, which have continued to affect consumer confidence and homebuying activity. While we remain confident in the long-term prospects of our business, we believe these market conditions may persist through the remainder of 2026. In response, we remain focused on executing strategies designed to navigate this environment, including disciplined overhead management, prudent land acquisition and development spending, pricing discipline, and the selective use of sales incentives, including mortgage interest rate buydowns, to improve affordability, support demand, increase sales activity, and reduce contract cancellations.

Despite these challenges, we believe the long-term fundamentals supporting the housing market remain favorable. Demand continues to be driven by demographic trends, household formation, and an undersupply of both new and existing homes, particularly in the affordable housing segment. We also believe that any future moderation in mortgage interest rates could improve affordability and further support housing demand. However, the timing and magnitude of such changes remain uncertain and will depend on economic conditions, monetary policy, capital markets, and geopolitical developments. Additionally, housing affordability and supply remain important policy priorities at the federal level, with continued focus on initiatives intended to expand housing availability and improve access to homeownership.

We believe we are well positioned to operate successfully in the current environment. Although our backlog at the end of the second quarter of 2026 was lower than the prior-year period, it remained healthy, with an average sales price approximately 3% below the comparable prior-year level, reflecting our continued focus on affordability. Our strong balance sheet, liquidity, and disciplined capital allocation provide the financial flexibility to respond to changing market conditions and pursue opportunities as they arise. Nevertheless, the operating environment remains dynamic, and our future performance will depend on our ability to adapt to evolving economic and market conditions. Accordingly, there can be no assurance that our current strategies will fully offset the effects of continued market volatility and uncertainty.

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

During the first six months of 2026, we invested $210.3 million in land acquisitions and $259.1 million in land development compared to $247.7 million and $240.6 million, respectively, during the first six months of 2025. We invested in fewer land acquisitions in the first half of 2026 compared to the first half of 2025 as a result of the land supply needs of our divisions. We continue to closely review our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land acquisition and development spend accordingly.
We ended the second quarter of 2026 with approximately 49,100 lots under control, which represents an approximately five-year supply of lots based on the past twelve months of homes delivered, including certain lots that we anticipate selling to third parties. This represents a 3% decrease from our approximately 50,500 lots under control at the end of last year’s second quarter.
We opened 49 communities and closed 47 communities in the first half of 2026, ending the second quarter with 234 active communities, the same as at the end of last year’s second quarter. Although the timing of opening new communities and closing existing communities is subject to substantial variation, we expect to grow our average community count by approximately 5% in 2026 compared to 2025.

The following table shows, by segment: revenue; cost of sales; selling, general and administrative expense; operating income; and interest (income) expense - net for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenue:
Northern homebuilding	$452,640	$488,250	$829,546	$898,627
Southern homebuilding	578,282	642,892	1,090,852	1,177,088
Financial services (a)	32,336	31,450	63,567	62,970
Total revenue	$1,063,258	$1,162,592	$1,983,965	$2,138,685

Cost of Sales:
Northern homebuilding	$356,896	$376,979	$660,347	$696,438
Southern homebuilding	470,863	498,994	885,528	902,845
Financial services (a)	—	—	—	—
Total cost of sales (b)	$827,759	$875,973	$1,545,875	$1,599,283

General and Administrative Expense:
Northern homebuilding	$11,733	$10,823	$21,401	$19,959
Southern homebuilding	20,154	21,004	38,393	39,812
Financial services (a)	15,310	13,908	29,817	26,661
Segment general and administrative expense	$47,197	$45,735	89,611	$86,432
Corporate and unallocated general administrative expense	23,001	21,512	41,773	39,888
Total general and administrative expense	$70,198	$67,247	$131,384	$126,320

Selling Expense
Northern homebuilding	$25,856	$24,434	$46,720	$45,624
Southern homebuilding	37,353	38,594	71,128	69,700
Financial services (a)	—	—	—	—
Segment selling expense	$63,209	$63,028	$117,848	$115,324
Corporate and unallocated selling expense	814	627	1,515	1,117
Total selling expense:	$64,023	$63,655	$119,363	$116,441

Operating income:
Northern homebuilding	$58,155	$76,014	$101,078	$136,606
Southern homebuilding	49,912	84,300	95,803	164,731
Financial services (a)	17,026	17,542	33,750	36,309
Segment operating income	$125,093	$177,856	$230,631	$337,646
Corporate selling, general and administrative expense	(23,815)	(22,139)	(43,288)	(41,005)
Total operating income (b)	$101,278	$155,717	$187,343	$296,641

Interest (income) expense - net:
Northern homebuilding	$—	$(24)	$(10)	$(46)
Southern homebuilding	(345)	(1)	(539)	(3)
Financial services (a)	2,603	3,066	5,230	5,727
Segment Interest (income) expense - net	$2,258	$3,041	$4,681	$5,678
Corporate Interest (income) expense - net	(5,544)	(7,418)	(11,072)	(15,252)
Total interest (income) expense - net	$(3,286)	$(4,377)	$(6,391)	$(9,574)

Income before income taxes	$104,564	$160,094	$193,734	$306,215
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.
(b)For the three and six months ended June 30, 2026, total cost of sales and operating income were impacted by $4.2 million in inventory charges taken during the period. $0.4 million and $3.8 million of these charges were attributable to the Northern homebuilding operating segment and the Southern homebuilding operating segment, respectively. Additionally, total cost of sales and operating income in the Southern homebuilding operating segment were impacted by $4.0 million and $5.5 million, respectively, for warranty charges in two of our Florida communities primarily relating to attic ventilation issues (See Note 6).

The following tables show total assets by segment at June 30, 2026 and December 31, 2025:

	At June 30, 2026
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$19,766	$63,189		$—	$82,955	$—	$82,955
Inventory (a)	1,186,269	2,236,074		—	3,422,343	—	3,422,343
Investments in joint venture arrangements	—	62,018		—	62,018	—	62,018
Other assets	43,317	151,372	(b)	375,767	570,456	718,271	1,288,727
Total assets	$1,249,352	$2,512,653		$375,767	$4,137,772	$718,271	$4,856,043

	At December 31, 2025
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$14,319	$60,226		$—	$74,545	$—	$74,545
Inventory (a)	1,164,647	2,144,748		—	3,309,395	—	3,309,395
Investments in joint venture arrangements	—	106,299		—	106,299	—	106,299
Other assets	35,087	122,223	(b)	375,682	532,992	753,894	1,286,886
Total assets	$1,214,053	$2,433,496		$375,682	$4,023,231	$753,894	$4,777,125
(a)Inventory includes: single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Northern Region
Homes delivered	892	967	1,644	1,793
New contracts, net	1,016	873	2,042	1,938
Backlog at end of period	1,234	1,281	1,234	1,281
Average sales price of homes delivered	$507	$501	$503	$498
Average sales price of homes in backlog	$567	$563	$567	$563
Aggregate sales value of homes in backlog	$699,177	$720,914	$699,177	$720,914
Housing revenue	$452,599	$484,853	$826,204	$893,000
Land sale revenue	$41	$3,397	$3,342	$5,627
Operating income homes (a)(b)	$58,114	$74,151	$100,969	$134,695
Operating income land	$41	$1,863	$109	$1,911
Number of average active communities	93	99	93	96
Number of active communities, end of period	94	99	94	99
Southern Region
Homes delivered	1,314	1,381	2,476	2,531
New contracts, net	1,371	1,205	2,695	2,432
Backlog at end of period	1,192	1,296	1,192	1,296
Average sales price of homes delivered	$426	$463	$430	$463
Average sales price of homes in backlog	$508	$543	$508	$543
Aggregate sales value of homes in backlog	$606,071	$704,225	$606,071	$704,225
Housing revenue	$559,375	$639,622	$1,064,380	$1,171,506
Land sale revenue	$18,907	$3,270	$26,472	$5,582
Operating income homes (a)(b)	$46,817	$82,961	$90,576	$162,654
Operating income land	$3,095	$1,339	$5,227	$2,077
Number of average active communities	139	131	139	131
Number of active communities, end of period	140	135	140	135
Total Homebuilding Regions
Homes delivered	2,206	2,348	4,120	4,324
New contracts, net	2,387	2,078	4,737	4,370
Backlog at end of period	2,426	2,577	2,426	2,577
Average sales price of homes delivered	$459	$479	$459	$478
Average sales price of homes in backlog	$538	$553	$538	$553
Aggregate sales value of homes in backlog	$1,305,248	$1,425,138	$1,305,248	$1,425,138
Housing revenue	$1,011,974	$1,124,475	$1,890,584	$2,064,506
Land sale revenue	$18,948	$6,667	$29,814	$11,209
Operating income homes (a) (b)	$104,931	$157,112	$191,545	$297,349
Operating income land	$3,136	$3,202	$5,336	$3,988
Number of average active communities	232	230	232	227
Number of active communities, end of period	234	234	234	234
(a)Includes the effect of total homebuilding general and administrative expense and selling expense for the region as disclosed in the first table set forth in this “Outlook” section.
(b)Includes $4.2 million in inventory charges taken during the period. $0.4 million and $3.8 million of these charges were attributable to the Northern homebuilding operating segment and the Southern homebuilding operating segment, respectively. Additionally, total cost of sales and operating income in the Southern homebuilding operating segment were impacted by $4.0 million and $5.5 million, respectively, for warranty charges in two of our Florida communities primarily relating to attic ventilation issues (See Note 6).

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Financial Services
Number of loans originated	1,817	1,865	3,396	3,395
Value of loans originated	$736,410	$750,692	$1,370,096	$1,371,660

Revenue	$32,336	$31,450	$63,567	$62,970
Less: General and administrative expenses	15,310	13,908	29,817	26,661
Less: Interest expense	2,603	3,066	5,230	5,727
Income before income taxes	$14,423	$14,476	$28,520	$30,582

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Northern	9.3%	10.7%	7.9%	9.1%
Southern	7.8%	14.0%	8.8%	12.9%

Total cancellation rate	8.4%	12.7%	8.4%	11.3%

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
Year Over Year Comparison
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Northern Region. During the three months ended June 30, 2026, revenue in our Northern region decreased $35.7 million, from $488.3 million in the second quarter of 2025 to $452.6 million in the second quarter of 2026. This decrease in revenue was primarily the result of an 8% decrease in the number of homes delivered, partially offset by a 1% increase in the average sales price of homes delivered. Operating income in our Northern region decreased $17.8 million from $76.0 million in the second quarter of 2025 to $58.2 million during the quarter ended June 30, 2026. This decrease in operating income was the result of a $15.5 million decline in our gross margin and a $2.3 million increase in selling, general and administrative expense. Our gross margin percentage declined 160 basis points to 21.2% from 22.8% in the prior year’s second quarter primarily due to an increase in homebuyer incentives and a $7.0 million increase in lot costs compared to prior year. The average sales price in 2026 reflects a reduction of $8,600 per home when compared to 2025 due to increased homebuyer incentive costs including mortgage interest rate buydowns.

Selling, general and administrative expense increased $2.3 million, from $35.3 million for the quarter ended June 30, 2025 to $37.6 million for the quarter ended June 30, 2026 and increased 110 basis points as a percentage of revenue to 8.3% in 2026's second quarter from 7.2% in 2025's second quarter. The increase in selling, general and administrative expense was attributable to a $0.9 million increase in general and administrative expense and a $1.4 million increase in selling expense. The increase in general and administrative expense was due to a $0.6 million increase in compensation-related expenses and a $0.3 million increase in miscellaneous expense, including costs associated with research, design and development. The increase in selling expense was due to a $0.5 million increase in advertising expense, a $0.4 million increase in expenses related to our model homes and a $0.5 million increase in costs associated with our sales offices, including compensation-related expenses.
During the three months ended June 30, 2026, we experienced a 16% increase in new contracts in our Northern region from 873 in the second quarter of 2025 to 1,016 in the second quarter of 2026. Homes in backlog decreased 4% from 1,281 homes at June 30, 2025 to 1,234 homes at June 30, 2026 as a result of more inventory homes sold in the second quarter of 2026 compared to prior year. The average sales price in backlog increased approximately 1% to $567,000 at June 30, 2026 compared to $563,000 at June 30, 2025 primarily due to the mix of homes being sold. During the three months ended June 30, 2026, we opened twelve new communities in our Northern region compared to opening eight during 2025's second quarter. Our monthly absorption rate in our Northern region was 3.7 per community in the second quarter of 2026 compared to 3.0 in the second quarter of 2025 due to an increase in new contracts and a decrease in average community count.
Southern Region. During the three month period ended June 30, 2026, revenue in our Southern region decreased $64.6 million, from $642.9 million in the second quarter of 2025 to $578.3 million in the second quarter of 2026. This 10% decrease in revenue was the result of an 8% decrease in the average sales price of homes delivered ($37,000 per home delivered) and a 5% decrease in the number of homes delivered (67 units), offset in part by a $15.6 million increase in land sale revenue. Operating income in our Southern region decreased $34.4 million from $84.3 million in the second quarter of 2025 to $49.9 million in the second quarter of 2026. This decrease in operating income was the result of a $36.5 million decline in our gross margin, partially offset by a $2.1 million decrease in selling, general, and administrative expense. Our gross margin percentage declined 380 basis points from 22.4% in prior year’s second quarter to 18.6% in the second quarter of 2026. The decline in our homebuilding gross margin was primarily due to the decrease in the number of homes delivered, a decrease in the average sales price of homes delivered, and a $1.8 million increase in lot costs offset in part by increase in land sales. Increased homebuyer incentive costs, including mortgage interest rate buydowns, decreased the average sales price of homes delivered by $8,500 per home when compared to 2025.
Selling, general and administrative expense decreased $2.1 million from $59.6 million in the second quarter of 2025 to $57.5 million in the second quarter of 2026 but increased 60 basis point~~s~~ as a percentage of revenue to 9.9% in the second quarter of 2026 from 9.3% in the second quarter of 2025. The decrease in selling, general and administrative expense was attributable to a $1.2 million decrease in selling expense and a $0.9 million decrease in general administrative expense. The decrease in selling expense was due to a $2.9 million decrease in realtor and sales commissions, partially offset by a $1.7 million increase in costs related to our sales office, including compensation and advertising expenses. The decrease in general and administrative expense was due to a $0.6 million decrease in compensation-related expenses, and a $0.3 million decrease of miscellaneous expenses.
During the three months ended June 30, 2026, our new contracts in our Southern region increased 14% from 1,205 in the second quarter of 2025 to 1,371 in the second quarter of 2026. Homes in backlog decreased by 8% from 1,296 homes at June 30, 2025 to 1,192 homes at June 30, 2026, primarily as a result of a shift in demand to inventory homes which offer incentives compared to last year offset in part by improved sales in current quarter. Average sales price in backlog decreased to $508,000 at June 30, 2026 from $543,000 at June 30, 2025 primarily due to the mix of homes being sold, including an increase in inventory homes. During the three months ended June 30, 2026, we opened 15 new communities in our Southern region compared to opening 15 communities during 2025's second quarter. Our monthly absorption rate in our Southern region improved to 3.3 per community in the second quarter of 2026 from 3.1 in the second quarter of 2025.
Financial Services. Revenue from our mortgage and title operations increased 3% to $32.3 million in the second quarter of 2026 from $31.5 million in the second quarter of 2025 due to higher margins on loans sold, an increase in the average loan amount from $403,000 in the quarter ended June 30, 2025 to $405,000 in the quarter ended June 30, 2026 and a higher capture rate during the period compared to prior year’s second quarter, partially offset by a 3% decrease in the number of loan originations from 1,865 in 2025's second quarter to 1,817 in the second quarter of 2026.
Our financial services segment experienced a $0.5 million decrease in operating income in the second quarter of 2026 compared to 2025's second quarter, which was primarily due to a $1.4 million increase in general and administrative expense, which was primarily the result of a $0.9 million increase in compensation-related expenses, and a $0.5 million increase in miscellaneous expenses relating to information systems compared to the second quarter of 2025.

At June 30, 2026, M/I Financial provided financing services in all of our markets. Approximately 96% of our homes delivered during the second quarter of 2026 were financed through M/I Financial, compared to approximately 92% in the second quarter of 2025. Capture rate is influenced by financing availability and competition in the mortgage market and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $1.7 million from $22.1 million for the second quarter of 2025 to $23.8 million for the second quarter of 2026. This increase resulted from a $0.3 million increase in compensation-related expenses, a $0.3 million increase in depreciation, a $0.3 million increase in computer related expense, a $0.3 million increase in advertising expenses and a $0.5 million increase in miscellaneous expenses.
Interest Income, net of Interest Expense. The Company earned $3.3 million of interest income - net for the three months ended June 30, 2026 compared to $4.4 million for the three months ended June 30, 2025. This decrease was primarily due to a lower average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 24.4% for the three months ended June 30, 2026 and 24.3% for the three months ended June 30, 2025.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Northern Region. During the first half of 2026, homebuilding revenue in our Northern region decreased $69.1 million, from $898.6 million in the first six months of 2025 to $829.5 million in the first six months of 2026. This 8% decrease in revenue was primarily the result of a $2.3 million decrease in land sale revenue and an 8% decrease in the number of homes delivered, partially offset by an increase in the average sales price of homes delivered ($5,000 per home delivered). Operating income in our Northern region decreased $35.5 million, from $136.6 million during the first half of 2025 to $101.1 million during the six months ended June 30, 2026. The decrease in operating income was primarily the result of a $33.0 million decrease in our gross margin and a $2.5 million increase in selling, general and administrative expense. Our gross margin declined $33.0 million, and our gross margin percentage declined 210 basis points from 22.5% in the first six months of 2025 to 20.4% for the same period in 2026, primarily due to a decrease in the number of homes delivered, a $9.1 million increase in lot costs and a decrease in land sales. The average sales price in 2026 reflects a reduction of $8,600 per home when compared to 2025 due to increased homebuyer incentive costs including mortgage interest rate buydowns.

Selling, general and administrative expense increased $2.5 million, from $65.6 million for the six months ended June 30, 2025 to $68.1 million for the six months ended June 30, 2026, and increased 90 basis points to 8.2% in 2026's second quarter from 7.3% in 2025's second quarter. The increase in selling, general and administrative expense was attributable to a $1.4 million increase in general and administrative expense and a $1.1 million increase in selling expense. The increase in general and administrative expense related to a $0.8 million increase in compensation-related expenses, a $0.4 million increase in land-related expenses and a $0.2 million increase in miscellaneous expenses. The increase in selling expenses was attributable to a $1.0 million increase in compensation-related expenses and advertising expenses and a $0.6 million increase in miscellaneous expense partially offset by a $0.5 million decrease in sales and realtor commissions.
During the six months ended June 30, 2026, we experienced a 5% increase in new contracts in our Northern region, from 1,938 in the six months ended June 30, 2025 to 2,042 in the first half of 2026. Homes in backlog decreased 4% from 1,281 at June 30, 2025 to 1,234 homes at June 30, 2026. Average sales price in backlog increased to $567,000 at June 30, 2026 compared to $563,000 at June 30, 2025 primarily due to the mix of homes being sold. During the six months ended June 30, 2026, we opened 20 new communities in our Northern region compared to 24 new communities opened during the first half of 2025. Our monthly absorption rate in our Northern region improved to 3.7 per community in the six months ended June 30, 2026 from 3.4 per community in the same period in 2025 as a result of an increase in new contracts and reduced average community count.
Southern Region. During the six months ended June 30, 2026, homebuilding revenue in our Southern region decreased $86.2 million from $1.18 billion in the first half of 2025 to $1.09 billion in the first half of 2026. This 7% decrease in homebuilding revenue was the result of a 2% decrease in the number of homes delivered (55 units) and a 7% decrease in the average sales price of homes delivered ($33,000 per home delivered) primarily due to the mix of homes delivered and incentives, partially offset by a $20.9 million increase in land sales. Operating income in our Southern region decreased 42% from $164.7 million in the first half of 2025 to $95.8 million during the six months ended June 30, 2026. This decrease in operating income was the result of a $68.9 million decline in our gross margin. Our gross margin percentage declined 450 basis points from 23.3% in the six months ended June 30, 2025 to 18.8% in the same period in 2026 primarily due to the decrease in average sales price for homes delivered, a $5.4 million increase in lot costs and a decrease in the number of homes delivered.

Increased homebuyer incentive costs, including mortgage interest rate buydowns, decreased the average sales price of homes delivered by $7,400 per home when compared to 2025.
Selling, general and administrative expense remained at $109.5 million in the first half of 2025 and first half of 2026 but increased as a percentage of revenue to 10.0% compared to 9.3% in the first six months of 2025. General and administrative expense decreased $1.4 million primarily due to a $1.2 million decrease in compensation-related expenses as a result of a decrease in bonus expense and a $0.4 million decrease in other miscellaneous expenses related to professional fees, partially offset by a $0.2 million increase in land-related expense. Selling expense increased $1.4 million primarily due to a $2.8 million increase related to costs associated with our sales offices, partially offset by a $1.4 million decrease in realtor and sales commissions.

During the six months ended June 30, 2026, we experienced an 11% increase in new contracts in our Southern region, from 2,432 in the six months ended June 30, 2025 to 2,695 in the first half of 2026. Homes in backlog decreased 8% from 1,296 homes at June 30, 2025 to 1,192 homes at June 30, 2026 primarily as a result of a shift in demand to inventory homes which offer incentives compared to last year. Average sales price in backlog decreased from $543,000 at June 30, 2025 to $508,000 at June 30, 2026 primarily due to the mix of homes delivered, including inventory homes and locations of communities. During the six months ended June 30, 2026, we opened 29 communities in our Southern region, compared to opening 26 during the first half of 2025. Our monthly absorption rate in our Southern region improved to 3.2 per community in the first half of 2026 from 3.1 per community in the first half of 2025 as a result of increased new contracts.
Financial Services. Revenue from our mortgage and title operations increased 1% from $63.0 million in the first half of 2025 to $63.6 million in the first half of 2026 due to an improved capture rate compared to 2025's first half, a slight increase in the number of loan originations from 3,395 in the first half of 2025 to 3,396 in the first half of 2026, partially offset by a decrease in the average loan amount from $404,000 in the six months ended June 30, 2025 to $403,000 in the six months ended June 30, 2026 resulting in lower margins on loans sold.
Our financial services segment experienced a $2.6 million decrease in operating income in the first half of 2026 compared to the same period in 2025, which was primarily due to a $3.2 million increase in selling, general and administrative expense compared to the first half of 2025, partially offset by the increase in revenue discussed above. The increase in selling, general and administrative expense was primarily attributable to a $2.3 million increase in compensation-related expenses and a $0.9 million increase in other miscellaneous expenses.
At June 30, 2026, M/I Financial provided financing services in all of our markets. Approximately 96% of our homes delivered during the first half of 2026 were financed through M/I Financial, compared to 92% during the six months ended June 30, 2025. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $2.3 million from $41.0 million for the six months ended June 30, 2025 to $43.3 million for the six months ended June 30, 2026, primarily due to a $0.3 million increase in computer-related costs and a $1.3 million increase in miscellaneous expenses incurred during the period, $0.1 million increase in compensation-related expenses and a $0.6 million increase in advertising expenses.
Interest Income, net of Interest Expense. The Company earned $6.4 million of interest income - net for the six months ended June 30, 2026 compared to $9.6 million for the six months ended June 30, 2025. This decrease was primarily due to a lower average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 24.2% for the six months ended June 30, 2026 and 24.1% for the six months ended June 30, 2025. The increase in the effective rate from the six months ended June 30, 2025 was primarily attributable to a $1.0 million decrease in tax benefit from equity compensation in 2026.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At June 30, 2026, we had $735.9 million of cash, cash equivalents and restricted cash, with approximately $735.7 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $46.5 million increase in unrestricted cash and cash equivalents from December 31, 2025. This increase in cash was primarily due to the timing of land spend, lower inventory investment and the proceeds from mortgage loan sales exceeding originations, partially offset by a decline in home deliveries compared to prior year. Our principal uses of cash for the six months ended June 30, 2026 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, debt service requirements, including the repayment of amounts outstanding under our credit facilities, and the repurchase of $100.1 million of our outstanding common shares under our share repurchase program. In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans, the sale of mortgage servicing rights, excess cash balances, borrowings under our MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility (as defined below), and other sources of liquidity.
The Company is a party to three primary credit agreements: (1) a $900 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries; (2) a $200 million mortgage repurchase agreement, dated October 24, 2023, as amended most recently on April 16, 2026 (the “MIF Mortgage Repurchase Facility”), with M/I Financial as borrower; and (3) an uncommitted $100 million mortgage repurchase agreement, dated October 21, 2025 (the “MIF Master Repurchase Facility”), with M/I Financial as borrower.

As of June 30, 2026, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities in an aggregate principal amount of $952.4 million, with $252.4 million payable within 12 months. Future interest payments associated with these notes payable totaled $87.2 million as of June 30, 2026, with $31.9 million payable within 12 months.
As of June 30, 2026, there were no borrowings outstanding and $82.5 million of letters of credit outstanding under our Credit Facility, leaving $817.5 million available. We expect to continue to manage our balance sheet and liquidity carefully during the remainder of 2026 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in 2026 from cash receipts, excess cash balances and availability under our credit facilities.
During the first half of 2026, we delivered 4,120 homes, started 4,773 homes, ended the quarter with approximately 5,100 homes under construction consistent with the end of last year’s second quarter, and spent $210.3 million on land purchases and $259.1 million on land development.

We are actively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of June 30, 2026, we had a total of 25,668 lots under contract, with an aggregate purchase price of approximately $1.71 billion, to be acquired during the remainder of 2026 through 2031.
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
Operating Cash Flow Activities. During the six-month period ended June 30, 2026, we generated $172.5 million of cash from operating activities, compared to $102.6 million during the first half of 2025. The cash provided by operating activities in the first half of 2026 was primarily a result of net income of $146.9 million, a $78.8 million increase in accounts payable, customer deposits and other liabilities, proceeds from the sale of mortgage loans exceeding mortgage loan originations by $47.2 million, a decrease in other assets of $11.6 million, offset, in part, by a $76.0 million increase in inventory and a $33.1 million decrease in accrued compensation. The cash provided by operating activities during the first half of 2025 was primarily a result of net income of $232.5 million, a $96.7 million increase in accounts payable, customer deposits and other liabilities, and proceeds from the sale of mortgage loans exceeding mortgage loan originations by $8.1 million, offset, in part, by a $183.6 million increase in inventory, a $22.0 million increase in other assets and a $35.8 million decrease in accrued compensation.
Investing Cash Flow Activities. During the first half of 2026, we used $6.8 million of cash in investing activities, compared to using $15.2 million of cash in investing activities during the first half of 2025. The cash used in investing activities in the first half of 2026 was primarily a result of a $10.3 million contribution in our investment in joint venture arrangements and a $5.5 million increase in property and equipment, offset, in part, by $9.1 million in proceeds from the sale of a portion of our mortgage servicing rights. The cash used in investing activities during the first half of 2025 was primarily a result of a $18.4 million increase in our investment in joint venture arrangements and a $3.9 million increase in property and equipment, offset, in part, by $7.1 million in proceeds from the sale of a portion of our mortgage servicing rights.

Financing Cash Flow Activities. During the six months ended June 30, 2026, we used $119.0 million of cash in financing activities, compared to using $108.6 million of cash in financing activities during the first six months of 2025. The cash used in financing activities in 2026 was primarily due to the repurchase of $100.1 million of our outstanding common shares during the first half of 2026, and repayments (net of borrowings) under our MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility of $24.5 million offset partially by $5.6 million in proceeds from the exercise of stock options during the first half of 2026. The cash used in financing activities in 2025 was primarily due to the repurchase of $100.2 million of our outstanding common shares during the first half of 2025, and repayments (net of borrowings) under our MIF Mortgage Repurchase Facility of $10.2 million offset partially by $1.9 million in proceeds from the exercise of stock options during the first half of 2025.

On November 12, 2025, the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company may purchase up to $250 million of its outstanding common shares (the “2025 Share Repurchase Program”), which replaced the Company’s previous share repurchase program. During the first half of 2026, the Company repurchased 0.7 million outstanding common shares for an aggregate purchase price of $100.1 million under the 2025 Share Repurchase Program which was funded with cash on hand. As of June 30, 2026, the Company was authorized to repurchase an additional $120.3 million of outstanding common shares under the 2025 Share Repurchase Program (see Note 12 to our financial statements for more information).
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

At both June 30, 2026 and December 31, 2025, our ratio of homebuilding debt to capital was 18%, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes and our 2028 Senior Notes) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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
Included in the table below is a summary of our available sources of cash from the Credit Facility and the MIF Mortgage Repurchase Facility as of June 30, 2026:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$817,528
Notes payable – financial services (b)	(b)	$252,366	$3,430
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $2.49 billion of availability for additional senior debt at June 30, 2026. As a result, the full $900 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $82.5 million of letters of credit outstanding at June 30, 2026, leaving $817.5 million available. The Credit Facility has an expiration date of September 18, 2030.
(b)The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Repurchase Facility, which may be increased by pledging additional mortgage collateral, not to exceed the maximum aggregate commitment amount of the MIF Mortgage Repurchase Facility as of June 30, 2026, which is $200 million. The MIF Mortgage Repurchase Facility has an expiration of October 20, 2026. In addition, the MIF Master Repurchase Facility provides an uncommitted maximum borrowing availability of $100 million to expire on October 20, 2026.

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

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $250 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $2.24 billion at June 30, 2026 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).

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
As of June 30, 2026, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of June 30, 2026:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$2,235.2	$3,101.5
Leverage Ratio	≤	0.60	0.02
Interest Coverage Ratio	≥	1.5 to 1.0	15.42 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$930.4	$9.5

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

As of June 30, 2026, there was approximately $172.2 million outstanding under the MIF Mortgage Repurchase Facility and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Repurchase Facility, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of June 30, 2026:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	12.0 to 1.0	6.78 to 1.0
Liquidity	≥	$10.0	$88.1
Adjusted Net Income	>	$0.0	$41.0
Tangible Net Worth	≥	$25.0	$46.0
MIF Master Repurchase Facility. The MIF Master Repurchase Facility provides for an uncommitted maximum borrowing availability of $100 million and expires on October 20, 2026 or upon agent demand with a 30 day notice. The MIF Master Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. As of June 30, 2026, there was approximately $80.2 million outstanding under the MIF Master Repurchase Facility. M/I Financial pays interest on each advance under the MIF Master Repurchase Facility at a per annum rate based on Daily Simple SOFR plus a margin as defined in the MIF Master Repurchase Facility. The MIF Master Repurchase Facility contains the same financial covenants as the MIF Mortgage Repurchase Facility and, as of June 30, 2026, M/I Financial was in compliance with all such covenants.
Senior Notes.
3.95% Senior Notes. On August 23, 2021, the Company issued $300 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of June 30, 2026, the Company was in compliance with all terms, conditions, and covenants under the indenture.

4.95% Senior Notes. On January 22, 2020, the Company issued $400 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of June 30, 2026, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 8 to our financial statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.
Supplemental Financial Information.
As of June 30, 2026, M/I Homes, Inc. had $300 million aggregate principal amount of its 2030 Senior Notes and $400 million aggregate principal amount of its 2028 Senior Notes outstanding.
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

Summarized Balance Sheet Data

(In thousands)	As of June 30, 2026	As of December 31, 2025
Assets:
Cash	$645,586	$648,844
Investment in joint venture arrangements	$52,860	$99,891
Amounts due from Non-Guarantor Subsidiaries	$50,627	$37,529
Total assets	$4,468,964	$4,388,098

Liabilities and Shareholders’ Equity:
Total liabilities	$1,299,727	$1,267,890
Shareholders’ equity	$3,169,237	$3,120,208

Summarized Statement of Income Data

Six Months Ended
(In thousands)	June 30, 2026
Revenues	$1,920,398
Land and housing costs	$1,541,675
Selling, general and administrative expense	$219,920
Income before income taxes	$166,224
Net income	$124,943

Weighted Average Borrowings. For the three months ended June 30, 2026 and 2025, our weighted average borrowings outstanding were $720.9 million and $722.7 million, respectively, with a weighted average interest rate of 5.60% and 5.29%, respectively. The increase in weighted average interest rate is primarily due to the amendments to the Credit Facility implemented in the third quarter of 2025.
At both June 30, 2026 and December 31, 2025, we had no borrowings outstanding under the Credit Facility. To the extent we elect to borrow under the Credit Facility during the remainder of 2026, the actual amount borrowed and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2025 Share Repurchase Program and any other extraordinary events or transactions. The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.

There were $82.5 million of letters of credit issued and outstanding under the Credit Facility at June 30, 2026. During the six months ended June 30, 2026, the average daily amount of letters of credit outstanding under the Credit Facility was $87.0 million and the maximum amount of letters of credit outstanding under the Credit Facility was $93.2 million.

At June 30, 2026, M/I Financial had $172.2 million outstanding under the MIF Mortgage Repurchase Facility. During the six months ended June 30, 2026, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $16.4 million and the maximum amount outstanding was $198.2 million, which occurred during January. At June 30, 2026, M/I Financial also had $80.2 million outstanding under the MIF Master Repurchase Facility. During the six months ended June 30, 2026 average daily amount outstanding under the MIF Master Repurchase Facility was $11.2 million and the maximum amount outstanding was $94.9 million, which occurred during March.
INTEREST RATES AND INFLATION

Our business is significantly affected by general economic conditions within the United States and, particularly, by the impacts of interest rates and inflation. These macroeconomic trends have pressured housing affordability, negatively impacted homebuyer sentiment and increased the costs of financing land development activities and housing construction.
The annual rate of inflation in the United States was 3.5% in June 2026, as measured by the Consumer Price Index, up from the prior quarter and from 2.7% in June 2025. However, continued increases in inflation rates could impact our costs, reduce our gross margins, reduce the purchasing power of potential homebuyers, and negatively impact their ability and desire to buy a home.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Repurchase Facility and the MIF Master Repurchase Facility, which permitted borrowings of up to $1.2 billion as of June 30, 2026, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2026	2025
Whole loan contracts and related committed IRLCs	$434	$—
Uncommitted IRLCs	644,526	300,595
FMBSs related to uncommitted IRLCs	697,000	335,000
Whole loan contracts and related mortgage loans held for sale	12,231	15,044
FMBSs related to mortgage loans held for sale	270,000	290,000
Mortgage loans held for sale covered by FMBSs	256,787	302,790

The table below shows the measurement of assets and liabilities at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2026	2025
Mortgage loans held for sale	$258,965	$309,100
Forward sales of mortgage-backed securities	1,898	(635)
Interest rate lock commitments	2,841	3,661
Whole loan contracts	(1,143)	(817)
Total	$262,561	$311,309

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2026	2025	2026	2025
Mortgage loans held for sale	$588	$5,544	$(2,918)	$5,452
Forward sales of mortgage-backed securities	(5,378)	(3,701)	2,533	(9,144)
Interest rate lock commitments	244	1,404	(1,257)	4,621
Whole loan contracts	1,148	1,235	110	644
Total gain (loss) recognized	$(3,398)	$4,482	$(1,532)	$1,573

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of June 30, 2026. Because the MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at June 30, 2026. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total	6/30/2026
ASSETS:
Mortgage loans held for sale:
Fixed rate	$264,159	—	—	—	—	—	$264,159	$258,230
Weighted average interest rate	5.04%	—	—	—	—	—	5.04%
Variable rate	$742	—	—	—	—	—	$742	$735
Weighted average interest rate	2.66%	—	—	—	—	—	2.66%

LIABILITIES:
Long-term debt — fixed rate	—	—	$400,000	—	$300,000	—	$700,000	$682,125
Weighted average interest rate	—	—	2.83%	—	1.69%	—	4.52%
Short-term debt — variable rate	$252,366	—	—	—	—	—	$252,366	$252,366
Weighted average interest rate	5.37%	—	—	—	—	—	5.37%

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s legal proceedings are discussed in Note 6 to the Company’s Unaudited Consolidated Financial Statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities - None.
(b) Use of Proceeds - Not Applicable.
(c) Purchases of Equity Securities

Common shares purchased during the three months ended June 30, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

April 1, 2026 - April 30, 2026	73,800	$133.71	73,800	$160,484,426
May 1, 2026 - May 31, 2026	270,200	$128.85	270,200	$125,668,361
June 1, 2026 - June 30, 2026	39,000	$137.58	39,000	$120,302,581

Quarter ended June 30, 2026	383,000	$130.68	383,000	$120,302,581
(1)    On November 12, 2025, the Company announced that its Board of Directors authorized the 2025 Share Repurchase Program. Under the 2025 Share Repurchase Program, the Company may purchase up to $250 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The 2025 Share Repurchase Program does not have an expiration date and may be modified, suspended or discontinued at any time. See Note 12 to our Unaudited Condensed Consolidated Financial Statements for additional information.

See Note 8 to our Unaudited Condensed Consolidated Financial Statements above for more information regarding the limit imposed by the indenture governing our 2028 Senior Notes on our ability to pay dividends on, and repurchase, our common shares and any preferred shares of the Company then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture.

The timing, amount and other terms and conditions of any future repurchases under the 2025 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements. See

Note 12 to the Unaudited Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” section above for more information regarding the 2025 Share Repurchase Program.
Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

M/I Homes, Inc.
(Registrant)

Date:	July 31, 2026	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 31, 2026	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)