Form 10-Q
period 2026-09-30
M/I HOMES, INC.
filed 2026-10-23
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
Common shares, par value $.01 per common share: 25,031,231 shares outstanding as of October 21, 2026.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par values)	September 30, 2026	December 31, 2025

ASSETS:
Cash, cash equivalents and restricted cash	$620,595	$689,189
Mortgage loans held for sale	232,575	309,100
Inventory	3,600,648	3,383,941
Property and equipment - net	34,884	34,342
Investment in joint venture arrangements	87,167	106,299
Operating lease right-of-use assets	49,793	54,976
Deferred income tax asset	4,508	4,508
Goodwill	16,400	16,400
Other assets	213,595	178,370
TOTAL ASSETS	$4,860,165	$4,777,125

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$229,132	$181,189
Customer deposits	60,402	50,841
Operating lease liabilities	51,637	56,675
Other liabilities	301,188	308,535
Community development district obligations	16,416	10,209
Obligation for consolidated inventory not owned	21,141	30,330
Notes payable bank - financial services operations	230,424	276,856
Senior notes due 2028 - net	399,007	398,427
Senior notes due 2030 - net	298,251	297,873
TOTAL LIABILITIES	$1,607,598	$1,610,935

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS’ EQUITY:
Common shares - $0.01 par value; authorized 58,000,000 shares at both September 30, 2026 and December 31, 2025; issued 30,137,141 shares at both September 30, 2026 and December 31, 2025	$301	$301
Additional paid-in capital	331,204	344,118
Retained earnings	3,481,467	3,268,014
Treasury shares - at cost - 5,105,910 and 4,374,432 shares at September 30, 2026 and December 31, 2025, respectively	(560,405)	(446,243)
TOTAL SHAREHOLDERS’ EQUITY	$3,252,567	$3,166,190
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,860,165	$4,777,125

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per common share amounts)	2026	2025	2026	2025

Revenue	$1,076,069	$1,131,791	$3,060,034	$3,270,476
Costs and expenses:
Land and housing	$846,869	$854,122	$2,388,544	$2,453,405
Inventory charges	4,723	7,583	8,923	7,583
General and administrative	76,568	70,766	207,952	197,086
Selling	64,611	64,049	183,974	180,490
Interest income, net of interest expense	(3,578)	(4,548)	(9,969)	(14,122)
Total costs and expenses	$989,193	$991,972	$2,779,424	$2,824,442

Income before income taxes	86,876	139,819	280,610	446,034

Provision for income taxes	20,323	33,329	67,157	107,064

Net income	$66,553	$106,490	$213,453	$338,970
Earnings per common share:
Basic	$2.62	$4.01	$8.31	$12.60
Diluted	$2.56	$3.92	$8.14	$12.32

Weighted average shares outstanding:
Basic	25,431	26,544	25,699	26,895
Diluted	25,949	27,188	26,233	27,513

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Months Ended September 30, 2026

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at June 30, 2026	25,237,686	$301	$336,177	$3,414,914	$(523,972)	$3,227,420
Net income	—	—	—	66,553	—	66,553
Stock options exercised	82,200	—	(4,790)	—	8,810	4,020
Stock-based compensation expense	—	—	4,634	—	—	4,634
Repurchase of common shares	(334,000)	—	—	—	(50,092)	(50,092)
Deferral of executive and director compensation	—	—	32	—	—	32
Executive and director deferred compensation distributions	45,345	—	(4,849)	—	4,849	—
Balance at September 30, 2026	25,031,231	$301	$331,204	$3,481,467	$(560,405)	$3,252,567

	Nine Months Ended September 30, 2026

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2025	25,762,709	$301	$344,118	$3,268,014	$(446,243)	$3,166,190
Net income	—	—	—	213,453	—	213,453
Stock options exercised	199,500	—	(11,359)	—	20,955	9,596
Stock-based compensation expense	—	—	13,380	—	—	13,380
Repurchase of common shares	(1,076,000)	—	—	—	(150,208)	(150,208)
Deferral of executive and director compensation	—	—	156	—	—	156
Executive and director deferred compensation distributions	145,022	—	(15,091)	—	15,091	—
Balance at September 30, 2026	25,031,231	$301	$331,204	$3,481,467	$(560,405)	$3,252,567

	Three Months Ended September 30, 2025
	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at June 30, 2025	26,339,786	$301	$344,536	$3,097,553	$(360,254)	$3,082,136
Net income	—	—	—	106,490	—	106,490
Stock options exercised	120,200	—	(5,149)	—	11,597	6,448
Stock-based compensation expense	—	—	4,525	—	—	4,525
Repurchase of common shares	(355,000)	—	—	—	(50,179)	(50,179)
Deferral of executive and director compensation	—	—	29	—	—	29
Executive and director deferred compensation distributions	43,523	—	(4,129)	—	4,129	—
Balance at September 30, 2025	26,148,509	$301	$339,812	$3,204,043	$(394,707)	$3,149,449

	Nine Months Ended September 30, 2025

	Common Shares
	Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
(Dollars in thousands)		Amount
Balance at December 31, 2024	27,063,023	$301	$348,705	$2,865,073	$(274,402)	$2,939,677
Net income	—	—	—	338,970	—	338,970
Stock options exercised	160,200	—	(6,940)	—	15,252	8,312
Stock-based compensation expense	—	—	12,641	—	—	12,641
Repurchase of common shares	(1,237,000)	—	—	—	(150,378)	(150,378)
Deferral of executive and director compensation	—	—	227	—	—	227
Executive and director deferred compensation distributions	162,286	—	(14,821)	—	14,821	—
Balance at September 30, 2025	26,148,509	$301	$339,812	$3,204,043	$(394,707)	$3,149,449
See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025

OPERATING ACTIVITIES:
Net income	$213,453	$338,970
Adjustments to reconcile net income to net cash provided by operating activities:
Inventory charges	8,923	7,583
Mortgage loan originations	(2,108,837)	(2,121,412)
Proceeds from the sale of mortgage loans	2,170,527	2,171,263
Fair value adjustment of mortgage loans held for sale	14,835	(5,896)
Capitalization of originated mortgage servicing rights	(4,898)	(4,827)
Amortization of mortgage servicing rights	644	768
Depreciation	13,171	11,525
Amortization of debt issue costs	2,547	2,504
Gain on sale of mortgage servicing rights	(1,597)	(1,718)
Stock-based compensation expense	13,380	12,641
Excess tax benefits on equity compensation	(3,101)	(2,316)
Change in assets and liabilities:
Inventory	(171,434)	(314,542)
Other assets	(36,521)	(12,011)
Accounts payable	47,943	59,402
Customer deposits	9,561	(7,725)
Accrued compensation	(12,952)	(17,291)
Other liabilities	3,574	29,138
Net cash provided by operating activities	159,218	146,056

INVESTING ACTIVITIES:
Purchase of property and equipment	(9,160)	(5,352)
Return of capital from joint venture arrangements	—	2,002
Investment in joint venture arrangements	(40,990)	(34,410)
Proceeds from sale of mortgage servicing rights	9,382	7,062
Net cash used in investing activities	(40,768)	(30,698)

FINANCING ACTIVITIES:
Net proceeds from (repayments of) bank borrowings - financial services operations	(46,432)	(54,180)
Repurchase of common shares	(150,208)	(150,378)
Debt issue costs	—	(6,508)
Proceeds from exercise of stock options	9,596	8,312
Net cash used in financing activities	(187,044)	(202,754)
Net decrease in cash, cash equivalents and restricted cash	(68,594)	(87,396)
Cash, cash equivalents and restricted cash balance at beginning of period	689,189	821,570
Cash, cash equivalents and restricted cash balance at end of period	$620,595	$734,174

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest — net of amount capitalized	$8,397	$7,609
Income taxes	$49,612	$103,809

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$6,207	$(4,092)
Consolidated inventory not owned	$(9,189)	$6,313
Distribution of single-family lots from joint venture arrangements	$60,372	$16,223

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

Significant Accounting Policies

There have been no significant changes to our significant accounting policies during the quarter ended September 30, 2026 as compared to those disclosed in our 2025 Form 10-K.

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
A summary of the Company’s inventory as of September 30, 2026 and December 31, 2025 is as follows:

(In thousands)	September 30, 2026	December 31, 2025
Single-family lots, land and land development costs	$1,846,926	$1,881,158
Land held for sale	37,867	13,599
Homes under construction	1,488,266	1,282,608
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2026 - $16,462; December 31, 2025 - $14,073)	111,587	91,492
Community development district infrastructure	16,416	10,209
Land purchase deposits	78,445	74,545
Consolidated inventory not owned	21,141	30,330
Total inventory	$3,600,648	$3,383,941

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of September 30, 2026 and December 31, 2025, we had 3,242 homes (with a carrying value of $763.0 million) and 2,779 homes (with a carrying value of $680.6 million), respectively, included in homes under construction that were not subject to a sales contract. Homes under construction may fluctuate from period to period due to the Company’s inventory home management strategies and changes in market conditions.
Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, which is typically three years.
We own lots in certain communities in Florida that have Community Development Districts (“CDDs”). The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability at the time of closing and the transfer of the property. The Company recorded a $16.4 million liability and a $10.2 million liability related to these CDD bond obligations as of September 30, 2026 and December 31, 2025, respectively, along with the related inventory infrastructure.

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

Capitalized Interest
The Company capitalizes interest during land development and home construction. Capitalized interest is charged to land and housing costs and expenses as the related inventory is delivered to a third party.  A summary of capitalized interest for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Capitalized interest, beginning of period	$45,252	$38,742	$41,799	$35,953
Interest capitalized to inventory	9,140	8,955	27,239	26,872
Capitalized interest charged to land and housing costs and expenses	(7,915)	(7,651)	(22,561)	(22,779)
Capitalized interest, end of period	$46,477	$40,046	$46,477	$40,046

Interest incurred - net	$5,562	$4,407	$17,270	$12,750
NOTE 3. Investment in Joint Venture Arrangements
Investment in Joint Venture Arrangements
In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. As of September 30, 2026 and December 31, 2025, our investment in such joint venture arrangements totaled $87.2 million and $106.3 million, respectively, and was reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. The $19.1 million decrease during the nine-month period ended September 30, 2026 was driven primarily by lot distributions from our joint venture arrangements of $60.4 million, partially offset by our cash contributions to our joint venture arrangements of $41.0 million and net income from our joint ventures of $0.3 million.
The majority of our investment in joint venture arrangements for both September 30, 2026 and December 31, 2025 consisted of joint ownership and development agreements for which a special purpose entity was not established (“JODAs”). In these JODAs, we own the property jointly with partners which are typically other builders, and land development activities are funded jointly until the developed lots are subdivided for separate ownership by the partners in accordance with the JODA and the approved site plan. As of September 30, 2026 and December 31, 2025, the Company had $77.5 million and $99.9 million, respectively, invested in JODAs.
The remainder of our investment in joint venture arrangements was comprised of joint venture arrangements where a special purpose entity was established to own and develop the property. For these joint venture arrangements, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. As of September 30, 2026 and December 31, 2025, the Company had $9.7 million and $6.4 million of equity invested in LLCs, respectively. The Company’s percentage of ownership in these LLCs as of both September 30, 2026 and December 31, 2025 ranged from 25% to 50%.
We use the equity method of accounting for investments in LLCs and other joint venture arrangements, including JODAs, over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the LLCs’ earnings or loss, if any, is included in our Unaudited Condensed Consolidated Statements of Income. There were no losses or income from the Company’s LLCs during the three and nine months ended September 30, 2026 or the three and nine months ended September 30, 2025. Our share of the profit relating to lots we purchase from our LLCs is deferred until homes are delivered by us and title passes to a homebuyer.
We believe that the Company’s maximum exposure related to its investment in these joint venture arrangements as of September 30, 2026 was the amount invested of $87.2 million, which is reported as Investment in Joint Venture Arrangements on our Unaudited Condensed Consolidated Balance Sheets. We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.
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
Land Option Agreements
In the ordinary course of business, the Company enters into land option or purchase agreements for which we generally pay non-refundable deposits. Pursuant to these land option agreements, the Company provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  In accordance with ASC 810, we analyze our land option or purchase agreements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary, as further described in Note 1, “Summary of Significant Accounting Policies - Land Option Agreements” in the 2025 Form 10-K. If we are deemed to be the primary beneficiary of a VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities in our Consolidated Inventory Not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2026 and December 31, 2025, we concluded that we were not the primary beneficiary of any VIEs from which we are purchasing land under option or purchase agreements.
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
Assets and Liabilities Measured on a Recurring Basis
The Company measures both mortgage loans held for sale and interest rate lock commitments (“IRLCs”) at fair value. Fair value measurement results in a better presentation of the changes in fair values of the loans and the derivative instruments used to economically hedge them.
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
The Company sells loans on a servicing released or servicing retained basis and receives servicing compensation. Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. Mortgage servicing rights (Level 3 financial instruments as they are measured using significant unobservable inputs such as mortgage prepayment rates, discount rates and delinquency rates) are periodically evaluated for impairment. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value, which is calculated using third-party valuations. Impairment, if any, is recognized through a valuation allowance and a reduction of revenue. Both the carrying value and fair value of our mortgage servicing rights were $6.2 million at September 30, 2026. At December 31, 2025, both the carrying value and fair value of our mortgage servicing rights were $10.4 million.
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
The table below shows the notional amounts of our financial instruments at September 30, 2026 and December 31, 2025:

Description of Financial Instrument (in thousands)	September 30, 2026	December 31, 2025
Whole loan contracts and related committed IRLCs	$2,654	$—
Uncommitted IRLCs	513,409	300,595
FMBSs related to uncommitted IRLCs	514,000	335,000
Whole loan contracts and related mortgage loans held for sale	11,473	15,044
FMBSs related to mortgage loans held for sale	246,000	290,000
Mortgage loans held for sale covered by FMBSs	243,098	302,790

The following table sets forth the amount of (loss) gain recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Income, on assets and liabilities measured on a recurring basis for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2026	2025	2026	2025
Mortgage loans held for sale	$(11,917)	$443	$(14,835)	$5,896
Forward sales of mortgage-backed securities	27,045	2,052	29,578	(7,092)
Interest rate lock commitments	(21,889)	168	(23,146)	4,789
Whole loan contracts	1,948	(488)	2,058	156
Total (loss) gain recognized	$(4,813)	$2,175	$(6,345)	$3,749

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which are disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	September 30, 2026		September 30, 2026
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$28,943	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	16,966
Whole loan contracts	Other assets	—	Other liabilities	1,277
Total fair value measurements		$28,943		$18,243

	Asset Derivatives		Liability Derivatives
	December 31, 2025		December 31, 2025
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$635
Interest rate lock commitments	Other assets	3,661	Other liabilities	—
Whole loan contracts	Other assets	—	Other liabilities	817
Total fair value measurements		$3,661		$1,452
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
The Company uses significant assumptions to evaluate the recoverability of its inventory, such as estimated average selling price, construction and development costs, absorption rate (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates. Changes in these assumptions could materially impact future cash flow and fair value estimates and may lead the Company to incur additional impairment charges in the future. Our analysis is conducted only if indicators of a decline in value of our inventory exist, which include, among other things, declines in gross margin on sales contracts in backlog or homes that have been delivered, slower than anticipated absorption pace, declines in average sales price or high incentive offers by management to improve absorptions, declines in margins regarding future land sales, or declines in the value of the land itself as a result of third party appraisals. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three months ended September 30, 2026, the Company recorded $2.7 million of inventory impairment charges and $2.0 million of write-offs of land deposits. For the nine months ended September 30, 2026, the Company recorded $6.1 million of inventory impairment charges and $2.8 million of write-offs of land deposits, compared to $6.0 million of inventory impairment charges and $1.6 million of write-offs of land deposits during the three and nine months ended September 30, 2025.
Investment in Unconsolidated Joint Ventures. We evaluate our investments in unconsolidated joint ventures for impairment on a quarterly basis based on the difference in the investment’s carrying value and its fair value at the time of the evaluation. If the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to its estimated fair value. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, estimates and assumptions, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Investment in Unconsolidated Joint Ventures,” in the 2025 Form 10-K for additional information regarding the Company’s methodology for determining fair value. Because of the high degree of judgment involved in developing these assumptions, it is possible that changes in these assumptions could materially impact future cash flow and fair value estimates of the investments which may lead the Company to incur additional impairment charges in the future. During the three and nine months ended September 30, 2026 and 2025, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.

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
The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2026 and December 31, 2025. The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions.

		September 30, 2026		December 31, 2025
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	Level 1	$620,595	$620,595	$689,189	$689,189
Mortgage loans held for sale	Level 2	232,575	232,575	309,100	309,100
Interest rate lock commitments	Level 2	—	—	3,661	3,661
Forward sales of mortgage-backed securities	Level 2	28,943	28,943	—	—
Liabilities:
Notes payable - homebuilding operations	Level 2	—	—	—	—
Notes payable - financial services operations	Level 2	230,424	230,424	276,856	276,856
Senior notes due 2028 (a)	Level 2	400,000	393,500	400,000	398,000
Senior notes due 2030 (a)	Level 2	300,000	277,500	300,000	287,625
Interest rate lock commitments	Level 2	16,966	16,966	—	—
Whole loan contracts for committed IRLCs and mortgage loans held for sale	Level 2	1,277	1,277	817	817
Forward sales of mortgage-backed securities	Level 2	—	—	635	635
(a)Our senior notes are stated at the principal amount outstanding which does not include the impact of premiums, discounts, and debt issuance costs that are amortized to interest cost over the respective terms of the notes.
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at September 30, 2026 and December 31, 2025:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Interest Rate Lock Commitments, Whole Loan Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Senior Notes due 2028 and Senior Notes due 2030. The fair value of these financial instruments was determined based upon market quotes at September 30, 2026 and December 31, 2025. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Notes Payable - Homebuilding Operations. The interest rate available to the Company during the quarter ended September 30, 2026 under the Company’s $900 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), fluctuated daily with the secured overnight financing rate (“SOFR”) plus a margin of 150 basis points, and thus the carrying amount is a reasonable estimate of fair value. See Note 8 to our financial statements for additional information regarding the Credit Facility.
Notes Payable - Financial Services Operations. M/I Financial was a party to a $200 million mortgage repurchase agreement, dated October 24, 2023 (the “MIF Mortgage Repurchase Facility”), and is a party to an uncommitted $100 million mortgage repurchase agreement dated October 21, 2025 (the “MIF Master Repurchase Facility”). The interest rate available to M/I Financial under the MIF Mortgage Repurchase Facility and the MIF Master Repurchase Facility during the quarter ended September 30, 2026 fluctuated with SOFR, and thus the carrying amount is a reasonable estimate of fair value. On October 20, 2026, M/I Financial entered into a $300 million mortgage repurchase agreement through U.S. Bank that replaced the MIF Mortgage Repurchase Facility (the “New MIF Mortgage Repurchase Facility”). See Note 8 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding the MIF Mortgage Repurchase Facility, the MIF Master Repurchase Facility and the New MIF Mortgage Repurchase Facility.

NOTE 5. Guarantees and Indemnifications
In the ordinary course of business, M/I Financial enters into agreements that provide a limited-life guarantee on loans sold to certain third-party purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $790.7 million and $687.6 million were covered under these guarantees as of September 30, 2026 and December 31, 2025, respectively. The increase in loans covered by these guarantees from December 31, 2025 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at September 30, 2026, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $5.1 million and $3.6 million at September 30, 2026 and December 31, 2025, respectively.
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
The Company recorded a liability relating to the guarantees described above totaling $1.4 million and $1.0 million at September 30, 2026 and December 31, 2025, respectively, which is management’s best estimate of the Company’s liability with respect to such guarantees.
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
Our warranty reserve amounts are based upon historical experience and geographic location. While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurance that historical data and trends will accurately predict our actual warranty costs.

A summary of warranty activity for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Warranty reserves, beginning of period	$37,521	$35,232	$43,958	$36,219
Warranty expense on homes delivered during the period	5,924	6,158	16,698	17,707
Changes in estimates for pre-existing warranties	3,717	547	4,454	493
Charges related to unusual warranty claims(a)	1,700	—	7,194	—
Settlements made during the period	(9,598)	(6,213)	(33,040)	(18,695)
Warranty reserves, end of period (a)	$39,264	$35,724	$39,264	$35,724
(a) At September 30, 2026, the Company had a remaining accrual of $2.0 million related to previously disclosed warranty claims for two communities in Florida, primarily due to attic ventilation issues.

Performance Bonds and Letters of Credit

At September 30, 2026, the Company had outstanding approximately $542.9 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2031. Included in this total are: (1) $447.1 million of performance and maintenance bonds and $74.5 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $16.6 million of financial letters of credit, of which $16.2 million represent deposits on land and lot purchase agreements; and (3) $4.7 million of financial bonds.

Land Option Contracts and Other Similar Contracts

At September 30, 2026, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $1.7 billion. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
Legal Matters
The Company and certain of its subsidiaries have been named as defendants in certain legal proceedings which are incidental to our business. While management currently believes that the ultimate resolution of these legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations and cash flows, such legal proceedings are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company’s net income for the periods in which they are resolved. At September 30, 2026 and December 31, 2025, the Company had $0.7 million and $1.4 million, respectively, reserved for legal expenses.
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

In accordance with ASC 350, the Company analyzes goodwill for impairment on an annual basis (or more often if indicators of impairment exist). The Company performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis via a quantitative test during the fourth quarter of 2025, and there was no impairment recorded at December 31, 2025. At September 30, 2026, no indicators for impairment existed and therefore no impairment analysis was performed. However, we will continue to monitor the fair value of the reporting unit in future periods if conditions worsen or other events occur that could impact the fair value of the reporting unit.

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

The available amount under the Credit Facility is computed in accordance with a borrowing base, which is calculated by applying various advance rates for different categories of inventory, and totaled $2.48 billion of availability for additional senior debt at September 30, 2026. As a result, the full $900 million commitment amount of the Credit Facility was available, less any borrowings and letters of credit outstanding. The Credit Facility also includes a $250 million sub-facility for letters of credit. At September 30, 2026, there were no borrowings outstanding and $91.1 million of letters of credit outstanding, leaving a net remaining borrowing availability of $808.9 million.
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

Notes Payable - Financial Services
The MIF Mortgage Repurchase Facility provided a maximum borrowing availability of $200 million and expired on October 20, 2026. The MIF Mortgage Repurchase Facility was used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial paid interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate based on Daily Simple SOFR plus a margin as defined in the MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility also contained certain financial covenants.
The MIF Master Repurchase Facility provides an uncommitted maximum borrowing availability of $100 million. The MIF Master Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Master Repurchase Facility at a per annum rate based on Daily Simple SOFR plus a margin as defined in the MIF Master Repurchase Facility. The MIF Master Repurchase Facility also contains certain financial covenants. At September 30, 2026, M/I Financial was in compliance with all financial covenants of the MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility. On October 20, 2026, M/I Financial renewed the MIF Master Repurchase Facility which now expires on October 19, 2027.
At both September 30, 2026 and December 31, 2025, M/I Financial’s total combined maximum borrowing availability under the MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility was $300 million. At September 30, 2026 and December 31, 2025, M/I Financial had $230.4 million and $276.9 million, respectively, in aggregate borrowings outstanding under the MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility.
On October 20, 2026, M/I Financial entered into the New MIF Mortgage Repurchase Facility which provides a committed maximum borrowing availability of $300 million. The New MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and expires on October 18, 2027. M/I Financial pays interest on each advance under the New MIF Mortgage Repurchase Facility at a per annum rate based on the Daily Reset Term SOFR Rate plus a margin as defined in the New MIF Mortgage Repurchase Facility. The New MIF Mortgage Repurchase Facility also contains certain financial covenants. The New MIF Mortgage Repurchase Facility replaced the MIF Mortgage Repurchase Facility which expired on October 20, 2026 without renewal.
Senior Notes
As of both September 30, 2026 and December 31, 2025, we had $300.0 million of our 2030 Senior Notes outstanding. The 2030 Senior Notes bear interest at a rate of 3.95% per year, payable semiannually in arrears on February 15 and August 15 of each year, and mature on February 15, 2030. The Company may redeem some or all of the 2030 Senior Notes at any time prior to August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” amount set forth in the indenture governing the 2030 Senior Notes. In addition, on or after August 15, 2029 (the date that is six months prior to the maturity of the 2030 Senior Notes), the Company may redeem some or all of the 2030 Senior Notes at a redemption price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
As of both September 30, 2026 and December 31, 2025, we had $400.0 million of our 2028 Senior Notes outstanding. The 2028 Senior Notes bear interest at a rate of 4.95% per year, payable semiannually in arrears on February 1 and August 1 of each year and mature on February 1, 2028. We may redeem all or any portion of the 2028 Senior Notes prior to maturity at a stated redemption price (100.000% of the principal amount outstanding), together with accrued and unpaid interest thereon.
The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of September 30, 2026, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of September 30, 2026, the Company was in compliance with all terms, conditions, and covenants under the indenture.
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
The indenture governing the 2028 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and any of our preferred shares then outstanding to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $125.0 million plus (1) 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) from October 1, 2015, excluding income or loss from Unrestricted Subsidiaries (as defined in the indenture), plus (2) 100% of the net cash proceeds from either contributions to the common equity of the Company after December 1, 2015 or the sale of qualified equity interests after December 1, 2015, plus other items and subject to other exceptions. The positive balance in our restricted payments basket was $824.6 million at September 30, 2026 and $884.2 million at December 31, 2025. The determination to pay future dividends on, or make future repurchases of, our common shares will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants, and other factors deemed relevant by our Board of Directors (see Note 12 to our financial statements for more information).

NOTE 9. Earnings Per Common Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income, and basic and diluted income per common share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per common share amounts)	2026	2025	2026	2025
NUMERATOR
Net income	$66,553	$106,490	$213,453	$338,970
DENOMINATOR
Basic weighted average shares outstanding	25,431	26,544	25,699	26,895
Dilutive securities	518	644	534	618
Diluted weighted average shares outstanding	25,949	27,188	26,233	27,513
Earnings per common share:
Basic	$2.62	$4.01	$8.31	$12.60
Diluted	$2.56	$3.92	$8.14	$12.32
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	—	—	—	—
NOTE 10. Income Taxes
During the three months ended September 30, 2026 and 2025, the Company recorded a tax provision of $20.3 million and $33.3 million, respectively, which reflects income tax expense related to income before income taxes for the periods. The effective tax rate for the three months ended September 30, 2026 and 2025 was 23.4% and 23.8%, respectively.
During the nine months ended September 30, 2026 and 2025, the Company recorded a tax provision of $67.2 million and $107.1 million, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025 was 23.9% and 24.0%, respectively.
The decreases in the effective tax rates from the three and nine months ended September 30, 2025 were primarily attributable to increases of $0.7 million and $0.8 million, respectively, in tax benefits from equity compensation in 2026.

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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee

The following table shows, by segment: revenue; cost of sales; selling, general and administrative expense; operating income; interest (income) expense; and income before income taxes for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Revenue:
Northern homebuilding	$483,302	$487,931	$1,312,848	$1,386,558
Southern homebuilding	560,023	609,211	1,650,875	1,786,299
Financial services (a)	32,744	34,649	96,311	97,619
Total revenue	$1,076,069	$1,131,791	$3,060,034	$3,270,476

Cost of Sales:
Northern homebuilding	$386,153	$375,573	$1,046,500	$1,072,011
Southern homebuilding	465,439	486,132	1,350,967	1,388,977
Financial services (a)	—	—	—	—
Total cost of sales (b)	$851,592	$861,705	$2,397,467	$2,460,988

General and administrative expense:
Northern homebuilding	$12,009	$10,579	$33,410	$30,538
Southern homebuilding	21,567	21,160	59,960	60,972
Financial services (a)	16,715	14,681	46,532	41,342
Segment general and administrative expense	$50,291	$46,420	$139,902	$132,852
Corporate and unallocated general and administrative expense	26,277	24,346	68,050	64,234
Total general and administrative expense	$76,568	$70,766	$207,952	$197,086

Selling expense:
Northern homebuilding	$26,945	$24,411	$73,665	$70,035
Southern homebuilding	36,895	39,030	108,023	108,730
Financial services (a)	—	—	—	—
Segment selling expense	$63,840	$63,441	$181,688	$178,765
Corporate and unallocated selling expense	771	608	2,286	1,725
Total selling expense	$64,611	$64,049	$183,974	$180,490

Operating income:
Northern homebuilding	$58,195	$77,368	$159,273	$213,974
Southern homebuilding	36,122	62,889	131,925	227,620
Financial services (a)	16,029	19,968	49,779	56,277
Segment operating income	$110,346	$160,225	$340,977	$497,871
Corporate selling, general and administrative expense	(27,048)	(24,954)	(70,336)	(65,959)
Total operating income (a)(b)	$83,298	$135,271	$270,641	$431,912

Interest (income) expense - net:
Northern homebuilding	$(103)	$(22)	$(113)	$(69)
Southern homebuilding	(692)	(192)	(1,231)	(194)
Financial services (a)	2,597	3,370	7,827	9,097
Segment Interest (income) expense - net	$1,802	$3,156	$6,483	$8,834
Corporate Interest (income) expense - net	(5,380)	(7,704)	(16,452)	(22,956)
Total interest income, net of interest expense	$(3,578)	$(4,548)	$(9,969)	$(14,122)

Income before income taxes	$86,876	$139,819	$280,610	$446,034
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of an immaterial amount of mortgage refinancing.
(b)For the three and nine months ended September 30, 2026, total cost of sales and operating income were impacted by $4.7 million and $8.9 million in inventory charges taken during the period, respectively. $0.6 million and $1.0 million of these charges were attributable to the Northern homebuilding operating segment and $4.1 million and $7.9 million were attributable to the Southern homebuilding operating segment, respectively. This compares to $7.6 million in inventory charges taken during the quarter ended September 30, 2025. $1.3 million and $6.3 million of those charges were attributed to the Northern homebuilding operating segment and the Southern homebuilding operating segment, respectively. Additionally, for the three and nine months ended September 30, 2026, total cost of sales and operating income in the Southern homebuilding operating segment were impacted by $1.7 million and $7.2 million, respectively, for warranty charges in two of our Florida communities primarily relating to attic ventilation issues (See Note 6).

The following tables show total assets by segment at September 30, 2026 and December 31, 2025:

	September 30, 2026
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and Unallocated	Total
Deposits on real estate under option or contract	$21,264	$57,180		$—	$78,444	$—	$78,444
Inventory (a)	1,257,647	2,264,556		—	3,522,203	—	3,522,203
Investments in joint venture arrangements	—	87,167		—	87,167	—	87,167
Other assets	40,623	145,072	(b)	366,416	552,111	620,240	1,172,351
Total assets	$1,319,534	$2,553,975		$366,416	$4,239,925	$620,240	$4,860,165

	December 31, 2025
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and Unallocated	Total
Deposits on real estate under option or contract	$14,319	$60,226		$—	$74,545	$—	$74,545
Inventory (a)	1,164,647	2,144,748		—	3,309,395	—	3,309,395
Investments in joint venture arrangements	—	106,299		—	106,299	—	106,299
Other assets	35,087	122,223	(b)	375,682	532,992	753,894	1,286,886
Total assets	$1,214,053	$2,433,496		$375,682	$4,023,231	$753,894	$4,777,125
(a)Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.
NOTE 12. Share Repurchase Program
On November 12, 2025, the Company announced that its Board of Directors authorized a new share repurchase program which authorized the Company to purchase up to $250 million of its outstanding common shares (the “2025 Share Repurchase Program”), which replaced the Company’s previous share repurchase program. On August 12, 2026, the Company announced that its Board of Directors approved a new share repurchase program pursuant to which the Company may purchase up to $250 million of its outstanding common shares (the “2026 Share Repurchase Program”). The 2026 Share Repurchase Program replaced the 2025 Share Repurchase Program.

Pursuant to the 2026 Share Repurchase Program, the Company may purchase up to $250 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws. The timing, amount and other terms and conditions of any additional repurchases under the 2026 Share Repurchase Program will be based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements. The 2026 Share Repurchase Program does not have an expiration date and the Board may modify, discontinue or suspend it at any time.

The Company repurchased 0.3 million outstanding common shares at an aggregate purchase price of $50.1 million under the 2026 Share Repurchase Program and 2025 Share Repurchase Program during the third quarter of 2026. During the nine months ended September 30, 2026, the Company repurchased 1.1 million outstanding common shares for an aggregate purchase price of $150.2 million under the 2026 Share Repurchase Program and the 2025 Share Repurchase Program. As of September 30, 2026, $206.7 million remained available for repurchases under the 2026 Share Repurchase Program.
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

Contract liabilities include customer deposits related to sold but undelivered homes. Substantially all of our home sales are scheduled to close and be recorded as revenue within one year from the date of receiving a customer deposit. Contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material.

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
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Housing	$1,031,362	$1,095,418	$2,921,946	$3,159,924
Land sales	11,963	1,724	41,777	12,933
Financial services (a)	32,744	34,649	96,311	97,619
Total revenue	$1,076,069	$1,131,791	$3,060,034	$3,270,476
(a)Revenue includes hedging gain of $11.3 million for the three months ended September 30, 2026 and hedging loss of $8.2 million for the three months ended September 30, 2025. Revenue includes hedging gain of $16.2 million and hedging loss of $6.7 million for the nine months ended September 30, 2026 and 2025, respectively. Hedging gains/losses do not represent revenue recognized from contracts with customers.

Refer to Note 11 for presentation of our revenues disaggregated by geography. As our homebuilding operations accounted for 97% of our total revenues for both the three and nine months ended September 30, 2026 and 2025, with most of those revenues generated from home purchase contracts with customers, we believe the disaggregation of revenues as disclosed above and in Note 11 fairly depicts how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes having sold over 174,800 homes since commencing homebuilding activities in 1976. The Company’s homes are marketed and sold primarily under the M/I Homes brand. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Ft. Myers/Naples, Tampa, Sarasota and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and Nashville, Tennessee.
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
We believe that there have been no significant changes to our critical accounting policies or estimates during the quarter ended September 30, 2026 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Form 10-K.
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
Houston, Texas
San Antonio, Texas
Charlotte, North Carolina
Raleigh, North Carolina
Nashville, Tennessee
Overview
During the third quarter of 2026, ongoing affordability pressures, inflation, economic and geopolitical uncertainty, and elevated mortgage interest rates that exceeded 7% by the end of the quarter resulted in increasingly difficult conditions for the housing industry. As mortgage rates increased during the quarter, affordability for prospective homebuyers became increasingly constrained. At the same time, inflation and broader economic concerns continued to weigh on consumer confidence and purchasing decisions.
To support affordability and stimulate demand in the current mortgage interest rate environment, we continued to offer targeted sales incentives, including mortgage interest rate buydowns, which remain an important component of our sales strategy, consistent with our approach in 2025 and the first half of 2026. Our profitability decreased from the prior year, primarily as a result of higher lot costs and the increased cost of mortgage interest rate buydown incentives due to the elevated mortgage interest rates.

Despite the current market conditions, we remain encouraged by the underlying fundamentals of our business and demand for housing, our well-located communities, and diverse product offerings. Additionally, housing affordability remains a key focus for federal policymakers, with continued attention on initiatives aimed at increasing housing availability and improving access to homeownership.

Our results during the third quarter and first nine months of 2026 in comparison to the third quarter and first nine months of 2025 were as follows:

•New contracts decreased 2% to 1,861 from 1,908 and increased 5% to 6,598 from 6,278, respectively
•Number of homes delivered decreased 2% to 2,241 homes and decreased 4% to 6,361 homes, respectively
•Revenue decreased 5% to $1.08 billion and decreased 6% to $3.06 billion, respectively
•Income before income taxes decreased 38% to $86.9 million and decreased 37% to $280.6 million, respectively
•Gross margin decreased 300 basis points to 20.9% and decreased 310 basis points to 21.7%, respectively
•Net income decreased 38% to $66.6 million and decreased 37% to $213.5 million, respectively
•Shareholders’ equity of $3.3 billion, a 3% increase from a year ago, with book value per common share increasing to a record high $130 per share
•Homebuilding debt to capital ratio was 18% for both periods

Additionally, our financial services segment achieved its second highest revenue in a third quarter and improved capture rate to 96% from 93% in the third quarter of 2025.

Our company-wide absorption pace of sales per community for the third quarter of 2026 was 2.6 per month compared to 2.7 for the prior year’s third quarter. We plan to open additional new communities during the remainder of 2026 and have our end of the year community count be about 5% higher than 2025.
Summary of Company Financial Results

Income before income taxes for the third quarter of 2026 decreased $52.9 million from $139.8 million in the third quarter of 2025 to $86.9 million in 2026. Net income was $66.6 million, or $2.56 per diluted share, in 2026's third quarter, compared to $106.5 million, or $3.92 per diluted share, in 2025's third quarter. Our effective tax rate was 23.4% and 23.8% in the third quarter of 2026 and 2025, respectively. For the nine months ended September 30, 2026, income before income taxes decreased $165.4 million from $446.0 million in the nine months ended September 30, 2025 to $280.6 million in 2026. We achieved net income of $213.5 million, or $8.14 per diluted share, during the nine months ended September 30, 2026 compared to net income of $339.0 million, or $12.32 per diluted share, in the nine months ended September 30, 2025. Our effective tax rate was 23.9% in 2026's first nine months compared to 24.0% in the same period in 2025.
During the quarter ended September 30, 2026, our total revenue was $1.08 billion, of which $1.04 billion was from homebuilding and $32.7 million was from our financial services operations. Revenue from homebuilding decreased 5% in 2026's third quarter compared to the same period in 2025 driven primarily by a 4% decrease in the average sales price of homes delivered ($17,000 per home delivered) and a 2% decrease in the number of homes delivered (55 units) offset in part by a $10.2 million increase in land sales. Our revenue and average sales price reflect a $73.2 million reduction for sales incentives and closing costs in the third quarter of 2026 compared to a $53.5 million reduction for sales incentives and closing costs in 2025's third quarter. Revenue from our financial services segment decreased 5% to $32.7 million in the third quarter of 2026 as a result of a decrease in loans originated during the period and lower margins on loans sold, partially offset by an improved capture rate compared to the third quarter of 2025. For the nine months ended September 30, 2026, we recorded year-to-date total revenue of $3.06 billion, of which $2.96 billion was from homes delivered and land sales and $96.3 million was from our financial services operations. Revenue from homebuilding decreased 7% in the nine months ended September 30, 2026 compared to the same period in 2025 driven primarily by a 4% decrease in the number of homes delivered (259 units) and a 4% decrease in the average sales price of homes delivered ($18,000 per home delivered) offset in part by a $28.8 million increase in land sales. Our revenue and average sales price reflect a $189.1 million reduction for incentives and closing costs in 2026’s first nine months compared to a $140.6 million reduction for incentives and closing costs in 2025’s first nine months. Revenue from our financial services segment decreased 1% to $96.3 million in the first nine months of 2026 compared to the nine months ended September 30, 2025 as a result of a decrease in loans originated and a decrease in the average loan amount during the period, partially offset by an improved capture rate.
Total gross margin (total revenue less total land and housing costs and inventory charges) decreased $45.6 million in the third quarter of 2026 compared to the third quarter of 2025 as a result of a $43.7 million decline in the gross margin of our homebuilding operations and a $1.9 million decline in the gross margin of our financial services operations. Our homebuilding gross margin percentage declined by 310 basis points to 18.4% in the third quarter of 2026 from 21.5% in the third quarter of 2025. The decline in homebuilding gross margin dollars primarily resulted from the decrease in average sales price of homes delivered which included a $23.2 million increase in mortgage interest rate buydowns, a $6.0 million increase in lot costs, a 2% decrease in homes delivered and $1.7 million in unusual warranty charges offset in part by a $2.9 million decrease in inventory charges in 2026 compared to 2025. Our homebuilding gross margin may fluctuate from quarter to quarter depending on the mix of communities delivering homes due to the variation in margin between different communities, number of homes under construction and sales incentives. During the third quarter of 2026, homebuilding gross margin was compressed primarily due to mix of inventory homes delivered, incentives offered and increased lot costs. The gross margin of our financial services operations decreased $1.9 million in the third quarter of 2026 compared to the third quarter of 2025 as a result of lower margins on loans sold and a decrease in the number of loan originations, partially offset by an improved capture rate. Total gross margin decreased $146.9 million in the nine months ended September 30, 2026 compared to the same period in 2025 as a result of a $145.6 million decline in the gross margin of our homebuilding operations and a $1.3 million decline in the gross margin of our financial services operations. This decline in the gross margin of our homebuilding operations is primarily due to a decrease in the number of homes delivered, a decrease in the average sales price of homes delivered ($18,000 per home delivered) which included a $58.6 million increase in mortgage interest rate buydowns, a $19.3 million increase in lot costs, and $1.3 million increase in inventory charges. The gross margin of our financial services operations decreased $1.3 million in the nine months ended September 30, 2026 compared to the same period in 2025 as a result of a decrease in loans originated and a decrease in the average loan amount during the period, partially offset by an improved capture rate.
We opened 76 new communities during the nine months ended September 30, 2026 and closed 62 communities. We sell a variety of home types in various communities and markets, each of which yields a different gross margin. The timing of the openings of new replacement communities as well as underlying lot costs varies from year to year. The mix of communities delivering homes may cause fluctuations in our new contracts, absorption pace and housing gross margin from year to year.
For the three months ended September 30, 2026, selling, general and administrative expense increased $6.4 million, and increased as a percentage of revenue from 11.9% in the third quarter of 2025 to 13.1% in the third quarter of 2026. Selling expense increased $0.6 million from 2025's third quarter and increased as a percentage of revenue to 6.0% in 2026's third quarter from 5.7% for the same period in 2025. The dollar increase in selling expense related to a $1.3 million increase in advertising expenses and a $2.2 million increase in expenses related to model homes and sales offices as community counts increase, including compensation-related expenses, partially offset by a $2.9 million decrease in realtor and sales commissions in the third quarter of 2026. General and administrative expense increased $5.8 million in the third quarter of 2026 compared to the third quarter of 2025 and increased as a percentage of revenue to 7.1% in the third quarter of 2026 from 6.3% in the third quarter of 2025. The dollar increase in general and administrative expense was primarily due to a $1.9 million increase in compensation-related expenses due to increased head count, a $1.3 million increase in costs associated with information systems, a $0.8 million increase in land-related expenses, a $0.6 million increase in depreciation and a $1.2 million increase in miscellaneous expenses. For the nine months ended September 30, 2026, selling, general and administrative expense increased $14.4 million, and increased as a percentage of revenue from 11.5% in the nine months ended September 30, 2025 to 12.8% in the nine months ended September 30, 2026. Selling expense increased $3.5 million from the nine months ended September 30, 2025 and increased as a percentage of revenue to 6.0% in 2026's first nine months from 5.5% for the same period in 2025. The dollar increase in selling expense in the first nine months of 2026 related to a $5.4 million increase in costs associated with our sales offices and models, including compensation-related expenses and a $2.9 million increase in advertising expenses, offset by a $4.8 million decrease in realtor and sales commissions. General and administrative expense increased $10.9 million compared to the nine months ended September 30, 2025 and increased as a percentage of revenue from 6.0% in the nine months ended September 30, 2025 to 6.8% in the nine months ended September 30, 2026. The increase in general and administrative expense was primarily due to a $3.8 million increase in compensation-related expenses due to higher average headcount and equity incentives offset in part by decreased bonus expense, a $2.1 million increase in costs associated with information systems, a $1.5 million increase in land-related expenses, a $1.3 million increase in depreciation and a $2.2 million increase in various other expenses, including costs associated with financial services.
Outlook
The housing market continues to face significant macroeconomic challenges, including rising mortgage interest rates, affordability constraints, inflationary pressures, evolving trade and tariff policies, labor market uncertainty, recession concerns, and ongoing geopolitical volatility, all of which have continued to impact consumer confidence and homebuying activity. Mortgage interest rates increased during the third quarter of 2026 and exceeded 7% as of quarter-end, further pressuring affordability and increasing the cost of homeownership for prospective buyers. While we remain confident in the long-term prospects of our business, we believe these market conditions, particularly the increasing mortgage interest rate environment, may persist through the remainder of 2026 and into 2027. In response, we remain focused on executing strategies designed to navigate this environment, including disciplined overhead management, prudent land acquisition and development spending, pricing discipline, and the selective use of sales incentives, including mortgage interest rate buydowns, to improve affordability, support demand, increase sales activity, and reduce contract cancellations.

Despite these challenges, we believe the long-term fundamentals supporting the housing market remain favorable. Demand continues to be driven by demographic trends, household formation, and an undersupply of both new and existing homes, particularly in the affordable housing segment. While a future decline in mortgage interest rates could improve affordability and further support housing demand, rates increased in recent months, creating additional headwinds for prospective homebuyers. The timing and magnitude of any future improvement in mortgage interest rates remain uncertain and will depend on economic conditions, monetary policy, capital markets, and geopolitical developments. Additionally, housing affordability and supply remain important policy priorities at the federal level, with continued focus on initiatives intended to expand housing availability and improve access to homeownership.

We believe our well-located communities and diverse product offerings position us to operate successfully in the current environment. Although our backlog at the end of the third quarter of 2026 was lower than the prior-year period, it remained healthy, with an average sales price approximately 3% below the comparable prior-year level, reflecting our continued focus on affordability. Our strong balance sheet, liquidity, and disciplined capital allocation provide the financial flexibility to respond to changing market conditions and pursue opportunities as they arise. Nevertheless, the operating environment remains dynamic, particularly as increasing mortgage interest rates and ongoing economic uncertainty continue to affect consumer behavior. Our future performance will depend on our ability to adapt to evolving market conditions. Accordingly, there can be no assurance that our current strategies will fully offset the effects of continued market volatility, rising borrowing costs, and broader economic uncertainty.

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

During the nine months ended September 30, 2026, we invested $345.5 million in land acquisitions and $413.5 million in land development compared to $363.1 million and $421.9 million, respectively, during the nine months ended September 30, 2025. We invested less in land acquisitions in the nine months ended September 30, 2026 compared to the first nine months of 2025 as a result of the land supply needs of our divisions. We continue to closely review our land acquisition and land development spending and monitor our ongoing pace of home sales and deliveries, and we will adjust our land acquisition and development spend accordingly.
We ended the third quarter of 2026 with approximately 48,900 lots under control, which represents an approximately five-year supply of lots based on the past twelve months of homes delivered, including certain lots that we anticipate selling to third parties. This represents a 3% decrease from our approximately 50,600 lots under control at the end of last year’s third quarter.
We opened 76 communities and closed 62 communities in the nine months ended September 30, 2026, ending the third quarter with 246 active communities, compared to 233 in last year’s third quarter. Although the timing of opening new communities and closing existing communities is subject to substantial variation, we expect to grow our year-emd community count by approximately 5% in 2026 compared to 2025.

The following table shows, by segment: revenue; cost of sales; selling, general and administrative expense; operating income; and interest (income) expense - net for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Revenue:
Northern homebuilding	$483,302	$487,931	$1,312,848	$1,386,558
Southern homebuilding	560,023	609,211	1,650,875	1,786,299
Financial services (a)	32,744	34,649	96,311	97,619
Total revenue	$1,076,069	$1,131,791	$3,060,034	$3,270,476

Cost of Sales:
Northern homebuilding	$386,153	$375,573	$1,046,500	$1,072,011
Southern homebuilding	465,439	486,132	1,350,967	1,388,977
Financial services (a)	—	—	—	—
Total cost of sales (b)	$851,592	$861,705	$2,397,467	$2,460,988

General and Administrative Expense:
Northern homebuilding	$12,009	$10,579	$33,410	$30,538
Southern homebuilding	21,567	21,160	59,960	60,972
Financial services (a)	16,715	14,681	46,532	41,342
Segment general and administrative expense	$50,291	$46,420	139,902	$132,852
Corporate and unallocated general and administrative expense	26,277	24,346	68,050	64,234
Total general and administrative expense	$76,568	$70,766	$207,952	$197,086

Selling Expense
Northern homebuilding	$26,945	$24,411	$73,665	$70,035
Southern homebuilding	36,895	39,030	108,023	108,730
Financial services (a)	—	—	—	—
Segment selling expense	$63,840	$63,441	$181,688	$178,765
Corporate and unallocated selling expense	771	608	2,286	1,725
Total selling expense:	$64,611	$64,049	$183,974	$180,490

Operating income:
Northern homebuilding	$58,195	$77,368	$159,273	$213,974
Southern homebuilding	36,122	62,889	131,925	227,620
Financial services (a)	16,029	19,968	49,779	56,277
Segment operating income	$110,346	$160,225	$340,977	$497,871
Corporate selling, general and administrative expense	(27,048)	(24,954)	(70,336)	(65,959)
Total operating income (b)	$83,298	$135,271	$270,641	$431,912

Interest (income) expense - net:
Northern homebuilding	$(103)	$(22)	$(113)	$(69)
Southern homebuilding	(692)	(192)	(1,231)	(194)
Financial services (a)	2,597	3,370	7,827	9,097
Segment Interest (income) expense - net	$1,802	$3,156	$6,483	$8,834
Corporate Interest (income) expense - net	(5,380)	(7,704)	(16,452)	(22,956)
Total interest (income) expense - net	$(3,578)	$(4,548)	$(9,969)	$(14,122)

Income before income taxes	$86,876	$139,819	$280,610	$446,034
(a)Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuyers, with the exception of a small amount of mortgage refinancing.
(b)For the three and nine months ended September 30, 2026, total cost of sales and operating income were impacted by $4.7 million and $8.9 million in inventory charges taken during the period, respectively. $0.6 million and $1.0 million of these charges were attributable to the Northern homebuilding operating segment and $4.1 million and $7.9 million were attributable to the Southern homebuilding operating segment, respectively. This compares to $7.6 million in inventory charges taken during the quarter ended September 30, 2025. $1.3 million and $6.3 million of those charges were attributed to the Northern homebuilding operating segment and the Southern homebuilding operating segment, respectively. Additionally, for the three and nine months ended September 30, 2026, total cost of sales and operating income in the Southern homebuilding operating segment were impacted by $1.7 million and $7.2 million, respectively, for warranty charges in two of our Florida communities primarily relating to attic ventilation issues (See Note 6).

The following tables show total assets by segment at September 30, 2026 and December 31, 2025:

	At September 30, 2026
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$21,264	$57,180		$—	$78,444	$—	$78,444
Inventory (a)	1,257,647	2,264,556		—	3,522,203	—	3,522,203
Investments in joint venture arrangements	—	87,167		—	87,167	—	87,167
Other assets	40,623	145,072	(b)	366,416	552,111	620,240	1,172,351
Total assets	$1,319,534	$2,553,975		$366,416	$4,239,925	$620,240	$4,860,165

	At December 31, 2025
(In thousands)	Northern	Southern		Financial Services	Segment Total	Corporate and unallocated	Total
Deposits on real estate under option or contract	$14,319	$60,226		$—	$74,545	$—	$74,545
Inventory (a)	1,164,647	2,144,748		—	3,309,395	—	3,309,395
Investments in joint venture arrangements	—	106,299		—	106,299	—	106,299
Other assets	35,087	122,223	(b)	375,682	532,992	753,894	1,286,886
Total assets	$1,214,053	$2,433,496		$375,682	$4,023,231	$753,894	$4,777,125
(a)Inventory includes: single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.
(b)Includes development reimbursements from local municipalities.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Northern Region
Homes delivered	949	942	2,593	2,735
New contracts, net	746	742	2,788	2,680
Backlog at end of period	1,031	1,081	1,031	1,081
Average sales price of homes delivered	$509	$517	$505	$505
Average sales price of homes in backlog	$577	$563	$577	$563
Aggregate sales value of homes in backlog	$594,900	$608,514	$594,900	$608,514
Housing revenue	$482,763	$487,238	$1,308,967	$1,380,238
Land sale revenue	$539	$693	$3,881	$6,320
Operating income homes (a)(b)	$58,153	$77,415	$159,122	$212,110
Operating income land	$42	$(47)	$151	$1,864
Number of average active communities	99	98	96	96
Number of active communities, end of period	103	96	103	96
Southern Region
Homes delivered	1,292	1,354	3,768	3,885
New contracts, net	1,115	1,166	3,810	3,598
Backlog at end of period	1,015	1,108	1,015	1,108
Average sales price of homes delivered	$425	$449	$428	$458
Average sales price of homes in backlog	$501	$544	$501	$544
Aggregate sales value of homes in backlog	$508,144	$602,276	$508,144	$602,276
Housing revenue	$548,599	$608,180	$1,612,979	$1,779,686
Land sale revenue	$11,424	$1,031	$37,896	$6,613
Operating income homes (a)(b)	$33,860	$63,567	$124,436	$226,221
Operating income land	$2,262	$(678)	$7,489	$1,399
Number of average active communities	141	136	140	133
Number of active communities, end of period	143	137	143	137
Total Homebuilding Regions
Homes delivered	2,241	2,296	6,361	6,620
New contracts, net	1,861	1,908	6,598	6,278
Backlog at end of period	2,046	2,189	2,046	2,189
Average sales price of homes delivered	$460	$477	$459	$477
Average sales price of homes in backlog	$539	$553	$539	$553
Aggregate sales value of homes in backlog	$1,103,044	$1,210,790	$1,103,044	$1,210,790
Housing revenue	$1,031,362	$1,095,418	$2,921,946	$3,159,924
Land sale revenue	$11,963	$1,724	$41,777	$12,933
Operating income homes (a) (b)	$92,013	$140,982	$283,558	$438,331
Operating income land	$2,304	$(725)	$7,640	$3,263
Number of average active communities	240	234	236	228
Number of active communities, end of period	246	233	246	233
(a)Includes the effect of total homebuilding general and administrative expense and selling expense for the region as disclosed in the first table set forth in this “Outlook” section.
(b)For the three and nine months ended September 30, 2026, total cost of sales and operating income were impacted by $4.7 million and $8.9 million in inventory charges taken during the period, respectively. $0.6 million and $1.0 million of these charges were attributable to the Northern homebuilding operating segment and $4.1 million and $7.9 million were attributable to the Southern homebuilding operating segment, respectively. This compares to $7.6 million in inventory charges taken during the quarter ended September 30, 2025. $1.3 million and $6.3 million of those charges were attributed to the Northern homebuilding operating segment and the Southern homebuilding operating segment, respectively. Additionally, for the three and nine months ended September 30, 2026, total cost of sales and operating income in the Southern homebuilding operating segment were impacted by $1.7 million and $7.2 million, respectively, for warranty charges in two of our Florida communities primarily relating to attic ventilation issues (See Note 6).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Financial Services
Number of loans originated	1,835	1,848	5,231	5,243
Value of loans originated	$738,741	$749,752	$2,108,837	$2,121,412

Revenue	$32,744	$34,649	$96,311	$97,619
Less: General and administrative expenses	16,715	14,681	46,532	41,342
Less: Interest expense	2,597	3,370	7,827	9,097
Income before income taxes	$13,432	$16,598	$41,952	$47,180

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
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Northern	12.5%	12.3%	9.2%	10.0%
Southern	12.2%	12.1%	9.8%	12.6%

Total cancellation rate	12.3%	12.2%	9.6%	11.5%

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
Year Over Year Comparison
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Northern Region. During the three months ended September 30, 2026, revenue in our Northern region decreased $4.6 million, from $487.9 million in the third quarter of 2025 to $483.3 million in the third quarter of 2026. This decrease in revenue was primarily the result of a 2% decrease in the average sales price of homes delivered, partially offset by a 1% increase in the number of homes delivered. Operating income in our Northern region decreased $19.2 million from $77.4 million in the third quarter of 2025 to $58.2 million during the quarter ended September 30, 2026. This decrease in operating income was the result of a $15.2 million decline in our gross margin and a $4.0 million increase in selling, general and administrative expense. Our gross margin percentage declined 290 basis points to 20.1% from 23.0% in the prior year’s third quarter primarily due to an increase in homebuyer incentives and an $8.1 million increase in lot costs compared to prior year. The average sales price in the third quarter of 2026 reflects a reduction of $13,800 per home when compared to 2025 due to increased homebuyer incentive costs including mortgage interest rate buydowns.

Selling, general and administrative expense increased $4.0 million, from $35.0 million for the quarter ended September 30, 2025 to $39.0 million for the quarter ended September 30, 2026 and increased 90 basis points as a percentage of revenue to

8.1% in 2026's third quarter from 7.2% in 2025's third quarter. The increase in selling, general and administrative expense was attributable to a $1.4 million increase in general and administrative expense and a $2.6 million increase in selling expense. The increase in general and administrative expense was due to a $0.9 million increase in compensation-related expenses and a $0.5 million increase in land related expenses. The increase in selling expense was due to a $1.1 million increase in sales and realtor commissions, a $0.4 million increase in advertising expense, a $0.6 million increase in expenses related to our model homes and related compensation expenses and a $0.5 million increase in employee training investments.
During the three months ended September 30, 2026, we experienced a 1% increase in new contracts in our Northern region from 742 in the third quarter of 2025 to 746 in the third quarter of 2026. Homes in backlog decreased 5% from 1,081 homes at September 30, 2025 to 1,031 homes at September 30, 2026 as a result of more inventory homes sold in the third quarter of 2026 compared to prior year. The average sales price in backlog increased approximately 2% to $577,000 at September 30, 2026 compared to $563,000 at September 30, 2025 primarily due to the mix of homes being sold. During the three months ended September 30, 2026, we opened fourteen new communities in our Northern region compared to opening four during 2025's third quarter. Our monthly absorption rate in our Northern region was 2.5 per community in both the third quarter of 2026 and in the third quarter of 2025.
Southern Region. During the three months ended September 30, 2026, revenue in our Southern region decreased $49.2 million, from $609.2 million in the third quarter of 2025 to $560.0 million in the third quarter of 2026. This 8% decrease in revenue was the result of a 5% decrease in the average sales price of homes delivered ($24,000 per home delivered) and a 5% decrease in the number of homes delivered (62 units), offset in part by a $10.4 million increase in land sale revenue. Operating income in our Southern region decreased $26.8 million from $62.9 million in the third quarter of 2025 to $36.1 million in the third quarter of 2026. This decrease in operating income was the result of a $28.5 million decline in our gross margin, partially offset by a $1.7 million decrease in selling, general, and administrative expense. Our gross margin percentage declined 330 basis points from 20.2% in prior year’s third quarter to 16.9% in the third quarter of 2026. The decline in our homebuilding gross margin was primarily due to the decrease in the number of homes delivered, and a decrease in the average sales price of homes delivered, offset in part by a $2.1 million decrease in lot costs and an increase in land sales. Increased homebuyer incentive costs, including mortgage interest rate buydowns, decreased the average sales price of homes delivered by $6,300 per home when compared to 2025.
Selling, general and administrative expense decreased $1.7 million from $60.2 million in the third quarter of 2025 to $58.5 million in the third quarter of 2026 but increased 50 basis point~~s~~ as a percentage of revenue to 10.4% in the third quarter of 2026 from 9.9% in the third quarter of 2025. The decrease in selling, general and administrative expense was attributable to a $2.1 million decrease in selling expense, partially offset by a $0.4 million increase in general and administrative expense. The decrease in selling expense was due to a $4.0 million decrease in realtor and sales commissions, partially offset by a $1.9 million increase in costs related to our sales offices, including compensation and advertising expenses. The increase in general and administrative expense was due to a $0.4 million increase in land-related expenses.
During the three months ended September 30, 2026, our new contracts in our Southern region decreased 4% from 1,166 in the third quarter of 2025 to 1,115 in the third quarter of 2026. Homes in backlog decreased by 8% from 1,108 homes at September 30, 2025 to 1,015 homes at September 30, 2026, primarily as a result of a shift in demand to inventory homes which offer incentives compared to last year. Average sales price in backlog decreased to $501,000 at September 30, 2026 from $544,000 at September 30, 2025 primarily due to the mix of homes being sold. During the three months ended September 30, 2026, we opened 13 new communities in our Southern region compared to opening 10 communities during 2025's third quarter. Our monthly absorption rate in our Southern region declined to 2.6 per community in the third quarter of 2026 from 2.9 in the third quarter of 2025 due to the decrease in homes sold and increase in communities.
Financial Services. Revenue from our mortgage and title operations decreased 5% to $32.7 million in the third quarter of 2026 from $34.6 million in the third quarter of 2025 due to lower margins on loans sold, a decrease in the average loan amount from $406,000 in the quarter ended September 30, 2025 to $403,000 in the quarter ended September 30, 2026, and a 1% decrease in the number of loan originations from 1,848 in 2025's third quarter to 1,835 in the third quarter of 2026, offset in part by a higher capture rate during the period compared to prior year’s third quarter.
Our financial services segment experienced a $3.9 million decrease in operating income in the third quarter of 2026 compared to 2025's third quarter, which was primarily due to lower revenue and a $2.0 million increase in general and administrative expense, which was primarily the result of a $0.7 million increase in compensation-related expenses, and a $1.3 million increase in miscellaneous expenses relating to information systems and costs for financial services compared to the third quarter of 2025.

At September 30, 2026, M/I Financial provided financing services in all of our markets. Approximately 96% of our homebuyers who obtained mortgage financing for homes delivered during the third quarter of 2026 financed their purchases through M/I Financial, compared to approximately 93% in the third quarter of 2025. Capture rate is influenced by financing availability and competition in the mortgage market and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $2.0 million from $25.0 million for the third quarter of 2025 to $27.0 million for the third quarter of 2026. This increase resulted from a $0.3 million increase in compensation-related expenses, a $0.6 million increase in depreciation, a $0.7 million increase in computer related expense, a $0.2 million increase in advertising expenses and a $0.2 million increase in miscellaneous expenses.
Interest Income, net of Interest Expense. The Company earned $3.6 million of interest income - net for the three months ended September 30, 2026 compared to $4.5 million for the three months ended September 30, 2025. This decrease was primarily due to a lower average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 23.4% for the three months ended September 30, 2026 and 23.8% for the three months ended September 30, 2025. The decrease in the effective rate from the three months ended September 30, 2025 was primarily attributable to a $0.7 million increase in tax benefit from equity compensation in 2026.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Northern Region. During the nine months ended September 30, 2026, homebuilding revenue in our Northern region decreased $73.7 million, from $1.39 billion in the nine months ended September 30, 2025 to $1.31 billion in the nine months ended September 30, 2026. This 5% decrease in revenue was primarily the result of a $2.4 million decrease in land sale revenue and a 5% decrease in the number of homes delivered. Operating income in our Northern region decreased $54.7 million, from $214.0 million during the nine months ended September 30, 2025 to $159.3 million during the nine months ended September 30, 2026. The decrease in operating income was primarily the result of a $48.2 million decrease in our gross margin and a $6.5 million increase in selling, general and administrative expense. Our gross margin declined $48.2 million, and our gross margin percentage declined 240 basis points from 22.7% in the nine months ended September 30, 2025 to 20.3% for the same period in 2026, primarily due to a decrease in the number of homes delivered, a $17.1 million increase in lot costs and a decrease in land sales. The average sales price in 2026 reflects a reduction of $10,600 per home when compared to 2025 due to increased homebuyer incentive costs including mortgage interest rate buydowns.

Selling, general and administrative expense increased $6.5 million, from $100.6 million for the nine months ended September 30, 2025 to $107.1 million for the nine months ended September 30, 2026, and increased 90 basis points as a percentage of revenue to 8.2% in the first nine months of 2026 from 7.3% in the first nine months of 2025. The increase in selling, general and administrative expense was attributable to a $2.9 million increase in general and administrative expense and a $3.6 million increase in selling expense. The increase in general and administrative expense related to a $1.8 million increase in compensation-related expenses, a $0.8 million increase in land-related expenses and a $0.3 million increase in miscellaneous expenses. The increase in selling expenses was attributable to a $0.9 million increase in compensation-related expenses, a $0.9 million increase in advertising expenses, a $0.6 million increase in sales and realtor commissions, a $0.7 million increase in costs associated with employee training investments and a $0.5 million increase in miscellaneous expenses.
During the nine months ended September 30, 2026, we experienced a 4% increase in new contracts in our Northern region, from 2,680 in the nine months ended September 30, 2025 to 2,788 in the first nine months of 2026. Homes in backlog decreased 5% from 1,081 at September 30, 2025 to 1,031 homes at September 30, 2026. Average sales price in backlog increased to $577,000 at September 30, 2026 compared to $563,000 at September 30, 2025 primarily due to the mix of homes being sold. During the nine months ended September 30, 2026, we opened 34 new communities in our Northern region compared to 28 new communities opened during the nine months ended September 30, 2025. Our monthly absorption rate in our Northern region improved to 3.2 per community in the nine months ended September 30, 2026 from 3.1 per community in the same period in 2025 as a result of an increase in new contracts.
Southern Region. During the nine months ended September 30, 2026, homebuilding revenue in our Southern region decreased $135.4 million from $1.79 billion in the nine months ended September 30, 2025 to $1.65 billion in the nine months ended September 30, 2026. This 8% decrease in homebuilding revenue was the result of a 3% decrease in the number of homes delivered (117 units) and a 7% decrease in the average sales price of homes delivered ($30,000 per home delivered) primarily due to the mix of homes delivered and incentives, partially offset by a $31.3 million increase in land sales. Operating income in our Southern region decreased 42% from $227.6 million in the nine months ended September 30, 2025 to $131.9 million during the nine months ended September 30, 2026. This decrease in operating income was the result of a $97.4 million decline in our gross margin, partially offset by a $1.7 million decrease in selling, general and administrative expense. Our gross margin percentage declined 400 basis points from 22.2% in the nine months ended September 30, 2025 to 18.2% in the same period in 2026 primarily due to the decrease in average sales price for homes delivered, a $2.2 million increase in lot costs and a decrease in the number of homes delivered. Increased homebuyer incentive costs, including mortgage interest rate buydowns, decreased the average sales price of homes delivered by $7,000 per home when compared to 2025.
Selling, general and administrative expense decreased $1.7 million from $169.7 million in the nine months ended September 30, 2025 to $168.0 million in the nine months ended September 30, 2026 but increased as a percentage of revenue to 10.2% compared to 9.5% in the first nine months of 2025. General and administrative expense decreased $1.0 million primarily due to a $1.3 million decrease in compensation-related expenses as a result of a decrease in bonus expense and a $0.3 million decrease in other miscellaneous expenses, partially offset by a $0.6 million increase in land-related expense. Selling expense decreased $0.7 million primarily due to a $5.4 million decrease in realtor and sales commissions partially offset by a $1.7 million increase in compensation-related expenses, a $1.4 million increase in advertising expense, a $1.1 million increase related to costs associated with our sales offices and design center and a $0.5 million increase in miscellaneous expenses relating to model homes.

During the nine months ended September 30, 2026, we experienced a 6% increase in new contracts in our Southern region, from 3,598 in the nine months ended September 30, 2025 to 3,810 in the first nine months of 2026. Homes in backlog decreased 8% from 1,108 homes at September 30, 2025 to 1,015 homes at September 30, 2026 primarily as a result of a shift in demand to inventory homes which offer incentives compared to last year. Average sales price in backlog decreased from $544,000 at September 30, 2025 to $501,000 at September 30, 2026 primarily due to the mix of homes delivered, including inventory homes and locations of communities. During the nine months ended September 30, 2026, we opened 42 communities in our Southern region, compared to opening 36 during the nine months ended September 30, 2025. Our monthly absorption rate in our Southern region was 3.0 per community in both the nine months ended September 30, 2026 and the nine months ended September 30, 2025.
Financial Services. Revenue from our mortgage and title operations decreased 1% from $97.6 million in the nine months ended September 30, 2025 to $96.3 million in the nine months ended September 30, 2026 due to a decrease in the number of loan originations from 5,243 in the nine months ended September 30, 2025 to 5,231 in the nine months ended September 30, 2026, a decrease in the average loan amount from $405,000 in the nine months ended September 30, 2025 to $403,000 in the nine months ended September 30, 2026, and lower margins on loans sold partially offset by an improved capture rate compared to 2025's first nine months.
Our financial services segment experienced a $6.5 million decrease in operating income in the nine months ended September 30, 2026 compared to the same period in 2025, which was primarily due to a $5.2 million increase in selling, general and administrative expense compared to the nine months ended September 30, 2025 and the decrease in revenue discussed above. The increase in selling, general and administrative expense was primarily attributable to a $2.9 million increase in compensation-related expenses, a $1.0 million increase in costs related to information systems, a $0.9 million increase in other miscellaneous expenses, and a $0.4 million increase in costs associated with financial services.
At September 30, 2026, M/I Financial provided financing services in all of our markets. Approximately 96% of our homebuyers who obtained mortgage financing for homes delivered during the nine months ended September 30, 2026 financed their purchases through M/I Financial, compared to 92% during the nine months ended September 30, 2025. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $4.3 million from $66.0 million for the nine months ended September 30, 2025 to $70.3 million for the nine months ended September 30, 2026, primarily due to a $1.2 million increase in depreciation, $1.1 million increase in computer-related costs, a $1.0 million increase in miscellaneous expenses, a $0.6 million increase in advertising expenses and a $0.4 million increase in compensation-related expenses.
Interest Income, net of Interest Expense. The Company earned $10.0 million of interest income - net for the nine months ended September 30, 2026 compared to $14.1 million for the nine months ended September 30, 2025. This decrease was primarily due to a lower average cash balance on hand compared to prior year.
Income Taxes. Our overall effective tax rate was 23.9% for the nine months ended September 30, 2026 and 24.0% for the nine months ended September 30, 2025. The decrease in the effective rate from the nine months ended September 30, 2025 was primarily attributable to a $0.8 million increase in tax benefit from equity compensation in 2026.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity.
At September 30, 2026, we had $620.6 million of cash, cash equivalents and restricted cash, with approximately $620.5 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $68.6 million decrease in unrestricted cash and cash equivalents from December 31, 2025. This decrease in cash was primarily due to the reduction in net income, a decline in home deliveries, offset in part by the timing of land spend, lower inventory investment and the proceeds from mortgage loan sales exceeding originations compared to prior year. Our principal uses of cash for the nine months ended September 30, 2026 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, short-term working capital, debt service requirements, including the repayment of amounts outstanding under our credit facilities, and the repurchase of $150.2 million of our outstanding common shares under our share repurchase program. In order to fund these uses of cash, we used proceeds from home deliveries, the sale of mortgage loans, the sale of mortgage servicing rights, excess cash balances, borrowings under our MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility (as defined below), and other sources of liquidity.
The Company is a party to three primary credit agreements: (1) a $900 million unsecured revolving credit facility, dated July 18, 2013, as amended (the “Credit Facility”), with M/I Homes, Inc. as borrower and guaranteed by the Company’s wholly owned homebuilding subsidiaries; (2) a new $300 million mortgage repurchase agreement dated October 20, 2026 (the “New MIF Mortgage Repurchase Facility”), with M/I Financial as borrower, which replaced a $200 million mortgage repurchase agreement dated October 24, 2023, as amended most recently on April 16, 2026 (the “MIF Mortgage Repurchase Facility”), with M/I Financial as borrower; and (3) an uncommitted $100 million mortgage repurchase agreement, dated October 21, 2025, as amended most recently on October 20, 2026 (the “MIF Master Repurchase Facility”), with M/I Financial as borrower.

As of September 30, 2026, we had outstanding notes payable (consisting primarily of notes payable for our financial services operations, the 2030 Senior Notes and the 2028 Senior Notes) with varying maturities in an aggregate principal amount of $930.4 million, with $230.4 million payable within 12 months. Future interest payments associated with these notes payable totaled $77.3 million as of September 30, 2026, with $31.8 million payable within 12 months.
As of September 30, 2026, there were no borrowings outstanding and $91.1 million of letters of credit outstanding under our Credit Facility, leaving $808.9 million available. We expect to continue to manage our balance sheet and liquidity carefully during the remainder of 2026 by managing our spending on land acquisition and development and construction of inventory homes, as well as overhead expenditures, relative to our ongoing volume of home deliveries, and we expect to meet our current and anticipated cash requirements in 2026 from cash receipts, excess cash balances and availability under our credit facilities.
During the nine months ended September 30, 2026, we delivered 6,361 homes, started 7,138 homes, ended the quarter with approximately 5,200 homes under construction consistent with the end of last year’s third quarter, and spent $345.5 million on land purchases and $413.5 million on land development.

We are actively acquiring and developing lots in our markets to replenish our lot supply and will continue to monitor market conditions and our pace of home sales and deliveries and adjust our land spending accordingly. Pursuant to our land option agreements, as of September 30, 2026, we had a total of 25,509 lots under contract, with an aggregate purchase price of approximately $1.74 billion, to be acquired during the remainder of 2026 through 2031.
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
Operating Cash Flow Activities. During the nine-month period ended September 30, 2026, we generated $159.2 million of cash from operating activities, compared to $146.1 million during the nine months ended September 30, 2025. The cash provided by operating activities in the first nine months of 2026 was primarily a result of net income of $213.5 million, a $61.1 million increase in accounts payable, customer deposits and other liabilities, and proceeds from the sale of mortgage loans exceeding mortgage loan originations by $61.7 million, offset, in part, by a $171.4 million increase in inventory, an increase in other assets of $36.5 million, and a $13.0 million decrease in accrued compensation. The cash provided by operating activities during the nine months ended September 30, 2025 was primarily a result of net income of $339.0 million, and an increase of $80.8 million in accounts payable, customer deposits and other liabilities, and proceeds from the sale of mortgage loans exceeding mortgage loan originations by $49.9 million, offset, in part, by a $314.5 million increase in inventory, a $12.0 million decrease in other assets and a $17.3 million decrease in accrued compensation.

Investing Cash Flow Activities. During the nine months ended September 30, 2026, we used $40.8 million of cash in investing activities, compared to using $30.7 million of cash in investing activities during the nine months ended September 30, 2025. The cash used in investing activities in the first nine months of 2026 was primarily a result of a $41.0 million increase in our investment in joint venture arrangements and a $9.2 million increase in property and equipment, offset, in part, by $9.4 million in proceeds from the sale of a portion of our mortgage servicing rights. The cash used in investing activities during the nine months ended September 30, 2025 was primarily a result of a $34.4 million increase in our investment in joint venture arrangements and a $5.4 million increase in property and equipment, offset, in part, by $7.1 million in proceeds from the sale of a portion of our mortgage servicing rights and $2.0 million in return of capital from joint venture arrangements.

Financing Cash Flow Activities. During the nine months ended September 30, 2026, we used $187.0 million of cash in financing activities, compared to using $202.8 million of cash in financing activities during the nine months ended September 30, 2025. The cash used in financing activities in 2026 was primarily due to the repurchase of $150.2 million of our outstanding common shares during the nine months ended September 30, 2026, and repayments (net of borrowings) under our MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility of $46.4 million offset partially by $9.6 million in proceeds from the exercise of stock options during the nine months ended September 30, 2026. The cash used in financing activities in 2025 was primarily due to the repurchase of $150.4 million of our outstanding common shares during the nine months ended September 30, 2025, repayments (net of borrowings) under our MIF Mortgage Repurchase Facility of $54.2 million, and debt issue costs of $6.5 million offset partially by $8.3 million in proceeds from the exercise of stock options during the nine months ended September 30, 2025.

On November 12, 2025, the Company announced that its Board of Directors authorized a new share repurchase program which authorized the Company to purchase up to $250 million of its outstanding common shares (the “2025 Share Repurchase Program”), which replaced the Company’s previous share repurchase program. On August 12, 2026, the Company announced that its Board of Directors authorized a new share repurchase program pursuant to which the Company may purchase up to $250 million of its outstanding common shares (the “2026 Share Repurchase Program”), which replaced the 2025 Share Repurchase Program. During the nine months ended September 30, 2026, the Company repurchased 1.1 million outstanding common shares for an aggregate purchase price of $150.2 million under the 2026 Share Repurchase Program and 2025 Share Repurchase Program. These repurchases were funded with cash on hand. As of September 30, 2026, the Company was authorized to repurchase an additional $206.7 million of outstanding common shares under the 2026 Share Repurchase Program (see Note 12 to our financial statements for more information).

Based on current market conditions, expected capital needs and availability, and the current market price of the Company’s common shares, we may continue repurchasing common shares during the remainder of 2026. The timing and amount of any future purchases under the 2026 Share Repurchase Program will be based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements.

At both September 30, 2026 and December 31, 2025, our ratio of homebuilding debt to capital was 18%, calculated as the carrying value of our outstanding homebuilding debt (which consists of borrowings under our Credit Facility, our 2030 Senior Notes and our 2028 Senior Notes) divided by the sum of the carrying value of our outstanding homebuilding debt plus shareholders’ equity. We believe that this ratio provides useful information for understanding our financial position and the leverage employed in our operations, and for comparing us with other homebuilders.
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

Included in the table below is a summary of our available sources of cash from the Credit Facility, the MIF Mortgage Repurchase Facility and the MIF Master Repurchase Facility as of September 30, 2026:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	(a)	$—	$808,912
Notes payable – financial services (b)	(b)	$230,424	$16,601
(a)The available amount under the Credit Facility is computed in accordance with the borrowing base calculation under the Credit Facility, which applies various advance rates for different categories of inventory and totaled $2.48 billion of availability for additional senior debt at September 30, 2026. As a result, the full $900 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $91.1 million of letters of credit outstanding at September 30, 2026, leaving $808.9 million available. The Credit Facility has an expiration date of September 18, 2030.
(b)At September 30, 2026, maximum borrowing capacity was $200 million under the committed MIF Mortgage Repurchase Facility and $100 million under the uncommitted MIF Master Repurchase Facility. The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Repurchase Facility and the MIF Master Repurchase Facility, which could be increased by pledging additional mortgage collateral, subject to the respective facility limits, and for the uncommitted facility, the lender’s discretion to fund. The MIF Mortgage Repurchase Facility expired on October 20, 2026. On October 20, 2026, M/I Financial entered into the New MIF Mortgage Repurchase Facility which increased the borrowing availability to $300 million and has an expiration date of October 18, 2027. In addition, on October 20, 2026, M/I Financial renewed the MIF Master Repurchase Facility, which now has an expiration date of October 19, 2027.
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

Borrowings under the Credit Facility constitute senior, unsecured indebtedness and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Credit Facility also provides for a $250 million sub-facility for letters of credit. The Credit Facility contains various representations, warranties and covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $2.26 billion at September 30, 2026 (subject to increase over time based on earnings and proceeds from equity offerings), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum amount of available liquidity. In addition, the Credit Facility contains covenants that limit the amount of Investments in Unrestricted Subsidiaries and Joint Ventures (each as defined in the Credit Facility).

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
As of September 30, 2026, the Company was in compliance with all covenants of the Credit Facility, including financial covenants. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of September 30, 2026:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$2,263.3	$3,136.8
Leverage Ratio	≤	0.60	0.06
Interest Coverage Ratio	≥	1.5 to 1.0	13.82 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$941.1	$10.0

Notes Payable - Financial Services.

MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility was used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Repurchase Facility provided for a maximum borrowing availability of $200 million and expired on October 20, 2026 without renewal. M/I Financial paid interest on each advance under the MIF

Mortgage Repurchase Facility at a per annum rate based on Daily Simple SOFR plus a margin as defined in the MIF Mortgage Repurchase Facility. The MIF Mortgage Repurchase Facility provided for limits with respect to certain loan types that can secure outstanding borrowings. The MIF Mortgage Repurchase Facility also contained certain financial covenants each of which is defined in the MIF Mortgage Repurchase Facility.

On October 20, 2026, M/I Financial entered into the New MIF Mortgage Repurchase Facility, increasing its committed borrowing availability to $300 million from $200 million. The New MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and expires on October 18, 2027. M/I Financial pays interest on each advance under the New MIF Mortgage Repurchase Facility at a per annum rate based on Daily Reset Term SOFR Rate plus a margin as defined in the New MIF Mortgage Repurchase Facility. The New MIF Mortgage Repurchase Facility also contains certain financial covenants. The New MIF Mortgage Repurchase Facility replaced the MIF Mortgage Repurchase Facility.
As of September 30, 2026, there was approximately $141.6 million outstanding under the MIF Mortgage Repurchase Facility and M/I Financial was in compliance with all covenants thereunder. The financial covenants, as more fully described and defined in the MIF Mortgage Repurchase Facility, which covenants are substantially the same in the New MIF Mortgage Repurchase Facility, are summarized in the following table, which also sets forth M/I Financial’s compliance with such covenants as of September 30, 2026:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	12.0 to 1.0	7.08 to 1.0
Liquidity	≥	$10.0	$95.1
Adjusted Net Income	>	$0.0	$38.1
Tangible Net Worth	≥	$25.0	$43.4
MIF Master Repurchase Facility. The MIF Master Repurchase Facility provides for an uncommitted maximum borrowing availability of $100 million and expires on October 19, 2027. The MIF Master Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial. As of September 30, 2026, there was approximately $88.8 million outstanding under the MIF Master Repurchase Facility. M/I Financial pays interest on each advance under the MIF Master Repurchase Facility at a per annum rate based on Daily Simple SOFR plus a margin as defined in the MIF Master Repurchase Facility. The MIF Master Repurchase Facility contains the same financial covenants as the MIF Mortgage Repurchase Facility and, as of September 30, 2026, M/I Financial was in compliance with all such covenants.
Senior Notes.
3.95% Senior Notes. On August 23, 2021, the Company issued $300 million aggregate principal amount of 3.95% Senior Notes due 2030. The 2030 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2030 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur certain liens securing indebtedness without equally and ratably securing the 2030 Senior Notes and the guarantees thereof; enter into certain sale and leaseback transactions; and consolidate or merge with or into other companies, liquidate or sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2030 Senior Notes. As of September 30, 2026, the Company was in compliance with all terms, conditions, and covenants under the indenture.
4.95% Senior Notes. On January 22, 2020, the Company issued $400 million aggregate principal amount of 4.95% Senior Notes due 2028. The 2028 Senior Notes contain certain covenants, as more fully described and defined in the indenture governing the 2028 Senior Notes, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2028 Senior Notes. As of September 30, 2026, the Company was in compliance with all terms, conditions, and covenants under the indenture.
See Note 8 to our financial statements for more information regarding the 2030 Senior Notes and the 2028 Senior Notes.

Supplemental Financial Information.
As of September 30, 2026, M/I Homes, Inc. had $300 million aggregate principal amount of its 2030 Senior Notes and $400 million aggregate principal amount of its 2028 Senior Notes outstanding.
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

Summarized Balance Sheet Data

(In thousands)	As of September 30, 2026	As of December 31, 2025
Assets:
Cash	$538,648	$648,844
Investment in joint venture arrangements	$77,509	$99,891
Amounts due from Non-Guarantor Subsidiaries	$44,312	$37,529
Total assets	$4,482,706	$4,388,098

Liabilities and Shareholders’ Equity:
Total liabilities	$1,285,641	$1,267,890
Shareholders’ equity	$3,197,065	$3,120,208

Summarized Statement of Income Data

Nine Months Ended
(In thousands)	September 30, 2026
Revenues	$2,963,723
Land and housing costs	$2,388,544
Selling, general and administrative expense	$343,791
Income before income taxes	$240,261
Net income	$181,176

Weighted Average Borrowings. For the three months ended September 30, 2026 and 2025, our weighted average borrowings outstanding were $717.5 million and $719.1 million, respectively, with a weighted average interest rate of 5.59% and 5.29%, respectively. The increase in weighted average interest rate is primarily due to the amendments to the Credit Facility implemented in the third quarter of 2025.
At both September 30, 2026 and December 31, 2025, we had no borrowings outstanding under the Credit Facility. To the extent we elect to borrow under the Credit Facility during the remainder of 2026, the actual amount borrowed and the related timing will be subject to numerous factors, which are subject to significant variation as a result of the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home deliveries. The amount borrowed will also be impacted by other cash receipts and payments, any capital markets transactions or other additional financings by the Company, any repayments or redemptions of outstanding debt, any additional share repurchases under the 2026 Share Repurchase Program and any other extraordinary events or transactions. The Company may also experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $91.1 million of letters of credit issued and outstanding under the Credit Facility at September 30, 2026. During the nine months ended September 30, 2026, the average daily amount of letters of credit outstanding under the Credit Facility was $87.7 million and the maximum amount of letters of credit outstanding under the Credit Facility was $93.2 million.

At September 30, 2026, M/I Financial had $141.6 million outstanding under the MIF Mortgage Repurchase Facility. During the nine months ended September 30, 2026, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $15.2 million and the maximum amount outstanding was $198.2 million, which occurred during January. At September 30, 2026, M/I Financial also had $88.8 million outstanding under the MIF Master Repurchase Facility. During the nine months ended September 30, 2026, the average daily amount outstanding under the MIF Master Repurchase Facility was $6.5 million and the maximum amount outstanding was $94.9 million, which occurred during March.
INTEREST RATES AND INFLATION

Our business is significantly affected by general economic conditions within the United States and, particularly, by the impacts of interest rates and inflation. These macroeconomic trends have pressured housing affordability, negatively impacted homebuyer sentiment and increased the costs of financing land development activities and housing construction.
The annual rate of inflation in the United States was 3.7% in September 2026, as measured by the Consumer Price Index, up from the prior quarter and from 3.0% in September 2025. Continued increases in inflation rates could impact our costs, reduce our gross margins, reduce the purchasing power of potential homebuyers, and negatively impact their ability and desire to buy a home.
Elevated mortgage interest rates have also made it more difficult for homebuyers to qualify for mortgages or obtain financing on terms that are acceptable to them. During the third quarter of 2026, mortgage interest rates exceeded 7% for the first time since the first quarter of 2025. We plan to continue to address these elevated rates in 2026 by offering mortgage interest rate buydowns to potential homebuyers. We believe that offering mortgage interest rate buydown incentives may cause otherwise hesitant potential homebuyers to decide to enter the homebuying market due to the improved affordability of obtaining a mortgage, and we believe we are well prepared to address increased demand in our markets with our current land position and open communities.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Repurchase Facility and the MIF Master Repurchase Facility, which permitted borrowings of up to $1.2 billion as of September 30, 2026, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2026	2025
Whole loan contracts and related committed IRLCs	$2,654	$—
Uncommitted IRLCs	513,409	300,595
FMBSs related to uncommitted IRLCs	514,000	335,000
Whole loan contracts and related mortgage loans held for sale	11,473	15,044
FMBSs related to mortgage loans held for sale	246,000	290,000
Mortgage loans held for sale covered by FMBSs	243,098	302,790

The table below shows the measurement of assets and liabilities at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2026	2025
Mortgage loans held for sale	$232,575	$309,100
Forward sales of mortgage-backed securities	28,943	(635)
Interest rate lock commitments	(16,966)	3,661
Whole loan contracts	(1,277)	(817)
Total	$243,275	$311,309

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2026	2025	2026	2025
Mortgage loans held for sale	$(11,917)	$443	$(14,835)	$5,896
Forward sales of mortgage-backed securities	27,045	2,052	29,578	(7,092)
Interest rate lock commitments	(21,889)	168	(23,146)	4,789
Whole loan contracts	1,948	(488)	2,058	156
Total gain (loss) recognized	$(4,813)	$2,175	$(6,345)	$3,749

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of September 30, 2026. Because the MIF Mortgage Repurchase Facility and MIF Master Repurchase Facility are effectively secured by certain mortgage loans held for sale which are typically sold within 30 to 45 days, their outstanding balances are included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at September 30, 2026. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total	9/30/2026
ASSETS:
Mortgage loans held for sale:
Fixed rate	$239,244	—	—	—	—	—	$239,244	$232,575
Weighted average interest rate	5.16%	—	—	—	—	—	5.16%

LIABILITIES:
Long-term debt — fixed rate	—	—	$400,000	—	$300,000	—	$700,000	$671,000
Weighted average interest rate	—	—	2.83%	—	1.69%	—	4.52%
Short-term debt — variable rate	$230,424	—	—	—	—	—	$230,424	$230,424
Weighted average interest rate	5.63%	—	—	—	—	—	5.63%

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s legal proceedings are discussed in Note 6 to the Company’s Unaudited Condensed Consolidated Financial Statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities - None.
(b) Use of Proceeds - Not Applicable.
(c) Purchases of Equity Securities

Common shares purchased during the three months ended September 30, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

July 1, 2026 - July 31, 2026	—	$—	—	$120,302,581
August 1, 2026 - August 31, 2026	240,740	$151.70	240,740	$220,250,250
September 1, 2026 - September 30, 2026	93,260	$145.53	93,260	$206,678,178

Quarter ended September 30, 2026	334,000	$149.98	334,000	$206,678,178
(1)    On November 12, 2025, the Company announced that its Board of Directors authorized the 2025 Share Repurchase Program, which replaced the Company’s previous share repurchase program. On August 12, 2026, the Company announced that its Board of Directors authorized the 2026 Share Repurchase Program, which replaced the 2025 Share Repurchase Program which had $113.5 million remaining availability at the time. Under the 2026 Share Repurchase Program, the Company may purchase up to $250 million of its outstanding common shares through open market transactions, privately negotiated transactions or otherwise in accordance with all applicable laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The 2026 Share Repurchase Program does not have an expiration date and may be modified, suspended or discontinued at any time. See Note 12 to our Unaudited Condensed Consolidated Financial Statements for additional information.

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

The timing, amount and other terms and conditions of any future repurchases under the 2026 Share Repurchase Program will be determined by the Company’s management at its discretion based on a variety of factors, including the market price of the Company’s common shares, business considerations, general market and economic conditions and legal requirements. See Note 12 to the Unaudited Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” section above for more information regarding the 2026 Share Repurchase Program.
Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

On October 20, 2026, M/I Financial entered into the New MIF Mortgage Repurchase Facility which provides a committed maximum borrowing availability of $300 million. The New MIF Mortgage Repurchase Facility is used to finance eligible residential mortgage loans originated by M/I Financial and expires on October 18, 2027.
M/I Financial also renewed the MIF Master Repurchase Facility on October 20, 2026, which provides for an uncommitted maximum borrowing availability of $100 million and will now expire on October 19, 2027 or upon agent demand with a 30-day notice period.
For more information regarding the New MIF Mortgage Repurchase Facility and the MIF Master Repurchase Facility, refer to Note 8, “Debt” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Liquidity and Capital Resources - Notes Payable - Financial Services” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

The foregoing description of the New MIF Mortgage Repurchase Facility is qualified in its entirety by reference to the Mortgage Repurchase Agreement and Securities Contract filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1	Master Repurchase Agreement and Securities Contract between M/I Financial, LLC and U.S. Bank, National Association, dated October 20, 2026 (Filed herewith.)

22	List of Subsidiary Guarantors. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	October 23, 2026	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 23, 2026	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)